Form 10-Q
period 2018-03-31
BioXcel Therapeutics, Inc.
filed 2018-05-14
CIK 1720893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-38410

BioXcel Therapeutics, Inc

(Exact Name of Registrant as Specified in its Charter)

Delaware	82-1386754
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

780 E Main Street
Branford, CT	06405
(Address of principal executive offices)	(Zip Code)

(203) 643-8060

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Small reporting company ☐
(Do not check if a small reporting company)
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding at May 9, 2018 was 15,645,545.

BIOXCEL THERAPEUTICS, INC.

BALANCE SHEETS

(amounts in thousands, except shares and per share data)

	March 31,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets
Cash	$55,465	$887
Prepaid expenses and other current assets	808	3
Due from Parent	44	—
Total current assets	56,317	890
Deferred offering expenses	—	461
Equipment, net	4	4
Total assets	$56,321	$1,355

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$3,935	$444
Accrued expenses	267	1,015
Due to related party	13	—
Payable to Parent for services	—	67
Notes payable to Parent	—	371
Due to Parent	—	440
Total current liabilities	4,215	2,337
Total liabilities	4,215	2,337
Commitments and contingencies
Stockholders’ equity (deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized; 15,645,545 and 9,907,548 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	16	10
Additional paid-in-capital	60,822	3,458
Accumulated deficit	(8,732)	(4,450)
Total stockholders’ equity (deficit)	52,106	(982)
Total liabilities and stockholders’ equity (deficit)	$56,321	$1,355

The accompanying notes are an integral part of these financial statements.

BIOXCEL THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

(amounts in thousands, except shares and per share data)

(unaudited)

	Three Months Ended March 31,
	2018	2017
Net sales	$—	$—

Operating costs and expenses
Research and development	2,938	321
General and administrative	1,348	208
Total operating expenses	4,286	529
Loss from operations	(4,286)	(529)
Other income
Interest income, net	4	—
Net loss	$(4,282)	$(529)

Net loss per share attributable to common stockholders/Parent basic and diluted	$(0.37)	$(0.06)

Weighted average shares outstanding - basic and diluted	11,456,325	9,480,000

The accompanying notes are an integral part of these financial statements.

BIOXCEL THERAPEUTICS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(amounts in thousands, except share data)

(unaudited)

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of January 1, 2018	9,907,548	$10	$3,458	$(4,450)	$(982)
Issuance of common shares	283,452	1	1,948		1,949
Issuance of common shares, upon completion of Initial Public Offering, net of issuance costs of $5,898	5,454,545	5	54,097		54,102
Stock-based compensation	—	—	1,319		1,319
Net loss	—	—	—	(4,282)	(4,282)
Balance as of March 31, 2018	15,645,545	$16	$60,822	$(8,732)	$52,106

The accompanying notes are an integral part of these financial statements.

BIOXCEL THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,282)	$(529)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	—	1
Stock-based compensation expense	1,319	107
Changes in operating assets and liabilities:
Prepaid expenses	(805)	1
Accounts payable and accrued expenses	2,743	(11)
Due to related party	13	—
Net cash used in operating activities	(1,012)	(431)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	56,512	—
Net Parent investment	—	431
Payable to Parent for services	(67)	—
Due to Parent	(484)	—
Repayment of note payable — Parent	(371)	—
Net cash provided by financing activities	55,590	431

Net increase in cash	54,578	—

Cash, beginning of the period	887	—
Cash at March 31, 2018	$55,465	$—

Supplemental cash flow information:
Interest paid	$2	—

Supplemental disclosure of non-cash Financing Activity:
Deferred issuance costs reclassified to additional paid-in-capital upon completion of initial public offering	$461	—

The accompanying notes are an integral part of these financial statements.

BIOXCEL THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Note 1. Organization and Principal Activities

BioXcel Therapeutics, Inc. (the “Company” or “BTI”) is a clinical stage biopharmaceutical company focused on novel artificial intelligence-based drug development to identify the next wave of medicines across neuroscience and immuno-oncology. The Company’s drug re-innovation approach leverages existing approved drugs and/or clinically validated product candidates together with big data and proprietary machine learning algorithms to identify new therapeutic indices. The Company is a majority-owned subsidiary of BioXcel Corporation (“BioXcel” or “Parent”) and was incorporated under the laws of the State of Delaware on March 29, 2017. The Company’s principal office is in Branford, Connecticut. Unless otherwise indicated or the context requires otherwise, references in this report to “we”, “our”, “us” and similar expressions refer to BioXcel Therapeutics, Inc.

The unaudited financial information for the three months ended March 31, 2018 and 2017, is presented on the same basis as the financial statements included in the Company’s registration statement on Form S-1 relating to its initial public offering of its common shares.

The Company’s primary activities have been the development of a clinical plan and pre-clinical research and development of two advanced programs: BXCL501, a sublingual thin film formulation of dexmedetomidine designed for acute treatment of agitation resulting from neurological and psychiatric disorders, and BXCL701, an immuno-oncology agent designed for treatment of a rare form of prostate cancer and for treatment of pancreatic cancer. These two programs and two emerging programs BXCL502 and BXCL702 (together, “the BTI Business”) have been contributed to the Company from the Parent pursuant to a contribution agreement.

Note 2. Initial Public Offering

On March 7, 2018, the Company’s registration statement on Form S-1 relating to its initial public offering of its common shares (the “IPO”) was declared effective by the Securities and Exchange Commission (“SEC”). The IPO closed on March 12, 2018 and the Company issued and sold 5,454,545 common shares at a public offering price of $11.00 per share. Gross proceeds totaled $60,000 and net proceeds totaled $54,102 after deducting underwriting discounts and commissions of $4,200 and other offering expenses of approximately $1,698.

In connection with and effective upon the completion of its IPO the Company effectuated a 237 to one stock split. Accordingly, all share and per share amounts for all periods presented in the accompanying financial statements have been adjusted retroactively, where applicable, to reflect the stock split.

Also, in connection with the completion of its IPO, the Company amended its articles of incorporation to authorize the issuance of up to 50,000,000 shares of common stock with a par value of $.001 each and 10,000,000 shares of preferred stock with a par value of $.001 par value each.

Note 3. Basis of Presentation and Liquidity

Basis of Presentation

The financial statements of the Company for the period through June 30, 2017 including the three month period ending March 31, 2017 are derived by carving out the historical results of operations and historical cost basis of the assets and liabilities associated with product candidates BXCL501, BXCL701, BXCL502 and BXCL702 that have been contributed to the Company by BioXcel, from the financial statements of BioXcel.

These results reflect amounts specifically attributable to the BTI Business, which include expenses, assets and liabilities of BioXcel relating to the candidates that were contributed to the Company by BioXcel under a contribution agreement, effective June 30, 2017, as amended and restated on November 7, 2017, or the Contribution Agreement, for the period from January 1, 2015 until the formation of the Company on March 29, 2017  and further until June 30, 2017. The Company has also entered into a separation and shared services agreement with BioXcel that took effect on June 30, 2017, as amended and restated on November 7, 2017, or the Services Agreement, pursuant to which BioXcel provides the Company with certain general and administrative and development support services. However, consistent with accounting regulations, it has been assumed that the Company was a separate business since January 1, 2015 and accordingly the assets, liabilities and expenses relating to the BTI Business have been separated from the Parent in the financial statements for periods prior to and post incorporation through June 30, 2017. The financial statements for the three month period ended March 31, 2017 include reasonable allocations for assets and liabilities and expenses attributable to the BTI Business.

For the three month period ended March 31, 2018 the results are on a standalone entity basis. All assets and liabilities contributed by BioXcel to the Company have been recorded at historical book value.

The balance sheet information as of December 31, 2017 was derived from the audited financial statements which include the accounts of BioXcel Therapeutics Inc. but does not include all disclosures required by accounting principles generally accepted in the United States (“GAAP”). The unaudited financial information should be read in conjunction with the financial statements and notes thereto included in the Company’s S-1.

Liquidity and Going Concern

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

Management believes that as a result of the proceeds received in connection with its IPO that it has sufficient liquidity to meet its obligations as they come due for at least twelve months.

Note 4. Summary of Significant Accounting Policies

Use of Estimates

The Company’s financial statements are prepared in accordance with GAAP. The preparation of BioXcel’s financial statements requires the Company to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses in its financial statements and the accompanying notes. The most significant estimates in the financial statements relate to the fair value of equity awards and valuation allowance related to the Company’s deferred tax assets and liabilities. For the quarter ended March 31, 2017, the most significant estimates include the valuation of the Parent’s common stock, allocation of expenses, assets and liabilities from the Parent. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates.

Unaudited Interim Financial Information

The accompanying unaudited financial statements do not include all of the information and footnotes required by GAAP. The accompanying year-end balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2018 and the results of its operations for the three months ended March 31, 2018 and 2017 and its cash flows for the three months ended March 31, 2018 and 2017. The results for the three months ended March 31, 2018 are not necessarily indicative of results to be expected for the year ending December 31, 2018, any other interim periods or any future year or period.

Deferred Offering Costs

The Company capitalized certain legal, professional accounting and other third-party fees that were directly associated with in-process equity financings as deferred offering costs until the equity financing was consummated. After consummation of an equity financing, these costs were recorded in shareholders’ equity (deficit) as a reduction of proceeds generated as a result of the offering. As of December 31, 2017, the Company recorded deferred offering costs relating to its IPO of $461. The Company’s IPO was completed in March 2018 and these costs, as well as additional IPO costs including commissions of $4,200 and an additional $1,237 of other expenses incurred in 2018, were recorded as a reduction to shareholders’ equity.

Equipment

Equipment consist of computers that are stated at cost and depreciated using the straight-line method over estimated useful life of 5 years.

The Company follows the guidance provided by FASB ASC Topic 360-10, Property, Plant, and Equipment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated. Impairment charges are recognized at the amount by which the carrying amount of an asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Since its inception the Company has not recognized any impairment or disposition of long lived assets.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation—Stock Compensation”, which requires the measurement and recognition of compensation expense based on estimated fair market values for all share-based awards made to employees and directors, including stock options. The Company’s stock-based compensation plan was adopted and became effective in August 2017. Prior to the Company adopting its stock-based compensation plan the Parent granted stock options to its employees. As a result, related stock-based compensation expense has been allocated to the Company over the required service period over which these BioXcel stock option awards vest in the same manner salary costs of employees have been allocated to the BTI Business in the carve-out process.

Both BioXcel and the Company’s stock option awards are valued at fair value on the date of grant and that fair value is recognized over the requisite service period. The estimated fair value of stock option awards was determined using the Black-Scholes option pricing model on the date of grant. Significant judgment and estimates were used to estimate the fair value of these awards, as they are not publicly traded.

Stock-based awards to non-employees are re-measured at fair value each financial reporting date until performance is complete.

ASC 718 requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The Black-Scholes option-pricing model was used as its method of determining fair value. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The value of the award is recognized as an expense in the statement of operations over the requisite service period. The periodic expense is then determined based on the valuation of the options.

The Company adopted FASB ASU 2016-09 as of January 1, 2018 and has elected to account for forfeitures as they occur, by reversing compensation cost when the award is forfeited.

Research and Development Costs

Research and development expenses include wages, benefits, facilities, supplies, external services, clinical study and manufacturing costs and other expenses that are directly related to its research and development activities. At the end of the reporting period, the Company compares payments made to third party service providers to the estimated progress toward completion of the research or development objectives. Such estimates are subject to change as additional information becomes available. Depending on the timing of payments to the service providers and the progress that the Company estimates has been made as a result of the service provided, the Company may record net prepaid or accrued expense relating to these costs. The Company expenses research and development costs as incurred.

Patent Costs

Costs related to filing and pursuing patent applications are recorded as general and administrative expense and expensed as incurred since recoverability of such expenditures is uncertain.

Fair Value Measurements

ASC 820 “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC 820 are described below:

•                  Level 1—Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

•                  Level 2—Directly or indirectly observable inputs as of the reporting date through correlation with market data, including quoted prices for similar assets and liabilities in active markets and quoted prices in markets that are not active. Level 2 also includes assets and liabilities that are valued using models or other pricing methodologies that do not require significant judgment since the input assumptions used in the models, such as interest rates and volatility factors, are corroborated by readily observable data from actively quoted markets for substantially the full term of the financial instrument.

•                  Level 3—Unobservable inputs that are supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value.

The carrying amounts of cash, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments.

Net Loss per Share

The Company computes basic net loss per share by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The potential dilutive securities included outstanding options (for both employees and non-employees) for the three months ended March 31, 2018 and 2017. Such securities have not been included in the loss per share calculation since their impact would be anti-dilutive. There were 2,348,575 shares of options that were excluded from the calculation of the loss per share for the three months ended March 31, 2018. The Company was incorporated on March 29, 2017 and net loss per common share for the three months ending March 31, 2017, was calculated as if the shares to the Parent were issued at formation.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU 2014-09 Revenue from Contracts with Customers. Under this guidance, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what the entity expects to receive in exchange for the goods or services. This new guidance also requires more detailed disclosures to enable users of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted this guidance beginning on January 1, 2018. The guidance allows the selection of one of two methods of adoption, either the full retrospective approach, meaning the guidance would be applied to all periods presented, or modified retrospective approach, meaning the cumulative effect of applying the guidance would be recognized as an adjustment to opening accumulated deficit balance. Since the Company has no revenues to date, the Company does not believe the adoption of ASU-214-09 will have a material impact on its financial statements.

In February 2016, the FASB issued ASU 2016-02 Lease Accounting Topic 842. This ASU requires us to record all leases longer than one year on our balance sheet. Under the new guidance, when the Company records leases on its balance sheet under it will record a liability with a value equal to the present value of payments it will make over the life of the lease and an asset representing the underlying leased asset. The new accounting guidance requires the Company to determine if its leases are operating or financing leases, similar to current accounting guidance. The Company will record expense for operating type leases on a straight-line basis as an operating expense and it will record expense for finance type leases as interest expense. The new lease standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The Company must adopt the new standard on a modified retrospective basis, which requires it to reflect its leases on its balance sheet for the earliest comparative period presented. The Company is currently assessing the timing of adoption as well as the effects it will have on its financial statements and disclosures.

The SEC staff issued Staff Accounting Bulletin (“SAB”) 118, which provides guidance on accounting for the tax effects of the U.S. tax reform announced on December 22, 2017 by the U.S. Government commonly referred to as the Tax Cuts and Jobs Act. SAB 118 provides a measurement period that should not extend beyond one year from the U.S. tax reform enactment date for companies to complete the accounting under Accounting Standards Codification (“ASC”) 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the U.S. tax reform for which the accounting under ASC 740 is complete. Specifically, the Company revalued its U.S. deferred tax assets and liabilities due to the federal income tax rate reduction from 35 percent to 21 percent. Since the Company has provided a full valuation allowance against its deferred tax assets, the revaluation of the deferred tax assets did not have a material impact on any period presented.

Note 5. Transactions with BioXcel

The Company has entered into an asset contribution agreement, effective June 30, 2017, with BioXcel, as amended and restated on November 7, 2017, or the Contribution Agreement, pursuant to which BioXcel agreed to contribute BioXcel’s rights, title and interest in BXCL501, BXCL701, BXCL502 and BXCL702, and all of the assets and liabilities associated in consideration for (i) 9,480,000 shares of our common stock, (ii) $1 million upon completion of an initial public offering, (iii) $500 upon the later of the 12 month anniversary of an initial public offering and the first dosing of a patient in the bridging bioavailability/ bioequivalence study for the BXCL501 program, (iv) $500 upon the later of the 12 month anniversary of an initial public offering and the first dosing of a patient in the Phase 2 PoC open label monotherapy or combination trial with Keytruda for the BXCL701 program and (v) a one-time payment of $5,000 within 60 days after the achievement of $50,000 in cumulative net sales of any product or combination of products resulting from the development and commercialization of any one of the Candidates or a product derived therefrom. With the completion of the Company’s IPO in March 2018, $1 million was charged to Research and Development costs and included in accounts payable in connection with (ii) above and was paid on April 5, 2018.

The Company has also entered into a separation and shared services agreement with BioXcel that took effect on June 30, 2017, as amended and restated on November 7, 2017, or the Services Agreement, pursuant to which BioXcel will allow the Company to continue to use the office space, equipment, services and leased employees based on the agreed upon terms and conditions for a payment of defined monthly and/or hourly fees.

In connection with the Services Agreement, BioXcel had agreed to provide the Company a line of credit, which was capped at $1,000, or the Total Funding Amount, pursuant to the terms of a grid note, or the Grid Note. The Grid

Note was payable upon the earlier of (i) the completion of an initial public offering and (ii) December 31, 2018, together with interest on the unpaid balance of each advance made under the Grid Note, which would accrue at a rate per annum equal to the applicable federal rate for short-term loans as of the date hereof, in each case calculated based on a 365-day year and actual days elapsed. As of December 31, 2017, the Company had drawn down $371 under the Grid Note and was repaid.

All amounts due to BioXcel under the line of credit, the Grid Note, and for expenses paid on the Company’s behalf were paid following the completion of the Company’s IPO on March 20, 2018.

Note 6. Equipment

	(Unaudited)
	March 31,	December 31,
	2018	2017
Computers	$5	$5
Accumulated depreciation and amortization	(1)	(1)
	$4	$4

Note 7. Commitments and Contingencies

The Company is required to pay to BioXcel the amount of $5,000 within 60 days after the achievement of $50,000 in cumulative net sales of any product or combination of products resulting from the development and commercialization of any one of the candidates BXCL501, BXCL701, BXCL502, and BXCL702 or a product derived therefrom.

The Company is also required to pay to BioXcel the amount of $2,000 in connection with the IPO, (x) the first $1,000 was charged to Research and Development expenses during the three months ended March 31, 2018 and paid to BioXcel on April 5, 2018  and (y) the second $1,000, (i) $500 of which is payable upon the later of the 12 month anniversary of an offering and the first dosing of a patient in the bridging bioavailability/bioequivalence study for the BXCL501 program and (ii) $500 of which is payable upon the later of the 12 month anniversary of an offering and the first dosing of a patient in the Phase 2 PoC open label monotherapy or combination trial with Keytruda for the BXCL701 program.

Note 8. Accrued Expenses

Accrued expenses consist of the following:

	(Unaudited)
	March 31, 2018	December 31, 2017
Accrued salaries and benefits	$47	$79
Professional and consultant fees	83	120
Legal expenses	82	413
Drugs and clinical trial expenses	55	403
	$267	$1,015

Note 9. Stockholders’ Equity (Deficit)

Authorized Capital

The Company is authorized to issue up to 10,000,000 preferred shares with a par value of $0.001 per share. No preferred shares are issued and outstanding.

The Company is authorized to issue up to 50,000,000 shares of common stock with a par value of $0.001 per share. The Company had 15,645,545 shares of common stock outstanding as of March 31, 2018.

Description of Common Stock

Each share of common stock has the right to one vote. The holders of common stock are entitled to dividends when funds are legally available and when declared by the board of directors.

Common Stock Issuances

On March 7, 2018, the Company’s registration statement on Form S-1 relating to the Company’s IPO was declared effective by the SEC. The IPO closed on March 12, 2018 and we issued and sold 5,454,545 shares of common stock at a public offering price of $11.00 per share, for gross proceeds of $60,000 and net proceeds of $54,102 after deducting underwriting discounts and commissions of $4,200 and other offering expenses of $1,698.

In January and February 2018, the Company issued 283,452 shares of common stock with an issuance price of $6.88 per share for gross and net proceeds of $1,950.

In October 2017 the Company sold 271,839 shares of common stock with an issuance price of $4.82 per share with gross and net proceeds of $1,311.

In September 2017, the Company sold 155,709 shares of common stock with an issuance price of $4.82 per share with gross and net proceeds of $751.

Note 10. Stock-Based Compensation

Stock Options

The Company’s 2017 Stock Incentive Plan (the “2017 Stock Plan”) became effective in August 2017 and will expire in August 2027. Under the 2017 Stock Plan, the Company may grant incentive stock options, non-statutory stock options, restricted stock awards and other stock-based awards.

As of March 31, 2018 there were 3,462,570 shares of the Company’s common stock authorized for issuance under the 2017 Stock Plan. Options granted under the 2017 Stock Plan have a term of ten years with vesting term determined by the board of directors, which is generally four years.

The fair value of options granted during the three months ended March 31, 2018 was estimated using the Black-Scholes option-pricing model with the following assumptions.

Employees

(Unaudited)
For the
Three Months Ended
March 31, 2018

Exercise price per share	$11.00 - $11.00
Expected stock price volatility	77.38% - 77.58%
Risk-free rate of interest	2.68% - 2.79%
Fair value of grants per share	$6.82 - $7.46
Expected Term (years)	5.5 - 7.0

Non-Employees

(Unaudited)
For the
Three Months Ended
March 31, 2018

Exercise price per share	$0.41 - $11.00
Expected stock price volatility	77.24% - 77.36%
Risk-free rate of interest	2.73% - 2.74%
Fair value of grants per share	$8.18 - $10.00
Expected Term (years)	9.4 - 9.95

Since the Company recently completed its IPO, it does not have a history of market prices of its common stock and, as such, volatility was estimated using historical volatilities of similar public companies. The expected life of the employee awards is estimated based on the simplified method, which calculates the expected life based upon the midpoint of the term of the award and the vesting period. The Company uses the simplified method because it does not have sufficient option exercise data to provide a reasonable basis upon which to estimate the expected term. The expected term of non-employee awards represents the awards contractual term. The expected dividend yield is 0% as the Company has no history of paying dividends nor does management expect to pay dividends over the contractual terms of these options. The risk-free interest rates are based on the United States Treasury yield curve in effect at the time of grant, with maturities approximating the expected life of the stock options.

The following table summarizes information about stock option activity during the period the Plan was in effect (in thousands, except share and per share data):

Employee Options

	Number of Shares	Weighted Average Exercise Price per Share	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)

Outstanding as of January 1, 2018	1,813,524	$0.65	$13,894,762	9.7
Employee options granted	143,148	$11.00	$—	10.0
Outstanding as of March 31, 2018	1,956,672	$1.41	$17,395,705	9.4

Options vested and exercisable as of March 31, 2018	1,369,623	$0.41	$13,463,394	9.4

Non-employee Options

	Number of Shares	Weighted Average Exercise Price per Share	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)

Outstanding as of January 1, 2018	496,515	$0.41	$3,922,238	9.6
Non-employee options granted	68,256	$11.00	$—	10.0
Non-employee options forfeited	6,162	$0.41	—	—
Outstanding as of March 31, 2018	558,609	$1.70	$4,820,170	9.5

Options vested and exercisable as of March 31, 2018	42,827	$0.50	$417,018	9.4

The Company granted 211,404 options to purchase shares of common stock during the three months ended March 31, 2018. No options were exercised during the three months ended March 31, 2018. There were 947,289 shares available for grant as of March 31, 2018.

The Company recognized stock-based compensation expense of $1,196 for the three months ended March 31, 2018. There was no corresponding charge for the period ending March 31, 2017 as the plan did not exist.

The weighted-average grant-date fair value of options was $1,016 and $572 for employees and non-employees, respectively, for the three months ended March 31, 2018.

Unrecognized compensation expense related to unvested awards as of March 31, 2018 was $3,590 for non-employees and $1,295 for employees and will be recognized over the remaining vesting periods of the underlying awards. The weighted-average period over which such compensation is expected to be recognized is 1.8 years for non-employees and 2.0 years for employees.

BioXcel Charges

BioXcel has granted stock options to its employees under its own Equity Incentive Plan (“BioXcel Plan”). Stock-based compensation expense from the BioXcel Plan is allocated to the Company over the period over which those stock option awards vest and are based the on the percentage of time spent on Company activities compared to BioXcel activities, which is the same basis used for allocation of salary costs. The BioXcel stock option awards are valued at fair value on the date of grant and that fair value is recognized over the requisite service period. The estimated fair value of these BioXcel stock option awards was determined using the Black Scholes option pricing model on the date of grant. Significant judgment and estimates were used to estimate the fair value of these awards, as they are not publicly traded.

For the three months ended March 31, 2018 and 2017 share-based compensation expense recognized by the Company in its statements of operations related to BioXcel equity awards totaled $123 and $107, respectively.

Total share-based compensation charges for the three months ending March 31, 2018 and 2017 were $1,319 and $107, respectively.

Note 11. Income Taxes

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

As a result of the Company’s cumulative losses, management has concluded that a full valuation allowance against the Company’s net deferred tax assets is appropriate. No income tax liabilities existed as of March 31, 2018 and December 31, 2017 due to the Company’s continuing operating losses.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or this Quarterly Report, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•                  our plans to initiate clinical trials for BXCL501, BXCL701 and our other product candidates;

•                  our plans for 505(b)(2) regulatory path approval;

•                  our plans to research, develop and commercialize our current and future product candidates;

•                  our plans to seek to enter into collaborations for the development and commercialization of certain product candidates;

•                  the potential benefits of any future collaboration;

•                  the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;

•                  the rate and degree of market acceptance and clinical utility of any products for which we receive marketing approval;

•                  our commercialization, marketing and manufacturing capabilities and strategy;

•                  our intellectual property position and strategy;

•                  our estimates regarding expenses, future revenue, capital requirements and need for additional financing;

•                  developments relating to our competitors and our industry;

•                  the impact of government laws and regulations; and

•                  risks associated with our relationship with BioXcel.

Any forward-looking statements in this Quarterly Report reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part II, Item 1A. “Risk Factors” and elsewhere in this Quarterly Report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

This Quarterly Report also contains estimates, projections and other information concerning our industry, our business, and the markets for certain diseases, including data regarding the estimated size of those markets, and the incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Quarterly Report and our final prospectus for our initial public offering filed pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, or the Securities Act, with the Securities and Exchange Commission, or the SEC, on March 9, 2018. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

All dollar amounts in this discussion and analysis are to the nearest thousand unless otherwise noted.

Overview

We are a clinical stage biopharmaceutical company focused on drug development that utilizes novel artificial intelligence, or AI, to identify the next wave of medicines across neuroscience and immuno-oncology. Our drug re-innovation approach leverages existing approved drugs and/or clinically validated product candidates together with big data and proprietary machine learning algorithms to identify new therapeutic indices. We believe that this differentiated approach has the potential to reduce the cost and time of drug development in diseases with substantial unmet medical need. Our two most advanced clinical development programs are BXCL501, a sublingual thin film formulation of the a2a adrenergic receptor agonist dexmedetomidine, or Dex, for acute treatment of agitation resulting from neurological and psychiatric disorders, and BXCL701, an immuno-oncology agent for treatment of a rare form of prostate cancer and pancreatic cancer. We initiated a Phase 1b pharmacokinetic/pharmacodynamic, or PK/PD, safety study using the IV formulation of Dex in mild probable Alzheimer’s Disease Patients in December 2017 and we plan to initiate a Phase 1b PK/PD safety study using the IV formulation of Dex in schizophrenia patients in the second half of 2018. We expect to report data from both studies by the second half of 2018. We also intend to commence Phase 2 proof of concept, or PoC, open label clinical trials in 2018 for both programs. We expect that a data readout from the planned Phase 2 PoC open label clinical trials for the BXCL501 program will be available by the end of 2018. We intend to initiate a bridging bioavailability, or BA, and bioequivalence, or BE, study for the sublingual thin film formulation in the second half of 2018 that, if successful, could potentially lead to the start of a registration trial in the first half of 2019. Preliminary data from the planned Phase 2 PoC clinical trials of BXCL701 will be available in the first half of 2019. We also acquired the rights to two other product candidates, BXCL502 and BXCL702, which together with BXCL501 and BXCL701 collectively represent the “BTI Business.”

We were formed to develop first-in-class, high value therapeutics by leveraging EvolverAI, a research and development engine created and owned by our parent, BioXcel Corporation, or BioXcel. We believe the combination of our therapeutic area expertise, our ability to generate product candidates through our exclusive collaborative relationship with BioXcel in the areas of neuroscience and immuno-oncology gives us a significant competitive advantage. EvolverAI was developed over the last decade and integrates millions of fragmented data points using artificial intelligence and proprietary machine learning algorithms. After evaluating multiple product candidates using EvolverAI, we selected our lead programs because our analysis indicated these drugs may have utility in new therapeutic indices where there is substantial unmet medical needs and limited competition. By focusing on clinical candidates with relevant human data, we believe our approach will help us design more efficient clinical trials, thereby accelerating our product candidates’ time to market. We retain global development and commercialization rights to these two programs.

Since our inception in March 2017, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and developing product candidates and related intellectual property rights, planning for commercialization, and conducting research and development activities for our product candidates. We do not have any products approved for sale and have not generated any revenue from product sales. Prior to our IPO in March 2018, we funded our operations primarily through the sales of approximately $4.0 million of common shares through private placement and loans from our Parent.

On March 7, 2018, our registration statement on Form S-1 relating to our IPO was declared effective by the SEC. The IPO closed on March 12, 2018 and we issued and sold 5,454,545 common shares at a public offering price of $11.00 per share. Gross proceeds totaled $60.0 million and net proceeds were $54.1 million after deducting underwriting discounts and commissions of $4.2 million and other offering expenses of approximately $1.7 million.  All offering costs are directly associated with the offering and were recorded in stockholders’ equity as a reduction of the gross proceeds.  The other offering expenses included legal, accounting, printing and filing fees.

To date, we have not generated any revenue, we have incurred net losses and all of our operations have been financed by loans and advances from BioXcel and sales of our common stock. Our net losses were approximately $4.3 million and $0.5 million for the three months ended March 31, 2018 and 2017, respectively.

Our net losses have resulted from costs incurred in developing the drugs in our pipeline, planning, preparing and conducting clinical trials and general and administrative activities associated with our operations. We expect to continue to incur significant expenses and corresponding increased operating losses for the foreseeable future as we continue to develop our pipeline. Our costs may further increase as we conduct clinical trials and seek regulatory approval for and prepare to commercialize our candidates. We expect to incur significant expenses to continue to build the infrastructure necessary to support our expanded operations, clinical trials, commercialization, including manufacturing, marketing, sales and distribution functions. We will also experience increased costs associated with operating as an independent entity and as a public company.

We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for our product candidates. We expect to continue to incur significant expenses for at least the next several years as we advance our product candidates from discovery through preclinical development and clinical trials and seek regulatory approval and pursue commercialization of any approved product candidate. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. In addition, we may incur expenses in connection with the in-license or acquisition of additional product candidates. We also expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through the public or private sale of equity, debt financings or other capital sources, including collaborations with other companies or other strategic transactions. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions.

Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Even if we are able to generate product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.

As of March 31, 2018, we had cash of approximately $55.5 million, which we believe will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of issuance of these financial statements. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

We were incorporated on March 29, 2017 as a wholly-owned subsidiary of BioXcel. Prior to our March 2018 IPO our activities were funded by our Parent and a series of private placements of our common shares which include the following:

In January and February 2018, the Company issued 283,452 $.001 par value common shares with an issuance price of $6.88 per share for gross and net proceeds of $1,950.

In October 2017 the Company sold 271,839 shares of $.001 par value common shares with an issuance price of $4.82 per share with gross and net proceeds of $1,311.

On September 29, 2017, the Company sold 155,709 shares of $.001 common shares with an issuance price of $4.82 per share with gross and net proceeds of $751.

Relationship with BioXcel

We have entered into an asset contribution agreement, effective June 30, 2017, with BioXcel, as amended and restated on November 7, 2017, or the Contribution Agreement, pursuant to which BioXcel agreed to contribute to us, and we agreed to acquire from BioXcel, all of BioXcel’s rights, title and interest in and to BXCL501, BXCL701, BXCL502 and BXCL702, collectively, the Candidates, and all of the assets and liabilities associated with the Candidates, in consideration for (i) 9,480,000 shares of our common stock, (ii) $1 million upon completion of our IPO, (iii) $500 upon the later of the 12 month anniversary of our IPO and the first dosing of a patient in the bridging bioavailability/bioequivalence study for the BXCL501 program, (iv) $500 upon the later of the 12 month anniversary of our IPO and the first dosing of a patient in the Phase 2 PoC open label monotherapy or combination trial with Keytruda for the BXCL701 program and (v) a one-time payment of $5 million within 60 days after the achievement of $50 million in cumulative net sales of any product or combination of products resulting from the development and commercialization of any one of the Candidates or a product derived therefrom. In addition, pursuant to the Contribution Agreement, upon completion of our IPO, BioXcel granted us a first right to negotiate exclusive rights to any additional product candidates in the fields of neuroscience and immuno-oncology that BioXcel may identify on its own, excluding the Candidates, and not in connection with BioXcel’s provision of services to us under the Services Agreement as defined and described below. This option for first negotiation shall be valid for a period of five years from the date of the Company’s IPO. With the completion of the Company’s IPO in March 2018, $1 million was charged to Research and Development costs and included in accounts payable in connection with the Contribution Agreement and was paid on April 5, 2018.

We have entered into a separation and shared services agreement with BioXcel that took effect on June 30, 2017, as amended and restated on November 7, 2017, or the Services Agreement, pursuant to which BioXcel will allow us to continue to use the office space, equipment, services and leased employees based on the agreed upon terms and conditions for a payment of defined monthly and/or hourly fees. The parties have agreed that the services and office space provided under the Services Agreement shall decrease over time until the 12 month anniversary of the date of the

Services Agreement, except for services to be provided by BioXcel through its subsidiary in India, which shall decrease until the 24 to 36 month anniversary of the date of the Services Agreement, provided such dates may be extended upon mutual agreement between the parties. On or before December 31, 2019, we shall have the option to enter into a collaborative services agreement with BioXcel pursuant to which BioXcel shall perform product identification and related services for us utilizing EvolverAI. We have agreed that this agreement will be negotiated in good faith and that such agreement will incorporate reasonable market-based terms, including consideration for BioXcel reflecting a low, single-digit royalty on net sales and reasonable development and commercialization milestone payments, provided that (i) development milestones shall not exceed $10 million in the aggregate and not be payable prior to proof of concept in humans and (ii) commercialization milestones shall be based on reaching annual net sales levels, be limited to 3% of the applicable net sales level, and not exceed $30 million in the aggregate. BioXcel shall continue to make such product identification and related services available to us for at least five years from June 30, 2017.

In connection with the Services Agreement, BioXcel agreed to provide us a line of credit, which was capped at $1 million, or the Total Funding Amount, pursuant to the terms of a grid note, or the Grid Note. The Grid Note was payable upon the earlier of (i) the completion of an IPO and (ii) December 31, 2018, together with interest on the unpaid balance of each advance made under the Grid Note, which shall accrue at a rate per annum equal to the applicable federal rate for short-term loans as of the date hereof, in each case calculated based on a 365-day year and actual days elapsed. As of December 31, 2017, we had drawn $371 under the Grid Note.

All amounts due to BioXcel under the line of credit, the Grid Note, and for expenses paid on the Company’s behalf were paid to the Parent following the completion of the Company’s IPO on March 20, 2018.

Basis of Presentation

For periods prior to incorporation and through June 30, 2017, including the three months ended March 31, 2017 our financial statements are presented on a carve-out basis from the financial records of BioXcel. The carve-out includes reasonable allocations of assets and liabilities and expenses attributable to our business. For all periods after June 30, 2017, the allocations of assets, liabilities and expenses attributable to our business shall be made at prevailing prices pursuant to the terms of the Services Agreement, as described below.

These results reflect amounts specifically attributable to the BTI Business, which include expenses, assets and liabilities of BioXcel relating to the Candidates that were contributed to us by BioXcel under the Contribution Agreement for the period from January 1, 2015 until June 30, 2017. The Services Agreement provides us with certain general and administrative and development support services that became effective June 30, 2017.

However, consistent with accounting regulations, we have assumed that we were a separate business within BioXcel and we have reflected the related assets, liabilities and expenses in our results for periods prior to and post incorporation. These financial statements are presented on a carve-out basis and have been derived from the financial statements and accounting records of BioXcel and include reasonable allocations for assets and liabilities and expenses attributable to the business of the product candidates that were contributed.

Management believes the assumptions underlying the allocations of indirect expenses in the carve-out financial information are reasonable, however, our financial position, results of operations and cash flows may have been materially different if it had operated as a stand-alone entity for the three months ending March 31, 2017. For the three months ended March 31, 2017 results include carve-out amounts from our Parent. For the three months ended March 31, 2018 the results are on a standalone entity basis.

Components of Our Results of Operations

Revenues

We have not recognized any revenue since inception.

Operating Costs and Expenses

Research and Development

Research and development expenses consist primarily of costs incurred for the research and development of our preclinical and clinical candidates, which includes payments to BioXcel, our Parent.

•                  employee-related expenses, including salaries, benefits and stock-based compensation expense;

•                  expenses incurred for consultants, laboratories and investigators that conduct our preclinical or clinical research activities;

•                  the cost of acquiring, developing and manufacturing pre-clinical trial materials and lab supplies; and

•                  depreciation and other expenses.

We expense research and development costs to operations as incurred. Historically we have not segmented costs associated with our various development programs, however, beginning January 1, 2018, we have begun assigning costs to our individual development candidates.

As of March 31, 2018, we had incurred an aggregate of approximately $7.2 million in research and development expenses related to the development of BXCL501 and BXCL701. We expect that our research and development expenses will increase as we plan for and commence our clinical trials of BXCL501 and BXCL701.

Because of the numerous risks and uncertainties associated with product development, we cannot determine with certainty the duration and completion costs of these or other current or future clinical trials of BXCL501, BXCL701 or our other product candidates. We may never succeed in achieving regulatory approval for BXCL501, BXCL701 or any of our other product candidates. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including the uncertainties of future clinical and preclinical studies, uncertainties in clinical trial enrollment rate and significant and changing government regulation. In addition, the probability of success for each product candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability.

General and Administrative

General and administrative expenses consist primarily of salaries and related costs for employees in executive, finance and administration, corporate development and administrative support functions, including stock-based compensation expenses and benefits. Other significant general and administrative expenses include accounting and legal services, the cost of various consultants, occupancy costs and information systems costs.

We expect that our general and administrative expenses will increase as we operate both as an independent entity and as a public company. We expect increased administrative costs resulting from our anticipated clinical trials and the potential commercialization of our product candidates. We believe that these increases will likely include increased costs for director and officer liability insurance, hiring additional personnel to support future market research and future product commercialization efforts and increased fees for outside consultants, attorneys and accountants. We also expect to incur increased costs to comply with corporate governance, internal controls, investor relations and disclosures and similar requirements applicable to public companies.

Financial Operations Overview and Analysis for the Three Months Ended March 31, 2018 and 2017

	(Unaudited)
	Three Months Ended March 31,
(amounts in thousands, except percentages)	2018	2017	Increase / (Decrease) in $ & %
Revenues	$—	$—	$—
Operating costs and expenses
Research and development	2,938	321	2,617	815%
Selling, general and administrative	1,348	208	1,140	548%
Total operating expenses	4,286	529	3,757
Loss from opertaions	(4,286)	(529)	(3,757)
Other income
Interest income, net	4	—	4
Net loss	$(4,282)	$(529)	$(3,753)

Research and Development Expense

Research and development expenses of $2,938 for the three months ended March 31, 2018, increased $2,617, or 815%, from $321 as compared to the three months ended March 31, 2017. The increase in drug development expenses included a payment to BioXcel of $1,000 pursuant to an asset contribution agreement for the BTI Business programs and an increase in stock-based compensation of $636 accounted for a majority of the increase.

Higher research activity levels also caused an increase in clinical trial expenses of $486 and compensation expense of $236. The remaining increase of $259 was due to legal expenses and other consulting charges.

General and Administrative Expense

General and administrative expenses of $1,348 for the three months ended March 31, 2018 increased $1,140, or 548%, from $208 as compared to the three months ended March 31, 2017. The increase was primarily attributable to an increase in non-cash stock-based compensation of $577 from $25 for the three months ended March 31, 2017 which was mainly from the charges pertaining to our 2017 Equity Incentive Plan over and above the stock-based compensation costs transferred to us by our Parent. Compensation expenses increased by $192 from $25 for the three months ended March 31, 2017 to $218 for the three months ended March 31, 2018. Additional expenses related to travel, professional and consultants’ fees and other expenses of $379 accounted for the remainder of the increase.

Liquidity and Capital Resources

We reported losses of approximately $4,282 and $529 for the three months ended March 31, 2018 and 2017, respectively. At March 31, 2018, the Company had shareholders’ equity of $52,106, working capital of $52,102 and cash of $55,465.

We have not yet generated any revenues and we have not yet achieved profitability. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability.

Sources of Liquidity

We have focused our efforts on raising capital and building the products in our pipeline. Since our inception, and through our recently completed IPO, all our operations have been financed by our Parent, BioXcel, or the sales of our Common stock in a series of private placements and public offerings. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and will need to do so in future periods.

Cash Flows

	(Unaudited)
	Three Months Ended March 31,
(in thousands)	2018	2017
Cash provided by (used in):
Operating activities	$(1,012)	$(431)
Financing activities	55,590	431

Operating Activities

For the three months ended March 31, 2018, net cash used in operating activities was approximately $1,012, which consisted of a net loss of $4,282 partially offset by $1,319 in stock-based compensation, an increase in accounts payable and accrued expenses of $2,743 and an increase in prepaid expenses of $805 for issuance costs associated with our IPO.

For the three months ended March 31, 2017, net cash used in operating activities was approximately $431, which consisted of a net loss of $529 partially offset by $107 in stock-based compensation.

Financing Activities

The net cash provided by financing activities was approximately $55,590 for the three months ended March 31, 2018 which was mainly attributable to the proceeds from issuance of common stock offset in part by repayment of loans to the Parent.

Net cash provided by financing activities for the three months ended March 31, 2017 was approximately $431, which was attributable to investments made by BioXcel.

Operating Capital and Capital Expenditure Requirements

We expect to continue to incur significant and increasing operating losses at least for the next several years as we commence our clinical trials of BXCL501 and BXCL701, seek marketing approval for our product candidates and pursue development of our other product candidates. We do not expect to generate revenue unless and until we successfully complete development and obtain regulatory approval for our product candidates. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our planned clinical trials and our expenditures on other research and development activities.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. We anticipate that our expenses will increase substantially as we:

•                  commence our clinical development of BXCL501 and BXCL701;

•                  conduct additional research and development with our product candidates;

•                  seek to identify, acquire, develop and commercialize additional product candidates;

•                  integrate acquired technologies into a comprehensive regulatory and product development strategy;

•                  maintain, expand and protect our intellectual property portfolio;

•                  hire scientific, clinical, quality control and administrative personnel;

•                  add operational, financial and management information systems and personnel, including personnel to support our drug development efforts;

•                  seek regulatory approvals for any product candidates that successfully complete clinical trials;

•                  ultimately establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any product candidates for which we may obtain regulatory approval; and

•                  begin to operate as a public company.

We expect that we will need to obtain substantial additional funding in order to complete our clinical trials. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interests of our existing stockholders may be materially diluted and the terms of these securities could include liquidation or other preferences that could adversely affect the rights of our existing stockholders. In addition, debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business. If we are unable to raise capital when needed or on attractive terms, we could be forced to significantly delay, scale back or discontinue the development or commercialization of BXCL501, BXCL701 or other product candidates, seek collaborators at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available, and relinquish or license, potentially on unfavorable terms, our rights to BXCL501, BXCL701 or other product candidates that we otherwise would seek to develop or commercialize ourselves.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined under Securities and Exchange Commission rules.

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to exercise its judgment. We exercise considerable judgment with respect to establishing sound accounting policies and in making estimates and assumptions that affect the reported amounts of our assets and liabilities, our recognition of revenues and expenses, and disclosure of commitments and contingencies at the date of the financial statements.

On an ongoing basis, we evaluate our estimates and judgments. We base our estimates and judgments on a variety of factors including our historical experience, knowledge of our business and industry, current and expected economic conditions, the attributes of our products, the regulatory environment, and in certain cases, the results of outside appraisals. We periodically re-evaluate our estimates and assumptions with respect to these judgments and modify our approach when circumstances indicate that modifications are necessary.

While we believe that the factors we evaluate provide us with a meaningful basis for establishing and applying sound accounting policies, we cannot guarantee that the results will always be accurate. Since the determination of these estimates requires the exercise of judgment, actual results could differ from such estimates.

Our significant accounting policies are described in the notes to the financial statements included in the registration statement on Form S-1. As of March 31, 2018, there have been no material changes to any of the critical accounting policies contained therein.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU 2014-09 Revenue from Contracts with Customers. Under this guidance, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what the entity expects to receive in exchange for the goods or services. This new guidance also requires more detailed disclosures to enable users of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted this guidance beginning on January 1, 2018. The guidance allows the selection of one of two methods of adoption, either the full retrospective approach, meaning the guidance would be applied to all periods presented, or modified retrospective approach, meaning the cumulative effect of applying the guidance would be recognized as an adjustment to opening accumulated deficit balance. Since the Company has no revenues to date, the Company does not believe the adoption of ASU-214-09 will have a material impact on its financial statements.

In February 2016, the FASB issued ASU 2016-02 Lease Accounting Topic 842. This ASU requires us to record all leases longer than one year on our balance sheet. Under the new guidance, when the Company records leases on its balance sheet under it will record a liability with a value equal to the present value of payments it will make over the life of the lease and an asset representing the underlying leased asset. The new accounting guidance requires the Company to determine if its leases are operating or financing leases, similar to current accounting guidance. The Company will record expense for operating type leases on a straight-line basis as an operating expense and it will record expense for finance type leases as interest expense. The new lease standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The Company must adopt the new standard on a modified retrospective basis, which requires it to reflect its leases on its balance sheet for the earliest comparative period presented. The Company is currently assessing the timing of adoption as well as the effects it will have on its financial statements and disclosures.

The SEC staff issued Staff Accounting Bulletin (“SAB”) 118, which provides guidance on accounting for the tax effects of the U.S. tax reform announced on December 22, 2017 by the U.S. Government commonly referred to as the Tax Cuts and Jobs Act. SAB 118 provides a measurement period that should not extend beyond one year from the U.S. tax reform enactment date for companies to complete the accounting under Accounting Standards Codification (“ASC”) 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the U.S. tax reform for which the accounting under ASC 740 is complete. Specifically, the Company will be required to revalue its U.S. deferred tax assets and liabilities due to the federal income tax rate reduction from 35 percent to 21 percent. Since the Company has provided a full valuation allowance against its deferred tax assets, the revaluation of the deferred tax assets did not have a material impact on any period presented.

Quantitative and Qualitative Disclosure About Market Risk

Our primary exposure to market risk is interest expense sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term duration of Grid Note payable to BioXcel, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our note payable.

Our balance sheet as of March 31, 2018 includes cash of $55.5 million. We do not participate in any foreign currency hedging activities and we do not have any other derivative financial instruments. We did not recognize any significant exchange rate losses during the three months ended March 31, 2018 and 2017, respectively.

We do not believe that our cash has significant risk of default or illiquidity. While we believe our cash does not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash at one or more financial institutions that are in excess of federally insured limits.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the periods presented.

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

We have chosen to opt out of the extended transition periods available to emerging growth companies under the JOBS Act for complying with new or revised accounting standards. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition periods for complying with new or revised accounting standards is irrevocable.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Risk

The market risk inherent in our financial instruments and in our financial position has historically been the potential loss arising from adverse changes in interest rates. As of March 31,2018 and December 31, 2017, we had cash of $55.5 million and $0.9 million, respectively. As of March 31, 2018, we held our cash in interest bearing cash accounts and accordingly, the value of these accounts is subject to fluctuation in interest rates.

We do not engage in any hedging activities against changes in interest rates. We do not have any foreign currency or other derivative financial instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the audit of our financial statements for the years ended December 31, 2017 and 2016, our management concluded that the Company had a material weakness in its internal controls because it lacked adequately designed internal controls over the financial reporting and SEC filing process.  The lack of an adequately designed internal control process made it difficult for management to ensure the timely preparation and review of the accounting for certain transactions, especially those that are technically complex, non-routine transactions or transactions subject to management estimates and judgements. In addition, the Company did not have adequately designed and documented financial close and management review controls to properly detect and prevent certain accounting errors and omitted disclosures in the financial statements and related footnotes.  The Company believes it has addressed this weakness during the quarter ended March 31, 2018 by the establishment of a larger finance function with additional personnel, including the recruitment of a controller, assistant controller and administrative support personnel.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to litigation and claims arising in the ordinary course of business. We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results, cash flows or financial condition.

Item 1A. Risk Factors

You should carefully consider the risks described below, as well as general economic and business risks and the other information in this Quarterly Report on Form 10-Q. The occurrence of any of the events or circumstances described below or other adverse events could have a material adverse effect on our business, results of operations and financial condition and could cause the trading price of our common stock to decline. Additional risks or uncertainties not presently known to us or that we currently deem immaterial may also harm our business.

Risks Related to Financial Position and Need for Additional Capital

We have incurred significant operating losses since inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future and may never achieve or maintain profitability.

Since our inception, we have incurred significant operating losses. Our net loss was $4.3 million, and $0.5 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, we had Stockholders’ equity of $52.1 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. None of our product candidates have been approved for marketing in the United States, or in any other jurisdiction, and may never receive such approval. It could be several years, if ever, before we have a commercialized product that generates significant revenues. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

•                  continue the development of our product candidates;

•                  initiate preclinical studies and clinical trials for any additional indications for our current product candidates and any future product candidates that we may pursue;

•                  continue to build our portfolio of product candidates through the acquisition or in-license of additional product candidates or technologies;

•                  continue to develop, maintain, expand and protect our intellectual property portfolio;

•                  pursue regulatory approvals for our current and future product candidates that successfully complete clinical trials;

•                  ultimately establish a sales, marketing and distribution infrastructure to commercialize any product candidate for which we may obtain marketing approval;

•                  hire additional clinical, regulatory, scientific and accounting personnel; and

•                  incur additional legal, accounting and other expenses in operating as a public company.

To become and remain profitable, we must develop and eventually commercialize one or more product candidates with significant market potential. This will require us to be successful in a range of challenging activities, including completing clinical trials of our product candidates, developing commercial scale manufacturing processes, obtaining marketing approval, manufacturing, marketing and selling any current and future product candidates for which we may obtain marketing approval, and satisfying any post-marketing requirements. We are only in the preliminary stages of most of these activities and, in some cases, have not yet commenced certain of these activities. We may never succeed in any or all of these activities and, even if we do, we may never generate sufficient revenue to achieve profitability.

Because of the numerous risks and uncertainties associated with product development, we are unable to accurately predict the timing or amount of expenses or when, or if, we will obtain marketing approval to commercialize any of our product candidates. If we are required by the U.S. Food and Drug Administration, or FDA, or other regulatory authorities such as the European Medicines Agency, or EMA, to perform studies and trials in addition to those currently expected, or if there are any delays in the development, or in the completion of any planned or future preclinical studies or clinical trials of our current or future product candidates, our expenses could increase and profitability could be further delayed.

Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company also could cause you to lose all or part of your investment.

We will need substantial additional funding, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

We anticipate that our expenses will increase substantially if and as we continue to develop and begin clinical trials with respect to BXCL501, BXCL701 and our other product candidates; seek to identify and develop additional product candidates; acquire or in-license other product candidates or technologies; seek regulatory and marketing approvals for our product candidates that successfully complete clinical trials, if any; establish sales, marketing, distribution and other commercial infrastructure in the future to commercialize various products for which we may obtain marketing approval, if any; require the manufacture of larger quantities of product candidates for clinical development and, potentially, commercialization; maintain, expand and protect our intellectual property portfolio; hire and retain additional personnel, such as clinical, quality control and scientific personnel; add operational, financial and management information systems and personnel, including personnel to support our product development and help us comply with our obligations as a public company; and add equipment and physical infrastructure to support our research and development programs.

Our current cash will be used primarily to fund our ongoing research and development efforts over the coming months. We will be required to expend significant funds in order to advance the development of BXCL501, BXCL701 and our other product candidates. In addition, while we may seek one or more collaborators for future development of our current product candidate or any future product candidates that we may develop for one or more indications, we may not be able to enter into a collaboration for any of our product candidates for such indications on suitable terms, on a timely basis or at all. In any event, the net proceeds of our IPO and our existing cash will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of our product candidates or our other preclinical programs. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Other than our grid note with BioXcel, we do not have any committed external source of funds. Further financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

We believe that our existing cash as of March 31, 2018, will enable us to fund our operating expenses and capital expenditure requirements for at least twelve months from the date of this Quarterly Report on Form 10-Q. Our estimate as to how long we expect our existing cash to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•                  the scope, progress, timing, costs and results of clinical trials of BXCL501, BXCL701 and our other product candidates;

•                  our ability to enter into and the terms and timing of any collaborations, licensing agreements or other arrangements;

•                  the costs, timing and outcome of seeking regulatory approvals;

•                  the costs of commercialization activities for any of our product candidates that receive marketing approval to the extent such costs are not the responsibility of any future collaborators, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;

•                  our headcount growth and associated costs as we expand our research and development as well as potentially establish a commercial infrastructure;

•                  revenue received from commercial sales, if any, of our current and future product candidates;

•                  the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims;

•                  the number of future product candidates that we pursue and their development requirements;

•                  changes in regulatory policies or laws that may affect our operations;

•                  changes in physician acceptance or medical society recommendations that may affect commercial efforts;

•                  the costs of acquiring potential new product candidates or technology; and

•                  the costs of operating as a public company.

Your investment in our securities may be adversely affected if BioXcel does not distribute the shares of our common stock owned by BioXcel.

Subject to the expiration of any applicable lock-up periods or other agreements we have or may have with BioXcel, it does not have any near-term plans to distribute the shares of BTI common stock held by BioXcel to the BioXcel stockholders. It is expected that any potential distribution will be taxable to BioXcel and its stockholders. Whether a Distribution is conducted in the future will depend on many factors, including BioXcel’s cash position, market capitalization, BioXcel’s investment opportunities, taxation to BioXcel and BioXcel’s stockholders and our status and prospects. In addition, the liquidity of the market for our common stock may be constrained for as long as BioXcel continues to hold a significant position in our common stock. Additionally, without a Distribution, there will be limited liquidity in the market for our common stock, which will impact our stockholders and our stock price. A lack of liquidity in the market for our common stock may adversely affect our stock price and therefore, our ability to raise additional funds in the public markets, which may have a material adverse effect on our ability to grow our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)         Sales of Unregistered Securities

During the period between January 1, 2018 and March 31, 2018, we issued to certain of our employees, consultants and directors, options to purchase an aggregate of 211,404 shares of our common stock at an exercise price of $11.00 per share. We deemed these issuances to be exempt from registration under the Securities Act either in reliance on Rule 701 of the Securities Act as sales and offers under compensatory benefit plans and contracts relating to compensation in compliance with Rule 701, or in reliance on Section 4(a)(2), as transactions by an issuer not involving a public offering. All recipients either received adequate information about our company or had access, through employment or other relationships, to such information. No underwriters were involved in the foregoing issuances of securities.

On January 3, 2018, we sold an aggregate of 145,518 shares of our common stock to Peter Mueller, the chairman of our board of directors, at a price of $6.88 per share for aggregate gross proceeds to the Company of $1,000,482. Such offer, sale and issuance was exempt from registration under Section 4(a)(2) of the Securities Act.

On January 31, 2018, we sold an aggregate of 28,914 shares of our common stock to an accredited investor at a price of $6.88 per share for aggregate gross proceeds to the Company of $198,793. Such offer, sale and issuance was exempt from registration under Section 4(a)(2) of the Securities Act.

On February 5, 2018, we sold an aggregate of 72,759 shares of our common stock to an accredited investor at a price of $6.88 per share for aggregate gross proceeds to the Company of $500,241. Such offer, sale and issuance was exempt from registration under Section 4(a)(2) of the Securities Act.

On February 9, 2018, we sold an aggregate of 36,261 shares of our common stock to an accredited investor at a price of $6.88 per share for aggregate gross proceeds to the Company of $249,306. Such offer, sale and issuance was exempt from registration under Section 4(a)(2) of the Securities Act.

(b)         Use of IPO Proceeds

On March 7, 2018, we completed the initial public offering of our common stock pursuant to which we issued and sold 5,454,545 shares of our common stock at a price to the public of $11.00 per share.

We received net proceeds of $54.1 million, after deducting underwriting discounts and commissions and offering expenses borne by us. Except for the repayment of $371 towards settlement of the grid note and reimbursement of $440 towards expenses to BioXcel, none of the expenses incurred by us were direct or indirect payments to any of (i) our directors or officers or their associates, (ii) persons owning 10 percent or more of our common stock, or (iii) our affiliates. Barclays Capital, UBS Investment Bank and BMO Capital Markets acted as joint book-running managers for the offering. Canaccord Genuity acted as lead manager.

There has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus related to the offering, dated March 7, 2018 as filed with the SEC.

Item 6. Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 12, 2018).

3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed March 12, 2018).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*                 Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BioXcel Therapeutics, Inc.

Dated: May 14, 2018	By:
/s/ Vimal Mehta
Vimal Mehta
Chief Executive Officer
(Principal Executive Officer)

Dated: May 14, 2018	By:
/s/ Richard Steinhart
Richard Steinhart, Chief Financial Officer
(Principal Financial Officer)