Form 10-Q
period 2018-06-30
BioXcel Therapeutics, Inc.
filed 2018-08-08
CIK 1720893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-38410

BioXcel Therapeutics, Inc

(Exact Name of Registrant as Specified in its Charter)

Delaware	82-1386754
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

555 Long Wharf Drive
New Haven CT	06511
(Address of principal executive offices)	(Zip Code)

(203) 643-8060

(Registrant’s telephone number, including area code)

780 E. Main Street

Branford, CT 06405

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding at August 7, 2018 was 15,645,545.

BIOXCEL THERAPEUTICS, INC.

BALANCE SHEETS

(amounts in thousands, except shares and per share data)

	June 30, 2018	December 31, 2017
	(unaudited)

ASSETS
Current assets
Cash and cash equivalents	$50,349	$887
Prepaid expenses and other current assets	669	3
Due from Parent	70	—
Total current assets	51,088	890
Deferred offering expenses	—	461
Equipment, net	122	4
Total assets	$51,210	$1,355

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$889	$444
Accrued expenses	500	1,015
Payable to Parent for services	—	67
Note payable to Parent	—	371
Due to Parent	—	440
Total current liabilities	1,389	2,337
Total liabilities	1,389	2,337

Commitments and contingencies	—	—

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized; 15,645,545 and 9,907,548 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	16	10
Additional paid-in-capital	61,563	3,458
Accumulated deficit	(11,758)	(4,450)
Total stockholders’ equity (deficit)	49,821	(982)
Total liabilities and stockholders’ equity (deficit)	$51,210	$1,355

The accompanying notes are an integral part of these financial statements.

BIOXCEL THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

(amounts in thousands, except shares and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Revenues	$—	$—	$—	$—

Operating costs and expenses
Research and development	1,781	324	4,719	645
General and administrative	1,463	241	2,811	449
Total operating expenses	3,244	565	7,530	1,094
Loss from operations	(3,244)	(565)	(7,530)	(1,094)
Other income
Dividend and interest income, net	218	—	222	—
Net loss	$(3,026)	$(565)	$(7,308)	$(1,094)

Net loss per share attributable to common stockholders/Parent basic and diluted	$(0.19)	$(0.06)	$(0.54)	$(0.12)

Weighted average shares outstanding - basic and diluted	15,645,545	9,480,000	13,507,770	9,480,000

The accompanying notes are an integral part of these financial statements.

BIOXCEL THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six months ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,308)	$(1,094)
Reconciliation of net loss to net cash used in operating activities
Depreciation and amortization	2	—
Stock-based compensation expense	2,060	200
Changes in operating assets and liabilities:
Prepaid expenses	(666)	2
Accounts payable and accrued expenses	(70)	116
Net cash used in operating activities	(5,982)	(776)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(120)	—
Net cash used in investing activities	(120)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	56,512	—
Net Parent Investment	—	214
Payable to Parent for services	(67)	—
Due to Parent	(510)	562
Note Payable - Parent	(371)	285
Net cash provided by financing activities	55,564	1,061

Net increase in cash and cash equivalents	49,462	285

Cash and cash equivalents, beginning of the period	887	—
Cash and cash equivalents, end of the period	$50,349	$285

Supplemental cash flow information:
Interest paid	$1	—

Supplemental disclosure of non-cash Financing Activity:
Deferred issuance costs reclassified to additional paid-in-capital upon completion of initial public offering.	$461	—

The accompanying notes are an integral part of these financial statements.

BIOXCEL THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Note 1. Organization and Principal Activities

BioXcel Therapeutics, Inc. (the “Company” or “BTI”) is a clinical stage biopharmaceutical company focused on novel artificial intelligence-based drug development to identify the next wave of medicines across neuroscience and immuno-oncology. The Company’s drug re-innovation approach leverages existing approved drugs and/or clinically validated product candidates together with big data and proprietary machine learning algorithms to identify new therapeutic indices. The Company is a majority-owned subsidiary of BioXcel Corporation (“BioXcel” or “Parent”) and was incorporated under the laws of the State of Delaware on March 29, 2017. The Company’s principal office is in New Haven, Connecticut. Unless otherwise indicated or the context requires otherwise, references in this report to “we,” “our,” “us” and similar expressions refer to BioXcel Therapeutics, Inc.

The unaudited financial information for the three and six months ended June 30, 2018 and 2017 is presented on the same basis as the financial statements included in the Company’s registration statement on Form S-1 relating to its initial public offering of its common shares.

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

Note 2. Initial Public Offering

On March 7, 2018, the Company’s registration statement on Form S-1 relating to its initial public offering of its common shares (the “IPO”) was declared effective by the Securities and Exchange Commission (“SEC”). The IPO closed on March 12, 2018, and the Company issued and sold 5,454,545 common shares at a public offering price of $11.00 per share. Gross proceeds totaled $60,000 and net proceeds totaled $54,102 after deducting underwriting discounts and commissions of $4,200 and other offering expenses of approximately $1,698.

In connection with and effective upon the completion of its IPO, the Company effectuated a 237 to one stock split. Accordingly, all share and per share amounts for all periods presented in the accompanying financial statements have been adjusted retroactively, where applicable, to reflect the stock split.

Also, in connection with the completion of its IPO, the Company amended its articles of incorporation to authorize the issuance of up to 50,000,000 shares of common stock with a par value of $.001 each and 10,000,000 shares of preferred stock with a par value of $.001 par value each.

Note 3. Basis of Presentation and Liquidity

Basis of Presentation

The financial statements of the Company for the period through June 30, 2017 are derived by carving out the historical results of operations and historical cost basis of the assets and liabilities associated with the BTI Business that have been contributed to the Company by BioXcel, from the financial statements of BioXcel.

These results reflect amounts specifically attributable to the BTI Business under a contribution agreement, effective June 30, 2017, as amended and restated on November 7, 2017, or the Contribution Agreement, for the period from January 1, 2015 until June 30, 2017. The Company has also entered into a separation and shared services agreement with BioXcel that took effect on June 30, 2017, as amended and restated on November 7, 2017, or the Services Agreement, pursuant to which BioXcel provides the Company with certain general and administrative and development support services. However, consistent with accounting regulations, it has been assumed that the Company was a separate business since January 1, 2015, and accordingly the assets, liabilities and expenses relating to the BTI Business have been separated from the Parent in the financial statements for periods prior to and post incorporation through June 30, 2017. The financial statements for the three and six month periods ended June 30, 2017, include reasonable allocations for assets and liabilities and expenses attributable to the BTI Business.

For the three and six month periods ended June 30, 2018, the results are on a stand-alone entity basis. All assets and liabilities contributed by BioXcel to the Company have been recorded at historical book value.

The balance sheet information as of December 31, 2017, was derived from the audited financial statements which include the accounts of BioXcel Therapeutics Inc. but does not include all disclosures required by accounting principles generally accepted in the United States (“GAAP”). The unaudited financial information should be read in conjunction with the financial statements and notes  included in the Company’s S-1.

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

Management believes that as a result of the proceeds received in connection with its IPO that it has sufficient liquidity to meet its obligations as they come due for at least eighteen months.

Note 4. Summary of Significant Accounting Policies

Use of Estimates

The Company’s financial statements are prepared in accordance with GAAP. The preparation of BioXcel’s financial statements requires the Company to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses in its financial statements and the accompanying notes. The most significant estimates in the financial statements relate to the fair value of equity awards and valuation allowance related to the Company’s deferred tax assets and liabilities. For the six months ended June 30, 2018 and 2017, the most significant estimates include the valuation of the Parent’s common stock, allocation of expenses, assets and liabilities from the Parent. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates.

Unaudited Interim Financial Information

The accompanying unaudited financial statements do not include all of the information and footnotes required by GAAP. The accompanying year-end balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2018, and the results of its operations for the three and six months ended June 30, 2018 and 2017 and its cash flows for the three and six months ended June 30, 2018 and 2017, respectively. The results for the six months ended June 30, 2018 are not necessarily indicative of results to be expected for the year ending December 31, 2018, any other interim periods or any future year or period.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. As of June 30, 2018, cash equivalents were comprised of money market funds.

Deferred Offering Costs

The Company capitalized certain legal, professional accounting and other third-party fees that were directly associated with in-process equity financings as deferred offering costs until the equity financing was consummated. After consummation of an equity financing, these costs were recorded in shareholders’ equity (deficit) as a reduction of proceeds generated as a result of the offering. As of December 31, 2017, the Company recorded deferred offering costs relating to its IPO of $461. The Company’s IPO was completed in March 2018, and these costs, as well as additional IPO costs including commissions of $4,200 and an additional $1,237 of other expenses incurred in 2018, were recorded as a reduction to shareholders’ equity.

Equipment

Equipment consists of computers and related equipment that are stated at cost and depreciated using the straight-line method over estimated useful life of 5 years.

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

Since its inception, the Company has not recognized any impairment or disposition of long lived assets.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation—Stock Compensation,” which requires the measurement and recognition of compensation expense based on estimated fair market values for all share-based awards made to employees and directors, including stock options. The Company’s stock-based compensation plan was adopted and became effective in August 2017. Prior to the Company adopting its stock-based compensation plan the Parent granted stock options to its employees. As a result, related stock-based compensation expense has been allocated to the Company over the required service period over which these BioXcel stock option awards vest in the same manner salary costs of employees have been allocated to the BTI Business in the carve-out process.

Both BioXcel and the Company’s stock option awards are valued at fair value on the date of grant and that fair value is recognized over the requisite service period. The estimated fair value of stock option awards was determined using the Black-Scholes option pricing model on the date of grant. Significant judgment and estimates were used to estimate the fair value of these awards, as they were not publicly traded. Stock awards granted by the Company subsequent to the IPO are valued using market prices at the date of grant.

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

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as considering counterparty credit risk in its assessment of fair value.

The carrying amounts of cash, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments.

Net Loss per Share

The Company computes basic net loss per share by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The potential dilutive securities included outstanding options (for both employees and non-employees) for the three and six months ended June 30, 2018 and 2017. Such securities have not been included in the loss per share calculation since their impact would be anti-dilutive. There were 2,542,644 and 2,446,146 shares of options that were excluded from the calculation of the loss per share for the three and six months ended June 30, 2018, respectively. The Company was incorporated on March 29, 2017 and net loss per common share for the three and six months ending June 30, 2017, was calculated as if the shares to the Parent were issued at formation.

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

In February 2016, the FASB issued ASU 2016-02 Lease Accounting Topic 842. This ASU requires the Company to record all leases longer than one year on its balance sheet. Under the new guidance, when the Company records leases on its balance sheet  it will record a liability with a value equal to the present value of payments it will make over the life of the lease and an asset representing the underlying leased asset. The new accounting guidance requires the Company to determine if its leases are operating or financing leases, similar to current accounting guidance. The Company will record expense for operating type leases on a straight-line basis as an operating expense and it will record expense for finance type leases as interest expense. The new lease standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The Company must adopt the new standard on a modified retrospective basis, which requires it to reflect its leases on its balance sheet for the earliest comparative period presented. The Company is currently assessing the timing of adoption as well as the effects it will have on its financial statements and disclosures.

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

In June 2018 the FASB issued ASU 2018-07 Compensation — Stock Compensation Topic 718. This ASU was issued as part of the FASB’s simplification initiative. The amendments in this Update expand the scope of Topic 718 to include sharebased payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The Company is currently assessing the timing of adoption as well as the effects it will have on its financial statements and disclosures.

Note 5. Transactions with BioXcel

The Company has entered into an asset contribution agreement, effective June 30, 2017, with BioXcel, as amended and restated on November 7, 2017, or the Contribution Agreement, pursuant to which BioXcel agreed to contribute BioXcel’s rights, title and interest in BXCL501, BXCL701, BXCL502 and BXCL702, and all of the assets and liabilities associated in consideration for (i) 9,480,000 shares of our common stock, (ii) $1,000  upon completion of an initial public offering, (iii) $500 upon the later of the 12 month anniversary of an initial public offering and the first dosing of a patient in the bridging bioavailability/ bioequivalence study for the BXCL501 program, (iv) $500 upon the later of the 12 month anniversary of an initial public offering and the first dosing of a patient in the Phase 2 PoC open label monotherapy or combination trial with Keytruda for the BXCL701 program and (v) a one-time payment of $5,000 within 60 days after the achievement of $50,000 in cumulative net sales of any product or combination of products resulting from the development and commercialization of any one of the Candidates or a product derived therefrom. With the completion of the Company’s IPO in March 2018, $1 million was charged to Research and Development costs and included in accounts payable in connection with (ii) above and was paid on April 5, 2018.

We entered into a separation and shared services agreement with BioXcel that took effect on June 30, 2017, as amended and restated on November 7, 2017, or the Services Agreement, pursuant to which BioXcel will allow us to continue to use the office space, equipment, services and leased employees based on the agreed upon terms and conditions for a payment of defined monthly and/or hourly fees. The parties have agreed that the services and office space provided under the Services Agreement shall decrease over time until the 12-month anniversary of the date of the Services Agreement. The office space and equipment portion of the Services Agreement ended effectively on April 30, 2018 when the Company moved to new office space to accommodate additional personnel that was hired during the three months ended June 30, 2018.  Services to be provided by BioXcel through its subsidiary in India, were originally expected to decrease through June 30, 2019 provided such dates may be extended upon mutual agreement between the parties.  The parties are currently discussing extending the term of these services provided however no definitive agreement has been agreed upon as of the date hereof.  There can be no assurance that the parties will agree to any extension to the Services Agreement in the future.

On or before December 31, 2019, we shall have the option to enter into a collaborative services agreement with BioXcel pursuant to which BioXcel shall perform product identification and related services for us utilizing EvolverAI. We have agreed that this agreement will be negotiated in good faith and that such agreement will incorporate reasonable market-based terms, including consideration for BioXcel reflecting a low, single-digit royalty on net sales and reasonable development and commercialization milestone payments, provided that (i) development milestones shall not exceed $10 million in the aggregate and not be payable prior to proof of concept in humans and (ii) commercialization milestones shall be based on reaching annual net sales levels, be limited to 3% of the applicable net sales level, and not exceed $30 million in the aggregate. BioXcel shall continue to make such product identification and related services available to us for at least five years from June 30, 2017.  The parties are currently discussing extending the product identification and related services that BioXcel would provide however no definitive agreement has been agreed upon as of the date hereof.  There can be no assurance that the parties will agree to any extension to the collaborative services agreement in the future

In connection with the Services Agreement, BioXcel had agreed to provide the Company a line of credit, which was capped at $1,000, or the Total Funding Amount, pursuant to the terms of a grid note, or the Grid Note. The Grid Note was payable upon the earlier of (i) the completion of an initial public offering and (ii) December 31, 2018, together with interest on the unpaid balance of each advance made under the Grid Note, which would accrue at a rate per annum equal to the applicable federal rate for short-term loans as of the date hereof, in each case calculated based on a 365-day year and actual days elapsed. As of December 31, 2017, the Company had drawn down $371 under the Grid Note.

All amounts due to BioXcel under the line of credit, the Grid Note, and for expenses paid on the Company’s behalf were paid following the completion of the Company’s IPO on March 20, 2018.

Note 6. Equipment

	June 30, 2018	December 31, 2017
	Unaudited
Computers and related equipment	$125	$5
Accumulated depreciation	$(3)	$(1)
	$122	$4

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

Note 8. Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2018	December 31, 2017
	(Unaudited)
Accrued salaries, benefits and travel related costs	$203	$79
Professional and consultant fees	95	120
Legal expenses	104	413
Drugs and clinical trial expenses	98	403
	$500	$1,015

Note 9. Stockholders’ Equity (Deficit)

Authorized Capital

The Company is authorized to issue up to 10,000,000 preferred shares with a par value of $0.001 per share. No preferred shares are issued and outstanding.

The Company is authorized to issue up to 50,000,000 shares of common stock with a par value of $0.001 per share. The Company had 15,645,545 shares of common stock outstanding as of June 30, 2018.

Description of Common Stock

Each share of common stock has the right to one vote. The holders of common stock are entitled to dividends when funds are legally available and when declared by the board of directors.

Common Stock Issuances

On March 7, 2018, the Company’s registration statement on Form S-1 relating to the Company’s IPO was declared effective by the SEC. The IPO closed on March 12, 2018, and the Company issued and sold 5,454,545 shares of common stock at a public offering price of $11.00 per share, for gross proceeds of $60,000 and net proceeds of $54,102 after deducting underwriting discounts and commissions of $4,200 and other offering expenses of $1,698.

In January and February 2018, the Company issued 283,452 shares of common stock with an issuance price of $6.88 per share for gross and net proceeds of $1,950.

In October 2017, the Company sold 271,839 shares of common stock with an issuance price of $4.82 per share with gross and net proceeds of $1,311.

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

As of June 30, 2018 there were 3,462,570 shares of the Company’s common stock authorized for issuance under the 2017 Stock Plan. Options granted under the 2017 Stock Plan have a term of ten years with vesting term determined by the board of directors, which is generally four years.

The fair value of options granted during the six months ended June 30, 2018 was estimated using the Black-Scholes option-pricing model with the following assumptions.

Employees

(Unaudited)
For the Six Months Ended June 30,
2018

Exercise price per share	$0.41 - $11.00
Expected stock price volatility	77.12% - 78.02%
Risk-free rate of interest	2.68% - 2.90%
Fair value of grants per share	$5.40 - $10.82
Expected Term (years)	4.7 - 7.0

Non-Employees

(Unaudited)
For the Six Months Ended June 30,
2018

Exercise price per share	$0.41 - $11.00
Expected stock price volatility	76.30% - 76.62%
Risk-free rate of interest	2.84% - 2.85%
Fair value of grants per share	$7.16 - $8.96
Expected Term (years)	9.2 - 9.7

Since the Company recently completed its IPO, it does not have a history of market prices of its common stock and, as such, volatility was estimated using historical volatilities of similar public companies. The expected term of the employee awards is estimated based on the simplified method, which calculates the expected term based upon the midpoint of the term of the award and the vesting period. The Company uses the simplified method because it does not have sufficient option exercise data to provide a reasonable basis upon which to estimate the expected term. The expected term of non-employee awards represents the awards contractual term. The expected dividend yield is 0% as the Company has no history of paying dividends nor does management expect to pay dividends over the contractual terms of these options. The risk-free interest rates are based on the United States Treasury yield curve in effect at the time of grant, with maturities approximating the expected term of the stock options.

The following table summarizes information about stock option activity during the period the Plan was in effect (in thousands, except share and per share data):

Employee Options

	Number of Shares	Weighted Average Exercise Price per Share	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)

Outstanding as of January 1, 2018	1,813,524	$0.65	$13,894,762	9.7
Employee options granted	143,148	$11.00	$—	10.0
Outstanding as of March 31, 2018	1,956,672	$1.41	$17,395,705	9.4
Employee options granted	100,000	$10.06	$16,100	9.9
Options reclassified from Non-employee	154,178	$2.45	$1,093,696	9.3
Outstanding as of June 30, 2018	2,210,850	$1.87	$16,619,436	9.2

Options vested and exercisable as of June 30, 2018	1,370,283	0.41	$12,038,174	9.2

Non-employee Options

	Number of Shares	Weighted Average Exercise Price per Share	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)

Outstanding as of January 1, 2018	496,515	$0.41	$3,922,238	9.6
Non-employee options granted	68,256	$11.00	$—	10.0
Non-employee options forfeited	(6,162)	$0.41
Outstanding as of March 31, 2018	558,609	$1.70	$4,820,170	9.5
Non-employee options forfeited	(154,178)	$2.45
Outstanding as of June 30, 2018	404,431	$1.42	$3,216,507	9.2

Options vested and exercisable as of June 30, 2018	43,717	0.71	$372,898	9.2

The Company granted 311,404 options to purchase shares of common stock during the six months ended June 30, 2018. No options were exercised during the six months ended June 30, 2018. There were 847,289 shares available for grant as of June 30, 2018.

The Company recognized stock-based compensation expense of $666 and $1,861 for the three and six months ended June 30, 2018. There was no corresponding charge for the six months ending June 30, 2017 as the plan did not exist.

The total grant-date fair value of options was $3,286 and $572  for employees and non-employees, respectively, for the six months ended June 30, 2018.

Unrecognized compensation expense related to unvested awards as of June 30, 2018 was $3,176 for non-employees and $1,804 for employees and will be recognized over the remaining vesting periods of the underlying awards. The weighted-average period over which such compensation is expected to be recognized is 1.5 years for non-employees and 1.8 years for employees.

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

Share based compensation expense recognized by the Company in its statements of operations related to BioXcel equity awards totaled approximately $76 and $93 for the three months ended June 30, 2018 and 2017, respectively and $199 and $200 for the six months ended June 30, 2018 and 2017, respectively.

Total share based compensation charges were approximately $742 and $93 for the three months ended June 30, 2018 and 2017, respectively and $2,060 and $200 for the six months ended June 30, 2018 and 2017, respectively.

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

As a result of the Company’s cumulative losses, management has concluded that a full valuation allowance against the Company’s net deferred tax assets is appropriate. No income tax liabilities existed as of June 30, 2018 and December 31, 2017 due to the Company’s continuing operating losses.

Note 12. Leases

The Company entered into a “Swing Space” agreement on June 21, 2018 (the “Commencement Date”) to lease approximately 5,300 square feet of office space on the 5th floor (the “5th Floor Lease”) and is currently negotiating an agreement to lease approximately 11,000 square feet of space (the “12th Floor Lease”) of the building located at 555 Long Wharf Drive, New Haven, Connecticut.

The term of the 5th Floor Lease is through the earlier of the date the Company conducts business in the 12th Floor space, (the “expiration date”) or April 30, 2019 (“termination date”). No base rent is payable during this period, however, the Company is obligated to pay electricity in the amount of $1 per month.

Should the 12th floor lease not be executed within sixty days of the commencement date, a base rent of $8 per month will be charged following the expiration date.

Should the Company remain in possession of the 5th floor lease beyond the termination date, occupancy will be on a month to month basis in the amount of $12 per month.

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

Overview

We are a clinical stage biopharmaceutical company focused on drug development that utilizes novel artificial intelligence, or AI, to identify the next wave of medicines across neuroscience and immuno-oncology. Our drug re-innovation approach leverages existing approved drugs and/or clinically validated product candidates together with big data and proprietary machine learning algorithms to identify new therapeutic indices. We believe that this differentiated approach has the potential to reduce the cost and time of drug development in diseases with substantial unmet medical need. Our two most advanced clinical development programs are BXCL501, a sublingual thin film formulation of the adrenergic receptor agonist dexmedetomidine, or Dex, for acute treatment of agitation resulting from neurological and psychiatric disorders, and BXCL701, an immuno-oncology agent for treatment of a rare form of prostate cancer and pancreatic cancer.

We initiated a Phase 1b pharmacokinetic/pharmacodynamic, or PK/PD, safety study using the IV formulation of Dex in healthy elderly subjects in December 2017. In June 2018, the Company announced positive results from the first part of this trial supporting potential dosing strengths for sublingual thin film for BXCL501, as well as the initiation of Phase 1b PK/PD safety study using the IV formulation of Dex in mild probable Alzheimer’s Disease, or AD, patients.

We plan to initiate a Phase 1b PK/PD safety study using the IV formulation of Dex in schizophrenia patients in the second half of 2018. We expect to report data from both AD and schizophrenia studies during the second half of 2018. We also intend to commence a Phase 2b proof of concept, or PoC, open label clinical trials in 2018 for both studies. We expect that a data readout from the planned Phase 2 PoC open label clinical trials for the BXCL501 program will be available by the end of 2018. We intend to initiate a bioavailability, or BA, study for the sublingual thin film formulation in the second half of 2018 which will commence with completion of Good Manufacturing Practices, or GMP, manufacturing and Investigational New Drug, or IND, approval. If successful, this could potentially lead to the start of a registration trial for BXCL501 in 2019.

We also intend to commence single and combination agent Phase 2b PoC open label clinical trials in the treatment emergent neuroendocrine prostate cancer (tNEPC) and pancreatic cancer for our BXCL701 program in the second half of 2018. These trials will commence upon completion of GMP manufacturing and IND approval. Preliminary data from the planned Phase 2b PoC clinical trials for our BXCL701 program will be available throughout 2019.

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

On March 7, 2018, our registration statement on Form S-1 relating to our IPO was declared effective by the SEC. The IPO closed on March 12, 2018 and we issued and sold 5,454,545  shares of common stock at a public offering price of $11.00 per share. Gross proceeds totaled $60.0 million and net proceeds were $54.1 million after deducting underwriting discounts and commissions of $4.2 million and other offering expenses of approximately $1.7 million.  All offering costs directly associated with the offering were recorded in stockholders’ equity as a reduction of the gross proceeds.  The other offering expenses included legal, accounting, printing and filing fees.

To date, we have not generated any revenue, we have incurred net losses and all of our operations have been financed by loans and advances from BioXcel and sales of our common stock. Our net losses were approximately $7.3 million and $1.1 million for the six months ended June 30, 2018 and 2017, respectively.

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

As of June 30, 2018, we had cash of approximately $50.3 million, which we believe will enable us to fund our operating expenses and capital expenditure requirements for at least eighteen months from the date of this Quarterly Report on Form 10-Q. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

We were incorporated on March 29, 2017, as a wholly-owned subsidiary of BioXcel. Prior to our March 2018 IPO our activities were funded by BioXcel and a series of private placements of shares of our common stock which include the following:

In January and February 2018, we issued 283,452 shares of common  stock with an issuance price of $6.88 per share for gross and net proceeds of $1,950.

In October 2017 we sold 271,839 shares of  common  stock with an issuance price of $4.82 per share with gross and net proceeds of $1,311.

On September 29, 2017, we sold 155,709 shares of  common  stock with an issuance price of $4.82 per share with gross and net proceeds of $751.

Relationship with BioXcel

We entered into an asset contribution agreement, effective June 30, 2017, with BioXcel, as amended and restated on November 7, 2017, or the Contribution Agreement, pursuant to which BioXcel agreed to contribute to us, and we agreed to acquire from BioXcel, all of BioXcel’s rights, title and interest in and to BXCL501, BXCL701, BXCL502 and BXCL702, collectively, the Candidates, and all of the assets and liabilities associated with the Candidates, in consideration for (i) 9,480,000 shares of our common stock, (ii) $1.0 million upon completion of our IPO, (iii) $500.0 upon the later of the 12 month anniversary of our IPO and the first dosing of a patient in the bridging bioavailability/bioequivalence study for the BXCL501 program, (iv) $500.0 upon the later of the 12 month anniversary of our IPO and the first dosing of a patient in the Phase 2 PoC open label monotherapy or combination trial with Keytruda for the BXCL701 program and (v) a one-time payment of $5.0 million within 60 days after the achievement of $50.0 million in cumulative net sales of any product or combination of products resulting from the development and commercialization of any one of the Candidates or a product derived therefrom. In addition, pursuant to the Contribution Agreement, upon completion of our IPO, BioXcel granted us a first right to negotiate exclusive rights to any additional product candidates in the fields of neuroscience and immuno-oncology that BioXcel may identify on its own, excluding the Candidates, and not in connection with BioXcel’s provision of services to us under the Services Agreement as defined and described below. This option for first negotiation shall be valid for a period of five years from the date of our IPO. With the completion of our IPO in March 2018, $1.0 million was charged to Research and Development costs and included in accounts payable in connection with the Contribution Agreement and was paid on April 5, 2018.

We entered into a separation and shared services agreement with BioXcel that took effect on June 30, 2017, as amended and restated on November 7, 2017, or the Services Agreement, pursuant to which BioXcel allows us to continue to use the office space, equipment, services and leased employees based on the agreed upon terms and conditions for a payment of defined monthly and/or hourly fees. The parties have agreed that the services and office space provided under the Services Agreement shall decrease over time until the 12 month anniversary of the date of the Services Agreement, except for services to be provided by BioXcel through its subsidiary in India, which shall decrease until the 24 to 36 month anniversary of the date of the Services Agreement, provided such dates may be extended upon mutual agreement between the parties.

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

In connection with the Services Agreement, BioXcel agreed to provide us a line of credit, which was capped at $1.0 million, or the Total Funding Amount, pursuant to the terms of a grid note, or the Grid Note. The Grid Note was payable upon the earlier of (i) the completion of an IPO and (ii) December 31, 2018, together with interest on the unpaid balance of each advance made under the Grid Note, which shall accrue at a rate per annum equal to the applicable federal rate for short-term loans as of the date hereof, in each case calculated based on a 365-day year and actual days elapsed.

All amounts due to BioXcel under the line of credit, the Grid Note, and for expenses paid on our behalf were paid to the Parent following the completion of our IPO on March 20, 2018.

Basis of Presentation

For periods prior to June 30, 2017, our financial statements are presented on a carve-out basis from the financial records of BioXcel. The carve-out includes reasonable allocations of assets and liabilities and expenses attributable to our business

These results reflect amounts specifically attributable to the BTI Business, which include expenses, assets and liabilities of BioXcel relating to the Candidates that were contributed to us by BioXcel under the Contribution Agreement for the period from January 1, 2015 until June 30, 2017. The Services Agreement provides us with certain general and administrative and development support services that became effective June 30, 2017.

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

Management believes the assumptions underlying the allocations of indirect expenses in the carve-out financial information are reasonable, however, our financial position, results of operations and cash flows may have been materially different if it had operated as a stand-alone entity for the six months ending June 30, 2017. For the six months ended June 30, 2017 results include carve-out amounts from BioXcel. For the six months ended June 30, 2018 the results are on a stand-alone entity basis.

Components of Our Results of Operations

Revenues

We have not recognized any revenue since inception.

Operating Costs and Expenses

Research and Development

Research and development expenses consist primarily of costs incurred for the research and development of our  clinical and pre-clinical candidates, which includes payments to BioXcel, our Parent.

•                  employee-related expenses, including salaries, benefits and stock-based compensation expense and travel expenses for employees engaged in research and development functions

•                  expenses incurred under agreements with contract research organizations, or CROs, and sites that conduct our non-clinical studies and clinical trials

•                  costs of outside consultants engaged in research and development activities, including their fees, stock-based compensation and travel expenses

•                  the cost of acquiring, developing and manufacturing pre-clinical and clinical trial materials and lab supplies

•                  depreciation and other expenses.

We expense research and development costs to operations as incurred. Historically we have not segmented costs associated with our various development programs, however, beginning January 1, 2018, we have begun assigning costs to our individual development candidates.

Our research and development costs by program for the six months ended June 30, 2018 are as follows:

BXCL 501	$1,759
BXCL 701	1,295
BXCL 502	29
BXCL 702	35
Other research and development programs	246
Unallocated expenses	1,355
Total research and development expenses	$4,719

Because of the numerous risks and uncertainties associated with product development, we cannot determine with certainty the duration and completion costs of these or other current or future clinical trials of BXCL501, BXCL701 or our other product candidates. However, we do expect that our research and development costs will increase as we plan for and begin clinical trials for our current and future product candidates. We may never succeed in achieving regulatory approval for BXCL501, BXCL701 or any of our other product candidates. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including the uncertainties of future clinical and preclinical studies, uncertainties in clinical trial enrollment rate and significant and changing government regulation. In addition, the probability of success for each product candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability.

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

We expect that our general and administrative expenses will increase as we operate both as an independent entity and as a public company. We also expect increased administrative costs, including payroll and related expenses, as we continue to increase our headcount to support the expected growth in our business, expand our operations and organizational capabilities  These increases will likely include increased costs for director and officer liability insurance, hiring additional personnel to support future market research and future product commercialization efforts and increased fees for outside consultants, attorneys and accountants. We also expect to incur increased costs to comply with corporate governance, internal controls, investor relations and disclosures and similar requirements applicable to public companies.

Summary Results of Operations

	(Unaudited)
	Three months ended June 30,				Six months ended June 30,
(amounts in thousands, except percentage)	2018	2017	Change		2018	2017	Change

Net sales	$—	$—	$—	—	$—	$—	$—	—
Operating costs and expenses
Research and development	1,781	324	1,457	450%	4,719	645	4,074	632%
General and administrative	1,463	241	1,222	507%	2,811	449	2,362	526%
Total operating expenses	3,244	565	2,679	474%	7,530	1,094	6,436	588%
Loss from operations	(3,244)	(565)	(2,679)	474%	(7,530)	(1,094)	(6,436)	588%
Other income
Interest income, net	218	—	218	—	222	—	222	—
Net loss	$(3,026)	$(565)	$(2,461)	436%	$(7,308)	$(1,094)	$(6,214)	568%

Comparison of the Three Months Ended June 30, 2018 and 2017

Research and Development Expense

Research and development expenses for the three months ended June 30, 2018 were $1,781, compared to $324 for the three months ended June 30, 2017. The increase of $1,457 is attributable to the costs described in the table below:

	Three Months Ended
	June 30,
	2018	2017	Change
Salaries, bonus & related costs	$541	$166	$375
Non-cash stock-based compensation	494	70	424
Professional research & project related costs	536	38	498
Clinical trials expense	107	—	107
Chemical, manufacturing and controls cost	78	—	78
All other	25	50	(25)
Total research and development expenses	$1,781	$324	$1,457

Salaries, bonus and related costs increased due to higher bonus accruals, increases in headcount, payroll taxes, recruiting fees and travel related costs.

Non-cash stock-based compensation increased with the introduction of our Stock Incentive plan which became effective in August 2017.

Professional research, project related costs and clinical trials expense increased due to the acceleration of research activities.

General and Administrative Expense

General and administrative expenses for the three months ended June 30, 2018 were $1,463, compared to $241 for the three months ended June 30, 2017. The increase of $1,222 is attributable to the costs described in the table below:

	Three Months Ended
	June 30,
	2018	2017	Change
Salaries, bonus & related costs	$325	$83	$242
Non-cash stock-based compensation	248	23	225
Professional fees	617	97	520
Insurance	207	8	199
All other	66	30	36
Total general and administrative expenses	$1,463	$241	$1,222

Salaries, bonus and related costs increased due to higher bonus accruals, increases in headcount, payroll taxes, recruiting fees and travel related costs.

Non-cash stock-based compensation increased with the introduction of our Stock Incentive plan which became effective in August 2017.

Professional fees increased due to expanding operations and operating as a public company. Higher legal, audit, investor relations, licensing and information technology costs were incurred during the current period.

Insurance costs increased primarily due to Director and Officer liability insurance.

Comparison of the Six Months Ended June 30, 2018 and 2017

Research and development expenses

Research and development expenses for the six months ended June 30, 2018 were $4,719, compared to $645 for the six months ended June 30, 2017. The increase of $4,074 is attributable to the costs described in the table below:

	Six Months Ended
	June 30,
	2018	2017	Change
Salaries, bonus & related costs	$862	$318	$544
Non-cash stock-based compensation	1,211	152	1,059
Professional research & project related costs	648	83	565
Drug acquisition costs	1,000	—	1,000
Clinical trials expense	593	—	593
Chemical, manufacturing and controls cost	145	—	145
All other	260	92	168
Total research and development expenses	$4,719	$645	$4,074

Salaries, bonus and related costs increased due to higher bonus accruals, increases in headcount, payroll taxes, recruiting fees and travel related costs.

Non-cash stock-based compensation increased with the introduction of our Stock Incentive plan which became effective in August 2017.

Professional research, project related costs and clinical trials expense increased due to the acceleration of research activities.

Drug acquisition expenses included a payment to Bioxcel of $1,000 pursuant to an asset contribution agreement for the BTI business programs.

General and Administrative Expense

	Six Months Ended
	June 30,
	2018	2017	Change
Salaries, bonus & related costs	$701	$171	$530
Non-cash stock-based compensation	849	48	801
Professional fees	848	158	690
Insurance	263	16	247
All other	150	56	94
Total general and administrative expenses	$2,811	$449	$2,362

Salaries, bonus and related costs increased due to higher bonus accruals, increases in headcount, payroll taxes, recruiting fees and travel related costs.

Non-cash stock-based compensation increased with the introduction of our Stock Incentive plan which became effective in August 2017.

Professional fees increased due to expanding operations and operating as a public company. Higher legal, audit, investor relations, licensing and information technology costs were incurred during the current period.

Insurance costs increased primarily due to Director and Officer liability insurance.

Liquidity and Capital Resources

We reported losses of approximately $7,308 and $1,094 for the six months ended June 30, 2018 and 2017, respectively. At June 30, 2018, the Company had shareholders’ equity of $49,821, working capital of $49,699 and cash of $50,349.

We have not yet generated any revenues and we have not yet achieved profitability. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability.

Sources of Liquidity

We have focused our efforts on raising capital and building the products in our pipeline. Since our inception, and through our recently completed IPO, all our operations have been financed by our Parent, BioXcel, or the sales of our common stock in a series of private placements and a public offering. We have not yet established an ongoing source of revenue sufficient to cover our operating costs and will need to do so in future periods.

Cash Flows

	(Unaudited)
	Six Months Ended June 30,
(in thousands)	2018	2017
Cash provided by (used in) in thousands:
Operating activities	$(5,982)	$(776)
Investing activities	(120)	—
Financing activities	55,564	1,061

Operating Activities

For the six months ended June 30, 2018, net cash used in operating activities was approximately $5,982 which consisted of a net loss of $7,308 partially offset by $2,060 in stock-based compensation. Reductions in accounts payable and accrued expenses of $70 and an increase in prepaid expenses of $666 primarily for insurance premiums accounted for the remainder.

For the six months ended June 30, 2017, net cash used in operating activities was approximately $776, which consisted of a net loss of $1,094 partially offset by $200 in stock-based compensation. Increases in accounts payable, reductions in prepaid expense and depreciation accounted for the remainder.

Investing Activities

We purchased servers, computers and related equipment for technical research and for additional headcount during the six months ended June 30, 2018.

Financing Activities

The net cash provided by financing activities was approximately $55,564 for the six months ended June 30, 2018 which was mainly attributable to the proceeds from issuance of common stock in our IPO offset in part by repayment of loans to our Parent.

Net cash provided by financing activities for the six months ended June 30, 2017 was approximately $1,061, which was attributable to investments and loans made by BioXcel.

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

•                  continue our clinical development of BXCL501 and commence clinical development of BXCL701;

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

•                  ultimately establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any product candidates for which we may obtain regulatory approval; and

•                  continue to operate as a public company.

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

Off-Balance Sheet Arrangements

We did not have during the periods presented, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.

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

Our significant accounting policies are described in the notes to the financial statements included in the registration statement on Form S-1. As of June 30, 2018, there have been no material changes to any of the critical accounting policies contained therein.

Recent Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is set forth in Note 4 , “Summary of Significant Accounting Policies,” in the accompanying Notes to Financial Statements included in Item 1of Part 1 of this Quarterly Report.

Quantitative and Qualitative Disclosure About Market Risk

Our balance sheet as of June 30, 2018 includes cash and cash equivalents of $50.3 million. We do not participate in any foreign currency hedging activities and we do not have any other derivative financial instruments. We did not recognize any significant exchange rate losses during the six months ended June 30, 2018 and 2017, respectively.

We do not believe that our cash has significant risk of default or illiquidity. While we believe our cash and cash equivalents does not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash at one or more financial institutions that are in excess of federally insured limits.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The market risk inherent in our financial instruments and in our financial position has historically been the potential loss arising from adverse changes in interest rates. As of June 30, 2018 and December 31, 2017, we had cash of $50.3 million and $0.9 million, respectively. As of June 30, 2018, we held our cash in primarily in money market  accounts and accordingly, the value of these accounts is subject to fluctuation in interest rates.

We do not engage in any hedging activities against changes in interest rates. We do not have any foreign currency or other derivative financial instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the audit of our financial statements for the years ended December 31, 2017 and 2016, our management concluded that we had a material weakness in our internal controls because we lacked adequately designed internal controls over the financial reporting and SEC filing process.  The lack of an adequately designed internal control process made it difficult for management to ensure the timely preparation and review of the accounting for certain transactions, especially those that are technically complex, non-routine transactions or transactions subject to management estimates and judgement. In addition, we did not have adequately designed and documented financial close and management review controls to properly detect and prevent certain accounting errors and omitted disclosures in the financial statements and related footnotes.  We believe we have addressed this weakness during the quarter ended March 31, 2018 by establishing proper closing procedures involving account reconciliations, engaging a third party to assist us with analyzing technically complex and non-routine transactions, the creation of a larger finance function with additional personnel, including the recruitment of a controller, assistant controller and administrative support personnel.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting other than that describes above.

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

Risks Related to Financial Position and Need for Additional Capital

We have a limited operating history and have never generated any product revenues, which may make it difficult to evaluate the success of our business to date and to assess our future viability.

We were incorporated in March 2017 and our operations to date have been largely focused on organizing and staffing our company, raising capital and acquiring the rights to, and advancing the development of, our product candidates, including conducting preclinical studies. We have not yet demonstrated an ability to successfully complete clinical trials, obtain marketing approvals, manufacture products on a commercial scale, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing products.

We expect our financial condition and operating results to continue to fluctuate from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. We will need to eventually transition from a company with a research and development focus to a company capable of undertaking commercial activities. We may encounter unforeseen expenses, difficulties, complications and delays, and may not be successful in such a transition.

We have incurred significant operating losses since inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future and may never achieve or maintain profitability.

Since our inception, we have incurred significant operating losses. Our net loss was $7.3 million, and $1.1 million for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, we had Stockholders’ equity of $49.8 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. None of our product candidates have been approved for marketing in the United States, or in any other jurisdiction, and may never receive such approval. It could be several years, if ever, before we have a commercialized product that generates significant revenues. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

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

We believe that our existing cash as of June 30, 2018, will enable us to fund our operating expenses and capital expenditure requirements for at least eighteen months from the date of this Quarterly Report on Form 10-Q. Our estimate as to how long we expect our existing cash to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

Risks Related to the Discovery and Development of Product Candidates

We have limited experience in drug discovery and drug development, and we have never had a drug approved.

Prior to the acquisition of our product candidates, we were not involved in and had no control over their preclinical and clinical development. In addition, we are relying upon the parties we have acquired our product candidates from to have conducted such research and development in accordance with the applicable protocol, legal, regulatory and scientific standards, having accurately reported the results of all clinical trials conducted prior to our acquisition of the applicable product candidate, and having correctly collected and interpreted the data from these studies and trials. To the extent any of these has not occurred, our expected development time and costs may be increased, which could adversely affect our prospects for marketing approval of, and receiving any future revenue from, these product candidates.

In the near term, we are dependent on the success of BXCL501 and BXCL701. If we are unable to initiate or complete the clinical development of, obtain marketing approval for or successfully commercialize BXCL501, BXCL701 and our other product candidates, either alone or with a collaborator, or if we experience significant delays in doing so, our business could be substantially harmed.

We currently do not have any products that have received regulatory approval and may never be able to develop marketable product candidates. We are investing a significant portion of our efforts and financial resources in the development of BXCL501, BXCL701 and our other product candidates. Our prospects are substantially dependent on our ability, or that of any future collaborator, to develop, obtain marketing approval for and successfully commercialize product candidates in one or more disease indications.

The success of BXCL501, BXCL701 and our other product candidates will depend on several factors, including the following:

•                  acceptance of an Investigational New Drug, or IND, for the conduct of clinical trials of product candidates and proposed design of future clinical trials;

•                  initiation, progress, timing, costs and results of clinical trials of our product candidates and potential product candidates;

•                  establishment of a safety, tolerability and efficacy profile that is satisfactory to the FDA or any comparable foreign regulatory authority for marketing approval;

•                  the performance of our future collaborators, if any;

•                  the extent of any required post-marketing approval commitments to applicable regulatory authorities;

•                  establishment of supply arrangements with third-party raw materials suppliers and manufacturers;

•                  establishment of arrangements with third-party manufacturers to obtain finished drug product that is appropriately packaged for sale;

•                  adequate ongoing availability of raw materials and drug product for clinical development and any commercial sales;

•                  obtaining and maintaining patent, trade secret protection and regulatory exclusivity, both in the United States and internationally;

•                  protection of our rights in our intellectual property portfolio;

•                  successful launch of commercial sales following any marketing approval;

•                  a continued acceptable safety profile following any marketing approval;

•                  commercial acceptance by patients, the medical community and third-party payors; and

•                  our ability to compete with other therapies.

Many of these factors are beyond our control, including the results of clinical trials, the time required for the FDA or any comparable foreign regulatory authorities to review any regulatory submissions we may make, potential threats to our intellectual property rights and the manufacturing, marketing and sales efforts of any future collaborator. If we are unable to develop, receive marketing approval for and successfully commercialize BXCL501, BXCL701 and our other product candidates, on our own or with any future collaborator, or experience delays as a result of any of these factors or otherwise, our business could be substantially harmed.

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming, expensive and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. It is not uncommon for companies in the biopharmaceutical industry to suffer significant setbacks in advanced clinical trials due to nonclinical findings made while clinical studies were underway and safety or efficacy observations made in clinical studies, including previously unreported adverse events. Our future clinical trial results may not be successful, and notwithstanding any potential promising results in earlier studies, we cannot be certain that we will not face similar setbacks. The historical failure rate for product candidates in our industry is high. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval.

Our product candidates could fail to receive regulatory approval for many reasons, including the following:

•                  the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;

•                  we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication;

•                  the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;

•                  the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;

•                  the data collected from clinical trials of our product candidates may not be sufficient to support the submission of an New Drug Application, or NDA, or other submission or to obtain regulatory approval in the United States or elsewhere; the FDA or comparable foreign regulatory authorities may disagree that our changes to branded reference drugs meet the criteria for the 505(b)(2) regulatory pathway or foreign regulatory pathways;

•                  the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and

•                  the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

We have not previously completed a clinical trial of any of our product candidates. Consequently, we may not have the necessary capabilities, including adequate staffing, to successfully manage the execution and completion of any clinical trials we initiate in a way that leads to our obtaining marketing approval for our product candidates in a timely manner, or at all. This lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market our product candidates, which would significantly harm our business, results of operations and prospects.

In addition, even if we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for our products, may grant approval contingent on the performance of costly post-marketing clinical trials, may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate or may restrict its distribution. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

We have not previously submitted an NDA to the FDA or similar drug approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that any of our product candidates will be successful in clinical trials or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market one or more of our product candidates, our revenues will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets for patients that we are targeting for our product candidates are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.

We plan to seek regulatory approval to commercialize our product candidates both in the United States and the European Union and in additional foreign countries. While the scope of regulatory approval is similar in other countries, to obtain separate regulatory approval in many other countries we must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution of our product candidates, and we cannot predict success in these jurisdictions.

We depend on enrollment of patients in our clinical trials in order for us to continue development of our product candidates. If we are unable to enroll patients in our clinical trials, our research and development efforts could be adversely affected.

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. Patient enrollment is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, the size of the patient population required for analysis of the trial’s primary endpoints, the proximity of patients to study sites, our ability to recruit clinical trial investigators with the appropriate competencies and experience, our ability to obtain and maintain patient consents, the risk that patients enrolled in clinical trials will drop out of the trials before completion, and competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. Many pharmaceutical companies are conducting clinical trials in patients with the disease indications that our potential drug products target. As a result, we must compete with them for clinical sites, physicians and the limited number of patients who fulfill the stringent requirements for participation in clinical trials. Also, due to the confidential nature of clinical trials, we do not know how many of the eligible patients may be enrolled in competing studies and who are consequently not available to us for our clinical trials. Our clinical trials may be delayed or terminated due to the inability to enroll enough patients. The delay or inability to meet planned patient enrollment may result in increased costs and delay or termination of our trials, which could have a harmful effect on our ability to develop products.

Delays in clinical testing could result in increased costs to us and delay our ability to generate revenue.

Although we are planning for certain clinical trials relating to BXCL501, BXCL701 and our other product candidates, there can be no assurance that the FDA will accept our proposed trial designs. We may experience delays in our clinical trials and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays related to:

•                  obtaining regulatory approval to commence a trial;

•                  reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•                  obtaining institutional review board, or IRB, approval at each site;

•                  recruiting suitable patients to participate in a trial;

•                  clinical sites deviating from trial protocol or dropping out of a trial;

•                  addressing patient safety concerns that arise during the course of a trial;

•                  having patients complete a trial or return for post-treatment follow-up;

•                  adding a sufficient number of clinical trial sites; or

•                  manufacturing sufficient quantities of a product candidate for use in clinical trials.

We may also experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

•                  we may receive feedback from regulatory authorities that requires us to modify the design of our clinical trials;

•                  clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon drug development programs;

•                  the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;

•                  our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

•                  the cost of clinical trials of our product candidates may be greater than we anticipate;\

•                  the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate;

•                  regulators may revise the requirements for approving our product candidates, or such requirements may not be as we anticipate; and

•                  any future collaborators that conduct clinical trials may face any of the above issues, and may conduct clinical trials in ways they view as advantageous to themselves but that are suboptimal for us.

For example, we believe that we will be able to proceed directly to Phase 3 registration trials of BXCL501 if we successfully complete our planned Phase 1b/2 open-label PoC and bridging BA/BE studies. However, the FDA may not agree with our development plans and could require us to perform additional clinical trials or preclinical studies, including additional Phase 1 and/or Phase 2 clinical trials, before permitting us to conduct our planned registration trials.

If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

•                  incur unplanned costs;

•                  be delayed in obtaining marketing approval for our product candidates or not obtain marketing approval at all;

•                  obtain marketing approval in some countries and not in others;

•                  obtain marketing approval for indications or patient populations that are not as broad as intended or desired;

•                  obtain marketing approval with labeling that includes significant use or distribution restrictions or safety warnings, including boxed warnings;

•                  be subject to additional post-marketing testing requirements; or

•                  have the drug removed from the market after obtaining marketing approval.

Furthermore, we intend to rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials and we intend to have agreements governing their committed activities. They may not perform as required.

We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by the Data Safety Monitoring Board, or DSMB, for such trial or by the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

Further, conducting clinical trials in foreign countries, as we may do for our current and future product candidates, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries.

If we experience delays in the completion of, or termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenues from any of these product candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. The clinical evaluation of BXCL501, BXCL701 and our other product candidates in patients is still in the early stages and it is possible that there may be side effects associated with their use. To date, based on information available in the package insert for Dex, patients treated with Dex have experienced drug-related side effects including hypotension, transient hypertension, bradycardia, dry mouth, acute respiratory distress syndrome, respiratory failure and agitation with hypotension, bradycardia and dry mouth considered serious adverse events. In addition, based on the investigator brochure for Talabostat, patients treated with Talabostat have experienced edema/peripheral swelling, hypotension, dizziness, hypovolemia fatigue, nausea, vomiting, pyrexia rigors and rash with edema and fatigue representing the most frequently observed serious adverse events. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, we, the FDA, the IRBs at the institutions in which our studies are conducted, or the DSMB could suspend or terminate our clinical trials or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. For example, the FDA placed Point Therapeutics, Inc.’s IND for BXCL701 on clinical hold following an increase in observed mortality in patients receiving BXCL701 in a Phase 3 trial in patients with non-small cell lung cancer. Though we believe that this result was caused by, among other things, an imbalance in the disease severity of patients enrolled in the active arm of the clinical trial, there is no guarantee that excess mortality will not be observed in future clinical studies. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the clinical trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We expect to have to train medical personnel using our product candidates to understand the side effect profiles for our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death. Any of these occurrences may harm our business, financial condition and prospects significantly.

Additionally, if one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

•                  regulatory authorities may withdraw approvals of such products;

•                  we may be required to recall a product or change the way such a product is administered to patients;

•                  additional restrictions may be imposed on the marketing or distribution of the particular product or the manufacturing processes for the product or any component thereof;

•                  regulatory authorities may require additional warnings on the label, such as a “black box” warning or contraindication;

•                  we may be required to implement Risk Evaluation and Mitigation Strategies, or REMS, or create a medication guide outlining the risks of such side effects for distribution to patients;

•                  we could be sued and held liable for harm caused to patients;

•                  our product may become less competitive; and

•                  our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate or for particular indications of a product candidate, if approved, and could significantly harm our business, results of operations and prospects.

BioXcel’s approach to the discovery and development of product candidates based on EvolverAI is novel and unproven, and we do not know whether we will be able to develop any products of commercial value.

We are leveraging EvolverAI to create a pipeline of neuroscience and immuno-oncology product candidates for patients whose diseases have not been adequately addressed to date by other approaches and to design and conduct efficient clinical trials with a higher likelihood of success. While we believe that applying EvolverAI to create medicines for defined patient populations may potentially enable drug research and clinical development that is more efficient than conventional drug research and development, our approach is both novel and unproven. Because our approach is both novel and unproven, the cost and time needed to develop our product candidates is difficult to predict, and our efforts may not result in the discovery and development of commercially viable medicines. We may also be incorrect about the effects of our product candidates on the diseases of our defined patient populations, which may limit the utility of our approach or the perception of the utility of our approach. Furthermore, our estimates of our defined patient populations available for study and treatment may be lower than expected, which could adversely affect our ability to conduct clinical trials and may also adversely affect the size of any market for medicines we may successfully commercialize. Our approach may not result in time savings, higher success rates or reduced costs as we expect it to, and if not, we may not attract collaborators or develop new drugs as quickly or cost effectively as expected and therefore we may not be able to commercialize our approach as originally expected.

EvolverAI may fail to help us discover and develop additional potential product candidates.

Any drug discovery that we are conducting using EvolverAI may not be successful in identifying compounds that have commercial value or therapeutic utility. EvolverAI may initially show promise in identifying potential product candidates, yet fail to yield viable product candidates for clinical development or commercialization for a number of reasons, including:

•                  research programs to identify new product candidates will require substantial technical, financial and human resources, and we may be unsuccessful in our efforts to identify new product candidates. If we are unable to identify suitable additional compounds for preclinical and clinical development, our ability to develop product candidates and obtain product revenues in future periods could be compromised, which could result in significant harm to our financial position and adversely impact our stock price;

•                  compounds found through EvolverAI may not demonstrate efficacy, safety or tolerability;

•                  potential product candidates may, on further study, be shown to have harmful side effects or other characteristics that indicate that they are unlikely to receive marketing approval and achieve market acceptance;

•                  competitors may develop alternative therapies that render our potential product candidates non-competitive or less attractive; or

•                  a potential product candidate may not be capable of being produced at an acceptable cost.

An NDA submitted under Section 505(b)(2) subjects us to the risk that we may be subject to a patent infringement lawsuit that would delay or prevent the review or approval of our product candidate.

Our product candidates will be submitted to the FDA for approval under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, or FDCA. Section 505(b)(2) permits the submission of an NDA where at least some of the information required for approval comes from studies that were not conducted by, or for, the applicant and on which the applicant has not obtained a right of reference. The 505(b)(2) application would enable us to reference published literature and/or the FDA’s previous findings of safety and effectiveness for a branded reference drug with the same active ingredient. For NDAs submitted under Section 505(b)(2) of the FDCA, the patent certification and related provisions of the Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, apply. In accordance with the Hatch-Waxman Act, such NDAs may be required to include certifications, known as paragraph IV certifications, that certify that any patents listed in the Patent and Exclusivity Information Addendum of the FDA’s publication, Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book, with respect to any product referenced in the 505(b)(2) application, are invalid, unenforceable or will not be infringed by the manufacture, use or sale of the product that is the subject of the 505(b)(2) NDA.

Under the Hatch-Waxman Act, the holder of patents that the 505(b)(2) application references may file a patent infringement lawsuit after receiving notice of the paragraph IV certification. Filing of a patent infringement lawsuit against the filer of the 505(b)(2) applicant within 45 days of the patent owner’s receipt of notice triggers a one-time, automatic, 30-month stay of the FDA’s ability to approve the 505(b)(2) NDA, unless patent litigation is resolved in the favor of the paragraph IV filer or the patent expires before that time. Accordingly, we may invest a significant amount of time and expense in the development of one or more product candidates only to be subject to significant delay and patent litigation before such product candidates may be commercialized, if at all. In addition, a 505(b)(2) application will not be approved until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, or NCE, listed in the Orange Book for the branded reference drug product has expired. The FDA may also require us to perform one or more additional clinical studies or measurements to support the change from the branded reference drug, which could be time consuming and could substantially delay our achievement of regulatory approvals for such product candidates. The FDA may also reject our future 505(b)(2) submissions and require us to file such submissions under Section 505(b)(1) of the FDCA, which would require us to provide extensive data to establish safety and effectiveness of the drug product for the proposed use and could cause delay and be considerably more expensive and time consuming. These factors, among others, may limit our ability to successfully commercialize our product candidates.

The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses.

If we are found to have improperly promoted off-label uses of our products or product candidates, if approved, we may become subject to significant liability. Such enforcement has become more common in the industry. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription drug products, such as our product candidates, if approved. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. If we receive marketing approval for our product candidates for our proposed indications, physicians may nevertheless use our products for their patients in a manner that is inconsistent with the approved label, if the physicians personally believe in their professional medical judgment it could be used in such manner. However, if we are found to have promoted our products for any off-label uses, the federal government could levy civil, criminal and/or administrative penalties, and seek fines against us. The FDA or other regulatory authorities could also request that we enter into a consent decree or a corporate integrity agreement, or seek a permanent injunction against us under which specified promotional conduct is monitored, changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

We may seek Fast Track designation for one or more of our product candidates, but we might not receive such designation, and even if we do, such designation may not actually lead to a faster development or regulatory review or approval process.

If a product is intended for the treatment of a serious condition and nonclinical or clinical data demonstrate the potential to address unmet medical need for this condition, a product sponsor may apply for FDA Fast Track designation. If we seek Fast Track designation for a product candidate, we may not receive it from the FDA. However, even if we receive Fast Track designation, Fast Track designation does not ensure that we will receive marketing approval or that approval will be granted within any particular timeframe. We may not experience a faster development or regulatory review or approval process with Fast Track designation compared to conventional FDA procedures. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures.

Even if our product candidates receive regulatory approval, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.

Any regulatory approvals that we receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or the conditions of approval, or contain requirements for potentially costly post-market testing and surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a REMS as a condition of approval of our product candidates, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, our product candidates will remain subject to ongoing requirements governing the manufacturing process, labeling, packaging, storage, advertising, distribution, import, export, promotion, recordkeeping and adverse event reporting. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with good clinical practice, or GCP, requirements for any clinical trials that we conduct post-approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with Good Manufacturing Practices, or GMP, regulations. If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product or the manufacturer, including requiring voluntary or mandatory recalls, additional restrictions on manufacturing or withdrawal of the product from the market or suspension of manufacturing. If we, our product candidates or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

•                  issue warning letters;

•                  impose civil or criminal penalties;

•                  suspend regulatory approval;

•                  suspend any ongoing clinical trials;

•                  refuse to approve pending applications or supplements to applications filed by us;

•                  impose restrictions on operations, including costly new manufacturing requirements;

•                  seize or detain products or request us to initiate a product recall; or

•                  pursue and obtain an injunction.

Any failure by us to comply with existing regulations could harm our reputation and operating results.

We will be subject to extensive regulation by U.S. federal and state and foreign governments in each of the markets where we intend to sell BXCL501 and BXCL701 if and after they are approved. For example, we will have to adhere to all regulatory requirements including the FDA’s current GCPs, Good Laboratory Practice, or GLP, and GMP requirements. If we fail to comply with applicable regulations, including FDA pre-or post- approval cGMP requirements, then the FDA or other foreign regulatory authorities could sanction us. Even if a drug is FDA-approved, regulatory authorities may impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-marketing studies.

Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business and damage our reputation. We expend significant resources on compliance efforts and such expenses are unpredictable and might adversely affect our results.

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. For example, in December 2016, the 21st Century Cures Act, or Cures Act, was signed into law. The Cures Act, among other things, is intended to modernize the regulation of drugs and spur innovation, but its ultimate implementation is unclear. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.

In addition, we cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the Trump administration may impact our business and industry. Namely, the Trump administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, FDA’s ability to engage in routine oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. Notably, on January 30, 2017, President Trump issued an Executive Order directing all executive agencies, including the FDA, that, for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This Executive Order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the Executive Order requires agencies to identify regulations to offset any incremental cost of a new regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within OMB on February 2, 2017, the administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents., and on September 8, 2017, the FDA published notices in the Federal Register soliciting broad public comment to identify regulations that could be modified in compliance with these Executive Orders. It is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose restrictions on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted. In addition, if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

We may be subject to extensive regulations outside the United States and may not obtain marketing approvals for products in Europe and other jurisdictions.

In addition to regulations in the United States, should we or our collaborators pursue marketing approvals for BXCL501, BXCL701 and our other product candidates internationally, we and our collaborators will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products. Whether or not we, or our collaborators, obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country.

We expect to pursue marketing approvals for BXCL501, BXCL701 and our other product candidates in Europe and other jurisdictions outside the United States with collaborative partners. The time and process required to obtain regulatory approvals and reimbursement in Europe and other jurisdictions may be different from those in the United States regulatory and approval in one jurisdiction does not ensure approvals in any other jurisdiction; however, negative regulatory decisions in any jurisdiction may have a negative impact on the regulatory process in other jurisdictions.

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. On March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. Since a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, the referendum could materially impact the regulatory regime with respect to the approval of our product candidates in the United Kingdom or the European Union. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.

If we are found in violation of federal or state “fraud and abuse” laws, we may be required to pay a penalty and/or be suspended from participation in federal or state health care programs, which may adversely affect our business, financial condition and results of operations.

In the United States, we will be subject to various federal and state health care “fraud and abuse” laws, including anti-kickback laws, false claims laws and other laws intended to reduce fraud and abuse in federal and state health care programs, which could affect us, particularly upon successful commercialization of our products in the United States. The federal Anti-Kickback Statute makes it illegal for any person, including a prescription drug manufacturer (or a party acting on its behalf), to knowingly and willfully solicit, receive, offer or pay any remuneration that is intended to induce the referral of business, including the purchase, order or prescription of a particular drug for which payment may be made under a federal health care program, such as Medicare or Medicaid. Under federal government regulations, some arrangements, known as safe harbors, are deemed not to violate the federal Anti-Kickback Statute. Although we seek to structure our business arrangements in compliance with all applicable requirements, these laws are broadly written, and it is often difficult to determine precisely how the law will be applied in specific circumstances. Accordingly, it is possible that our practices may be challenged under the federal Anti-Kickback Statute. False claims laws prohibit anyone from knowingly and willfully presenting or causing to be presented for payment to third-party payers, including government payers, claims for reimbursed drugs or services that are false or fraudulent, claims for items or services that were not provided as claimed, or claims for medically unnecessary items or services. Cases have been brought under false claims laws alleging that off-label promotion of pharmaceutical products or the provision of kickbacks has resulted in the submission of false claims to governmental health care programs. Under the Health Insurance Portability and Accountability Act of 1996, we are prohibited from knowingly and willfully executing a scheme to defraud any health care benefit program, including private payers, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and/or exclusion or suspension from federal and state health care programs such as Medicare and Medicaid and debarment from contracting with the U.S. government. In addition, private individuals have the ability to bring actions on behalf of the government under the federal False Claims Act as well as under the false claims laws of several states.

Many states have adopted laws similar to the federal anti-kickback statute, some of which apply to the referral of patients for health care services reimbursed by any source, not just governmental payers. Neither the government nor the courts have provided definitive guidance on the application of fraud and abuse laws to our business. Law enforcement authorities are increasingly focused on enforcing these laws, and if we are found in violation of one of these laws, we could be required to pay a penalty and could be suspended or excluded from participation in federal or state health care programs, and our business, results of operations and financial condition may be adversely affected.

We may be unable to maintain sufficient clinical trial liability insurance.

Our inability to obtain and retain sufficient clinical trial liability insurance at an acceptable cost to protect against potential liability claims could prevent or inhibit our ability to conduct clinical trials for product candidates we develop. We currently have clinical trial liability insurance for our IV Dex trials. However, we do not have clinical trial liability insurance for our BXCL 701 program. We may be unable to obtain appropriate levels of such insurance. Even if we do secure clinical trial liability insurance for our programs, we may not be able to achieve sufficient levels of such insurance. Any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. We expect we will supplement our clinical trial coverage with product liability coverage in connection with the commercial launch of BXCL501, BXCL701 or other product candidates we develop in the future; however, we may be unable to obtain such increased coverage on acceptable terms or at all. If we are found liable in a clinical trial lawsuit or a product liability lawsuit in the future, we will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

Risks Related to Commercialization of Our Product Candidates

If our products do not gain market acceptance, our business will suffer because we might not be able to fund future operations.

A number of factors may affect the market acceptance of our products or any other products we develop or acquire, including, among others:

•                  the price of our products relative to other products for the same or similar treatments;

•                  the perception by patients, physicians and other members of the health care community of the effectiveness and safety of our products for their indicated applications and treatments;

•                  our ability to fund our sales and marketing efforts; and

•                  the effectiveness of our sales and marketing efforts.

If our products do not gain market acceptance, we may not be able to fund future operations, including developing, testing and obtaining regulatory approval for new product candidates and expanding our sales and marketing efforts for our approved products, which would cause our business to suffer.

If the FDA does not conclude that our product candidates satisfy the requirements for the 505(b)(2) regulatory approval pathway, or if the requirements for approval of any of our product candidates under Section 505(b)(2) are not as we expect, the approval pathway for our product candidates will likely take significantly longer, cost significantly more and encounter significantly greater complications and risks than anticipated, and in any case may not be successful.

We intend to seek FDA approval through the 505(b)(2) regulatory pathway for certain of our product candidates, including BXCL501. The Hatch-Waxman Act, added Section 505(b)(2) to the FDCA. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant. If the FDA does not allow us to pursue the 505(b)(2) regulatory pathway for our product candidates as anticipated, we may need to conduct additional clinical trials, provide additional data and information and meet additional standards for regulatory approval. If this were to occur, the time and financial resources required to obtain FDA approval for our product candidates would likely substantially increase. Moreover, the inability to pursue the 505(b)(2) regulatory pathway could result in new competitive products reaching the market faster than our product candidates, which could materially adversely impact our competitive position and prospects. Even if we are allowed to pursue the 505(b)(2) regulatory pathway for a product candidate, we cannot assure you that we will receive the requisite or timely approvals for commercialization of such product candidate. In addition, we expect that our competitors will file citizens’ petitions with the FDA in an attempt to persuade the FDA that our product candidates, or the clinical studies that support their approval, contain deficiencies. Such actions by our competitors could delay or even prevent the FDA from approving any NDA that we submit under Section 505(b)(2).

We expect to rely heavily on orphan drug status to commercialize some of our product candidates, if approved, but any orphan drug designations we receive may not confer marketing exclusivity or other expected commercial benefits.

We expect to rely heavily on orphan drug exclusivity for our product candidates. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity. Orphan drug exclusivity in the United States provides that the FDA may not approve any other applications, including a full NDA, to market the same drug for the same indication for seven years, except in limited circumstances the applicable exclusivity period is ten years in Europe. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Although we have received orphan designation for BXCL701 for the treatment of pancreatic cancer, BXCL701 has not been granted orphan designation as of June 30, 2018 for the treatment of tNEPC.

Even if we, or any future collaborators, obtain orphan drug designation for a product candidate, we, or they, may not be able to obtain or maintain orphan drug exclusivity for that product candidate. We may not be the first to obtain marketing approval of any product candidate for which we have obtained orphan drug designation for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products, and it is possible that another company also holding orphan drug designation for the same product candidate will receive marketing approval for the same indication before we do. If that were to happen, our applications for that indication may not be approved until the competing company’s period of exclusivity expires. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we, or any future collaborators, obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties may be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug with the same active moiety for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care or the manufacturer of the product with orphan exclusivity is unable to maintain sufficient product quantity. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process, nor does it prevent competitors from obtaining approval of the same product candidate as ours for indications other than those in which we have been granted orphan drug designation.

We may seek a breakthrough therapy designation for BXCL701 or one or more of our other product candidates, we might not receive such designation, and even if we do, such designation may not lead to a faster development or regulatory review or approval process.

We may seek a breakthrough therapy designation for BXCL701 or one or more of our other product candidates. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs and biologics that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA may also be eligible for priority review if supported by clinical data at the time the NDA is submitted to the FDA.

Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe that one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. Even if we receive breakthrough therapy designation, the receipt of such designation for a product candidate may not result in a faster development or regulatory review or approval process compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA.  In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that the product candidates no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

We may seek priority review designation for BXCL701 or one or more of our other product candidates, but we might not receive such designation, and even if we do, such designation may not lead to a faster development or regulatory review or approval process.

If the FDA determines that a product candidate offers a treatment for a serious condition and, if approved, the product would provide a significant improvement in safety or effectiveness, the FDA may designate the product candidate for priority review. A priority review designation means that the goal for the FDA to review an application is six months, rather than the standard review period of ten months. We may request priority review for our product candidates. The FDA has broad discretion with respect to whether or not to grant priority review status to a product candidate, so even if we believe a particular product candidate is eligible for such designation or status, the FDA may decide not to grant it. Moreover, a priority review designation does not necessarily mean a faster development or regulatory review or approval process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures. Receiving priority review from the FDA does not guarantee approval within the six-month review cycle or at all.

If we are unable to develop satisfactory sales and marketing capabilities, we may not succeed in commercializing BXCL501, BXCL701 or any other product candidate.

We have no experience in marketing and selling drug products. We have not entered into arrangements for the sale and marketing of BXCL501, BXCL701 or any other product candidate. Typically, pharmaceutical companies would employ groups of sales representatives and associated sales and marketing staff numbering in the hundreds to thousands of individuals to call on this large number of physicians and hospitals. We may seek to collaborate with a third party to market our drugs or may seek to market and sell our drugs by ourselves. If we seek to collaborate with a third party, we cannot be sure that a collaborative agreement can be reached on terms acceptable to us. If we seek to market and sell our drugs directly, we will need to hire additional personnel skilled in marketing and sales. We cannot be sure that we will be able to acquire, or establish third party relationships to provide, any or all of these marketing and sales capabilities. The establishment of a direct sales force or a contract sales force or a combination direct and contract sales force to market our products will be expensive and time-consuming and could delay any product launch. Further, we can give no assurances that we may be able to maintain a direct and/or contract sales force for any period of time or that our sales efforts will be sufficient to grow our revenues or that our sales efforts will ever lead to profits.

We operate in a highly competitive and rapidly changing industry.

Biopharmaceutical product development is highly competitive and subject to rapid and significant technological advancements. Our success is highly dependent upon our ability to in-license, acquire, develop and obtain regulatory approval for new and innovative products on a cost-effective basis and to market them successfully. In doing so, we face and will continue to face intense competition from a variety of businesses, including large, fully integrated, well-established pharmaceutical companies who already possess a large share of the market, specialty pharmaceutical and biopharmaceutical companies, academic institutions, government agencies and other private and public research institutions in the United States, the European Union and other jurisdictions.

Many of the companies against which we are competing or against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved drugs than we do. These third parties compete with us in recruiting and retaining  qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Mergers and acquisitions in the biopharmaceutical industry could result in even more resources being concentrated among a small number of our competitors.

Competition may further increase as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing, on an exclusive basis, products that are more effective or less costly than any product candidate that we may develop.

Established biopharmaceutical companies may invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make our product candidates less competitive. In addition, any new product that competes with an approved product must demonstrate compelling advantages in efficacy, convenience, tolerability and safety in order to overcome price competition and to be commercially successful. Accordingly, our competitors may succeed in obtaining patent protection, discovering, developing, receiving FDA approval for or commercializing drugs before we do, which would have an adverse impact on our business and results of operations.

The availability of our competitors’ products could limit the demand and the price we are able to charge for any product candidate we commercialize, if any. The inability to compete with existing or subsequently introduced drugs would harm our business, financial condition and results of operations.

Even if we obtain regulatory approvals to commercialize BXCL501, BXCL701 or our other product candidates, our product candidates may not be accepted by physicians or the medical community in general.

There can be no assurance that BXCL501, BXCL701 and our other product candidates or any other product candidate successfully developed by us, independently or with partners, will be accepted by physicians, hospitals and other health care facilities. BXCL501, BXCL701 and any future product candidates we develop will compete with a number of products manufactured and marketed by major pharmaceutical and biotech companies. The degree of market acceptance of any drugs we develop depends on a number of factors, including:

•                  our demonstration of the clinical efficacy and safety of BXCL501, BXCL701 and our other product candidates;

•                  timing of market approval and commercial launch of BXCL501, BXCL701 and our other product candidates;

•                  the clinical indication(s) for which BXCL501, BXCL701 and our other product candidates are approved;

•                  product label and package insert requirements;

•                  advantages and disadvantages of our product candidates compared to existing therapies;

•                  continued interest in and growth of the market for anti-cancer or anti-agitation drugs;

•                  strength of sales, marketing, and distribution support;

•                  product pricing in absolute terms and relative to alternative treatments;

•                  future changes in health care laws, regulations, and medical policies; and

•                  availability of reimbursement codes and coverage in select jurisdictions, and future changes to reimbursement policies of government and third-party payors.

Significant uncertainty exists as to the coverage and reimbursement status of any product candidate for which we obtain regulatory approval. In the United States and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of reimbursement from third-party payors. Third-party payors include government health administrative authorities, managed care providers, private health insurers and other organizations.

Healthcare reform measures could hinder or prevent our product candidates’ commercial success.

The U.S. government and other governments have shown significant interest in pursuing healthcare reform. Any government-adopted reform measures could adversely impact the pricing of healthcare products and services in the United States or internationally and the amount of reimbursement available from governmental agencies or other third-party payors. The continuing efforts of the U.S. and foreign governments, insurance companies, managed care organizations and other payors of health care services to contain or reduce health care costs may adversely affect our ability to set prices for our products which we believe are fair, and our ability to generate revenues and achieve and maintain profitability.

New laws, regulations and judicial decisions, or new interpretations of existing laws, regulations and decisions, that relate to healthcare availability, methods of delivery or payment for products and services, or sales, marketing or pricing, may limit our potential revenue, and we may need to revise our research and development programs. The pricing and reimbursement environment may change in the future and become more challenging due to several reasons, including policies advanced by the current executive administration in the United States, new healthcare legislation or fiscal challenges faced by government health administration authorities. Specifically, in both the United States and some foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the health care system in ways that could affect our ability to sell our products profitably.

For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or the PPACA has substantially changed the way healthcare is financed by both government health plans and private insurers, and significantly impacts the pharmaceutical industry. The PPACA contains a number of provisions that are expected to impact our business and operations in ways that may negatively affect our potential revenues in the future. For example, the PPACA imposes a non-deductible excise tax on pharmaceutical manufacturers or importers that sell branded prescription drugs to government programs which we believe will increase the cost of our products. In addition, as part of the PPACA’s provisions closing a funding gap that currently exists in the Medicare Part D prescription drug program, we will be required to provide a discount on branded prescription drugs equal to 50% of the government-negotiated price, for drugs provided to certain beneficiaries who fall within the donut hole. Similarly, PPACA increases the level of Medicaid rebates payable by manufacturers of brand-name drugs from 15.1% to 23.1% and requires collection of rebates for drugs paid by Medicaid managed care organizations. The PPACA also includes significant changes to the 340B drug discount program including expansion of the list of eligible covered entities that may purchase drugs under the program. At the same time, the expansion in eligibility for health insurance benefits created under PPACA is expected to increase the number of patients with insurance coverage who may receive our products. While it is too early to predict all the specific effects the PPACA or any future healthcare reform legislation will have on our business, they could have a material adverse effect on our business and financial condition.

Congress periodically adopts legislation like the PPACA and the Medicare Prescription Drug, Improvement and Modernization Act of 2003, that modifies Medicare reimbursement and coverage policies pertaining to prescription drugs. Implementation of these laws is subject to ongoing revision through regulatory and sub regulatory policies. Congress also may consider additional changes to Medicare policies, potentially including Medicare prescription drug policies, as part of ongoing budget negotiations. While the scope of any such legislation is uncertain at this time, there can be no assurances that future legislation or regulations will not decrease the coverage and price that we may receive for our proposed products. Other third-party payors are increasingly challenging the prices charged for medical products and services. It will be time consuming and expensive for us to go through the process of seeking coverage and reimbursement from Medicare and private payors. Our proposed products may not be considered cost-effective, and coverage and reimbursement may not be available or sufficient to allow us to sell our proposed products on a profitable basis. Further federal and state proposals and health care reforms are likely which could limit the prices that can be charged for the product candidates that we develop and may further limit our commercial opportunities. Our results of operations could be materially adversely affected by proposed healthcare reforms, by the Medicare prescription drug coverage legislation, by the possible effect of such current or future legislation on amounts that private insurers will pay and by other health care reforms that may be enacted or adopted in the future.

In September 2007, the Food and Drug Administration Amendments Act of 2007 was enacted, giving the FDA enhanced post-marketing authority, including the authority to require post-marketing studies and clinical trials, labeling changes based on new safety information, and compliance with risk evaluations and mitigation strategies approved by the FDA. The FDA’s exercise of this authority could result in delays or increased costs during product development, clinical trials and regulatory review, increased costs to assure compliance with post-approval regulatory requirements, and potential restrictions on the sale and/or distribution of approved products.

Risks Related to Our Relationship with BioXcel

BioXcel controls the direction of our business, and the concentrated ownership of our common stock will prevent you and other stockholders from influencing significant decisions.

As of June 30, 2018, BioXcel owns approximately 60.6% of the economic interest and voting power of our outstanding common stock, or approximately 57.6% of the economic interest and voting power of our outstanding common stock if the underwriters exercise their option to purchase additional shares in full. As long as BioXcel beneficially controls a majority of the voting power of our outstanding common stock, it will generally be able to determine the outcome of all corporate actions requiring stockholder approval, including the election and removal of directors. Even if BioXcel were to control less than a majority of the voting power of our outstanding common stock, it may influence the outcome of such corporate actions so long as it owns a significant portion of our common stock. If BioXcel continues to hold its shares of our common stock, it could remain our controlling stockholder for an extended period of time or indefinitely.

Approval of commercial terms between us and BioXcel does not preclude the possibility of stockholder litigation, including but not limited to derivative litigation nominally against BioXcel and against its directors and officers and also against us and our directors and officers.

The commercial terms of the Services Agreement, the grid note, dated June 30, 2017, or Grid Note, and the Contribution Agreement that we have entered into with BioXcel have been not been negotiated on behalf of BioXcel by persons consisting solely of disinterested BioXcel directors. Notwithstanding the foregoing, we have no basis for believing that the terms of these agreements will not be in the best interests of both BioXcel and its stockholders and also us and our stockholders. Nonetheless, no assurance can be given that any stockholder of BioXcel will not claim in a lawsuit that such terms in fact are not in the best interests of BioXcel and its stockholders, that the directors and officers of BioXcel breached their fiduciary duties in connection with such agreements and that any disclosures by BioXcel to its stockholders regarding these agreements and the relationship between BioXcel and us did not satisfy applicable requirements. In any such instance, we and our directors and officers may also be named as defendants and we would have to defend ourselves and our directors and officers. While we will seek indemnification from BioXcel under the terms of these agreements against any damages or other costs, which could be substantial, no such indemnification has yet been agreed to or may be agreed to and be in effect. Further, any such litigation would be time-consuming and would divert focus and resources from the development of our product candidates and our business, including but not limited to possibly delaying our clinical trials due to our management having to spend time and attention on such litigation.

We continue to depend on BioXcel to provide us with certain services for our business.

Certain administrative services required by us for the operation of our business have historically been provided by BioXcel, including services related to insurance and risk management, accounting and human resources. Under the Services Agreement, BioXcel has provided us with various services and will continue to do so until we are able to build our own capabilities in the transition areas. We believe it has been efficient for BioXcel to provide these services for us to facilitate the efficient operation of our business as we transition to becoming an independent, public company. At our election, or if BioXcel does not or is unable to perform its obligations under the Services Agreement, we will be required to provide these services ourselves or to obtain substitute arrangements with other third parties. Currently, many of these administrative services have transitioned to our control. However we may be unable to continue to provide these services because of financial or other constraints or we may be unable to implement substitute arrangements on a timely basis on terms that are favorable to us, or at all.

We exercise no control over the activities of BioXcel other than the contractual rights we have pursuant to our Services Agreement and Contribution Agreement. Because of our historical relationship with our Parent, our reputation is also tied to BioXcel. We may be subject to reputational harm, or our relationships with existing and potential clients, third-party research organizations, consultants and other business partners could be harmed if BioXcel or any of its affiliates, previously, or in the future, among other things, engages in poor business practices, restructures or files for bankruptcy, becomes subject to litigation or otherwise damages its reputation or business prospects. Any of these events might in turn adversely affect our reputation, revenues and/or business prospects, and may also adversely affect our access to EvolverAI and BioXcel’s collaborative services.

We also rely, in part, on BioXcel and access to EvolverAI, a research and development engine created and owned by BioXcel, to identify, research and develop potential product candidates in neuroscience and immuno-oncology. We have the option to enter into a collaborative services agreement with BioXcel, pursuant to which BioXcel shall perform product identification and related services for us utilizing EvolverAI. We have agreed that such agreement will be negotiated in good faith and that such agreement will incorporate reasonable market based terms, including royalty payments on net sales and reasonable development and commercialization milestone payments. In addition, BioXcel has granted us a first right to negotiate exclusive rights to any additional product candidates in the fields of neuroscience and immuno-oncology that BioXcel may identify on its own and not in connection with BioXcel’s provision of services to us under the Services Agreement. This option for first negotiation shall be valid for a period of five years from the date of our initial public offering. If our rights and access to BioXcel’s collaborative services and to EvolverAI were to become limited, terminated, or if we were otherwise precluded from conducting research and development using EvolverAI, or if BioXcel is unable to fulfill its obligations under the agreements, such development could materially adversely affect our future operating results, financial condition and prospects. Furthermore, certain individuals conducting services on our behalf are not our employees, and except for remedies available to us under our agreements with BioXcel, we cannot control whether or not they devote sufficient time, skill and resources to our ongoing development programs. We also cannot ensure that BioXcel retains sufficient resources of personnel or otherwise to conduct its operations. BioXcel may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting research and development activities, which could impede their ability to devote appropriate time to our research and development programs. In addition, if we fail to comply with our diligence, payment or other obligations under the agreements, any such collaboration may terminate or we may not be able to successfully negotiate agreements for future product candidates or collaborations with BioXcel.

The ownership by our executive officers and our directors of shares of BioXcel common stock and rights to purchase BioXcel common stock may create, or may create the appearance of, conflicts of interest.

The ownership by our executive officers and our directors of shares of BioXcel common stock, options to purchase shares of BioXcel common stock, or other equity awards of BioXcel may create, or may create the appearance of, conflicts of interest. Our Chief Executive Officer and Vice President—Finance continue to serve in the same respective roles at BioXcel. Two of our four directors currently serve on both our board of directors and the board of directors of BioXcel. Because of the current positions of our executive officers and our directors with BioXcel, they own shares of BioXcel common stock, options to purchase shares of BioXcel common stock or other equity awards of BioXcel. Our Chief Executive Officer, Vimal Mehta, Ph.D. and one of our directors, Krishnan Nandabalan, Ph.D., each own approximately 42% and 42%, respectively, of outstanding BioXcel voting stock. Ownership by our executive officers and directors of common stock or options to purchase common stock of BioXcel, or any other equity awards, creates, or, may create the appearance of, conflicts of interest when these individuals are faced with decisions that could have different implications for BioXcel than the decisions have for us, including decisions that relate to our Services Agreement, Contribution Agreement, as well as potential agreements relating to future product candidates and AI-related services or collaborations. In connection with the Separation, our chief executive officer has agreed to recuse himself with respect to voting on any matter coming before either BioXcel’s or our board of directors related to our relationship with BioXcel, although he will still be permitted to participate in discussions and negotiations. Any perceived conflicts of interest resulting from investors questioning the independence of our management or the integrity of corporate governance procedures may materially affect our stock price.

Any disputes that arise between us and BioXcel with respect to our past and ongoing relationships could harm our business operations.

Disputes may arise between BioXcel and us in a number of areas relating to our past and ongoing relationships, including:

•                  intellectual property, technology and business matters, including failure to make required technology transfers and failure to comply with non-compete provisions applicable to BioXcel and us;

•                  labor, tax, employee benefit, indemnification and other matters arising from the Separation;

•                  distribution and supply obligations;

•                  employee retention and recruiting;

•                  business combinations involving us;

•                  sales or distributions by BioXcel of all or any portion of its ownership interest in us;

•                  the nature, quality and pricing of services BioXcel has agreed to provide us; and

•                  business opportunities that may be attractive to both BioXcel and us.

We entered into the Services Agreement with BioXcel related to the separation of our business operations from those of BioXcel that contains certain limitations on BioXcel’s ability to control various aspects of our business and operations, notwithstanding BioXcel’s substantial ownership position. This agreement may be amended upon agreement between us and BioXcel.

We and our stockholders may not achieve some or all of the expected benefits of the Separation.

Drug development is an expensive and time-consuming process, but we believe the knowledge we have gained while operating as a subsidiary of BioXcel has helped expedite this process. However, in order to realize the value proposition of BTI as a drug development company, we intend to target early stage healthcare and pharmaceutical focused investors, who are interested in investing in drug development companies and who appreciate the risks, rewards and typically longer investment timelines associated with such investments. In order to successfully attract this type of new investment, we believe it is critical that we separate from BioXcel, because we believe that doing so will provide us with some or all of the following benefits:

•                  improving strategic and operational flexibility, increasing management focus and streamlining decision-making by providing the flexibility to implement our strategic plan and to respond more effectively to different customer needs and the changing economic environment;

•                  allowing us to adopt the capital structure, investment policy and dividend policy best suited to our financial profile and business needs, without competing for capital with BioXcel’s other businesses;

•                  creating an independent equity structure that will facilitate our ability to affect future acquisitions utilizing our common stock; and

•                  facilitating incentive compensation arrangements for employees more directly tied to the performance of our business, and enhancing employee hiring and retention by, among other things, improving the alignment of management and employee incentives with performance and growth objectives of our business.

If we are not successful implementing the Separation, we may not be able to achieve the full strategic and financial benefits we expect to receive, or the benefits may be delayed or not occur at all. Even if we are able to achieve stand-alone, independent status as a drug development company, there can be no assurance that investors and analysts will place a greater value on us as a stand-alone drug development company than as a wholly- or substantially-owned subsidiary of BioXcel.

We are a “controlled company” within the meaning of the Nasdaq rules and, as a result, may qualify for, and may rely on, exemptions from certain corporate governance requirements that provide protection to stockholders of other companies.

BioXcel controls a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the corporate governance standards of the Nasdaq rules. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements.

As a controlled company, we rely on certain exemptions from the Nasdaq standards that may enable us not to comply with certain Nasdaq corporate governance requirements if BioXcel continues to control a majority of the voting power of our outstanding common stock. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of The Nasdaq Capital Market.

The assets and resources that we acquire from BioXcel in the Separation may not be sufficient for us to operate as a stand-alone company, and we may experience difficulty in separating our assets and resources from BioXcel.

Because we have not operated as a stand-alone company in the past, we may have difficulty doing so. We may need to acquire assets and resources in addition to those provided by BioXcel to us, and in connection with the Separation, may also face difficulty in separating our resources from BioXcel’s and integrating newly acquired assets into our business. For example, we may need to hire additional personnel to assist with administrative and technical functions, and acquire other office and laboratory equipment for use in the ordinary course operations of our business. If we have difficulty operating as a stand-alone company, fail to acquire assets that we need to run our operations, or incur unexpected costs in separating our business from BioXcel’s business or in integrating newly acquired assets into our business, our financial condition and results of operations will be adversely affected.

You may have difficulty evaluating our business because we have no history as a separate company and our historical financial information may not be representative of our results as a separate company.

Our historical financial informations does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as a separate company during the periods presented or those that we will achieve in the future. Prior to the contribution of our assets from BioXcel, our research and development activities were conducted by BioXcel as part of its broader operations, rather than as an independent division or subsidiary. BioXcel also performed various corporate functions relating to our business. Our historical financial information reflects allocations of corporate expenses from BioXcel for these and similar functions. We believe that these allocations are comparable to the expenses we would have incurred had we operated as a separate company, although we may incur higher expenses as a separate company.

BioXcel may experience challenges with the acquisition, development, enhancement or deployment of technology necessary for EvolverAI.

BioXcel operates in businesses that require sophisticated computer systems and software for data collection, data processing, cloud-based platforms, analytics, statistical projections and forecasting, mobile computing, social media analytics and other applications and technologies. BioXcel seeks to address its technology risks by increasing its reliance on the use of innovations by cross-industry technology leaders and adapt these for their pharmaceutical, specialty-pharma, biotech, biopharmaceutical, diagnostic, medical device and contract research and manufacturing clients. Some of the technologies supporting the industries they serve are changing rapidly and we must continue to adapt to these changes in a timely and effective manner at an acceptable cost. They also must continue to deliver data to its clients in forms that are easy to use while simultaneously providing clear answers to complex questions. There can be no guarantee that we or BioXcel will be able to develop, acquire or integrate new technologies, that these new technologies will meet our and BioXcel’s needs or achieve our expected goals, or that we will be able to do so as quickly or cost-effectively as our competitors. Significant technological change could render EvolverAI obsolete. BioXcel’s continued success will depend on its ability to adapt to changing technologies, manage and process ever-increasing amounts of data and information and improve the performance, features and reliability of its services in response to changing client and industry demands. BioXcel may experience difficulties that could delay or prevent the successful design, development, testing, and introduction of advanced versions of EvolverAI, limiting our ability to identify new product candidates. New services, or enhancements to existing EvolverAI services, may not adequately meet our requirements. Any of these failures could have a material adverse effect on our operating results and financial condition.

Risks Related to Our Reliance on Third Parties

We are substantially dependent on third parties for the manufacture of our clinical supplies of our product candidates, and we intend to rely on third parties to produce commercial supplies of any approved product candidate. Therefore, our development of our products could be stopped or delayed, and our commercialization of any future product could be stopped or delayed or made less profitable if third party manufacturers fail to obtain approval of the FDA or comparable regulatory authorities or fail to provide us with drug product in sufficient quantities or at acceptable prices.

The manufacture of biotechnology and pharmaceutical products is complex and requires significant expertise, capital investment, process controls and know-how. Common difficulties in biotechnology and pharmaceutical manufacturing may include: sourcing and producing raw materials, transferring technology from chemistry and development activities to production activities, validating initial production designs, scaling manufacturing techniques, improving costs and yields, establishing and maintaining quality controls and stability requirements, eliminating contaminations and operator errors, and maintaining compliance with regulatory requirements. We do not currently have nor do we plan to acquire the infrastructure or capability internally in accordance with cGMP prescribed by the FDA or to produce an adequate supply of compounds to meet future requirements for clinical trials and commercialization of our products. Drug manufacturing facilities are subject to inspection before the FDA will issue an approval to market a new drug product, and all of the manufacturers that we intend to use must adhere to the cGMP regulations prescribed by the FDA.

We expect therefore to rely on third-party manufacturers for clinical supplies of our product candidates that we may develop. These third-party manufacturers will be required to comply with current good manufacturing practices, or GMPs, and other applicable laws and regulations. We will have no control over the ability of these third parties to comply with these requirements, or to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or any other applicable regulatory authorities do not approve the facilities of these third parties for the manufacture of our other product candidates or any products that we may successfully develop, or if it withdraws any such approval, or if our suppliers or contract manufacturers decide they no longer want to supply or manufacture for us, we may need to find alternative manufacturing facilities, in which case we might not be able to identify manufacturers for clinical or commercial supply on acceptable terms, or at all. Any of these factors would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates and adversely affect our business.

We and/or our third-party manufacturers may be adversely affected by developments outside of our control, and these developments may delay or prevent further manufacturing of our products. Adverse developments may include labor disputes, resource constraints, shipment delays, inventory shortages, lot failures, unexpected sources of contamination, lawsuits related to our manufacturing techniques, equipment used during manufacturing, or composition of matter, unstable political environments, acts of terrorism, war, natural disasters, and other natural and man-made disasters. If BioXcel, we or our third-party manufacturers were to encounter any of the above difficulties, or otherwise fail to comply with contractual obligations, our ability to provide any product for clinical trial or commercial purposes would be jeopardized. This may increase the costs associated with completing our clinical trials and commercial production. Further, production disruptions may cause us to terminate ongoing clinical trials and/or commence new clinical trials at additional expense. We may also have to take inventory write-offs and incur other charges and expenses for products that fail to meet specifications or pass safety inspections. If production difficulties cannot be solved with acceptable costs, expenses, and timeframes, we may be forced to abandon our clinical development and commercialization plans, which could have a material adverse effect on our business, prospects, financial condition, and the value of our securities.

We, or third-party manufacturers on whom we rely, may be unable to successfully scale-up manufacturing of our product candidates in sufficient quality and quantity, which would delay or prevent us from developing our product candidates and commercializing approved products, if any.

In order to conduct clinical trials of our product candidates and commercialize any approved product candidates, we, or our manufacturers, will need to manufacture them in large quantities. We, or our manufacturers, may be unable to successfully increase the manufacturing capacity for any of our product candidates in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities. If we, or any of our manufacturers, are unable to successfully scale up the manufacture of our product candidates in sufficient quality and quantity, the development, testing, and clinical trials of that product candidate may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business. If we are unable to obtain or maintain third-party manufacturing for commercial supply of our product candidates, or to do so on commercially reasonable terms, we may not be able to develop and commercialize our product candidates successfully.

Our failure to find third party collaborators to assist or share in the costs of product development could materially harm our business, financial condition and results of operations.

Our strategy for the development and commercialization of our proprietary product candidates may include the formation of collaborative arrangements with third parties. We are party to a collaboration research agreement with Nektar Therapeutics, Inc., or Nektar, relating to Nektar’s NKTR-214 compound and BXCL 701. Existing and future collaborators have significant discretion in determining the efforts and resources they apply and may not perform their obligations as expected. Potential third party collaborators include biopharmaceutical, pharmaceutical and biotechnology companies, academic institutions and other entities. Third-party collaborators may assist us in:

•                  funding research, preclinical development, clinical trials and manufacturing;

•                  seeking and obtaining regulatory approvals; and

•                  successfully commercializing any future product candidates.

If we are not able to establish further collaboration agreements, we may be required to undertake product development and commercialization at our own expense. Such an undertaking may limit the number of product candidates that we will be able to develop, significantly increase our capital requirements and place additional strain on our internal resources. Our failure to enter into additional collaborations could materially harm our business, financial condition and results of operations.

In addition, our dependence on licensing, collaboration and other agreements with third parties may subject us to a number of risks. These agreements may not be on terms that prove favorable to us and may require us to relinquish certain rights in our product candidates. To the extent we agree to work exclusively with one collaborator in a given area, our opportunities to collaborate with other entities could be curtailed. Lengthy negotiations with potential new collaborators may lead to delays in the research, development or commercialization of product candidates. The decision by our collaborators to pursue alternative technologies or the failure of our collaborators to develop or commercialize successfully any product candidate to which they have obtained rights from us could materially harm our business, financial condition and results of operations.

We rely on third parties to conduct our preclinical and clinical trials. If these third parties do not successfully perform their contractual legal and regulatory duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

We have relied upon and plan to continue to rely upon third-party medical institutions, clinical investigators, contract laboratories and other third party CROs to monitor and manage data for our ongoing preclinical and clinical programs. We rely on these parties for execution of our preclinical and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with cGCPs, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area, or EEA, and comparable foreign regulatory authorities for all of our products in clinical development.

Regulatory authorities enforce these cGCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, the EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with cGCP regulations. In addition, our clinical trials must be conducted with product produced under current good manufacturing practices, or cGMP, regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

If any of our relationships with these third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs or to do so on commercially reasonable terms. In addition, our CROs are not our employees, and except for remedies available to us under our agreements with such CROs, we cannot control whether or not they devote sufficient time and resources to our on-going clinical, nonclinical and preclinical programs. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed.

Many of the third parties with whom we contract may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities that could harm our competitive position. If the third parties conducting our GLP preclinical studies or our clinical trials do not perform their contractual duties or obligations, experience work stoppages, do not meet expected deadlines, terminate their agreements with us or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical trial protocols or to GCPs, or for any other reason, we may need to enter into new arrangements with alternative third parties. Switching or adding additional CROs involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Though we carefully manage our relationships with our CROs, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.

Risks Related to Our Business and Industry

We will need to increase the size of our organization and the scope of our outside vendor relationships, and we may experience difficulties in managing growth.

As of June 30, 2018, we employed a total of eleven full-time employees. In addition, we have access to certain of BioXcel’s employees and resources through the various agreements we have entered into with BioXcel. Our current internal departments include finance, research and development and administration. We intend to expand our management team to include an operation ramp up of additional technical staff required to achieve our business objectives. We will need to expand our managerial, operational, technical and scientific, financial and other resources in order to manage our operations and clinical trials, establish independent manufacturing, continue our research and development activities, and commercialize our product candidate. Our management and scientific personnel, systems and facilities currently in place may not be adequate to support our future growth.

Our need to effectively manage our operations, growth and various projects requires that we:

•                  manage our clinical trials effectively, including our planned clinical trials of BXCL501, BXCL701 and our other product candidates;

•                  manage our internal development efforts effectively while carrying out our contractual obligations to licensors, contractors and other third parties;

•                  continue to improve our operational, financial and management controls and reporting systems and procedures; and

•                  attract and retain sufficient numbers of talented employees.

We may utilize the services of third party vendors to perform tasks including pre-clinical and clinical trial management, statistics and analysis, regulatory affairs, medical advisory, market research, formulation development, chemistry, manufacturing and control activities, other drug development functions, legal, auditing, financial advisory, and investor relations. Our growth strategy may also entail expanding our group of contractors or consultants to implement these and other tasks going forward. Because we rely on numerous consultants, to outsource many key functions of our business, we will need to be able to effectively manage these consultants to ensure that they successfully carry out their contractual obligations and meet expected deadlines. However, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for our product candidate or otherwise advance our business. There can be no assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all. If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may be unable to successfully implement the tasks necessary to further develop and commercialize our product candidate and, accordingly, may not achieve our research, development and commercialization goals.

We depend on our senior management team, and the loss of one or more of our executive officers or key employees or an inability to attract and retain highly skilled employees could adversely affect our business.

Our success depends largely upon the continued services of our key executive officers, Vimal Mehta, our Chief Executive Officer, President, Secretary and Director and Frank Yocca, our Chief Scientific Officer. We do not maintain “key person” insurance for any of these executive officers or any of our other key employees. We also rely on our leadership team in the areas of research and development, marketing, services and general and administrative functions. From time to time, there may be changes in our executive management and leadership teams resulting from the hiring or departure of executives or other key employees, which could disrupt our business. The replacement of one or more of our executive officers or other key employees would likely involve significant time and costs and may significantly delay or prevent the achievement of our business objectives.

To continue to execute our growth strategy, we also must attract and retain highly skilled personnel. We might not be successful in maintaining our unique culture and continuing to attract and retain qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled personnel with appropriate qualifications. The pool of qualified personnel with SaaS, or experience working with the pharma market is limited overall. In addition, many of the companies with which we compete for experienced personnel have greater resources than we have.

In addition, in making employment decisions, particularly in the internet, biotechnology and high-technology industries, job candidates often consider the value of the stock options or other equity instruments they are to receive in connection with their employment. Volatility in the price of our stock might, therefore, adversely affect our ability to attract or retain highly skilled personnel. Furthermore, the requirement to expense stock options and other equity instruments might discourage us from granting the size or type of stock option or equity awards that job candidates require to join our company. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

Our employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading.

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with any regulations applicable to us, to provide accurate information to regulatory authorities, to comply with manufacturing standards we have established, to comply with federal and state healthcare fraud and abuse laws and regulations, or to report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a Code of Business Conduct, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risk.

Business interruptions could adversely affect future operations, revenues, and financial conditions, and may increase our costs and expenses.

Our operations, and those of our directors, advisors, contractors, consultants, CROs, and collaborators, could be adversely affected by earthquakes, floods, hurricanes, typhoons, extreme weather conditions, fires, water shortages, power failures, business systems failures, medical epidemics and other natural and man-made disaster or business interruptions. Our phones, electronic devices and computer systems and those of our directors, advisors, contractors, consultants, CROs, and collaborators are vulnerable to damages, theft and accidental loss, negligence, unauthorized access, terrorism, war, electronic and telecommunications failures, and other natural and man-made disasters. Operating as a virtual company, our employees conduct business outside of our headquarters and leased or owned facilities. These locations may be subject to additional security and other risk factors due to the limited control of our employees. If such an event as described above were to occur in the future, it may cause interruptions in our operations, delay research and development programs, clinical trials, regulatory activities, manufacturing and quality assurance activities, sales and marketing activities, hiring, training of employees and persons within associated third parties, and other business activities. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

Likewise, we will rely on third parties to manufacture BXCL501 and BXCL701 and conduct clinical trials, and similar events as those described in the prior paragraph relating to their business systems, equipment and facilities could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidate could be delayed or altogether terminated.

Our failure to successfully acquire, develop and market additional product candidates or approved drug products could impair our ability to grow.

As part of our growth strategy, we may evaluate, acquire, license, develop and/or market additional product candidates and technologies. These investments will not constitute a significant portion of our business. However, our internal research capabilities are limited, we may be dependent upon pharmaceutical and biotechnology companies, academic scientists and other researchers to sell or license products or technology to us. The success of this strategy depends partly upon our ability to identify, select and acquire promising pharmaceutical product candidates and products. The process of proposing, negotiating and implementing a license or acquisition of a product candidate or approved product is lengthy and complex. Other companies, including some with substantially greater financial, marketing and sales resources, may compete with us for the license or acquisition of product candidates and approved products. We have limited resources to identify and execute the acquisition or in-licensing of third party products, businesses and technologies and integrate them into our current infrastructure. Moreover, we may devote resources to potential acquisitions or in-licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts. We may not be able to acquire the rights to additional product candidates on terms that we find acceptable, or at all.

In addition, future acquisitions may entail numerous operational and financial risks, including:

•                  exposure to unknown liabilities;

•                  disruption of our business and diversion of our management’s and technical personnel’s time and attention to develop acquired products or technologies;

•                  incurrence of substantial debt or dilutive issuances of securities to pay for acquisitions;

•                  higher than expected acquisition and integration costs;

•                  increased amortization expenses;

•                  difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel;

•                  impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership; and

•                  inability to retain key employees of any acquired businesses.

Any product candidate that we acquire may require additional development efforts prior to commercial sale, including extensive clinical testing and approval by the FDA and applicable foreign regulatory authorities. All product candidates are prone to risks of failure typical of pharmaceutical product development, including the possibility that a product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, we cannot provide assurance that any products that we develop or approved products that we acquire will be manufactured profitably or achieve market acceptance.

Risks Related to Our Intellectual Property

It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection. If our patent position does not adequately protect our product candidates, others could compete against us more directly, which would harm our business, possibly materially.

Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection of our current and future product candidates, the processes used to manufacture them and the methods for using them, as well as successfully defending these patents against third-party challenges. We are the owner of record of patent applications pending in the United States and in certain foreign jurisdictions. We own Patent Cooperation Treaty, or PCT, patent applications relating to our platform technologies covering methods of use and applications of the platform technologies. To date, no patents have been issued to us specifically covering our product candidates, and we cannot be certain that any patents will issue with claims that cover our product candidates. Our ability to stop third parties from making, using, selling, offering to sell or importing our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities.

The patent positions of biotechnology and pharmaceutical companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in pharmaceutical patents has emerged to date in the United States or in foreign jurisdictions outside of the United States. Changes in either the patent laws or interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be enforced in the patents that may be issued from the applications we currently or may in the future own or license from third parties. Further, if any patents we obtain or license are deemed invalid and unenforceable, our ability to commercialize or license our technology could be adversely affected.

Others have filed, and in the future are likely to file, patent applications covering products and technologies that are similar, identical or competitive to ours or important to our business. We cannot be certain that any patent application owned by a third party will not have priority over patent applications filed or in-licensed by us, or that we or our licensors will not be involved in interference, opposition, reexamination, review, reissue, post grant review or invalidity proceedings before U.S. or non-U.S. patent offices.

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

•                  others may be able to make compounds that are similar to our product candidates, but that are not covered by the claims of our patents;

•                  we might not have been the first to make the inventions covered by our pending patent applications;

•                  we might not have been the first to file patent applications for these inventions;

•                  our pending patent applications may not result in issued patents;

•                  the claims of our issued patents or patent applications when issued may not cover our products or product candidates;

•                  any patents that we obtain may not provide us with any competitive advantages;

•                  any granted patents may be held invalid or unenforceable as a result of legal challenges by third parties; and

•                  the patents of others may have an adverse effect on our business.

If we fail to comply with our obligations in the agreements under which we may license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose rights that are important to our business.

We may be required to enter into intellectual property license agreements that are important to our business. These license agreements may impose various diligence, milestone payment, royalty and other obligations on us. For example, we may enter into exclusive license agreements with various universities and research institutions, we may be required to use commercially reasonable efforts to engage in various development and commercialization activities with respect to licensed products, and may need to satisfy specified milestone and royalty payment obligations. If we fail to comply with any obligations under our agreements with any of these licensors, we may be subject to termination of the license agreement in whole or in part; increased financial obligations to our licensors or loss of exclusivity in a particular field or territory, in which case our ability to develop or commercialize products covered by the license agreement will be impaired.

In addition, disputes may arise regarding intellectual property subject to a license agreement, including:

•                  the scope of rights granted under the license agreement and other interpretation-related issues;

•                  the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;

•                  our diligence obligations under the license agreement and what activities satisfy those obligations;

•                  if a third-party expresses interest in an area under a license that we are not pursuing, under the terms of certain of our license agreements, we may be required to sublicense rights in that area to a third party, and that sublicense could harm our business; and

•                  the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us.

If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates.

We may need to obtain licenses from third parties to advance our research or allow commercialization of our product candidates. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize one or more of our product candidates, which could harm our business significantly.

We may incur substantial costs as a result of litigation or other proceedings relating to patents and other intellectual property rights.

If we choose to commence a proceeding or litigation to prevent another party from infringing our patents, that party will have the right to ask the examiner or court to rule that our patents are invalid or should not be enforced against them. There is a risk that the examiner or court will decide that our patents are not valid and that we do not have the right to stop the other party from using the related inventions. There is also the risk that, even if the validity of our patents is upheld, the examiner or court will refuse to stop the other party on the ground that such other party’s activities do not infringe our rights to such patents. In addition, the U.S. Supreme Court has recently modified some tests used by the U.S. Patent and Trademark Office, or USPTO, in granting patents over the past 20 years, which may decrease the likelihood that we will be able to obtain patents and increase the likelihood of challenge to any patents we obtain or license. Any proceedings or litigation to enforce our intellectual property rights or defend ourselves against claims of infringement of third-party intellectual property rights could be costly and divert the attention of managerial and scientific personnel, regardless of whether such litigation is ultimately resolved in our favor. We may not have sufficient resources to bring these actions to a successful conclusion. Moreover, if we are unable to successfully defend against claims that we have infringed the intellectual property rights of others, we may be prevented from using certain intellectual property and may be liable for damages, which in turn could materially adversely affect our business, financial condition or results of operations.

We may infringe the intellectual property rights of others, which may prevent or delay our product development efforts and stop us from commercializing or increase the costs of commercializing our product candidates.

Our success will depend in part on our ability to operate without infringing the proprietary rights of third parties. We cannot guarantee that our products, or manufacture or use of our product candidates, will not infringe third-party patents. Furthermore, a third party may claim that we are using inventions covered by the third party’s patent rights and may go to court to stop us from engaging in our normal operations and activities, including making or selling our product candidates. These lawsuits are costly and could affect our results of operations and divert the attention of managerial and scientific personnel. Some of these third parties may be better capitalized and have more resources than us. There is a risk that a court would decide that we are infringing the third party’s patents and would order us to stop the activities covered by the patents. In that event, we may not have a viable way around the patent and may need to halt commercialization of the relevant product candidate. In addition, there is a risk that a court will order us to pay the other party damages for having violated the other party’s patents. In addition, we may be obligated to indemnify our licensors and collaborators against certain intellectual property infringement claims brought by third parties, which could require us to expend additional resources. The pharmaceutical and biotechnology industries have produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform.

If we are sued for patent infringement, we would need to demonstrate that our products or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid, and we may not be able to do this. Proving invalidity is difficult. For example, in the United States, proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Even if we are successful in these proceedings, we may incur substantial costs and divert management’s time and attention in pursuing these proceedings, which could have a material adverse effect on us. If we are unable to avoid infringing the patent rights of others, we may be required to seek a license, which may not be available, defend an infringement action or challenge the validity of the patents in court. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we do not obtain a license, develop or obtain non-infringing technology, fail to defend an infringement action successfully or have infringed patents declared invalid, we may incur substantial monetary damages, encounter significant delays in bringing our product candidates to market and be precluded from manufacturing or selling our product candidates.

We cannot be certain that others have not filed patent applications for technology covered by our pending applications, or that we were the first to invent the technology, because:

•                  some patent applications in the United States may be maintained in secrecy until the patents are issued;

•                  patent applications in the United States are typically not published until 18 months after the priority date; and

•                  publications in the scientific literature often lag behind actual discoveries.

Our competitors may have filed, and may in the future file, patent applications covering technology similar to ours. Any such patent application may have priority over our patent applications, which could further require us to obtain rights to issued patents covering such technologies. If another party has filed US patent applications on inventions similar to ours that claims priority to any applications filed prior to the priority dates of our applications, we may have to participate in an interference proceeding declared by the USPTO to determine priority of invention in the United States. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful if, unbeknownst to us, the other party had independently arrived at the same or similar inventions prior to our own inventions, resulting in a loss of our U.S. patent position with respect to such inventions. Other countries have similar laws that permit secrecy of patent applications, and may be entitled to priority over our applications in such jurisdictions.

Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations.

If we are not able to adequately prevent disclosure of trade secrets and other proprietary information, the value of our technology and products could be significantly diminished.

We also rely on trade secrets to protect our proprietary technologies, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. We rely in part on confidentiality agreements with our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to protect our trade secrets and other proprietary information. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. Furthermore, any license agreements we enter into in the future may require us to notify, and in some cases license back to the licensor, certain additional proprietary information or intellectual property that we developed using the rights licensed to us under these agreements. Any such licenses back to the licensor could allow our licensors to use that proprietary information or intellectual property in a manner that could harm our business. In addition, others may independently discover our trade secrets and proprietary information. For example, the FDA, as part of its transparency initiative, is currently considering whether to make additional information publicly available on a routine basis, including information that we may consider to be trade secrets or other proprietary information, and it is not clear at the present time how the FDA’s disclosure policies may change in the future, if at all. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed alleged trade secrets.

As is common in the biotechnology and pharmaceutical industries, we employ individuals who were previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants and independent contractors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we could lose valuable intellectual property rights or personnel, which could adversely impact our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

Our intellectual property may not be sufficient to protect our products from competition, which may negatively affect our business as well as limit our partnership or acquisition appeal.

We may be subject to competition despite the existence of intellectual property we license or own. We can give no assurances that our intellectual property claims will be sufficient to prevent third parties from designing around patents we own or license and developing and commercializing competitive products. The existence of competitive products that avoid our intellectual property could materially adversely affect our operating results and financial condition. Furthermore, limitations, or perceived limitations, in our intellectual property may limit the interest of third parties to partner, collaborate or otherwise transact with us, if third parties perceive a higher than acceptable risk to commercialization of our products or future products.

Our drug re-innovation approach involves the filing of patent applications covering new methods of use and/or new formulations of previously known, studied and/or marketed drugs. Although the protection afforded by our patent applications may be significant with respect to BXCL501 and BXCL701, when looking at our patents’ ability to block competition, the protection offered by our patents may be, to some extent, more limited than the protection provided by patents claiming the composition of matter of entirely new chemical structures previously unknown. If a competitor were able to successfully design around any method of use and formulation patents we may have in the future, our business and competitive advantage could be significantly affected.

We may elect to sue a third party, or otherwise make a claim, alleging infringement or other violation of patents, trademarks, trade dress, copyrights, trade secrets, domain names or other intellectual property rights that we either own or license from BioXcel. If we do not prevail in enforcing our intellectual property rights in this type of litigation, we may be subject to:

•                  paying monetary damages related to the legal expenses of the third party;

•                  facing additional competition that may have a significant adverse effect on our product pricing, market share, business operations, financial condition, and the commercial viability of our products; and

•                  restructuring our company or delaying or terminating select business opportunities, including, but not limited to, research and development, clinical trial, and commercialization activities, due to a potential deterioration of our financial condition or market competitiveness.

A third party may also challenge the validity, enforceability or scope of the intellectual property rights that we license or own; and, the result of these challenges may narrow the scope or claims of or invalidate patents that are integral to our product candidates in the future. There can be no assurance that we will be able to successfully defend patents we own in an action against third parties due to the unpredictability of litigation and the high costs associated with intellectual property litigation, amongst other factors.

Intellectual property rights and enforcement may be less extensive in jurisdictions outside of the United States; thus, we may not be able to protect our intellectual property and third parties may be able to market competitive products that may use some or all of our intellectual property.

Changes to patent law, including the Leahy-Smith America Invests Act, AIA or Leahy-Smith Act, of 2011 and the Patent Reform Act of 2009 and other future article of legislation, may substantially change the regulations and procedures surrounding patent applications, issuance of patents, and prosecution of patents. We can give no assurances that our patents and those of our licensor, BioXcel, can be defended or will protect us against future intellectual property challenges, particularly as they pertain to changes in patent law and future patent law interpretations.

In addition, enforcing and maintaining our intellectual property protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by the U.S. Patent and Trademark Office, courts and foreign government patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Risks Related to Owning our Common Stock

The price of our common stock may fluctuate substantially.

You should consider an investment in our common stock to be risky, and you should invest in our common stock only if you can withstand a significant loss and wide fluctuations in the market value of your investment. Some factors that may cause the market price of our common stock to fluctuate, in addition to the other risks mentioned in this “Risk Factors” section, are:

•                  sale of our common stock by our stockholders, executives, and directors;

•                  volatility and limitations in trading volumes of our shares of common stock;

•                  our ability to obtain financings to conduct and complete research and development activities including, but not limited to, our clinical trials, and other business activities;

•                  possible delays in the expected recognition of revenue due to lengthy and sometimes unpredictable sales timelines;

•                  the timing and success of introductions of new applications and services by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers or strategic partners;

•                  network outages or security breaches;

•                  our ability to attract new customers;

•                  customer renewal rates and the timing and terms of customer renewals;

•                  our ability to secure resources and the necessary personnel to conduct clinical trials on our desired schedule;

•                  commencement, enrollment or results of our clinical trials for our product candidates or any future clinical trials we may conduct;

•                  changes in the development status of our product candidates;

•                  any delays or adverse developments or perceived adverse developments with respect to the FDA’s review of our planned preclinical and clinical trials;

•                  any delay in our submission for studies or product approvals or adverse regulatory decisions, including failure to receive regulatory approval for our product candidates;

•                  unanticipated safety concerns related to the use of our product candidates;

•                  failures to meet external expectations or management guidance;

•                  changes in our capital structure or dividend policy, future issuances of securities, sales of large blocks of common stock by our stockholders;

•                  our cash position;

•                  announcements and events surrounding financing efforts, including debt and equity securities;

•                  our inability to enter into new markets or develop new products;

•                  reputational issues;

•                  competition from existing technologies and products or new technologies and products that may emerge;

•                  announcements of acquisitions, partnerships, collaborations, joint ventures, new products, capital commitments, or other events by us or our competitors;

•                  changes in general economic, political and market conditions in or any of the regions in which we conduct our business;

•                  changes in industry conditions or perceptions;

•                  changes in valuations of similar companies or groups of companies;

•                  analyst research reports, recommendation and changes in recommendations, price targets, and withdrawals of coverage;

•                  departures and additions of key personnel;

•                  disputes and litigations related to intellectual properties, proprietary rights, and contractual obligations;

•                  changes in applicable laws, rules, regulations, or accounting practices and other dynamics; and

•                  other events or factors, many of which may be out of our control.

In addition, if the market for stocks in our industry or industries related to our industry, or the stock market in general, experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition and results of operations. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.

We may acquire other companies or technologies, which could divert our management’s attention, result in dilution to our stockholders and otherwise disrupt our operations and adversely affect our operating results.

We may in the future seek to acquire or invest in businesses, applications and services or technologies that we believe could complement or expand our services, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.

In addition, we do not have any experience in acquiring other businesses. If we acquire additional businesses, we may not be able to integrate the acquired personnel, operations and technologies successfully, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including:

•                  inability to integrate or benefit from acquired technologies or services in a profitable manner;

•                  unanticipated costs or liabilities associated with the acquisition;

•                  difficulty integrating the accounting systems, operations and personnel of the acquired business;

•                  difficulties and additional expenses associated with supporting legacy products and hosting infrastructure of the acquired business;

•                  difficulty converting the customers of the acquired business onto our platform and contract terms, including disparities in the revenue, licensing, support or professional services model of the acquired company;

•                  diversion of management’s attention from other business concerns;

•                  adverse effects to our existing business relationships with business partners and customers as a result of the acquisition;

•                  the potential loss of key employees;

•                  use of resources that are needed in other parts of our business; and

•                  use of substantial portions of our available cash to consummate the acquisition.

In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations.

Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. In addition, if an acquired business fails to meet our expectations, our operating results, business and financial position may suffer.

Market and economic conditions may negatively impact our business, financial condition and share price.

Concerns over inflation, energy costs, geopolitical issues, the U.S. mortgage market and a declining real estate market, unstable global credit markets and financial conditions, and volatile oil prices have led to periods of significant economic instability, diminished liquidity and credit availability, declines in consumer confidence and discretionary spending, diminished expectations for the global economy and expectations of slower global economic growth going forward, increased unemployment rates, and increased credit defaults in recent years. Our general business strategy may be adversely affected by any such economic downturns, volatile business environments and continued unstable or unpredictable economic and market conditions. If these conditions continue to deteriorate or do not improve, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance, and share price and could require us to delay or abandon development or commercialization plans.

If securities or industry analysts do not publish research or reports, or publish unfavorable research or reports about our business, our stock price and trading volume may decline.

The trading market for our common stock will rely in part on the research and reports that industry or financial analysts publish about us, our business, our markets and our competitors. We do not control these analysts. If securities analysts do not cover our common stock, the lack of research coverage may adversely affect the market price of our common stock. Furthermore, if one or more of the analysts who do cover us downgrade our stock or if those analysts issue other unfavorable commentary about us or our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fails to regularly publish reports on us, we could lose visibility in the market and interest in our stock could decrease, which in turn could cause our stock price or trading volume to decline and may also impair our ability to expand our business with existing customers and attract new customers.

Because certain of our stockholders control a significant number of shares of our common stock, they may have effective control over actions requiring stockholder approval.

As of June 30, 2018,  our directors, executive officers and principal stockholders, and their respective affiliates, beneficially own approximately 62% of our outstanding shares of common stock. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

•                  delaying, deferring or preventing a change in corporate control;

•                  impeding a merger, consolidation, takeover or other business combination involving us; or

•                  discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Future sales and issuances of our common stock could result in additional dilution of the percentage ownership of our stockholders and could cause our share price to fall.

We expect that significant additional capital will be needed in the future to continue our planned operations, including increased marketing, hiring new personnel, commercializing our products, and continuing activities as an operating public company. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

We do not intend to pay cash dividends on our shares of common stock so any returns will be limited to the value of our shares.

We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to stockholders will therefore be limited to the increase, if any, of our share price.

We are an “emerging growth company” and will be able to avail ourselves of reduced disclosure requirements applicable to emerging growth companies, which could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are not electing to delay such adoption of new or revised accounting standards, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our initial public offering; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission.

We may be at risk of securities class action litigation.

We may be at risk of securities class action litigation. In the past, biotechnology and pharmaceutical companies have experienced significant stock price volatility, particularly when associated with binary events such as clinical trials and product approvals. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business and results in a decline in the market price of our common stock.

Our certificate of incorporation and our bylaws, and Delaware law may have anti-takeover effects that could discourage, delay or prevent a change in control, which may cause our stock price to decline.

Our amended and restated certificate of incorporation and our amended and restated bylaws and Delaware law could make it more difficult for a third party to acquire us, even if closing such a transaction would be beneficial to our stockholders. We are authorized to issue up to 10,000,000 shares of preferred stock. This preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors without further action by stockholders. The terms of any series of preferred stock may include voting rights (including the right to vote as a series on particular matters), preferences as to dividend, liquidation, conversion and redemption rights and sinking fund provisions. No preferred stock is currently outstanding. The issuance of any preferred stock could materially adversely affect the rights of the holders of our common stock, and therefore, reduce the value of our common stock and the Notes. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell our assets to, a third party and thereby preserve control by the present management.

Provisions of our amended and restated certificate of incorporation and our amended and restated bylaws and Delaware law also could have the effect of discouraging potential acquisition proposals or making a tender offer or delaying or preventing a change in control, including changes a stockholder might consider favorable. Such provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. In particular, the certificate of incorporation and bylaws and Delaware law, as applicable, among other things:

•                  provide the board of directors with the ability to alter the bylaws without stockholder approval;

•                  place limitations on the removal of directors;

•                  establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at stockholder meetings; and

•                  provide that vacancies on the board of directors may be filled by a majority of directors in office, although less than a quorum.

Financial reporting obligations of being a public company in the United States are expensive and time-consuming, and our management will be required to devote substantial time to compliance matters.

As a publicly traded company that is separate from BioXcel, we will incur significant additional legal, accounting and other expenses that we did not incur as a privately held subsidiary of BioXcel. The obligations of being a public company in the United States requires significant expenditures and will place significant demands on our management and other personnel, including costs resulting from public company reporting obligations under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and the listing requirements of the stock exchange on which our securities are listed. These rules require the establishment and maintenance of effective disclosure and financial controls and procedures, internal control over financial reporting and changes in corporate governance practices, among many other complex rules that are often difficult to implement, monitor and maintain compliance with. Moreover, despite recent reforms made possible by the JOBS Act, the reporting requirements, rules, and regulations will make some activities more time-consuming and costly, particularly after we are no longer an “emerging growth company.” In addition, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage that we had through BioXcel. Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements and to keep pace with new regulations, otherwise we may fall out of compliance and risk becoming subject to litigation or being delisted, among other potential problems.

If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to accounting controls and procedures in the future, or, if we discover additional material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult. Our management determined that our disclosure controls and procedures and internal controls were ineffective as of December 31, 2017 and 2016 and if they continue to be ineffective could result in material misstatements in our financial statements.

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting. If we fail to comply with the rules under the Sarbanes-Oxley Act related to disclosure controls and procedures in the future, or, if we discover material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult. In connection with the audit of our consolidated financial statements for the years ended December 31, 2017 and 2016, our management concluded that we had material weaknesses in its internal controls because we did not have adequately designed internal controls to ensure the timely preparation and review of the accounting for certain complex, non-routine transactions by those with appropriate technical expertise, which was necessary to provide reasonable assurance that our consolidated financial statements and related disclosures would be prepared in accordance with generally accepted accounting principles in the United States of America. In addition, we did not have adequately designed and documented financial close and management review controls to properly detect and prevent certain accounting errors and omitted disclosures in the financial statements and related footnotes. We believe we have addressed this weakness by establishing proper closing procedures involving account reconciliations, engaging a third party to assist us with analyzing technically complex and non-routine transactions, the creation of a larger finance function with additional personnel, including the recruitment of a controller, assistant controller and administrative support personnel. This investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If additional material weaknesses or significant deficiencies are discovered or if we otherwise fail to achieve and maintain the adequacy of our internal control, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with

Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock could drop significantly.

Comprehensive tax reform bills could adversely affect our business and financial condition.

The U.S. government recently enacted comprehensive federal income tax legislation that includes significant changes to the taxation of business entities. These changes include, among others, a permanent reduction to the corporate income tax rate. Notwithstanding the reduction in the corporate income tax rate, the overall impact of this tax reform is uncertain, and our business and financial condition could be adversely affected. This Quarterly Report on Form 10-Q does not discuss any such tax legislation or the manner in which it might affect purchasers of our common stock. We urge our stockholders to consult with their legal and tax advisors with respect to any such legislation and the potential tax consequences of investing in our common stock.

Item 6. Exhibits

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BioXcel Therapeutics, Inc.

Dated: August 8, 2018	By:
/s/ Vimal Mehta
Vimal Mehta
Chief Executive Officer
(Principal Executive Officer)

Dated: August 8, 2018	By:
/s/ Richard Steinhart
Richard Steinhart, Chief Financial Officer
(Principal Financial Officer)