Form 10-Q
period 2018-09-30
BioXcel Therapeutics, Inc.
filed 2018-11-09
CIK 1720893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10‑Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-38410

BioXcel Therapeutics, Inc

(Exact Name of Registrant as Specified in its Charter)

Delaware	82‑1386754
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

555 Long Wharf Drive
New Haven CT	06511
(Address of principal executive offices)	(Zip Code)

(475)  238‑6837

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Small reporting company ☐

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding at November 7, 2018 was 15,645,545.

BIOXCEL THERAPEUTICS, INC.

BALANCE SHEETS

(amounts in thousands, except shares and per share data)

	September 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$47,122	$887
Prepaid expenses and other current assets	467	3
Due from Parent	49	—
Total current assets	47,638	890
Deferred offering expenses	—	461
Equipment, net	177	4
Other assets	51	—
Total assets	$47,866	$1,355

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$1,213	$444
Accrued expenses	830	1,015
Payable to Parent for services	—	67
Note payable to Parent	—	371
Due to Parent	—	440
Total current liabilities	2,043	2,337
Total liabilities	2,043	2,337

Stockholders' equity (deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized; 15,645,545 and 9,907,548 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	16	10
Additional paid-in-capital	62,452	3,458
Accumulated deficit	(16,645)	(4,450)
Total stockholders' equity (deficit)	45,823	(982)
Total liabilities and stockholders' equity (deficit)	$47,866	$1,355

The accompanying notes are an integral part of these financial statements.

BIOXCEL THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

(amounts in thousands, except shares and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$—	$—	$—	$—

Operating costs and expenses
Research and development	3,821	619	8,540	1,264
General and administrative	1,298	298	4,109	747
Total operating expenses	5,119	917	12,649	2,011
Loss from operations	(5,119)	(917)	(12,649)	(2,011)
Other income
Dividend and interest income, net	232	—	454	—
Net loss	$(4,887)	$(917)	$(12,195)	$(2,011)

Net loss per share attributable to common stockholders/ Parent basic and diluted	$(0.31)	$(0.10)	$(0.86)	$(0.21)

Weighted average shares outstanding - basic and diluted	15,645,545	9,483,318	14,228,192	9,483,318

The accompanying notes are an integral part of these financial statements.

BIOXCEL THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine months ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,195)	$(2,011)
Reconciliation of net loss to net cash used in operating activities
Depreciation and amortization	9	1
Stock-based compensation expense	2,949	516
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(515)	(9)
Accounts payable and accrued expenses	584	405
Net cash used in operating activities	(9,168)	(1,098)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(182)	—
Net cash used in investing activities	(182)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	56,512	751
Net Parent Investment	—	214
Payable to Parent for services	(67)	88
Due to Parent	(489)	430
Note Payable — Parent	(371)	369
Net cash provided by financing activities	55,585	1,852

Net increase in cash and cash equivalents	46,235	754

Cash and cash equivalents, beginning of the period	887	—
Cash and cash equivalents, end of the period	$47,122	$754

Supplemental cash flow information:
Interest paid	$1	$—

Supplemental disclosure of non-cash Financing Activity:
Deferred issuance costs reclassified to additional paid-in-capital upon completion of initial public offering.	$461	$—
Reclassification of net Parent Investment in the Company to accumulated deficit.	$—	$440

The accompanying notes are an integral part of these financial statements.

BIOXCEL THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Note 1. Organization and Principal Activities

BioXcel Therapeutics, Inc. (the “Company” or “BTI”) is a clinical stage biopharmaceutical company utilizing novel artificial intelligence-based approaches to identify the next wave of medicines across neuroscience and immuno-oncology. The Company’s drug re-innovation approach leverages existing approved drugs and/or clinically validated product candidates together with big data and proprietary machine learning algorithms to identify new therapeutic indices. The Company is a majority-owned subsidiary of BioXcel Corporation (“BioXcel” or “Parent”) and was incorporated under the laws of the State of Delaware on March 29, 2017. The Company’s principal office is in New Haven, Connecticut. Unless otherwise indicated or the context requires otherwise, references in this report to “we,” “our,” “us” and similar expressions refer to BioXcel Therapeutics, Inc.

The unaudited financial information for the three and nine months ended September 30, 2018 and 2017 is presented on the same basis as the financial statements included in the Company’s registration statement on Form S-1 relating to its initial public offering of its common shares.

The Company’s primary activities have been the development of a clinical plan and pre-clinical research and development of two advanced programs: BXCL501, a sublingual thin film formulation of dexmedetomidine designed for acute treatment of agitation resulting from neurological and psychiatric disorders, and BXCL701, an immuno-oncology agent designed for treatment of a rare form of prostate cancer and for treatment of pancreatic cancer. These two programs and two emerging programs BXCL502 and BXCL702 (together, the “BTI Business”) have been contributed to the Company from the Parent pursuant to a contribution agreement.

Note 2. Initial Public Offering

On March 7, 2018, the Company’s registration statement on Form S‑1 relating to its initial public offering of its common shares (the “IPO”) was declared effective by the Securities and Exchange Commission (“SEC”). The IPO closed on March 12, 2018, and the Company issued and sold 5,454,545 common shares at a public offering price of $11.00 per share. Gross proceeds totaled $60,000 and net proceeds totaled $54,102 after deducting underwriting discounts and commissions of $4,200 and other offering expenses of approximately $1,698.

In connection with and effective upon the completion of its IPO, the Company effectuated a 237 to one stock split. Accordingly, all share and per share amounts for all periods presented in the accompanying financial statements have been adjusted retroactively, where applicable, to reflect the stock split.

Also, in connection with the completion of its IPO, the Company amended its articles of incorporation to authorize the issuance of up to 50,000,000 shares of common stock with a par value of $.001 each and 10,000,000 shares of preferred stock with a par value of $.001 each.

Note 3. Basis of Presentation and Liquidity

Basis of Presentation

The financial statements of the Company for the period through June 30, 2017 are derived by carving out the historical results of operations and historical cost basis of the assets and liabilities associated with the BTI Business that have been contributed to the Company by BioXcel, from the financial statements of BioXcel.

These results reflect amounts specifically attributable to the BTI Business under a contribution agreement, effective June 30, 2017, as amended and restated on November 7, 2017, or the Contribution Agreement, for the period from

January 1, 2015 until June 30, 2017. The Company has also entered into a separation and shared services agreement with BioXcel that took effect on June 30, 2017, as amended and restated on November 7, 2017, or the Services Agreement, pursuant to which BioXcel provides the Company with certain general and administrative and development support services. However, consistent with accounting regulations, it has been assumed that the Company was a separate business since January 1, 2015, and accordingly the assets, liabilities and expenses relating to the BTI Business have been separated from the Parent in the financial statements for periods prior to and post incorporation through June 30, 2017. The financial statements for the nine-month period ended September 30, 2017, include reasonable allocations for assets and liabilities and expenses attributable to the BTI Business.

For the three and nine months ended September 30, 2018, the results are on a stand-alone entity basis. All assets and liabilities contributed by BioXcel to the Company have been recorded at historical book value.

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

Liquidity and Going Concern

In accordance with Accounting Standards Update (“ASU”) 2014‑15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205‑40), management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

Management believes that as a result of the proceeds received in connection with its IPO and a review of projected project timing that it has sufficient liquidity to meet its obligations as they come due for at least eighteen months.

Note 4. Summary of Significant Accounting Policies

Use of Estimates

The Company’s financial statements are prepared in accordance with GAAP. The preparation of BioXcel’s financial statements requires the Company to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses in its financial statements and the accompanying notes. The most significant estimates in the financial statements relate to the fair value of equity awards and valuation allowance related to the Company’s deferred tax assets and liabilities. For the nine months ended September 30, 2018 and 2017, the most significant estimates include the valuation of the Parent’s common stock, allocation of expenses, assets and liabilities from the Parent. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates.

Unaudited Interim Financial Information

The accompanying unaudited financial statements do not include all of the information and footnotes required by GAAP. The accompanying year-end balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2018, and the results of its operations for the three and nine months ended September 30, 2018 and 2017 and its cash flows for the nine months ended September 30, 2018 and 2017, respectively. The results for the nine months ended September 30, 2018 are not necessarily indicative of results to be expected for the year ending December 31, 2018, any other interim periods or any future year or period.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. As of September 30, 2018, cash equivalents were comprised of money market funds.

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

Equipment

Equipment consists of computers and related equipment and furniture that are stated at cost and depreciated using the straight-line method over estimated useful life of 5 years. Leasehold improvements will be amortized over the life of the lease.

The Company follows the guidance provided by FASB ASC Topic 360‑10, Property, Plant, and Equipment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated. Impairment charges are recognized at the amount by which the carrying amount of an asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

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

Net Loss per Share

The Company computes basic net loss per share by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The potential dilutive securities included outstanding options (for both employees and non-employees) for the three and nine months ended September 30, 2018 and 2017. Such securities have not been included in the loss per share calculation since their impact would be anti-dilutive. There were 2,682,545 and 2,525,811 shares of options that were excluded from the calculation of the loss per share for the three and nine months ended September 30, 2018, respectively. The Company was incorporated on March 29, 2017 and net loss per common share for the three and nine months ending September 30, 2017, was calculated as if the shares to the Parent were issued at formation.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU 2014‑09 Revenue from Contracts with Customers. Under this guidance, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what the entity expects to receive in exchange for the goods or services. This new guidance also requires more detailed disclosures to enable users of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted this guidance beginning on January 1, 2018. The guidance allows the selection of one of two methods of adoption, either the full retrospective approach, meaning the guidance would be applied to all periods presented, or modified retrospective approach, meaning the cumulative effect of applying the guidance would be recognized as an adjustment to opening accumulated deficit balance. There was no impact to the Company as a result of the adoption.

In February 2016, the FASB issued ASU 2016‑02 Lease Accounting Topic 842. This ASU requires the Company to record all leases longer than one year on its balance sheet. Under the new guidance, when the Company records leases on its balance sheet it will record a liability with a value equal to the present value of payments it will make over the life of the lease and an asset representing the underlying leased asset. The new accounting guidance requires the Company to determine if its leases are operating or financing leases, similar to current accounting guidance. The Company will record expense for operating type leases on a straight-line basis as an operating expense and it will record expense for finance type leases as interest expense. The new lease standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The Company must adopt the new standard on a modified retrospective basis, which requires it to reflect its leases on its balance sheet for the earliest comparative period presented. There was no impact to the Company as a result of the adoption.

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

In June 2018 the FASB issued ASU 2018-07 Compensation - Stock Compensation Topic 718. This ASU was issued as part of the FASB’s simplification initiative. The amendments in this Update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The Company is currently assessing the timing of adoption as well as the effects it will have on its financial statements and disclosures.

Note 5. Transactions with BioXcel

The Company has entered into an asset contribution agreement, effective June 30, 2017, with BioXcel, as amended and restated on November 7, 2017, or the Contribution Agreement, pursuant to which BioXcel agreed to contribute BioXcel’s rights, title and interest in BXCL501, BXCL701, BXCL502 and BXCL702, and all of the assets and liabilities associated in consideration for (i) 9,480,000 shares of our common stock, (ii) $1,000 upon completion of an initial public offering, (iii) $500 upon the later of the 12 month anniversary of an initial public offering and the first dosing of a patient in the bridging bioavailability/ bioequivalence study for the BXCL501 program, (iv) $500 upon the later of the 12 month anniversary of an initial public offering and the first dosing of a patient in the Phase 2 PoC open label monotherapy or combination trial with Keytruda for the BXCL701 program and (v) a one-time payment of $5,000 within 60 days after the achievement of $50,000 in cumulative net sales of any product or combination of products resulting from the development and commercialization of any one of the Candidates or a product derived therefrom. With the completion of the Company’s IPO in March 2018, $1 million was charged to Research and Development costs in connection with (ii) above and was paid on April 5, 2018.

We entered into a separation and shared services agreement with BioXcel that took effect on June 30, 2017, as amended and restated on November 7, 2017, or the Services Agreement, pursuant to which BioXcel will allow us to continue to use the office space, equipment, services and leased employees based on the agreed upon terms and conditions for a payment of defined monthly and/or hourly fees. The parties have agreed that the services and office space provided under the Services Agreement shall decrease over time until the 12-month anniversary of the date of the Services Agreement. The office space and equipment portion of the Services Agreement ended effectively on April 30, 2018 when the Company moved to new office space to accommodate additional personnel that had been hired.  Services to be provided by BioXcel through its subsidiary in India, were originally expected to decrease through June 30, 2019 provided such dates may be extended upon mutual agreement between the parties.  The parties are currently discussing extending the term of these services provided however no definitive agreement has been agreed upon as of the date hereof.  There can be no assurance that the parties will agree to any extension to the Services Agreement in the future.

On or before December 31, 2019, the Company will have the option to enter into a collaborative services agreement with BioXcel pursuant to which BioXcel shall perform product identification and related services for us utilizing EvolverAI. We have agreed that this agreement will be negotiated in good faith and that such agreement will incorporate reasonable market-based terms, including consideration for BioXcel reflecting a low, single-digit royalty on net sales and reasonable development and commercialization milestone payments, provided that (i) development milestones shall not exceed $10 million in the aggregate and not be payable prior to proof of concept in humans and (ii) commercialization milestones shall be based on reaching annual net sales levels, be limited to 3% of the applicable net sales level, and not exceed $30 million in the aggregate. BioXcel shall continue to make such product identification and related services available to us for at least five years from June 30, 2017.  The parties are currently discussing extending the product identification and related services that BioXcel would provide however no definitive agreement has been agreed upon as of the date hereof.  There can be no assurance that the parties will agree to any extension to the collaborative services agreement in the future.

In connection with the Services Agreement, BioXcel had agreed to provide the Company a line of credit, which was capped at $1,000, or the Total Funding Amount, pursuant to the terms of a grid note, or the Grid Note. The Grid Note was payable upon the earlier of (i) the completion of an initial public offering and (ii) December 31, 2018, together with interest on the unpaid balance of each advance made under the Grid Note, which would accrue at a rate per annum equal to the applicable federal rate for short-term loans as of the date hereof, in each case calculated based on a 365‑day year and actual days elapsed. As of December 31, 2017, the Company had drawn down $371 under the Grid Note.

All amounts due to BioXcel under the line of credit, the Grid Note, and for expenses paid on the Company’s behalf were paid following the completion of the Company’s IPO on March 20, 2018.

Note 6. Equipment

	September 30,	December 31,
	2018	2017
	Unaudited
Computers and related equipment	$169	$5
Furniture	4	—
Leasehold improvements	14
	187	5
Accumulated depreciation	(10)	(1)
	$177	$4

Note 7. Commitments and Contingencies

The Company is required to pay to BioXcel $5,000 within 60 days after the achievement of $50,000 in cumulative net sales of any product or combination of products resulting from the development and commercialization of any one of the candidates BXCL501, BXCL701, BXCL502, and BXCL702 or a product derived therefrom.

The Company is also required to pay to BioXcel $2,000 in connection with the IPO, (x) the first $1,000 was charged to Research and Development expenses during the three months ended March 31, 2018 and paid to BioXcel on April 5, 2018  and (y) the second $1,000, (i) $500 of which is payable upon the later of the 12 month anniversary of an offering and the first dosing of a patient in the bridging bioavailability/bioequivalence study for the BXCL501 program and (ii) $500 of which is payable upon the later of the 12 month anniversary of an offering and the first dosing of a patient in the Phase 2 PoC open label monotherapy or combination trial with Keytruda for the BXCL701 program.

Note 8. Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2018	December 31, 2017
	(Unaudited)
Accrued salaries, benefits and travel related costs	$476	$79
Professional and consultant fees	113	120
Legal expenses	85	413
Drugs and clinical trial expenses	156	403
	$830	$1,015

Note 9. Stockholders’ Equity (Deficit)

Authorized Capital

The Company is authorized to issue up to 10,000,000 preferred shares with a par value of $0.001 per share. No preferred shares are issued and outstanding.

The Company is authorized to issue up to 50,000,000 shares of common stock with a par value of $0.001 per share. The Company had 15,645,545 shares of common stock outstanding as of September 30, 2018.

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

As of September 30, 2018, there were 3,462,570 shares of the Company’s common stock authorized for issuance under the 2017 Stock Plan. Options granted under the 2017 Stock Plan have a term of ten years with vesting term determined by the board of directors, which is generally four years.

The fair value of options granted during the nine months ended September 30, 2018 was estimated using the Black-Scholes option-pricing model with the following assumptions.

Employees

	(Unaudited)
	For the
	Nine Months Ended
	September 30, 2018
Exercise price per share	$0.41	-	$11.00
Expected stock price volatility	77.12%	-	81.49%
Risk-free rate of interest	2.68%	-	2.95%
Fair value of grants per share	$5.11	-	$10.82
Expected Term (years)	4.7	-	7.0

Non-Employees

	(Unaudited)
	For the
	Nine Months Ended
	September 30, 2018
Exercise price per share	$0.41	-	$11.00
Expected stock price volatility	79.03%	-	79.22%
Risk-free rate of interest	3.04%	-	3.05%
Fair value of grants per share	$5.87	-	$7.44
Expected Term (years)	8.9	-	9.9

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

The following table summarizes information about stock option activity during the period the Plan was in effect (in thousands, except share and per share data):

Employee Options

				Weighted Average
	Number	Weighted Average	Total	Remaining
	of	Exercise	Intrinsic	Contractual
	Shares	Price per Share	Value	Life (in years)
Outstanding as of January 1, 2018	1,813,524	$0.65	$13,894,762	9.7
Employee options granted	143,148	$11.00	$—	10.0
Outstanding as of March 31, 2018	1,956,672	$1.41	$17,395,705	9.4
Employee options granted	100,000	$10.06	$16,100	9.9
Options reclassified from Non-employee	154,178	$2.45	$1,093,696	9.3
Outstanding as of June 30, 2018	2,210,850	$1.87	$16,619,436	9.2
Employee options granted	120,000	$9.52	$—	9.9
Options reclassified to Non-employee	(62,094)	$0.41	—	—
Outstanding as of September 30, 2018	2,268,756	$2.31	$13,168,713	9.0

Options vested and exercisable as of September 30, 2018	1,471,041	$0.43	$10,637,435	8.9

Non-employee Options

				Weighted Average
	Number	Weighted Average	Total	Remaining
	of	Exercise	Intrinsic	Contractual
	Shares	Price per Share	Value	Life (in years)
Outstanding as of January 1, 2018	496,515	$0.41	$3,922,238	9.6
Non-employee options granted	68,256	$11.00	$—	10.0
Non-employee options forfeited	(6,162)	$0.41	$—	—
Outstanding as of March 31, 2018	558,609	$1.70	$4,820,170	9.5
Non-employee options reclassified to Employee	(154,178)	$2.45	$—	—
Outstanding as of June 30, 2018	404,431	$1.42	$3,216,507	9.2
Non-employee options granted	37,209	$9.20	$—	9.9
Non-employee options forfeited	(6,162)	$0.41	$—	—
Options reclassified from Employee	62,094	$0.41	$450,182	8.9
Outstanding as of September 30, 2018	497,572	$1.89	$3,058,485	9.0

Options vested and exercisable as of September 30, 2018	136,622	$0.50	$977,546	8.9

The Company granted 468,613 options to purchase shares of common stock during the nine months ended September 30, 2018. No options were exercised during the nine months ended September 30, 2018. There were 696,242 shares available for grant as of September 30, 2018.

The Company recognized stock-based compensation expense under the 2017 Stock Plan of $917 and $2,778 for the three and nine months ended September 30, 2018. The Company recognized stock-based compensation expense under the 2017 Stock Plan of $230 for the three and nine months ended September 30, 2017.

The total grant-date fair value of options was $4,081 and $1,311 for employees and non-employees, respectively, for the nine months ended September 30, 2018.

Unrecognized compensation expense related to unvested awards as of September 30, 2018 was $3,249 for employees and $1,636 for non-employees and will be recognized over the remaining vesting periods of the underlying awards. The weighted-average period over which such compensation is expected to be recognized is 1.9 years for employees and 1.5 years for non-employees.

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

Share based compensation expense (income), net of forfeitures, recognized by the Company in its statements of operations related to BioXcel equity awards totaled approximately $(27) and $86 for the three months ended September 30, 2018 and 2017, respectively and $172 and $286 for the nine months ended September 30, 2018 and 2017, respectively.

Total share based compensation charges were approximately $889 and $316 for the three months ended September 30, 2018 and 2017, respectively and $2,949 and $516 for the nine months ended September 30, 2018 and 2017, respectively.

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

As a result of the Company’s cumulative losses, management has concluded that a full valuation allowance against the Company’s net deferred tax assets is appropriate. No income tax liabilities existed as of September 30, 2018 and December 31, 2017 due to the Company’s continuing operating losses.

Note 12. Leases

The Company entered into a “Swing Space” agreement on June 21, 2018 to lease approximately 5,300 square feet of office space on the 5th floor (the “5th Floor Lease”) of the building located at 555 Long Wharf Drive, New Haven, Connecticut. On August 20, 2018, the Company entered into an agreement to lease approximately 11,040 square feet of space (the “12th Floor Lease”)

The term of the 5th Floor Lease is through the earlier of the date the Company conducts business in the 12th Floor space, or April 30, 2019. No base rent is payable during this period, however, the Company is obligated to pay a pro-rata electricity charge each month.

The landlord is required to deliver the 12th Floor premises to the Company as soon as practicable after the current tenant vacates the premises (the “Commencement Date”).

The initial term of the 12th floor lease continues from the Commencement Date through the last day of the calendar month immediately following the seventh (7th) anniversary of the date which the earliest of (x) ninety (90) days from the Commencement Date, (y) the date on which Tenant’s Work (as defined in the Lease) is substantially completed and (z) the date on which the Company first occupies any portion of the Premises for the conduct of its business (the “Rent Commencement Date”).

The Company’s improvement costs are expected to aggregate approximately $600.

Future minimum lease payments under this non-cancelable operating lease are as follows as of the Rent Commencement Date:

Lease Year	Amount
1	$187
2	192
3	215
4	220
5	225
Thereafter	468
$1,507

The Company has an option to renew the lease for one additional five-year term at 95% of the then prevailing market rates but not less than the rental rate at the end of the initial lease term.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or this Quarterly Report, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•our plans to initiate clinical trials for BXCL501, BXCL701 and our other product candidates;

•our plans for 505(b)(2) regulatory path approval;

•our plans to research, develop and commercialize our current and future product candidates;

•our plans to seek to enter into collaborations for the development and commercialization of certain product candidates;

•the potential benefits of any future collaboration;

•the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;

•the rate and degree of market acceptance and clinical utility of any products for which we receive marketing approval;

•our commercialization, marketing and manufacturing capabilities and strategy;

•our intellectual property position and strategy;

•our estimates regarding expenses, future revenue, capital requirements and need for additional financing;

•developments relating to our competitors and our industry;

•the impact of government laws and regulations; and

•risks associated with our relationship with BioXcel.

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

Overview

We are a clinical stage biopharmaceutical company utilizing novel artificial intelligence-based approaches to identify the next wave of medicines across neuroscience and immuno-oncology. Our drug re-innovation approach leverages existing approved drugs and/or clinically validated product candidates together with big data and proprietary machine learning algorithms to identify new therapeutic indices. We believe that this differentiated approach has the potential to reduce the cost and time of drug development in diseases with substantial unmet medical need. Our two most advanced clinical development programs are BXCL501, a sublingual thin film formulation of the adrenergic receptor agonist dexmedetomidine, or Dex, for acute treatment of agitation resulting from neurological and psychiatric disorders, and BXCL701, an immuno-oncology agent for treatment of a rare form of prostate cancer and pancreatic cancer.

During the third quarter of 2018, the Company made several advances in the development of its two lead clinical programs, BXCL501, a proprietary sublingual thin film formulation of dexmedetomidine (Dex), and BXCL701, an orally-available systemic innate-immune activator.

(BXCL501)-Neuroscience Program

The Company began planning for a first-in-human pharmacokinetic (bioavailability) and safety study for the sublingual thin film formulation of Dex that is expected to be initiated by the end of 2018 following approval of the investigational new drug (IND) application. A data read-out from this study is expected in the first half of 2019.

In addition, the Company;

o	Received valuable feedback and guidance on further development of BXCL501 during a pre-investigational new drug meeting with FDA;
o	Appointed a clinical research organization (CRO) to support the company in conducting and managing the pharmacokinetic and safety clinical study;
o	Completed manufacturing of Company’s proprietary sublingual thin film formulation of Dex, and the drug is available for clinical studies

In June 2018, the Company announced positive results from its Phase 1b pharmacokinetic, or PK safety study using the IV formulation of Dex in healthy elderly subjects. This was the first part of a trial supporting potential dosing strengths for the sublingual thin film for Dex. We also announced the initiation of Phase 1b PK safety study using the IV formulation of Dex in schizophrenia patients and senile dementia of the Alzheimer’s type (SDAT) or SADT, patients. We expect to report data from both schizophrenia and SDAT studies during the fourth quarter of 2018.

(BXCL701)-Immuno-Oncology Program-

In September 2018 we filed an IND application with the FDA for a Phase 1b/2 clinical study to evaluate BXCL 701 in combination with pembrolizumab (Keytruda®) in treatment emergent neuroendocrine prostate cancer, (tNEPC). In October we received notice from the FDA that the Company may proceed with its planned human clinical investigation, which we expect to initiate prior to year-end. Data from the pharmacokinetic safety and efficacy study of BXCL701 in tNEPC is expected to be available throughout 2019.

In connection with this trial the Company also:

o	Completed manufacturing of BXCL701 drug product, available for clinical studies; and
o	Selected a leading CRO to support the company in conducting and managing clinical studies;

Also, in September 2018, we entered an immuno-oncology partnership with Nektar Therapeutics to develop combination of BXCL701, Nektar Therapeutics’ NKTR-214 and a checkpoint inhibitor as a potential treatment for pancreatic cancer. Under the terms of the expanded collaboration agreement, the Company will be responsible for initiating and managing the clinical program. The Company and Nektar will share the cost of trials. The primary objectives of the study are to evaluate safety and efficacy of the triplet combination of BXCL701, NKTR-214 and a checkpoint inhibitor for the treatment of patients with unresectable or metastatic pancreatic cancer. Additionally, correlative immune activation markers will also be evaluated in blood and tumor tissue. This trial will commence following approval of an IND application.

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

To date, we have not generated any revenue, we have incurred net losses and all of our operations have been financed by loans and advances from BioXcel and sales of our common stock. Our net losses were approximately $12.2 million and $2.0 million for the nine months ended September 30, 2018 and 2017, respectively.

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

As of September 30, 2018, we had cash of approximately $47.1 million, which we believe will enable us to fund our operating expenses and capital expenditure requirements for at least eighteen months from the date of this Quarterly Report on Form 10-Q. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

We entered into a separation and shared services agreement with BioXcel that took effect on June 30, 2017, as amended and restated on November 7, 2017, or the Services Agreement, pursuant to which BioXcel will allow us to continue to use the office space, equipment, services and leased employees based on the agreed upon terms and conditions for a payment of defined monthly and/or hourly fees. The parties have agreed that the services and office space provided under the Services Agreement shall decrease over time until the 12-month anniversary of the date of the Services Agreement. The office space and equipment portion of the Services Agreement ended effectively on April 30, 2018 when the Company moved to new office space to accommodate additional personnel that had been hired.  Services to be provided by BioXcel through its subsidiary in India, were originally expected to decrease through June 30, 2019 provided such dates may be extended upon mutual agreement between the parties.  The parties are currently discussing extending the term of these services provided however no definitive agreement has been agreed upon as of the date hereof.  There can be no assurance that the parties will agree to any extension to the Services Agreement in the future.

On or before December 31, 2019, we shall have the option to enter into a collaborative services agreement with BioXcel pursuant to which BioXcel shall perform product identification and related services for us utilizing EvolverAI. We have agreed that this agreement will be negotiated in good faith and that such agreement will incorporate reasonable market-based terms, including consideration for BioXcel reflecting a low, single-digit royalty on net sales and reasonable development and commercialization milestone payments, provided that (i) development milestones shall not exceed $10 million in the aggregate and not be payable prior to proof of concept in humans and (ii) commercialization milestones shall be based on reaching annual net sales levels, be limited to 3% of the applicable net sales level, and not exceed $30 million in the aggregate. BioXcel shall continue to make such product identification and related services available to us for at least five years from June 30, 2017. The parties are currently discussing extending the product identification and related services that BioXcel would provide however no definitive agreement has been agreed upon as of the date hereof.  There can be no assurance that the parties will agree to any extension to the collaborative services agreement in the future.

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

Management believes the assumptions underlying the allocations of indirect expenses in the carve-out financial information are reasonable, however, our financial position, results of operations and cash flows may have been materially different if it had operated as a stand-alone entity. For the nine month period ending September 30, 2017 results include carve-out amounts from our parent for the period January 1, 2017 through June 30, 2017 and as a standalone entity for the period July 1, 2017 through September 30, 2017. For the nine months ended September 30, 2018 the results are on a stand-alone entity basis.

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

Our research and development costs by program for the nine months ended September 30, 2018 are as follows:

BXCL 501	$3,431
BXCL 701	2,755
BXCL 502	53

BXCL 702	77
Other research and development programs	397
Research and development support services	1,827
Total research and development expenses	$8,540

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

Summary Results of Operations

	(Unaudited)
	Three months ended September 30,				Nine months ended September 30,
(amounts in thousands, except percentage)	2018	2017	Change		2018	2017	Change
Net sales	$—	$—	$—	—	$—	$—	$—	—
Operating costs and expenses
Research and development	3,821	619	3,202	517%	8,540	1,264	7,276	576%
General and administrative	1,298	298	1,000	336%	4,109	747	3,362	450%
Total operating expenses	5,119	917	4,202	458%	12,649	2,011	10,638	529%
Loss from operations	(5,119)	(917)	(4,202)	458%	(12,649)	(2,011)	(10,638)	529%
Other income
Interest income, net	232	—	232	-	454	—	454	-
Net loss	$(4,887)	$(917)	$(3,970)	433%	$(12,195)	$(2,011)	$(10,184)	506%

Comparison of the Three Months Ended September 30, 2018 and 2017

Research and Development Expense

Research and development expenses for the three months ended September 30, 2018 were $3,821, compared to $619 for the three months ended September 30, 2017. The increase of $3,202 is attributable to the costs described in the table below:

	Three Months Ended
	September 30,
	2018	2017	Change
Salaries, bonus & related costs	$934	$141	$793
Non-cash stock-based compensation	679	184	495
Professional research & project related costs	790	71	719
Clinical trials expense	241	—	241
Chemical, manufacturing and controls cost ("CMC")	892	181	711
All other	285	42	243
Total research and development expenses	$3,821	$619	$3,202

Salaries, bonus and related costs increased due to higher bonus accruals, increases in headcount, payroll taxes, recruiting fees and travel related costs.

Non-cash stock-based compensation has increased as a result of options granted to a significantly increased headcount in the six months following our IPO.

Professional research, project related costs, clinical trials expenses and CMC costs increased due to the acceleration of research and development activities.

General and Administrative Expense

General and administrative expenses for the three months ended September 30, 2018 were $1,298, compared to $298 for the three months ended September 30, 2017. The increase of $1,000 is attributable to the costs described in the table below:

	Three Months Ended
	September 30,
	2018	2017	Change
Salaries, bonus & related costs	$324	$83	$241
Non-cash stock-based compensation	210	132	78
Professional fees	459	15	444
Insurance	209	—	209
All other	96	68	28
Total general and administrative expenses	$1,298	$298	$1,000

Salaries, bonus and related costs increased due to higher bonus accruals, increases in headcount, payroll taxes, recruiting fees and travel related costs.

Non-cash stock-based compensation has increased as a result of options granted to a significantly increased headcount in the six months following our IPO.

Professional fees increased due to expanding operations and operating as a public company. Higher legal, audit, investor relations, licensing and information technology costs were incurred during the current period.

Insurance costs increased primarily due to Director and Officer liability insurance.

Comparison of the Nine Months Ended September 30, 2018 and 2017

Research and development expenses

Research and development expenses for the nine months ended September 30, 2018 were $8,540, compared to $1,264 for the nine months ended September 30, 2017. The increase of $7,276 is attributable to the costs described in the table below:

	Nine Months Ended
	September 30,
	2018	2017	Change
Salaries, bonus & related costs	$1,796	$455	$1,341
Non-cash stock-based compensation	1,890	336	1,554
Professional research & project related costs	1,438	154	1,284
Drug acquisition costs	1,000	—	1,000
Clinical trials expense	834	—	834
Chemical, manufacturing and controls cost ("CMC")	1,036	181	855
All other	546	138	408
Total research and development expenses	$8,540	$1,264	$7,276

Salaries, bonus and related costs increased due to higher bonus accruals, increases in headcount, payroll taxes, recruiting fees and travel related costs.

Non-cash stock-based compensation has increased as a result of options granted to a significantly increased headcount in the six months following our IPO.

Professional research, project related costs, clinical trials expenses and CMC costs increased due to the acceleration of research and development activities.

Drug acquisition expenses included a payment to Bioxcel of $1,000 pursuant to an asset contribution agreement for the BTI business programs.

General and Administrative Expense

General and administrative expenses for the nine months ended September 30, 2018 were $4,109, compared to $747 for the nine months ended September 30, 2017. The increase of $2,362 is attributable to the costs described in the table below:

	Nine Months Ended
	September 30,
	2018	2017	Change
Salaries, bonus & related costs	$1,024	$254	$770
Non-cash stock-based compensation	1,059	180	879
Professional fees	1,307	173	1,134
Insurance	473	16	457
All other	246	124	122
Total general and administrative expenses	$4,109	$747	$3,362

Salaries, bonus and related costs increased due to higher bonus accruals, increases in headcount, payroll taxes, recruiting fees and travel related costs.

Non-cash stock-based compensation has increased as a result of options granted to a significantly increased headcount in the six months following our IPO.

Professional fees increased due to expanding operations and operating as a public company. Higher legal, audit, investor relations, licensing and information technology costs were incurred during the current period.

Insurance costs increased primarily due to Director and Officer liability insurance.

Liquidity and Capital Resources

We reported losses of approximately $12,195 and $2,011 for the nine months ended September 30, 2018 and 2017, respectively. At September 30, 2018, the Company had shareholders’ equity of $45,823, working capital of $45,595 and cash of $47,122.

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

Cash Flows

	(Unaudited)
	Nine Months Ended September 30,
(in thousands)	2018	2017
Cash provided by (used in) in thousands:
Operating activities	$(9,168)	$(1,098)
Investing activities	(182)	—
Financing activities	55,585	1,852

Operating Activities

For the nine months ended September 30, 2018, net cash used in operating activities was approximately $9,168 which consisted of a net loss of $12,195 partially offset by $2,949 in stock-based compensation and $9 of depreciation. Reductions in accounts payable and accrued expenses of $584 were offset in part by increases in prepaid expenses primarily for insurance premiums and other assets of $515 accounted for the remainder.

For the nine months ended September 30, 2017, net cash used in operating activities was approximately $1,098, which consisted of a net loss of $2,011 partially offset by $516 in stock-based compensation. Increases in accounts payable, reductions in prepaid expense and depreciation accounted for the remainder.

Investing Activities

We purchased servers, computers and related equipment for technical research and for additional headcount during the nine months ended September 30, 2018. In addition, the Company incurred design charges for future space occupancy.

Financing Activities

The net cash provided by financing activities was approximately $55,585 for the nine months ended September 30, 2018 which was mainly attributable to the proceeds from issuance of common stock in our IPO offset in part by repayment of loans to our Parent.

Net cash provided by financing activities for the nine months ended September 30, 2017 was approximately $1,852, which was attributable to investments and loans made by BioXcel.

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

Our significant accounting policies are described in the notes to the financial statements included in the registration statement on Form S-1. As of September 30, 2018, there have been no material changes to any of the critical accounting policies contained therein.

Recent Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is set forth in Note 4, “Summary of Significant Accounting Policies,” in the accompanying Notes to Financial Statements included in Item 1of Part 1 of this Quarterly Report.

Quantitative and Qualitative Disclosure About Market Risk

Our balance sheet as of September 30, 2018 includes cash and cash equivalents of $47.1 million. We do not participate in any foreign currency hedging activities and we do not have any other derivative financial instruments. We did not recognize any significant exchange rate losses during the nine months ended September 30, 2018 and 2017, respectively.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The market risk inherent in our financial instruments and in our financial position has historically been the potential loss arising from adverse changes in interest rates. As of September 30, 2018 and December 31, 2017, we had cash of $47.1 million and $0.9 million, respectively. As of September 30, 2018, we held our cash in primarily in money market accounts and accordingly, the value of these accounts is subject to fluctuation in interest rates.

We do not engage in any hedging activities against changes in interest rates. We do not have any foreign currency or other derivative financial instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting other than that describes above.

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

Item 1A. Risk Factors

You should carefully consider the risks described below, as well as general economic and business risks and the other information in this Quarterly Report on Form 10‑Q. The occurrence of any of the events or circumstances described below or other adverse events could have a material adverse effect on our business, results of operations and financial condition and could cause the trading price of our common stock to decline. Additional risks or uncertainties not presently known to us or that we currently deem immaterial may also harm our business.

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

Since our inception, we have incurred significant operating losses. Our net loss was $12.2 million, and $2.0 million for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, we had Stockholders’ equity of $45.8 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. None of our product candidates have been approved for marketing in the United States, or in any other jurisdiction, and may never receive such approval. It could be several years, if ever, before we have a commercialized product that generates significant revenues. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

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

We believe that our existing cash as of September 30, 2018, and a review of projected project timing, will enable us to fund our operating expenses and capital expenditure requirements for at least eighteen months from the date of this Quarterly Report on Form 10-Q. Our estimate as to how long we expect our existing cash to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

•	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
•	the cost of clinical trials of our product candidates may be greater than we anticipate;
•	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate;
•	regulators may revise the requirements for approving our product candidates, or such requirements may not be as we anticipate; and
•	any future collaborators that conduct clinical trials may face any of the above issues, and may conduct clinical trials in ways they view as advantageous to themselves but that are suboptimal for us.

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

We expect to rely heavily on orphan drug exclusivity for our product candidates. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity. Orphan drug exclusivity in the United States provides that the FDA may not approve any other applications, including a full NDA, to market the same drug for the same indication for seven years, except in limited circumstances the applicable exclusivity period is ten years in Europe. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Although we have received orphan designation for BXCL701 for the treatment of pancreatic cancer, BXCL701 has not been granted orphan designation as of September 30, 2018 for the treatment of tNEPC.

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

As of September 30, 2018, BioXcel owns approximately 60.6% of the economic interest and voting power of our outstanding common stock. As long as BioXcel beneficially controls a majority of the voting power of our outstanding common stock, it will generally be able to determine the outcome of all corporate actions requiring stockholder approval, including the election and removal of directors. Even if BioXcel were to control less than a majority of the voting power of our outstanding common stock, it may influence the outcome of such corporate actions so long as it owns a significant portion of our common stock. If BioXcel continues to hold its shares of our common stock, it could remain our controlling stockholder for an extended period of time or indefinitely.

Approval of commercial terms between us and BioXcel does not preclude the possibility of stockholder litigation, including but not limited to derivative litigation nominally against BioXcel and against its directors and officers and also against us and our directors and officers.

The commercial terms of the Amended Services Agreement dated November 7, 2017, the grid note dated June 30, 2017, or Grid Note, and the Contribution Agreement that we have entered into with BioXcel have been not been negotiated on behalf of BioXcel by persons consisting solely of disinterested BioXcel directors. Notwithstanding the foregoing, we have no basis for believing that the terms of these agreements will not be in the best interests of both BioXcel and its stockholders and also us and our stockholders.

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

Certain administrative services required by us for the operation of our business have historically been provided by BioXcel, including services related to insurance and risk management, accounting and human resources. Under the Services Agreement, BioXcel has provided us with various services and will continue to do so until we are able to build our own capabilities in the transition areas. We believe it has been efficient for BioXcel to provide these services for us to facilitate the efficient operation of our business as we transition to becoming an independent, public company. At our election, or if BioXcel does not or is unable to perform its obligations under the Services Agreement, we will be required to provide these services ourselves or to obtain substitute arrangements with other third parties. Virtually all of these administrative services have transitioned to our control. However we may be unable to continue to provide these services because of financial or other constraints or we may be unable to implement substitute arrangements on a timely basis on terms that are favorable to us, or at all.

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

The ownership by our executive officers and our directors of shares of BioXcel common stock, options to purchase shares of BioXcel common stock, or other equity awards of BioXcel may create, or may create the appearance of, conflicts of interest. Our Chief Executive Officer continues to serve in the same respective roles at BioXcel. Two of our four directors currently serve on both our board of directors and the board of directors of BioXcel. Because of the current positions of our executive officer and our directors with BioXcel, they own shares of BioXcel common stock, options to purchase shares of BioXcel common stock or other equity awards of BioXcel. Our Chief Executive Officer, Vimal Mehta, Ph.D. and one of our directors, Krishnan Nandabalan, Ph.D., each own approximately 42% and 42%, respectively, of outstanding BioXcel voting stock. Ownership by our executive officers and directors of common stock or options to purchase common stock of BioXcel, or any other equity awards, creates, or, may create the appearance of, conflicts of interest when these individuals are faced with decisions that could have different implications for BioXcel than the decisions have for us, including decisions that relate to our Services Agreement, Contribution Agreement, as well as potential agreements relating to future product candidates and AI-related services or collaborations. In connection with the Separation, our chief executive officer has agreed to recuse himself with respect to voting on any matter coming before either BioXcel’s or our board of directors related to our relationship with BioXcel, although he will still be permitted to participate in discussions and negotiations. Any perceived conflicts of interest resulting from investors questioning the independence of our management or the integrity of corporate governance procedures may materially affect our stock price.

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

We and our stockholders may not achieve some or all of the expected benefits of a separation from Bioxcel.

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

The assets and resources that we acquired from BioXcel  may not be sufficient for us to operate as a stand-alone company, and we may experience difficulty in separating our assets and resources from BioXcel.

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

Our historical financial information does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as a separate company during the periods presented or those that we will achieve in the future. Prior to the contribution of our assets from BioXcel, our research and development activities were conducted by BioXcel as part of its broader operations, rather than as an independent division or subsidiary. BioXcel also performed various corporate functions relating to our business. Our historical financial information reflects allocations of corporate expenses from BioXcel for these and similar functions. We believe that these allocations are comparable to the expenses we would have incurred had we operated as a separate company, although we may incur higher expenses as a separate company.

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

Our strategy for the development and commercialization of our proprietary product candidates may include the formation of collaborative arrangements with third parties. We are a  party to two collaboration agreements (Research and Clinical) with Nektar Therapeutics, Inc., or Nektar, relating to Nektar’s NKTR-214 compound and BXCL 701. Existing and future collaborators have significant discretion in determining the efforts and resources they apply and may not perform their obligations as expected. Potential third party collaborators include biopharmaceutical, pharmaceutical and biotechnology companies, academic institutions and other entities. Third-party collaborators may assist us in:

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

As of September 30, 2018, we employed a total of sixteen full-time employees. In addition, we have access to certain of BioXcel’s employees and resources through the various agreements we have entered into with BioXcel. Our current internal departments include finance, research and development and administration. We have been expanding our management team to include an operation ramp up of additional technical staff required to achieve our business objectives. We will need to continue to expand our managerial, operational, technical and scientific, financial and other resources in order to manage our operations and clinical trials, establish independent manufacturing, continue our research and development activities, and commercialize our product candidate. Our management and scientific personnel, systems and facilities currently in place may not be adequate to support our future growth.

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

Our operations, and those of our directors, advisors, contractors, consultants, CROs, and collaborators, could be adversely affected by earthquakes, floods, hurricanes, typhoons, extreme weather conditions, fires, water shortages, power failures, business systems failures, medical epidemics and other natural and man-made disaster or business interruptions. Our phones, electronic devices and computer systems and those of our directors, advisors, contractors, consultants, CROs, and collaborators are vulnerable to damages, theft and accidental loss, negligence, unauthorized access, terrorism, war, electronic and telecommunications failures, and other natural and man-made disasters. Several of our employees conduct business outside of our headquarters and leased or owned facilities. These locations may be subject to additional security and other risk factors due to the limited control of our employees. If such an event as described above were to occur in the future, it may cause interruptions in our operations, delay research and development programs, clinical trials, regulatory activities, manufacturing and quality assurance activities, sales and marketing activities, hiring, training of employees and persons within associated third parties, and other business activities. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

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

You should consider an investment in our common stock to be risky, and you should invest in our common stock only if you can withstand a significant loss and wide fluctuations in the market value of your investment. Some factors that may cause the market price of our common stock to fluctuate, in addition to the other risks mentioned in this "Risk Factors" section, are:

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

As of September 30, 2018,  our directors, executive officers and principal stockholders, and their respective affiliates, beneficially own approximately 62% of our outstanding shares of common stock. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting. If we fail to comply with the rules under the Sarbanes-Oxley Act related to disclosure controls and procedures in the future, or, if we discover material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult. In connection with the audit of our financial statements for the years ended December 31, 2017 and 2016, our management concluded that we had material weaknesses in its internal controls because we did not have adequately designed internal controls to ensure the timely preparation and review of the accounting for certain complex, non-routine transactions by those with appropriate technical expertise, which was necessary to provide reasonable assurance that our financial statements and related disclosures would be prepared in accordance with generally accepted accounting principles in the United States of America. In addition, we did not have adequately designed and documented financial close and management review controls to properly detect and prevent certain accounting errors and omitted disclosures in the financial statements and related footnotes. We believe we have addressed this weakness by establishing proper closing procedures involving account reconciliations, engaging a third party to assist us with analyzing technically complex and non-routine transactions, the creation of a larger finance function with additional personnel, including the recruitment of a controller, assistant controller and administrative support personnel. This investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If additional material weaknesses or significant deficiencies are discovered or if we otherwise fail to achieve and maintain the adequacy of our internal control, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock could drop significantly.

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

Item 6. Exhibits

Exhibit No.	Description
10.1#	Clinical Trial Collaboration Agreement, dated September 21, 2018, by and between BioXcel Therapeutics, Inc. and Nektar Therapeutics

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_____________________________________________

*            Filed Herewith

#            Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934..

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BioXcel Therapeutics, Inc.

Dated: November 9, 2018	By:
/s/ Vimal Mehta
Vimal Mehta
Chief Executive Officer
(Principal Executive Officer)

Dated: November 9, 2018	By:
/s/ Richard Steinhart
Richard Steinhart, Chief Financial Officer
(Principal Financial Officer)