Form 10-K
period 2018-12-31
BioXcel Therapeutics, Inc.
filed 2019-03-12
CIK 1720893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark one)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the year ended December 31, 2018
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to .

Commission file number 001‑38410

BioXcel Therapeutics, Inc

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	82‑1386754 (I.R.S. Employer Identification No.)
555 Long Wharf Drive New Haven CT (Address of principal executive offices)	06511 (Zip Code)

Registrant’s telephone number, including area code: (475) 238‑6837

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $0.001 per share	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”  and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non‑accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐    No ☒

The approximate aggregate market value of voting stock held by non-affiliates of the registrant, based upon the last sale price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2018, as reported on the NASDAQ Capital Market, was approximately $55,002,678. This calculation excludes approximately 9,666,993 shares held by directors, executive officers and 10% or greater shareholders of the registrant. Exclusion of these shares does not constitute a determination that each such person is an affiliate of the registrant..

There were 15,663,221 shares of $.001 common stock outstanding at March 11, 2019.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10‑K, or this Annual Report, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Annual Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

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

Any forward-looking statements in this Annual Report reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part I, Item 1A. “Risk Factors” and elsewhere in this Annual Report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

This Annual Report also contains estimates, projections and other information concerning our industry, our business, and the markets for certain diseases, including data regarding the estimated size of those markets, and the incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources.

PART I

All brand names or trademarks appearing in this report are the property of their respective owners. Unless otherwise indicated or the context requires otherwise, references in this report to “we,” “our,” “us,” “BTI,” the “Company” and similar expressions refer to BioXcel Therapeutics, Inc.

Item 1. Business

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

We believe that this differentiated approach has the potential to reduce the cost and time of drug development in diseases with substantial unmet medical need. Our two most advanced clinical development programs are BXCL501, a sublingual thin film formulation of the α2a adrenergic receptor agonist dexmedetomidine, or Dex, for acute treatment of agitation resulting from neurological and psychiatric disorders, and BXCL701, an immuno‑oncology agent for treatment of a rare form of prostate cancer and pancreatic cancer.

We intend to develop first‑in‑class, high value therapeutics by leveraging EvolverAI, a research and development engine created and owned by our parent, BioXcel Corporation, or BioXcel. We believe the combination of our therapeutic area expertise and our ability to generate product candidates through our exclusive collaborative relationship with BioXcel in the areas of neuroscience and immuno‑oncology gives us a significant competitive advantage. EvolverAI was developed over the last decade and integrates millions of fragmented data points using artificial intelligence, or AI and proprietary machine learning algorithms. After evaluating multiple product candidates using EvolverAI, we selected our lead programs because our analysis indicated these drugs may have utility in new therapeutic indices where there is substantial unmet medical needs and limited competition. By focusing on clinical candidates with relevant human data, we believe our approach will help us design more efficient clinical trials, thereby accelerating our product candidates’ time to market. We retain global development and commercialization rights to these two programs.

Our Clinical Programs

The following table summarizes our lead development programs:

BioXcel Therapeutics Pipeline: Rapid Human PoC and Development Path

First-in-class neuroscience and immuno-oncology pipeline with multiple near-term milestones

Program	Product Candidate	Phase 1/2	Phase 2/3	Anticipated Milestones	Worldwide Rights
Treatment of Acute Agitation	**BXCL501** (Selective α_{2a} Adrenergic Receptor Agonist)	Bioavailability Study (multiple doses) → Schizophrenia/Bipolar; Geriatric Dementia	Schizophrenia/Bipolar; Geriatric Dementia	✓BA study initiated with BXCL501 (4Q 2018) • BA study data readout (1H 2019) • Launch registration trials (2019)	bioxcel therapeutics
Immuno-Oncology	**BXCL701** (DPP 8/9 & FAP Inhibitor)	Neuroendocrine Prostate Cancer (tNEPC); Pancreatic Cancer		✓Initiated tNEPC phase 1b/2 trial (4Q 2018) • Initiate pancreatic trials (1H 2019) • Preliminary tNEPC readout (2H 2019) • Preliminary pancreatic readouts (2H 2019)	bioxcel therapeutics
Pipeline Expansion	BXCL501 BXCL701	Delirium, Opiate Withdrawal Exploring Multiple Tumor Types		• New indications & geography expansion (2019)	bioxcel therapeutics
Future Programs		Additional Discovery Through an Exclusive AI Relationship with BioXcel (parent)			

*Bioavailability (BA) study for optimizing BXCL501 sublingual thin film dose for Phase 3 registration trials bioxcel therapeutics
1
Proprietary & Confidential

Our Strategy

Our goal is to become a leader in the field of neuroscience and immuno‑oncology. The key elements to achieving this goal are to:

•

Advance BXCL501, a sublingual thin film formulation of Dex, a selective α2a adrenergic receptor agonist, designed for acute treatment of agitation, to approval through an FDA Section 505(b)(2) pathway.

•

Neurological and Psychiatric Disorders.  We believe that BXCL501 has the potential to become the standard of care for the acute treatment of agitation arising from diseases such as schizophrenia, bipolar disorder, senile dementia (Alzheimer’s type), and other indications. Dex has been shown to significantly reduce agitation in elderly patients experiencing post surgical anesthetic‑induced delirium who did not respond to treatment with haloperidol, a potent antipsychotic that is used to treat symptoms for schizophrenia.

•

Additional Indications.  We may plan to expand into additional indications for acute treatment of agitation resulting from delirium, alcohol or opioid withdrawal, and post‑traumatic stress disorder, or PTSD, as well as explore the use of BXCL501 in patients who are claustrophobic and anxious awaiting an MRI or other out-patient medical procedures.

•

Advance BXCL701 into Phase 2 trials to assess its potential to be the first approved therapy for treatment-emergent neuroendocrine prostate cancer, or tNEPC, and for the second line treatment of pancreatic cancer.

•	tNEPC (Orphan Segment of Prostate Cancer). BXCL701 was previously studied in multiple clinical trials and demonstrated single agent anti‑tumor activity in melanoma, an immuno‑sensitive tumor. We believe the existing preclinical and clinical data for BXCL701 may significantly reduce our development time for this compound. The FDA accepted our IND proposal to test BXCL701 in tNEPC, and the trial opened to accrual in February 2019.

•

Pancreatic Cancer.  Data indicates that fibroblast activation protein positive, or FAP contribute to checkpoint inhibitor resistance, and immunosuppression more generally in pancreatic cancer. We believe this provides a strong rationale for combining BXCL701 with a checkpoint inhibitor avelumab (Bavencio) or nivolumab (Opdivo). Furthermore we have shown strong synergy between BXCL 701 checkpoint inhibition and NKTR 214, a CD122 based agonist of IL2, in a pancreatic preclinical model. BXCL701 has been granted orphan drug designation by the FDA for the treatment of pancreatic cancer. We believe the existing clinical and preclinical data for BXCL701 in pancreatic cancer may reduce our development time for this compound.

•

Potential for Accelerated Clinical and Regulatory Approval.  Given that both indications represent high unmet medical needs with few treatment options, we intend to pursue breakthrough therapy designation and accelerated approval pathways for both indications.

•

Additional Indications.  We believe BXCL701 is active at multiple stages of the cancer immunity cycle and therefore we believe BXCL701 offers a “pipeline in a product” platform given its potential application across other solid tumor types. Existing preclinical and clinical evidence support the combination of BXCL701 with checkpoint inhibitors and/or agents that act on “co-stimulatory” pathways within immune effector cells. Moreover, agents that stimulate antibody‑dependent cell‑mediated cytotoxicity, (ADCC) or cell-based therapies such as chimeric antigen receptor T‑cell (CAR‑T) therapy, oncolytic viruses or  therapeutic vaccines all represent potential combination with BXCL701.

•

Identify biomarkers to select patients who have the highest likelihood to respond to our product candidates.  Predicting optimal drug responses in patients requires the identification and validation of predictive biomarkers. We believe that our ability to identify patient subsets most likely to respond to our product candidates will increase the clinical benefit to patients and improve the probability of success of our clinical trials. The indications for our lead product candidate BXCL701 were chosen in part because they are known to overexpress dipeptidyl peptidase or DPP 8/9 and Fibroblast Activation Protein or FAP. Our planned PoC clinical trial of BXCL701 will examine biomarkers retrospectively related to its molecular and cellular targets to identify those that may correlate with clinical efficacy and increase our likelihood of success.

•

Enhance our R&D pipeline by leveraging our therapeutic area expertise with EvolverAI to identify, develop and commercialize new product candidates in neuroscience and immuno‑oncology.  In addition to our leading clinical programs and our emerging and future pipeline, we intend to select our next clinical program during 2019. We have established translational and development expertise, which we believe will help us advance the present and future product candidates in these fields. We may also opportunistically in‑license additional product candidates identified through our AI platform approach within our core areas of expertise.

•

Maximize the commercial potential of our product candidates.  We have worldwide development and commercialization rights to our BXCL501, BXCL701, BXCL502 and BXCL702 product candidates. If BXCL501 and BXCL701 are approved in the United States, we would consider building a specialty sales force in the United States and/or collaborate with third parties to maximize the potential of our product candidates. Furthermore, we intend to commercialize BXCL501 and BXCL701 outside the United States through collaborations with third parties.

Our Novel Drug Re-Innovation Approach

Our AI‑based discovery and development process is the foundation of our drug re‑innovation model for identifying the next wave of medicines. Our therapeutic area experts have over 60 years of experience across the drug discovery and development value chain. We believe EvolverAI is a novel method of finding potential product candidates because it combines the comprehensiveness and efficiency of machine learning and big data analytics with the expertise and intuition of human experience in drug development. We believe the combination of our therapeutic area expertise and our ability to generate therapeutic candidates in neuroscience and immuno‑oncology through our exclusive collaborative relationship in those areas with BioXcel give us a significant competitive advantage.

The pharmacological space spans more than 27,000 active pharmaceutical agents and only approximately 4,000 are approved and marketed drugs benefiting patients. These marketed drugs may be applied to other indications, including rare diseases, and represent an untapped potential for meeting significant unmet medical need and recoupment of research and development investments. A large number of the remaining agents are clinical candidates that are active, shelved or have failed for reasons other than toxicity and can potentially be re‑engineered for different indications or patient segments. They potentially represent an unrealized investment of billions of research and development dollars by the private and public sectors, resulting in an immeasurable amount of patient suffering and sacrificing during clinical development.

Traditional drug development is plagued with low success rates (11.3%, according to Tufts Center for the Study of Drug Development White Paper, 2015), long drug development cycles (10‑15 years, according to PhRMA Key Facts 2016) and exorbitant development costs ($2.6 billion per drug, according to PhRMA Key Facts 2016). Furthermore, many serious diseases continue to go unaddressed due to limitations of the current drug discovery paradigm. The recent advent of numerous ‘omics’ technologies (genomics, proteomics) and rapid advances in science and medicine are generating terabytes of valuable unexploited knowledge that is widely distributed in multiple big data lakes with several orders of complexity and variety. Much of this data is not being systematically applied to the development of next‑generation therapeutics, thus preventing the optimization of drug development utilizing the understanding of technology, science, medicine, markets and commercial opportunities. The efficient and intuitive use of big data remains a bottleneck and a challenge to the pharmaceutical industry. Taken together, these factors underscore the need for fundamental new approaches to drug discovery and development. The market opportunity to identify new uses for existing pharmacological agents remains substantial, due to the lack of technology‑driven insights. Our parent, BioXcel, has created a proprietary R&D engine, EvolverAI, for drug re‑innovation that provides a proprietary systems‑based approach designed to unlock the hidden value in drugs. The combination of our therapeutic area expertise and our exclusive collaborative relationship with BioXcel enables us to screen, analyze, and identify the product candidates that we believe have a high likelihood of benefiting patients. The compounds in our pipeline have been identified using this proprietary platform.

EvolverAI is designed to eliminate human bias by scanning millions of data points from disparate data sources to create network maps. The nodes and connections in the network map are weighted and ranked based on the validity of supporting evidence using disease specific algorithms. They are then further analyzed using artificial intelligence and machine learning approaches supplemented by human domain‑based expertise to uncover novel connections between disease parameters, molecular targets, mechanisms of actions and product candidates.

This drug re‑innovation model is exemplified by the successful development and commercialization of drugs such as Tecfidera (Biogen, Inc.), Thalomid (Celgene Corporation) and Viagra (Pfizer, Inc.). All of these drugs were identified by insights in biology and disease pathophysiology. The successful business models of biotech companies like Puma Biotechnology, Inc. and Corvus Pharmaceuticals, Inc. are based on the re‑innovation of existing clinical candidates or marketed drugs to provide novel solutions for patients. Unfortunately, such discoveries have been severely limited in scope due to the lack of a genuinely integrated big data analytics based approach.

We believe that only EvolverAI allows a comprehensive and unbiased evaluation of the complete pharmacological space. Our drug portfolio was identified using EvolverAI and the lead programs were chosen among more than 20 compounds selected using this approach. We believe our drug re‑innovation model and exclusive collaborative relationship with BioXcel has the potential to reduce the cost and time of drug development, help us design more efficient trials and accelerate our product candidates time to market. This assumption is based on capitalizing product candidates with substantial clinical data and mitigated risk due to well‑defined safety profiles, known PK/PD properties, and an established manufacturing and regulatory path. Our approach is illustrated below:

BXCL501, Potential First‑in‑Class Sublingual Thin Film, α2a Adrenergic Receptor Agonist, for Acute Treatment of Agitation

Overview

BXCL501 is a potential first in class sublingual thin film formulation of Dex designed for acute treatment of agitation in neurodegenerative and psychiatric disorders. Dex has been well tolerated, having been prescribed to millions of patients as the sedative and anesthetic Precedex and has been studied in over 130 clinical trials. BXCL501 is designed to be a non invasive, easy to administer agent that has a rapid onset of action, which is critical for the acute treatment of agitation. We estimate that over 500,000 patients who suffer from agitation associated with senile dementia Alzheimer’s type (SDAT) in the United States annually could be eligible for the acute treatment of agitation with BXCL501. In schizophrenia and bipolar disease, we estimate that over 600,000 patients in the United States annually could be eligible for the acute treatment of agitation with BXCL501. The current treatment options for acute treatment of agitation utilize antipsychotics and benzodiazepines, which have suboptimal safety and compliance issues. Antipsychotics have a black box warning for use in the elderly and can produce debilitating side effects when given acutely, and should only be considered for invasive intramuscular, or IM, delivery in highly aggressive patients requiring restraint. Benzodiazepines are predominantly in pill form, which require swallowing and can produce excessive sedation. We have designed a clinical development program that takes advantage of the U.S. Food and Drug Administration’s, or FDA, Section 505(b)(2) regulatory pathway and leverages the existing clinical and safety dataset of intravenous, or IV, formulation of Dex.

Agitation Overview and Market Opportunity

Agitation is a common symptom of neurological and psychiatric disorders that currently can only be addressed with invasive treatments in institutional facilities. Agitation is characterized by feelings of unease, excessive talking and/or unintentional and purposeless motions, such as wringing of the hands or pacing. People experiencing agitation may also express excitement, hostility, poor impulse control, tension, uncooperativeness and sometimes disruptive behavior, which could lead to aggression and violence. Often symptoms of agitation are observed with anxiety or aggressive behavior. In many cases, people develop agitation when treatment for their underlying disorder is not working well. Stressful situations or traumatic events can also trigger agitation. Agitation can occur suddenly or slowly and vary in length, lasting for a few minutes or for an extended period of time.

With the agitation issues associated with schizophrenia and bipolar disease coupled with a fast‑growing elderly population, the difficulties and expenses of acute treatment of agitation are expected to grow significantly. Based on our market research, we estimate that in 2016 the total direct financial cost of all aspects of care for agitation in AD was approximately $40 billion. Management believes that in the near future, the total direct financial cost of all aspects of care for agitation across schizophrenia and bipolar disorder will exceed the costs associated with agitation in AD. Below are estimated statistics associated with BTI’s initial indications targeting agitation in AD, schizophrenia and bipolar disease.

U.S. Market for Treating Agitation
	Alzheimer’s Disease	Schizophrenia/Bipolar Disease
Total Patient Population	5,100,000	8,000,000
Diagnosed Agitated Patients	~1,000,000 (30%)	~4,000,000 (50%)
Agitated Patients Receiving Treatment	~525,000 (35%)	~2,000,000 (20%)
Percent treatable by BXCL 501	100%	33%
BXCL501 Addressable Market	~525,000	660,000
Estimated Annual Usage per Patient	24	12
Potential Addressable Annual Usage	12,840,000	7,920,000

Limitations of Current Treatments for Agitation

Despite observed suboptimal safety and side effect profile, antipsychotics are currently used off‑label to treat agitation in dementia as well as delirium and are currently the standard of care for the acute treatment of agitation in schizophrenia and bipolar disease. IM delivered antipsychotics, such as haloperidol and risperidone, are used extensively in this setting but are invasive and require patient restraint. Furthermore, these treatments include a black box warning for use in elderly patients. While sublingual tablet formulations utilizing antipsychotics have been developed, these sublingual formulations have long half‑lives (21‑24 hours) and significant side effects when given either acutely or chronically. Oral agents such as benzodiazepines are also used but have a slower onset of action and are consequently not effective in the acute treatment of agitation. Side effects of these agents include sedation, amnesia, confusion and a paradoxical response. They can intensify cognitive slowing, cause dependence and can contribute to increased risk of falls and fractures. In addition, long‑term use of benzodiazepines has been found to be habit‑forming and can cause addiction. Non‑adherence with oral agents can also be problematic as patients may attempt to spit out these medications. We believe that based on the current method of administration of oral medicine for agitation, the sublingual thin film offers compliance advantages as it will prevent patients from avoiding treatment.

There is precedent for FDA approval of a non‑invasive therapy for the acute treatment of agitation. In 2012, Adasuve, an inhaled version of the antipsychotic loxapine, became the first approved non‑invasive acute treatment for agitation in patients with schizophrenia and bipolar disease. The number of hospitals and pharmacies that can administer Adasuve is limited due to a risk of management program, and Adasuve also has a high incidence of side effects. Upon launch, Adasuve was priced at $145 per dose.

The sublingual route of administration is becoming an accepted alternative to oral administration of drug delivery to the central nervous system, or CNS when rapid onset or more controlled delivery is required. Currently, there are six products that are approved for sublingual thin film administration. For example, Cynapsus Therapeutics, Inc. (acquired by Sunovion Pharmaceuticals, Inc.), is a specialty CNS pharmaceutical company that developed a fast‑acting, easy‑to‑use, apomorphine sublingual thin film for the on‑demand management of debilitating episodes of tremor associated with Parkinson’s Disease. We are in the process of developing a differentiated sublingual thin film dosage form of Dex, which, if approved, may offer benefits such as ease of use and quick absorption for rapid therapeutic effects.

Mechanism of Action: α2a Adrenergic Receptor and NE Role in Acute Agitation

BXCL501, a sublingual thin film formulation of the sedative and anesthetic agent Dex, is designed to be easily administered and has a rapid onset of action. We believe that BXCL501, with its differentiated pharmacology and ease of administration, if approved, could potentially be a first‑in‑class, non‑invasive acute treatment for agitation that can be rapidly administered by physicians and caregivers. Dex is approved in the United States for the sedation of initially intubated and mechanically ventilated patients during treatment in the Intensive Care Unit, or ICU. It is also used in the intensive care setting for sedation of non‑intubated patients prior to and/or during surgical and other invasive procedures. Dex, launched in the United States as Precedex in 1999, is a selective α2a adrenergic receptor agonist that has a strong safety record and has been studied in over 130 clinical trials to date. It has also been launched in the European Union and multiple other countries under the trade name Dexdor as a sedative for intensive care patients. Dex gained approval by the European Medicines Agency, or EMA, for sedation of adult ICU patients (requiring a sedation level no deeper than arousal in response to verbal stimulation). It has been used to prevent or treat hyperactive delirium resulting from anesthesia in the ICU. Given these uses of the IV formulation of Dex, we believe Dex formulated in a sublingual thin film will allow for ease of administration in settings where rapid acute treatment of agitation is needed.

Phase 1 IV Dexmedetomidine Studies

Throughout 2018 we completed four trials and announced the results from several proof-of-concept Phase 1 studies of intravenous, or IV, Dex for acute treatment of agitation. The initial study in healthy middle-aged and elderly participants enrolled 16 healthy volunteers aged 55-75. The primary endpoint of the study was the dose and drug exposure levels required to produce mild sedation, which served as a surrogate endpoint for treating agitation using the Richmond Agitation- Sedation Scale, or RASS, score.

The goal of the healthy volunteer study which was met was to achieve mild sedation without any clinically meaningful cardiovascular side effects. The IV formulation of Dex achieved mild sedation or a RASS score of -1 in patients at a Dex exposure level without producing any clinically meaningful effects on blood pressure and/or heart rate.     This effect was evident in eleven (11) out of twelve (12) subjects on the IV formulation of Dex and occurred within thirty minutes of starting the dose which produced the desired effect. In contrast, a mild sedating effect was seen in only 1 out of 4 individuals on placebo. The mild sedative effects of the IV formulation of Dex persisted for ninety to one hundred and twenty minutes, a clinically relevant duration. The study also found that the IV formulation of Dex was well tolerated and the results supported further clinical evaluation of dexmedetomidine in acute treatment of agitation resulting from neuropsychiatric disorders including schizophrenia and Senile Dementia of the Alzheimer’s Type, or SDAT.

Following the study in healthy middle-aged and elderly participants we announced positive results from a Phase 1b study evaluating the IV formulation of Dex for acute treatment of agitation in patients suffering from schizophrenia. The trial met its primary endpoint by identifying a safe dose of IV Dex that produced a mild arousable sedation, defined by a RASS score of -1. The study enrolled a total of fourteen (14) patients. Ten (10) patients in the treatment arm received IV Dex therapy, while four (4) patients received placebo. Dose escalation was performed by infusing 0.2 to 0.6 mcg/kg/hr of the IV formulation of Dex over a period of thirty minutes. The dose range in this study was consistent with the range used in the healthy volunteer study.

The study demonstrated that nine out of ten patients in the treatment arm achieved a RASS score of -1, while no patients in the placebo arm experienced meaningful sedation. Additionally, the drug was well tolerated without any clinically adverse effects on blood pressure and/or heart rate. As a secondary endpoint, nine out of ten patients in the treatment arm had agitation reduced to a minimum as measured by a PEC score of 7 or below (“PEC” Positive and

Negative Symptom Scale - Excitatory Component is a five item scale that measures symptoms of agitation with each item rated from 1 Absent to 7 Extreme) in contrast with 0 out of 4 of the placebo patients.

We announced positive results from our Phase 1b study evaluating the IV formulation of Dex for acute treatment of agitation in patients suffering from SDAT on January 2, 2019.

The SDAT trial met its primary endpoint by identifying a safe dose of IV Dex that produced a mild arousable sedation, defined by a RASS of -1.  This study enrolled a total of fourteen SDAT patients. Ten patients in the treatment arm received IV Dex therapy, while four patients received placebo. In accordance with study designs used in previous participant populations, Dex treatment was begun at 0.1 mcg/kg/h and dose escalation occurred every thirty minutes by increasing the infusion rate by 0.1 mcg/kg/h to a maximum infusion of 0.5 mcg/kg/h. Such dosing allowed for the efficient determination of the optimal dose in each participant. The study demonstrated that seven out of ten patients in the treatment arm achieved arousable sedation (RASS score of -1), versus only 1 of 4 patients in the placebo arm.  The drug was well tolerated without any clinically significant adverse events.

Data from the SDAT study, and the previously completed Phase 1 studies of IV Dex in agitated patients with schizophrenia and healthy elderly volunteers is currently being used to determine the optimal dose of BXCL501, a sublingual thin film formulation of Dex.

Investigational New Drug approval and Fast Track Approval designation

In December 2018, the FDA accepted our Investigational New Drug (IND) application for BXCL501 in a first-in-human pharmacokinetic (bioavailability) and safety study in healthy volunteers.

Follow the IND acceptance, on December 27, 2018, we announced that the FDA had granted us Fast Track Designation for BXCL501.

FDA’s Fast Track program is designed to provide certain benefits for new drugs that treat serious or life-threatening conditions and demonstrate the potential to address unmet medical needs. The designation provides the opportunity for more frequent meetings with the FDA over the course of development and allows for the potential of rolling submission of individual sections of a New Drug Application for review. If supported by clinical data, this designation allows for the potential of priority review.

BXCL 501 Clinical Trials

With the FDA acceptance of our IND for BXCL501 we dosed multiple patient cohorts in our Phase 1 pharmacokinetic (bioavailability) and safety study of BXCL501, using our proprietary sublingual thin-film formulation of Dex.

The IND-opening Phase 1 study is a placebo-controlled, single dose, dose-escalation study of BXCL501 that is expected to enroll up to 60 healthy adult volunteers across various dosing groups. The primary endpoints are pharmacokinetics and safety, with secondary endpoints including assessment of pharmacodynamics (PD) and the relationship between BXCL501 concentrations and PD endpoints. The Company expects to report top-line data from the study in the first half of 2019 which it anticipates will provide a path for BTI to launch the anticipated registration studies. We expect to complete dosing of these patients during the first quarter of 2019. If this trial is successful, it could potentially lead to the start of a registration trial in the second half of 2019.

The planned Phase 3 registration trials using BXCL501 for acute treatment of agitation in AD, schizophrenia and bipolar disease will utilize the Section 505(b)(2) regulatory pathway. We anticipate that these studies will consist of multicenter, randomized, double‑blind, placebo controlled parallel‑group studies with a few hundred patients for each of the indications. For the schizophrenia and bipolar registration trials, we expect the Positive and Negative Symptom Scale – Excitatory Scale – Excitatory Component, or PEC Score will be used to assess efficacy. The PEC Score can capture the change in levels of agitation as the primary endpoint as well measure other psychiatric secondary endpoints. All studies will be designed to be conducted in either a hospital or psychiatric in‑patient unit.

Treatment of agitation remains a significant global healthcare challenge in patients with drug and alcohol withdrawal, delirium and post-traumatic stress disorder, as the currently available treatment options are suboptimal, invasive, difficult to administer and often pose safety issues.

Manufacturing

We have successfully completed Good Manufacturing Practices, GMP, manufacturing and delivery of BXCL501 drug product – sublingual thin films ranging from 10 micrograms to 60 micrograms – for clinical investigation.

Other Neuropsychiatric /Neurodegenerative Indications

Given the differentiated properties of BXCL501 and its selective mechanism of action, we believe that BXCL501 has the potential for broad applicability across several indications where agitation is a symptom of a condition or underlying disease. Schizophrenia/bipolar were chosen as our lead indications. Dementia was chosen based on high unmet medical need and lack of a safe and well-tolerated standard of care for acute treatment of agitation in elderly patients suffering from AD. Schizophrenia and bipolar disorder were also chosen because of the high incidence of agitation in the emergency room and psychiatric outpatient setting resulting from agitation due to residual psychosis or hypo/mania and the need for a noninvasive rapidly acting agent in this setting. There are additional neurological and psychiatric disorders as well as medical conditions where agitation is a symptom that requires treatment. If we observe positive efficacy results in dementia and schizophrenia patients, we believe this will provide further proof of concept that BXCL501 has therapeutic potential in other neurodegenerative and psychiatric disorders where agitation is a disruptive symptom for patients and caregivers.

A brief description of potential indications that we could pursue in the future with BXCL501 is summarized below. We will determine the timing and prioritization of additional indications as warranted by emerging data.

•

Opioid Withdrawal Syndrome. The burden of treating the current ongoing epidemic of heroin and opiate dependence remains a major priority for federal and state public health services and private healthcare industry. Opioid withdrawal is characterized by physiological symptoms of activation of various bodily functions clinically measured using opioid withdrawal symptom scales (e.g. the Clinical Opioid Withdrawal Scale or COWS). Currently preferred options for treatment of acute opioid withdrawal include Medication Assisted Treatment (MAT) which substitute opiates with lesser abuse potential drugs such as methadone or buprenorphine. Recently lofexidine (Lucemyra ®), with a similar MOA to Dex, was approved for the treatment of symptoms associated with acute opioid withdrawal. We believe Dex may similarly treat symptoms of acute opioid withdrawal similar MOA by reducing withdrawal symptoms which could be tested in a PoC trial with the IV formulation of Dex in treating acute opioid withdrawal symptoms. We believe that the intrinsic properties of Dex delivered via BXCL501 could provide advantages to patients, providers and payers in efficacy, flexible dosing and treatment management over other currently available non-opioid interventions for acute opioid withdrawal for individuals suffering from opioid use disorder.

•

In order to further investigate the use of Dex for the treatment of symptoms associated with Opioid withdrawal, a Phase 1b study of IV Dex in patients suffering from opioid withdrawal symptoms was announced in February 2019.. The positive data from this Phase 1b trial provides evidence to expand the potential market for BXCL501, beyond the company’s current focus for acute treatment of agitation in neuropsychiatric indications. The study further confirms that BXCL501’s selective alpha-2a adrenergic receptor mechanism has potential application in opioid withdrawal symptoms, in addition to the acute treatment of agitation in schizophrenia, bipolar disorder and dementia. Opioid addiction is difficult to overcome largely because of the severe symptoms associated with withdrawal, an area in need of more effective non-opioid treatment options. BTI conducted the clinical study in a total of 15 patients with opioid dependence. Ten subjects were enrolled in the treatment arm while five subjects were enrolled in the placebo arm. Symptoms of opioid withdrawal were evaluated using the Clinical Opioid Withdrawal Scale (COWS), an 11-item scale that measures a constellation of withdrawal symptoms experienced after abstaining from opioid use. All ten subjects receiving IV Dex responded to treatment, while there were no responders in the placebo arm. Results from this study demonstrated that IV Dex effectively mitigated the physiological symptoms of opioid withdrawal.
•

Delirium.  There are a number of studies which suggest that Dex can either prevent or mitigate agitation resulting from delirium based on information in an article published in the International Journal of Scientific Reports in 2017 by Zhang et al. We believe BXCL501 could be used in non‑surgical medical situations where hyperactive delirium is an outcome. We also believe BXCL501 would potentially be of high value in elderly patients in many medical situations outside of the ICU, such as the hospital floor and nursing homes. As a result of the delirium studies mentioned in the clinical section above, there is a defined therapeutic index in elderly patients which we believe may allow us to directly initiate a PoC clinical trial, without conducting the IV formulation of Dex study, potentially followed by a registration trial with BXCL501.

•

Alcohol Withdrawal Syndrome.  Acute alcohol withdrawal remains a widespread problem in hospitalized patients. Benzodiazepines remain the primary treatment for alcohol therapy to help control hyperadrenergic output in patients resulting in withdrawal. These patients are at increased risk of experiencing respiratory depression from benzodiazepine therapy. Based on information in an article published in The American Journal of Drug and Alcohol Abuse in 2015 by Wong et al., in clinical trials, IV administration of Dex has shown potential for treating alcohol withdrawal syndrome. We believe that performing a controlled clinical trial with BXCL501 in this population would be a logical next step to develop this product candidate.

•

Hyperarousal in PTSD.  Hyperarousal is a primary symptom of post‑traumatic stress disorder, or PTSD. It occurs when a patient becomes hyperaroused which could be as a result of a trigger or another event leading to recollection and re-experiencing or thinking about their trauma. Even though real danger may not be present, their body acts as if there is present danger, causing lasting stress after a traumatic event. The symptoms of hyperarousal include irritability, anger and angry outbursts, constant anxiety, restlessness and sleeping problems. We believe that BXCL501 has the potential to reduce symptoms which lead to agitation as well to produce a more natural sleep if taken before bedtime.

•

Pretreatment for MRI.  Anxiety, due to feelings of claustrophobia or noise associated with an MRI, is common among patients who will undergo the procedure, which requires the patient to remain still. Currently, short acting oral benzodiazepines are used but must be taken well in advance of the MRI and could be followed by sluggishness and fatigue, confusion and amnesia. We believe that BXCL501 has the potential to calm patients so that they remain still during the procedure.

BXCL 701, Potential First‑in‑Class DPP 8/9 and FAP Inhibitor for the Treatment of tNEPC and Pancreatic Cancer

BXCL 701

BXCL 701 is a potential first‑in‑class, highly potent, oral small molecule immuno‑modulator that is designed to both stimulate the innate immune system and inhibit immune evasion by inhibiting dipeptidyl peptidase, or DPP, 8/9 and fibroblast activation protein, or FAP. tNEPC and pancreatic cancer were selected as our lead indications after evaluating more than 100 different cancer types. These two indications are in the top three cancers that overexpressed or amplified DPP 8/9 and FAP. Data in the literature points to a functional role for DPP 8/9 in the biology of tNEPC.  Moreover, in a number of animal models, notably pancreatic cancer, BXCL701 has been observed to have combinatorial activity with checkpoint inhibitors and other combination partners.  These triple combinations result in complete regression with the generation of functional T-cell memory in certain animal models.  Specifically, DPP8 and DPP9 have been shown recently to behave as “immuno‑checkpoints”, as their inhibition results in a potent pro‑inflammatory, anti‑tumor activity by way of the induction of pyroptosis in macrophages. Pyroptosis results in induction of a number of cytokines, notably the pro-inflammatory cytokines IL-1β and IL-18. This cytokine induction is believed to result in the downstream stimulation of multiple tumor‑killing immune cells.  Our data supports this, as it appears that cancer models with a high density of macrophages respond robustly to BXCL701 containing combination therapy, while those models with lower density of macrophages do not respond robustly to BXCL701 containing combination therapy. Taken together we believe that BXCL701 activates an important component of the innate immune system thereby functionally inflaming the tumor microenvironment. Induction of an innate immune response within the tumor provides a host of pro-immune signals which drive subsequent stimulation and recruitment of the adaptive immune system.

Clinically, BXCL701 has been tested in more than 700 healthy subjects and cancer patients across multiple clinical trials, providing evidence of tolerability, proof of mechanism, and single agent anti‑tumor activity. In the latter case, single agent activity was seen in melanoma patients, an immuno‑sensitive tumor. While providing confidence on the safety profile of the drug, these clinical data also provide a maximum tolerated and recommended phase 2 dose to use in future clinical trials and support accelerated clinical development.

Thus, BXCL701 is a potential novel therapy for treatment‑emergent neuroendocrine prostate cancer, or tNEPC, a segment of prostate cancer patients that have progressed on second‑generation androgen inhibitors (Zytiga and Xtandi).  Approximately one in four patients treated with Zytiga and Xtandi are expected to develop tNEPC based on current clinical literature. The combined global sales of Zytiga and Xtandi, which are only approved for prostate cancer treatment, were over $5 billion in 2017 and management believes such sales number gives a perspective of the potential market for BXCL701 in this indication. In pancreatic cancer, we estimate that approximately 20,000 patients would be eligible for treatment with BXCL701 annually as about 50% of pancreatic cancer patients can receive 2nd line therapy based on information in an article published in the Annals of Oncology in 2013 by Rahma et al. Based on our analysis, we believe that BXCL701 may establish a differentiated immuno‑oncology platform by functioning as an orally available innate immune activator and in combination with checkpoint inhibitors and other immune activating agents can convert immunologically “cold” cancers to immunologically “hot” ones.

Neurocrine-Prostrate Cancer Overview and Market Opportunity

Prostate cancer is the most common malignancy and is the second leading cause of cancer death in men in the United States. In 2018, there were an estimated 3 million men with prostate cancer in the United States. According to estimates from Surveillance, Epidemiology and End Results Program, SEER, more than 164,000 men are expected to be diagnosed and more than 29,000 men were expected to die from prostate cancer in 2018. While the five‑year survival rate of local and regional prostate cancer is almost 100%, more aggressive forms of the disease such as metastatic prostate cancer have a five‑year survival rate of approximately 30%. These aggressive forms of prostate cancer can initially be treated with androgen deprivation therapy, or ADT, however, almost all patients experience a recurrence in tumor growth which results in the patient having castrate resistant prostate cancer, or CRPC. An estimated 180,000 men in the United States are eligible for treatment with the second‑generation anti‑androgen drugs Zytiga and Xtandi. These drugs have widely become the standard of care and generated combined worldwide sales of over $5 billion in 2017.

Unfortunately, virtually all the patients who respond to Zytiga and Xtandi are expected to progress to even more aggressive forms of prostate cancer requiring further treatment. About one‑third of the progressing patients will develop very aggressive, androgen receptor, or AR‑independent tumors, or tNEPC, for which there is no effective treatment based on information in an article published in the Journal of the National Comprehensive Cancer Network in 2014 by Agarwal et. al. and an article published by Journal of Clinical Oncology in 2014 by Wang et. al. tNEPC specifically displays neuroendocrine differentiation, either pathologically with the presence of the typical neuroendocrine small cells, or molecularly by expressing neuroendocrine markers. BXCL701 is designed to target this tumor segment because

tNEPC has specific biology that is addressable by the mechanism of action of BXCL701. We believe that approximately 30,000 to 40,000 patients in the United States will develop tNEPC and can potentially be treated with BXCL701.

Limitations of Current Treatments for tNEPC

There is no approved therapy for tNEPC and therefore we intend to pursue breakthrough therapy designation for BXCL701. tNEPC patients are treated off‑label with cytotoxic chemotherapies, such as platinum‑based regimens. These treatments have poor efficacy due to their short duration of response and substantial toxicity. As discussed in more detail below, the immuno‑oncology field has made several advances in the treatment of solid tumors. However, several trials of immuno‑oncology agents in patients with prostate cancer, and specifically tNEPC, have shown limited or no anti‑tumor activity. We believe BXCL701 is a potential first‑in‑class therapy in tNEPC given its ability to convert immuno‑resistant tumors to immuno‑sensitive tumors (“cold” to “hot” tumors).

Our Solution: BXCL701, Potential First‑in‑Class, Oral, Small Molecule Inhibitor of DPP 8/9 and FAP

We are not aware of any clinical stage competitors of BXCL701 in the DPP inhibitor class. The product candidate is designed to address the various ways by which DPP 8/9 and FAP play a role in the biology of tNEPC and pancreatic cancer. Specifically, it is able to directly affect tNEPC tumor cell survival and metastases but also modulate andti-cancer immunity against tNEPC and pancreatic cancer as described below.

•Exhibiting Immuno‑mediated Activity Against tNEPC.  BXCL701 may potentially have the ability to modulate the immune system in multiple ways based on information in an article published in the Journal of Cancer Research in 2004 by Adams et al. and an article published in PLOS One in 2013 by Walsh et al., several of which are relevant to its ability to treat tNEPC, including

•	stimulating the activation of multiple immune cell types

•	stimulating tumor cell killing by inducing the priming, migration and cytotoxicity of T‑cells and the formation of memory T‑cells

•	stimulating tumor cell killing by inducing the proliferation and activation of neutrophils

•	inhibiting the immune suppressive FAP+ CAF and Myeloid derived suppressor cell, or MDSC and delaying or preventing tNEPC development

•	synergistically increasing checkpoint inhibitor anti‑tumor activity.

•

Inhibiting tNEPC Growth Factor NPY.  tNEPC is believed to be caused by neuroendocrine cells in the prostate that overexpress NPY. NPY activates the specific G protein‑coupled receptor Y1‑R, which then selectively stimulates growth of AR‑independent, tNEPC‑like cancer cells, while reducing growth in AR‑dependent cells. NPY is a substrate of DPP 8/9, which cleaves it into biologically active forms. DPP 8/9 inhibition in tumor cells decreases the number of viable tumor cells by reducing NPY cleavage.

•

Inhibiting the Formation of tNEPC‑type (Osteoclastic) Bone Metastasis.  Prostate cancer is characterized by the presence of bone‑forming (osteoblastic) metastasis. In contrast, tNEPC is associated with bone‑lysing (osteoclastic) metastasis. BXCL701 is designed to block the bone destruction by osteoclasts through the inhibition of osteoclast differentiation. In an animal model that recapitulated the formation of osteolytic metastasis of tNEPC, BXCL701 was observed to reduce osteoclast activity, bone resorption and tumor burden based on information in an article published in the British Journal of Haematology in 2009 by Pennisi et al.

BXCL 701 for the Treatment of Pancreatic Cancer

Pancreatic Cancer Overview and Market Opportunity

Pancreatic adenocarcinoma, more commonly referred as pancreatic cancer, represents one of the highest unmet needs in oncology. The American Cancer Society estimates that in 2019 there will be approximately 57,000 new diagnoses and 46,000 deaths. Pancreatic cancer has a median five‑year survival rate of only about 8%. Recently, several new therapies have been developed consisting of new formulations of approved chemotherapies. However, these new therapies have limited efficacy with relatively short survival advantages, and well‑known toxicities. It is well understood that the development of new efficacious drugs with manageable toxicity is required to achieve durable responses and increase survival in pancreatic cancer. Pancreatic cancer is known to be a highly immuno‑resistant tumor. Multiple attempts to show anti‑tumor activity of immunotherapies including immune checkpoints have failed due to primary resistance mechanisms. We believe BXCL701 has the potential to address the resistance to immune checkpoint inhibitors (to convert “cold” tumors “hot”) and the combination with Anti-PD-1 inhibitors and other agents, particularly those such as Nektar Therapeutics’  NKTR-214 that activate the adaptive immune response, could generate long and profound responses and the survival increase needed to make a true breakthrough in the treatment of pancreatic cancer.

Abraxane, a new formulation of the chemotherapy agent paclitaxel in combination with gemcitabine, is considered to be the standard of care for newly diagnosed pancreatic cancer in U.S. markets, with annual sales of almost $1 billion. Onivyde, a liposomal formulation of the chemotherapy agent irinotecan, was recently approved for use in second‑line pancreatic cancer based on a two‑month survival increase (six months vs. four months) and only 7.7% ORR, with annual sales of approximately $80 million. Our initial clinical development plan will target second‑line or later pretreated patients, specifically the 50% or more that remain in good clinical condition after first‑line treatment and thus may receive one or more subsequent lines of chemotherapy. Therefore, we believe that the potential number of patients treatable with the combination of BXCL701, a check point inhibitor and Nektar 214, if successfully developed and approved, would be approximately 20,000.

Pancreatic cancer is a high unmet medical need, where approved therapies have limited activity and patients have short survival. As in tNEPC, single agent immune checkpoint inhibition has not shown single agent anti‑tumor activity in pancreatic cancer patients, except in the very small (1-2%) fraction that exhibit MSI-H phenotype, indicating the need for a molecule like BXCL701 to optimize their activity. Preclinical studies indicate that the combination of DPP8/9 and

FAP and immune checkpoint inhibition is active. BXCL701 has been granted orphan drug designation from the FDA for the treatment of pancreatic cancer.

BXCL 701 Clinical Trials

We have initiated one BXCL 701 trial and plan to launch two additional studies in 2019.

In November 2018 we announced that the FDA accepted our IND for BXCL701. This First-in-human Phase 1b / 2 combination trial of BXCL701 and pembrolizumab (Keytruda®) was initiated during the fourth quarter of 2018, with the first patient expected to be enrolled in early 2019. We plan to enroll up to forty patients at multiple clinical sites.

The goal of this single arm, Simon 2-stage open label study is to examine the safety, pharmacokinetics and anti-tumor activity combining of BXCL701 and pembrolizumab in tNEPC patients with the efficacy endpoint of objective response rate. Data readouts are expected throughout 2019.

We are planning to begin clinical development of BXCL701 in pancreatic cancer in the first half of 2019 in a leading medical center in a treatment naïve population. This study is expected to enroll up to 15 patients and we anticipate initiating this study in the first half of 2019.

Nektar Therapeutics Collaborative Agreement

On September 21, 2018, the Company entered into a Clinical Trial Collaboration Agreement (the “Collaboration Agreement”) with Nektar Therapeutics, a Delaware corporation (“Nektar”). Pursuant to the Collaboration Agreement, the Company and Nektar will jointly collaborate to conduct a Phase 1/2 clinical trial evaluating a combination therapy using  BXCL701, NKTR-214, a CD122-biased agonist (“NKTR-214”) and a checkpoint inhibitor as a potential therapy for pancreatic cancer and such other clinical trials evaluating the combined therapy as may be mutually agreed upon by the parties (each, a “Combined Therapy Trial”). Under the Collaboration Agreement, the parties will split all out-of-pocket costs reasonably incurred from third parties in connection with the performance of a Combined Therapy Trial, including, but not limited to, third party contract research organizations, laboratories, clinical sites and institutional review boards. Each party will otherwise be responsible for its own internal costs, including internal personnel costs, incurred in connection with each Combined Therapy Trial. The Company and Nektar will use commercially reasonable efforts to manufacture and supply its compound for each Combined Therapy Trial and will bear the costs related thereto. The parties have formed a joint development committee to oversee clinical trial design, regulatory strategy, and other activities necessary to conduct and support the Combined Therapy Trials. The Company will act as sponsor of each Combined Therapy Trial. Ownership of, and global commercial rights to, BXCL701 remains solely with the Company under the Collaboration Agreement. Ownership of any patent rights and study data that does not relate exclusively to BXCL701 or NKTR-214 shall be jointly owned by the parties. Each party granted to the other party a non-exclusive, worldwide, non-transferable and royalty-free research and development license to such licensing party’s patent rights, technology and regulatory documentation to use its compound solely to the extent necessary to discharge its obligations under the Agreement with respect to the conduct of the Combined Therapy Trials.

Subject to termination rights for breach, bankruptcy or a material safety issue/clinical hold, the term of the Collaboration Agreement will continue in effect until completion by all centers or institutions participating in the Combined Therapy Trials, the delivery of study data to both parties and the completion of any then agreed upon protocol, statistical analysis and bioanalysis plan.

On March 4, 2019 the Company announced the addition of Merck KGaA, Darmstadt, Germany, which operates its biopharmaceutical business as EMD Serono in the USA and Canada, and Pfizer Inc. to the Nektar  clinical collaboration described above to evaluate a novel triple combination therapy in pancreatic cancer. The collaboration now includes avelumab, BXCL701 and NKTR-214 as a potential combination therapy for pancreatic cancer. Avelumab is a human anti-programmed death ligand (PD-L1) co-developed and co-commercialized by Merck KGaA Darmstadt, Germany and Pfizer.

Under the collaboration, BTI will continue to be responsible for initiating and managing the clinical program, with Merck KGaA, Darmstadt, Germany and Pfizer supplying avelumab and Nektar supplying NKTR-214. BTI and Nektar will equally share all development costs.

Manufacturing

We have successfully completed Good Manufacturing Practices (GMP) manufacturing and delivery of BXCL 701 drug product – oral tablets for clinical investigation.

Other Immuno-oncology Indications

In addition to tNEPC and pancreatic cancer, we plan to leverage our existing preclinical and clinical data to identify other cancer types with high unmet medical need that would benefit from BXCL701’s novel mechanism of action. We are prioritizing those where the immuno‑suppressive microenvironment is driven by the molecular and cellular targets of BXCL701 and where the single agent activity of approved immune checkpoint inhibitors is limited.

In addition, we believe BXCL701 provides a platform for combination with immunotherapy modalities that go beyond the currently approved immune checkpoint agents that target the PD‑1/PD‑L1 axis. Following our PoC trials, we plan to conduct clinical trials covering a broad range of additional combinations with other immunotherapy agents including:

•	immune checkpoint inhibitors (other than PD‑1/PD‑L1)
•	cellular therapies (CAR‑T and chimeric antigen receptor natural killer cells)
•	therapeutic vaccines
•	antibody‑dependent cell‑mediated cytotoxicity, or ADCC, driven monoclonal antibodies

Other Product Candidates

Neuroscience Program

We are targeting neuroscience disorders where there is high unmet medical need and therefore a requirement for symptom management is a priority (like agitation, seizures, dyskinesias) as well for transformative care for monogenic rare CNS disorders.

For symptomatic approaches, our neuroscience program is developing a FDA Section 505(b)(2) opportunities with a focus on treating symptoms for various neurological and psychiatric disorders. This entails re‑innovating existing agents through formulation changes and deuteration. The utilization of EvolverAI has identified several monogenic diseases with available animal models across rare neuroscience diseases. We utilize proprietary algorithms to identify associated mechanisms with existing pharmacology to test whether these agents can improve the disease profile in the animal model either through disease modification or symptomatic manner. The agents identified must be those that we believe are Phase 2 ready with a potential for a short, cost‑effective development plan (four to five years to NDA filing).

In addition, we continue our work to expand the indication for BXCL501 to treat symptoms associated with opioid withdrawal based on positive data from our Phase 1b study of IV Dex.

Immuno‑oncology Program

Our immuno‑oncology program is based on utilizing a comprehensive map of all known relationships that link immuno‑evasion and immuno‑activation pathways and targets with thousands of pharmacological agents and tumor indications. This comprehensive map has permitted us to select a potential pipeline of candidates based on our ability to alter the tumor micro‑environment and the potential to address relevant unmet medical needs for various tumor types.

The lead candidates are clinically validated in oncology and therefore represent opportunities where we believe clinical development risk may be reduced.

Finally we continually leverage the artificial intelligence platform owned by our parent, to select and prioritize additional development opportunities to expand the current portfolio and broaden the addressable market for our lead programs through identification of new indications. This includes exploring additional combination therapy approaches to expand BXCL701’s target indications beyond tNEPC and pancreatic cancer.

Competition

The pharmaceutical and biotechnology industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. The immuno‑oncology, neuroscience and rare disease segments of the industry in particular are highly competitive. While we believe that our technology, development experience and scientific knowledge provide competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions and governmental agencies, and public and private research institutions.

Many of our competitors may have significantly greater financial resources and expertise in research and development, manufacturing, preclinical studies, conducting clinical trials, obtaining regulatory approvals and marketing approved medicines than we do. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and in establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to or necessary for our programs. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

The key competitive factors affecting the success of all of our product candidates, if approved, are likely to be their efficacy, safety, convenience, price, the effectiveness of companion diagnostics in guiding the use of related therapeutics, if any, the level of generic competition and the availability of reimbursement from government and other third‑party payors.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize medicines that are safer, more effective, have fewer or less severe side effects are more convenient or less expensive than any medicines we may develop. Our competitors also may obtain FDA or other regulatory approval for their medicines more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third‑party payors seeking to encourage the use of generic medicines. There are many generic medicines currently on the market for certain of the indications that we are pursuing and additional generics are expected to become available over the coming years. If our therapeutic product candidates are approved, we expect that they will be priced at a significant premium over competitive generic medicines.

Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. If the product candidates of our priority programs are approved for the indications for which we are currently planning clinical trials, they will compete with the drugs discussed below and will likely compete with other drugs currently in development.

Neurological and Psychiatric Disorders

Drugs used for the acute treatment of agitation resulting from psychosis in schizophrenia and mania in bipolar disease are atypical antipsychotics administered IM and require patient restraint. These include IM aripiprazole, olanzapine, ziprasidone and haloperidol. Oral products include the benzodiazepines, lorazepam and midazolam. Saphris (sublingual tablet asenapine) is an atypical antipsychotic that has been prescribed for use in children and teens for acute treatment of manic or mixed episodes associated with bipolar disease. Adasuve (inhaled loxapine) from Alexza is also a non‑invasive treatment. Avanir is currently in Phase 3 with Nuedexta, a combination of dextromethorphan and quinidine for treating chronic agitation in dementia.

Immuno‑oncology

The immuno‑oncology field is characterized by the rapid evolution of technologies and products and by fierce competition based on the development of compounds, often with similar mechanisms of action. Clinical development plans are further compounded by the possibility of overlapping intellectual property. A wide variety of commercial players, large pharmaceutical companies, established and emerging biotechnology companies, and several not‑for‑profit entities are actively developing potentially competitive products in immuno‑oncology and in our lead indications.

While we believe our product candidates, technology, knowledge, and experience provide us with competitive advantages, we face competition from established and emerging pharmaceutical and biotechnology companies. Such companies include:

•

Major pharmaceutical companies developing multiple immuno‑oncology agents:  AstraZeneca PLC, Bristol‑Myers Squibb Company, Celgene Corporation, Merck & Co., Inc., Novartis AG, Pfizer Inc., Roche Holding Ltd. and Sanofi SA.

•

Companies developing agents aimed at stimulating the immune response:  AdaptImmune LLC, Idera Pharmaceuticals, Inc., Immune Design Corp., NewLink Genetic Corporation, Advaxis, Inc., Argos Therapeutics, Inc., Biovest International, Inc., ImmunoCellular Therapeutics, Ltd., Immune Design, Inc., Inovio Pharmaceuticals, Inc., Intrexon Corporation and Northwest Biotherapeutics, Inc.

•	Companies developing cell‑based immunotherapy approaches: Intrexon Corporation, Juno Therapeutics, Inc., Kite Pharma, Inc. (acquired by Gilead Sciences, Inc.), Novartis AG and Pfizer Inc.

Manufacturing

We do not have manufacturing facilities. We currently rely on strategic manufacturing partners and expect to continue to rely on third parties for the manufacture of our product candidates for clinical research as well as for eventual, possible commercial manufacturing.

For supply of drug substance and drug product for our BXCL501 clinical program, manufacturing partners have been identified. ARx LLC, USA is responsible for the development and manufacturing of sublingual thin films of dexmedetomidine for BXCL501 and has produced GMP grade drug product for clinical trial.

We have produced clinical drug product for BXCL701 under exclusivity with the original manufacturers for API and tablets, respectively.

Manufacturing partners used for both programs currently manufacture commercial products and we consider them to be suitable for commercial supply.

Commercialization

We plan to retain our worldwide commercialization rights for some of our key product candidates while for other product candidates we might consider collaboration opportunities to maximize returns.

While we currently have no sales, marketing or commercial product distribution capabilities and have no experience as a company in commercializing products, we intend to build our own commercialization organization and capabilities over time. When appropriate, we will decide whether to build a specialty sales force to manage commercialization for these product candidates on our own or in combination with a larger pharmaceutical partner to maximize patient coverage in the United States and to support global expansion, especially as our programs have substantial opportunity for additional follow‑up indications alone or in combinations.

As product candidates advance through our pipeline, our commercial plans may change. Clinical data, the size of the development programs, the size of the target market, the size of a commercial infrastructure and manufacturing needs may all influence our United States, European Union, and rest‑of‑world strategies.

Intellectual Property

Our policy is to protect and enhance the proprietary technologies, inventions, and improvements that are commercially important to our business by filing patent applications in the United States and other jurisdictions related to our proprietary technology, inventions, improvements and product candidates. We also rely on trademarks, trade secrets, and know‑how relating to our proprietary technologies and product candidates, continuing innovation and in‑licensing technology and products. This reliance is expected to develop, strengthen, and maintain our proprietary position for novel therapeutics and novel formulations of existing therapeutics across multiple therapeutic areas. We also plan to rely on data exclusivity, market exclusivity, and patent term extensions when available.

Patent Portfolio

We have filed patent applications to protect our proprietary drug programs in immuno-oncology, CNS and agitation. This encompasses our proprietary drug programs in immuno-oncology, CNS and agitation. These proprietary products and methods of use are covered in three separate Patent Cooperation Treaty applications, four pending national phase applications and three pending United States provisional applications to date. However, we intend to file national phase patent applications in all other major counties (Europe, Canada, Japan, Australia and China) in the future.

The term of individual patents depends upon the legal term for patents in the countries in which they are obtained. In most countries, including the United States, the patent term is 20 years from the earliest filing date of a non‑provisional patent application. Depending upon the timing, duration and specifics of FDA approval of our product candidates, a United States patent we own or license may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch‑Waxman Act. The Hatch‑Waxman Act permits a patent restoration term of up to five years as compensation for patent term lost during product development and the drug approval regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one‑half the time between the effective date of an IND, and the submission date of a NDA, plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension and the application for extension must be made prior to expiration of the patent. The United States Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future we intend to apply for restorations of patent term for some of our currently owned or licensed patents to add patent life beyond their current expiration date, depending on the expected length of clinical trials and other factors involved in the submission of the relevant NDA.

The patent positions of companies such as ours are generally uncertain and involve complex legal and factual questions. No consistent policy regarding the scope of claims allowable in patents in the field of method of use patents or reformulation patents has emerged in the United States. The relevant patent laws and their interpretation outside of the United States are also uncertain. Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our technology or product candidates and enforce the patent rights that we license, and also could affect the value of such intellectual property. In particular, our ability to stop third parties from making, using, selling, offering to sell, or importing products that infringe our intellectual property will depend in part on our success in obtaining and enforcing patent claims that cover our technology, inventions, and improvements. With respect to both licensed and company‑owned intellectual property, we cannot guarantee that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications we may file in the future, nor can we be sure that any patents that may be granted to us in the future will be commercially useful in protecting our products, the methods of use, or the manufacture of those products. Patent and other intellectual property rights in the pharmaceutical and biotechnology space are evolving and involve many risks and uncertainties. For example, third parties may have blocking patents that could be used to prevent us from commercializing our product candidates and practicing our proprietary technology, and the issued patents that we in‑license and those that may issue in the future may be challenged, invalidated, or circumvented, which could limit our ability to stop competitors from marketing related products or could limit the term of patent protection that otherwise may exist for our product candidates. In addition, the scope of the rights granted under any issued patents may not provide us with protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies that are outside the scope of the rights granted under any issued patents that we own or exclusively in‑license. For these reasons, we may face competition with respect to our product candidates. Moreover, because of the extensive time required for development, testing, and regulatory review of a potential product, it is possible that, before any particular product candidate can be commercialized, any patent protection for such product may expire or remain in force for only a short period following commercialization, thereby reducing the commercial advantage the patent provides.

Midatech Data Purchase Agreement Related to BXCL701

On January 4, 2016, BioXcel executed a Data Purchase Agreement with Midatech Pharma US Inc., the successor of Dara Biosciences, itself successor of the original developer of Talabostat mesylate, or Talabostat, pursuant to which Midatech transferred to BioXcel all rights, title, and interests to all preclinical, clinicial, Chemistry, Manufacturing and Controls and any other relevant data related to Talabostat. Subsequently, Midatech also transferred the ownership of Talabostat IND 62379 to BioXcel and communicated such transfer to the FDA. This agreement was assigned to us pursuant to the asset contribution agreement, effective June 30, 2017, with BioXcel, as amended and restated on November 7, 2017, or the Contribution Agreement.

Our Relationship with BioXcel Corporation

We are currently a 60.5% owned subsidiary of BioXcel and our pipeline compounds have been identified by applying BioXcel's R&D engine, EvolverAI, for drug re-innovation.

        The Company has entered into a Contribution Agreement, to which BioXcel, to which BioXcel agreed to contribute BioXcel's rights, title and interest in BXCL501, BXCL701, BXCL502 and BXCL702, collectively, the “Candidates” or the BTI Business and all of the assets and liabilities associated in consideration for (i) 9,480,000 shares of our common stock, (ii) $1 million upon completion of our initial public offering, or IPO (iii) $500,000 upon the later of the 12 month anniversary of an initial public offering and the first dosing of a patient in the bridging bioavailability/ bioequivalence study for the BXCL501 program, (iv) $500,000 upon the later of the 12 month anniversary of an initial public offering and the first dosing of a patient in the Phase 2 PoC open label monotherapy or combination trial with Keytruda for the BXCL701 program and (v) a one-time payment of $5,000,000 within 60 days after the achievement of $50,000,000 in cumulative net sales of any product or combination of products resulting from the development and commercialization of any one of the Candidates or a product derived therefrom. With the completion of the Company’s IPO in March 2018, $1 million was charged to Research and Development costs in connection with (ii) above and was paid on April 5, 2018.

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

In connection with the Services Agreement, BioXcel had agreed to provide the Company a line of credit, which was capped at $1,000,000 or the Total Funding Amount, pursuant to the terms of a grid note, or the Grid Note. The Grid Note was payable upon the earlier of (i) the completion of an initial public offering and (ii) December 31, 2018, together with interest on the unpaid balance of each advance made under the Grid Note, which would accrue at a rate per annum equal to the applicable federal rate for short-term loans as of the date hereof, in each case calculated based on a 365‑day year and actual days elapsed. As of December 31, 2017, the Company had drawn down $371,000 under the Grid Note.

All amounts due to BioXcel under the Grid Note, and for expenses paid on the Company’s behalf were paid following the completion of the Company’s IPO on March 20, 2018.

Government Regulation

The FDA and comparable regulatory authorities in state and local jurisdictions and in other countries impose substantial and burdensome requirements upon companies involved in the clinical development, manufacture, marketing and distribution of drugs and medical devices, such as those we are developing. These agencies and other federal, state and local entities regulate, among other things, the research and development, testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion, distribution, post‑approval monitoring and reporting, sampling and export and import of our product candidates.

U.S. Government Regulation of Drug Products

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending NDAs, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties.

The process required by the FDA before product candidates may be marketed in the United States generally involves the following:

•	submission to the FDA of an IND application which must become effective before human clinical trials may begin and must be updated annually
•

completion of extensive preclinical laboratory tests and preclinical animal studies, all performed in accordance with the FDA’s GLP regulations. Preclinical testing generally includes evaluation of our products in the laboratory or in animals to characterize the product and determine safety and efficacy

•	approval by an independent institutional review board, or IRB, at each clinical site before each trial may be initiated
•

performance of adequate and well‑controlled human clinical trials in accordance with good clinical practice, or GCP, requirements to establish the safety and efficacy of the product candidate for each proposed indication

•	submission to the FDA of an NDA after completion of all pivotal clinical trials
•	a determination by the FDA within 60 days of its receipt of an NDA to accept the filing for review
•	satisfactory completion of an FDA advisory committee review, if applicable
•

satisfactory completion of an FDA pre‑approval inspection of the manufacturing facilities at which the active pharmaceutical ingredient, or API, and finished drug product are produced and tested to assess compliance with cGMP regulations and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality, and purity

•	satisfactory completion of FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data
•	payment of user fees and securing FDA approval of the NDA
•	compliance with any post‑approval requirements, including the potential requirement to implement a REMS and the potential requirement to conduct post‑approval studies.

Preclinical studies include laboratory evaluation of product chemistry, toxicity and formulation, as well as animal studies to assess potential safety and efficacy. An IND is a request for authorization from the FDA to administer an investigational drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for human studies. The IND also includes results of preclinical studies or other human studies, as appropriate, as well as manufacturing information, analytical data and any available clinical data or literature to support the use of the investigational new drug. An IND must become effective before human clinical trials may begin. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to the proposed clinical trials. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before clinical trials can begin. Accordingly, submission of an IND may or may not result in the FDA allowing clinical trials to commence.

Clinical trials involve the administration of the new investigational drug to human subjects under the supervision of qualified investigators in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety, and the efficacy criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND.

Additionally, approval must also be obtained from each clinical trial site’s IRB before the trials may be initiated, and the IRB must monitor the study until completed. There are also requirements governing the reporting of ongoing clinical trials and clinical trial results to public registries.

The clinical investigation of a drug is generally divided into three phases. Although the phases are usually conducted sequentially, they may overlap or be combined. The three phases of an investigation are as follows:

•

Phase 1.  Phase 1 includes the initial introduction of an investigational new drug into humans. Phase 1 clinical trials are typically closely monitored and may be conducted in patients with the target disease or condition or in healthy volunteers. These studies are designed to evaluate the safety, dosage tolerance, metabolism and pharmacologic actions of the investigational drug in humans, the side effects associated with increasing doses, and if possible, to gain early evidence on effectiveness. During Phase 1 clinical trials, sufficient information about the investigational drug’s pharmacokinetics and pharmacological effects may be obtained to permit the design of well‑controlled and scientifically valid Phase 2 clinical trials.

•

Phase 2.  Phase 2 includes controlled clinical trials conducted to preliminarily or further evaluate the effectiveness of the investigational drug for a particular indication(s) in patients with the disease or condition under study, to determine dosage tolerance and optimal dosage, and to identify possible adverse side effects and safety risks associated with the drug. Phase 2 clinical trials are typically well‑controlled, closely monitored, and conducted in a limited patient population.

•

Phase 3.  Phase 3 clinical trials are generally controlled clinical trials conducted in an expanded patient population generally at geographically dispersed clinical trial sites. They are performed after preliminary evidence suggesting effectiveness of the drug has been obtained, and are intended to further evaluate dosage, clinical effectiveness and safety, to establish the overall benefit‑risk relationship of the investigational drug product, and to provide an adequate basis for product approval.

A registration study is any clinical study, which adequately meets regulatory agency requirements for the evaluation of a product candidate’s efficacy and safety such that it can be used to justify the approval of the product. Generally, pivotal studies are Phase 3 studies but may also be Phase 2 studies if the trial design provides a well‑controlled and reliable assessment of clinical benefit, particularly in situations where there is an unmet medical need.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. The FDA, the IRB, or the clinical trial sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether or not a trial may move forward at designated check points based on access to certain data from the study. We may also suspend or terminate a clinical trial based on evolving business objectives and/or competitive climate.

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, detailed investigational drug product information is submitted to the FDA in the form of an NDA requesting approval to market the product for one or more indications.

The application includes all relevant data available from pertinent preclinical and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed labeling, among other things. Data can come from company‑sponsored clinical trials intended to test the safety and effectiveness of a use of a product, or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and effectiveness of the investigational drug product to the satisfaction of the FDA.

In most cases, the submission of an NDA is subject to a substantial application user fee. Under the Prescription Drug User Fee Act, or PDUFA, guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of an NDA to review and act on the submission. This review typically takes twelve months from the date the NDA is submitted to FDA because the FDA has approximately two months to make a “filing” decision.

In addition, under the Pediatric Research Equity Act of 2003, or PREA, as amended and reauthorized, certain NDAs or supplements to an NDA must contain data that are adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements.

The FDA also may require submission of a REMS plan to ensure that the benefits of the drug outweigh its risks. The REMS plan could include medication guides, physician communication plans, assessment plans, and/or elements to assure safe use, such as restricted distribution methods, patient registries, or other risk minimization tools.

The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the NDA submission has been accepted for filing, the FDA’s goal is to review applications within ten months of submission or, if the application relates to an unmet medical need in a serious or life‑threatening indication, six months from submission. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA may refer the application to an advisory committee for review, evaluation, and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee but it typically follows such recommendations.

The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA may inspect one or more clinical trial sites to assure compliance with GCP requirements. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA may inspect one or more clinical trial sites to assure compliance with GCP requirements.

After the FDA evaluates the NDA and conducts inspections of manufacturing facilities where the drug product and/or its active pharmaceutical ingredient, or API, will be produced, it may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application is not ready for approval. A Complete Response Letter may require additional clinical data and/or an additional pivotal Phase 3 clinical trial(s), and/or other significant, expensive and time‑consuming requirements related to clinical trials, preclinical studies or manufacturing. Even if such additional information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. The FDA could also approve the NDA with a REMS plan to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling, development of adequate controls and specifications, or a commitment to conduct one or more post‑market studies or clinical trials. Such post‑market testing may include Phase 4 clinical trials and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization. Regulatory approval of oncology products often requires that patients in clinical trials be followed for long periods to determine the overall survival benefit of the drug. The FDA may prevent or limit further marketing of a product based on the results of post‑marketing studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes, and additional labeling claims, are subject to further testing requirements and FDA review and approval.

After regulatory approval of a drug product is obtained, we are required to comply with a number of post‑approval requirements. As a holder of an approved NDA, we would be required to report, among other things, certain adverse reactions and production problems to the FDA, to provide updated safety and efficacy information, and to comply with requirements concerning advertising and promotional labeling for any of our products. Also, quality control and manufacturing procedures must continue to conform to cGMP after approval to ensure and preserve the long‑term stability of the drug product. In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. In addition, changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon us and any third‑party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our product candidates. Future FDA and state inspections may identify compliance issues at our facilities or at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct. In addition, discovery of previously unknown problems with a product or the failure to comply with applicable requirements may result in, among other things,

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls
•	fines, warning letters or holds on post‑approval clinical trials
•	refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product approvals
•	product seizure or detention, or refusal to permit the import or export of products
•	injunctions or the imposition of civil or criminal penalties.

Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures. The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs or devices may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off‑label uses, and a company that is found to have improperly promoted off‑label uses may be subject to significant liability. Also, from time to time, legislation is drafted, introduced and passed in Congress that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. In addition, FDA regulations and guidance are often revised or reinterpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether legislative changes will be enacted, or FDA regulations, guidance or interpretations changed or what the impact of such changes, if any, may be.

Marketing Exclusivity

Market exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five‑year period of non‑patent marketing exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non‑infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an approved NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages or strengths of an existing drug. This three‑year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active pharmaceutical ingredient. Five‑year and three‑year exclusivity will not delay the submission or approval of a full NDA; however, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well‑controlled clinical trials necessary to demonstrate safety and effectiveness.

Available Special Regulatory Procedures

The FDA has various programs, including fast track designation, accelerated approval, priority review, and breakthrough therapy designation, which are intended to expedite or simplify the process for the development and FDA review of drugs that are intended for the treatment of serious or life threatening diseases or conditions and demonstrate the potential to address unmet medical needs. The purpose of these programs is to provide important new drugs to patients earlier than under standard FDA review procedures.

Fast Track Designation

To be eligible for a fast track designation, the FDA must determine, based on the request of a sponsor, that a product is intended to treat a serious or life‑threatening disease or condition and demonstrates the potential to address an unmet medical need. The FDA will determine that a product will fill an unmet medical need if it will provide a therapy where none exists or provide a therapy that may be potentially superior to existing therapy based on efficacy or safety factors. The FDA may review sections of the NDA for a fast track product on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.

Priority Review

The FDA may give a priority review designation to drugs that offer major advances in treatment, or provide a treatment where no adequate therapy exists. A priority review means that the goal for the FDA to review an application is six months, rather than the standard review of ten months under current PDUFA guidelines. Under the new PDUFA agreement, these six and ten month review periods are measured from the “filing” date rather than the receipt date for NDAs for new molecular entities, which typically adds approximately two months to the timeline for review and decision from the date of submission. Most products that are eligible for fast track designation are also likely to be considered appropriate to receive a priority review.

Breakthrough Therapy Designation

Under the provisions of the Food and Drug Administration Safety and Innovation Act, or FDASIA, passed in July 2012, a sponsor can request designation of a product candidate as a “breakthrough therapy.” A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life‑threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Drugs designated as breakthrough therapies are also eligible for accelerated approval. The FDA must take certain actions, such as holding timely meetings and providing advice, intended to expedite the development and review of an application for approval of a breakthrough therapy.

Accelerated Approval Pathway

The FDA may grant accelerated approval to a drug for a serious or life‑threatening condition that provides meaningful therapeutic advantage to patients over existing treatments based upon a determination that the drug has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such a condition when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality, or IMM, and that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. Drugs granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval.

For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. An intermediate clinical endpoint is a measurement of a therapeutic effect that is considered reasonably likely to predict the clinical benefit of a drug, such as an effect on IMM. The FDA has limited experience with accelerated approvals based on intermediate clinical endpoints, but has indicated that such endpoints generally may support accelerated approval where the therapeutic effect measured by the endpoint is not itself a clinical benefit and basis for traditional approval, if there is a basis for concluding that the therapeutic effect is reasonably likely to predict the ultimate clinical benefit of a drug.

The accelerated approval pathway is most often used in settings in which the course of a disease is long and an extended period of time is required to measure the intended clinical benefit of a drug, even if the effect on the surrogate or intermediate clinical endpoint occurs rapidly. Thus, accelerated approval has been used extensively in the development and approval of drugs for treatment of a variety of cancers in which the goal of therapy is generally to improve survival or decrease morbidity and the duration of the typical disease course requires lengthy and sometimes large trials to demonstrate a clinical or survival benefit.

The accelerated approval pathway is usually contingent on a sponsor’s agreement to conduct in a diligent manner additional post‑approval confirmatory studies to verify and describe the drug’s clinical benefit. As a result, a product candidate approved on this basis is subject to rigorous post‑marketing compliance requirements, including the completion of Phase 4 or post‑approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post‑approval studies, or confirm a clinical benefit during post‑marketing studies, would allow the FDA to withdraw the drug from the market on an expedited basis. All promotional materials for product candidates approved under accelerated regulations are subject to prior review by the FDA.

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. We may explore some of these opportunities for our product candidates as appropriate.

The Hatch‑Waxman Amendments: 505(b)(2) Approval Process

Section 505(b)(2) of the FDCA provides an alternate regulatory pathway to FDA approval for new or improved formulations or new uses of previously approved drug products. Specifically, Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The applicant may rely upon the FDA’s findings of safety and effectiveness for an approved product that acts as the Reference Listed Drug, or RLD. If the 505(b)(2) applicant can establish that reliance on FDA’s previous findings of safety and effectiveness is scientifically appropriate, it may eliminate the need to conduct certain preclinical or clinical studies of the new product. The FDA may also require 505(b)(2) applicants to perform additional studies or measurements to support the change from the RLD. The FDA may then approve the new product candidate for all or some of the labeled indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant.

In seeking approval for a drug through an NDA, including a 505(b)(2) NDA, applicants are required to list with the FDA certain patents whose claims cover the applicant’s product. Upon approval of an NDA, each of the patents listed in the application for the drug is then published in the Orange Book. Any applicant who files an ANDA seeking approval of a generic equivalent version of a drug listed in the Orange Book or a 505(b)(2) NDA referencing a drug listed in the Orange Book must certify to the FDA that (i) no patent information on the drug product that is the subject of the application has been submitted to the FDA; (ii) such patent has expired; (iii) the date on which such patent expires; or (iv) such patent is invalid or will not be infringed upon by the manufacture, use or sale of the drug product for which the application is submitted. This last certification is known as a paragraph IV certification. A notice of the paragraph IV certification must be provided to each owner of the patent that is the subject of the certification and to the holder of the approved NDA to which the ANDA or 505(b)(2) application refers. The applicant may also elect to submit a “section viii” statement certifying that its proposed label does not contain or carves out any language regarding the patented method‑of‑use rather than certify to a listed method‑of‑use patent. If the reference NDA holder and patent owners assert a patent challenge directed to one of the Orange Book listed patents within 45 days of the receipt of the paragraph IV certification notice, the FDA is prohibited from approving the application until the earlier of 30 months from the receipt of the paragraph IV certification expiration of the patent, settlement of the lawsuit or a decision in the infringement case that is favorable to the applicant. The ANDA or 505(b)(2) application also will not be approved until any applicable non‑patent exclusivity listed in the Orange Book for the branded reference drug has expired.

Our current and anticipated product candidates will be based on already approved active pharmaceutical ingredients, or APIs, rather than new chemical entities, and a formulation that has been through Phase 1 studies. Accordingly, we expect to be able to rely on information from previously conducted formulation studies involving our clinical development plans and our NDA submissions. For product candidates that involve novel fixed‑dose combinations of existing drugs or for studies of an existing product or product candidate in a new indication, we believe we generally will be able to initiate Phase 2/3 studies without conducting any new non‑clinical or Phase 1 studies, though the FDA may not agree with our conclusions and may require us to conduct additional clinical or preclinical studies prior to initiating Phase 3 or other pivotal clinical trials. In those instances where our product candidate is a pharmacokinetically enhanced version of an approved API, we will need to conduct certain non‑clinical and Phase 1 studies to confirm the pharmacokinetic profile of the product candidate prior to conducting Phase 2/3 studies.

Orphan Drug Designation and Exclusivity

The Orphan Drug Act provides incentives for the development of products intended to treat rare diseases or conditions. Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug or biological product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making a drug or biological product available in the United States for this type of disease or condition will be recovered from sales of the product. If a sponsor demonstrates that a drug is intended to treat rare diseases or conditions, the FDA will grant orphan drug designation for that product for the orphan disease indication. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA.

Orphan drug designation, however, does not convey any advantage in or shorten the duration of the regulatory review and approval process.

Orphan drug designation provides manufacturers with research grants, tax credits and eligibility for orphan drug exclusivity. If a product that has orphan drug designation subsequently receives the first FDA approval of the active moiety for that disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which for seven years prohibits the FDA from approving another product with the same active ingredient for the same indication, except in limited circumstances. If a drug designated as an orphan product receives marketing approval for an indication broader than the orphan drug indication for which it received the designation, it will not be entitled to orphan drug exclusivity. Orphan drug exclusivity will not bar approval of another product under certain circumstances, including if a subsequent product with the same active ingredient for the same indication is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care, or if the company with orphan drug exclusivity is not able to meet market demand. Further, the FDA may approve more than one product for the same orphan drug indication or disease as long as the products contain different active ingredients. Moreover, competitors may receive approval of different products for the indication for which the orphan drug product has exclusivity or obtain approval for the same product but for a different indication for which the orphan drug product has exclusivity. As a result, even if one of our product candidates receives orphan exclusivity, we may still be subject to competition. Orphan drug exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval of the same drug or if our product candidate is determined to be contained within the competitor’s product for the same indication or disease.

International Regulations

In addition to regulations in the United States, we are and will be subject to a variety of foreign regulations regarding development, approval, commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we must obtain the necessary approvals by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country and can involve additional product testing and additional review periods, and the time may be longer or shorter than that required to obtain FDA approval. The requirements governing, among other things, the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. If we fail to comply with applicable foreign regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

To obtain regulatory approval of an investigational drug under European Union regulatory systems, we must submit a marketing authorization application. The application used to file the NDA in the United States is similar to that required in Europe, with the exception of, among other things, country‑specific document requirements. For other countries outside of the European Union, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, again, the clinical trials are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Centralized Procedure

The European Medicines Agency, or EMA, implemented the centralized procedure for the approval of human medicines to facilitate marketing authorizations that are valid throughout the EU. This procedure results in a single marketing authorization issued by the European Commission following a favorable opinion by the EMA that is valid across the European Union, as well as Iceland, Liechtenstein, and Norway. The centralized procedure is compulsory for human medicines that are derived from biotechnology processes, such as genetic engineering, contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative disorders or autoimmune diseases and other immune dysfunctions, and officially designated orphan medicines. For medicines that do not fall within these categories, an applicant has the option of submitting an application for a centralized marketing authorization to the EMA, as long as the medicine concerned is a significant therapeutic, scientific or technical innovation, or if its authorization would be in the interest of public health.

There are also two other possible routes to authorize medicinal products in several European Union countries, which are available for investigational medicinal products that fall outside the scope of the centralized procedure the decentralized procedure and the mutual recognition procedure. Under the decentralized procedure, an applicant may apply for simultaneous authorization in more than one EU country for medicinal products that have not yet been authorized in any EU country and that do not fall within the mandatory scope of the centralized procedure. Under the mutual recognition procedure, a medicine is first authorized in one EU Member State, in accordance with the national procedures of that country. Following a national authorization, the applicant may seek further marketing authorizations from other EU countries under a procedure whereby the countries concerned agree to recognize the validity of the original national marketing authorization.

In the EU medicinal products designated as orphan drug products benefit from financial incentives such as reductions in marketing authorization application fees or fee waivers and 10 years of marketing exclusivity following medicinal product approval. For a medicinal product to qualify as orphan drugs (i) it must be intended for the treatment, prevention or diagnosis of a disease that is life‑threatening or chronically debilitating; (ii) the prevalence of the condition in the EU must not be more than five in 10,000 or it must be unlikely that marketing of the medicine would generate sufficient returns to justify the investment needed for its development; and (iii) no satisfactory method of diagnosis, prevention or treatment of the condition concerned can be authorized, or, if such a method exists, the medicine must be of significant benefit to those affected by the condition.

Accelerated Review (European Union)

Based on results of the Phase 3 clinical trial(s) submitted in an NDA, upon the request of an applicant, the FDA may grant the NDA a priority review designation, which sets the target date for FDA action on the application at six months. Priority review is granted where preliminary estimates indicate that a product, if approved, has the potential to provide a safe and effective therapy where no satisfactory alternative therapy exists, or a significant improvement compared to marketed products is possible. If criteria are not met for priority review, the NDA is subject to the standard FDA review period of 10 months. Priority review designation does not change the scientific/medical standard for approval or the quality of evidence necessary to support approval.

Under the Centralized Procedure in the European Union, the maximum timeframe for the evaluation of a marketing authorization application is 210 days (excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the Committee for Medicinal Product for Human Use or CHMP, accelerated evaluation might be granted by the CHMP in exceptional cases when a medicinal product is expected to be of a major public health interest, defined by three cumulative criteria: the seriousness of the disease (e.g. heavy disabling or life‑threatening diseases) to be treated; the absence or insufficiency of an appropriate alternative therapeutic approach; and anticipation of high therapeutic benefit. In this circumstance, EMA ensures that the opinion of the CHMP is given within 150 days, excluding clock stops.

There can be no assurance that we or any of our partners would be able to satisfy one or more of these requirements to conduct preclinical or clinical trials or receive any regulatory approvals.

Pharmaceutical Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any drug products for which we obtain regulatory approval. In the United States and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of reimbursement from third‑party payors. Third‑party payors include government health administrative authorities, managed care providers, private health insurers and other organizations. The process for determining whether a payor will provide coverage for a drug product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the drug product.

Third‑party payors may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the FDA‑approved drugs for a particular indication. Third‑party payors are increasingly challenging the price and examining the medical necessity and cost‑effectiveness of medical products and services, in addition to their safety and efficacy. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost‑effectiveness of our products, in addition to the costs required to obtain FDA approvals. Our product candidates may not be considered medically necessary or cost‑effective. A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third‑party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

In 2003, the U.S. government enacted legislation providing a partial prescription drug benefit for Medicare beneficiaries, which became effective at the beginning of 2006. Government payment for some of the costs of prescription drugs may increase demand for any products for which we receive marketing approval. However, to obtain payments under this program, we would be required to sell products to Medicare recipients through prescription drug plans operating pursuant to this legislation. These plans will likely negotiate discounted prices for our products. Further, the Healthcare Reform Law substantially changes the way healthcare is financed in the United States by both government and private insurers. Among other cost containment measures, the Healthcare Reform Law establishes:

•	an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents
•

a new Medicare Part D coverage gap discount program, in which pharmaceutical manufacturers who wish to have their drugs covered under Part D must offer discounts to eligible beneficiaries during their coverage gap period, or the “donut hole”

•	a new formula that increases the rebates a manufacturer must pay under the Medicaid Drug Rebate Program.

We expect that federal, state and local governments in the United States will continue to consider legislation to limit the growth of healthcare costs, including the cost of prescription drugs. Future legislation could limit payments for pharmaceuticals such as the product candidates that we are developing.

Different pricing and reimbursement schemes exist in other countries. In the European Community, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost‑effectiveness of a particular product candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription drugs, has become very intense. As a result, new products are facing increasingly high barriers to entry. In addition, in some countries, cross‑border imports from low‑priced markets exert a commercial pressure on pricing within a country.

The marketability of any products for which we receive regulatory approval for commercial sale may suffer if the government and third‑party payors fail to provide adequate coverage and reimbursement. In addition, an increasing emphasis on managed care in the United States has increased and we expect will continue to increase the pressure on pharmaceutical pricing. Coverage policies and third‑party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is secured for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Other Healthcare Laws and Compliance Requirements

If we obtain regulatory approval for any of our product candidates, we may be subject to various federal and state laws targeting fraud and abuse in the healthcare industry. For example, in the United States, there are federal and state anti‑kickback laws that prohibit the payment or receipt of kickbacks, bribes or other remuneration intended to induce the purchase or recommendation of healthcare products and services or reward past purchases or recommendations. Violations of these laws can lead to civil and criminal penalties, including fines, imprisonment and exclusion from participation in federal healthcare programs.

The federal Anti‑Kickback Statute prohibits persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce either the referral of an individual, or the furnishing, recommending, or arranging for a good or service, for which payment may be made under a federal healthcare program, such as the Medicare and Medicaid programs. The reach of the Anti‑Kickback Statute was broadened by the Healthcare Reform Law, which, among other things, amends the intent requirement of the federal Anti‑Kickback Statute and the applicable criminal healthcare fraud statutes contained within 42 USC. §1320a‑7b, effective March 23, 2010. Pursuant to the statutory amendment, a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the Healthcare Reform Law provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti‑Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act (discussed below) or the civil monetary penalties statute. Many states have adopted laws similar to the federal Anti‑Kickback Statute, some of which apply to the referral of patients for healthcare items or services reimbursed by any source, not only the Medicare and Medicaid programs.

The federal False Claims Act imposes liability on any person who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. The “qui tam” provisions of the False Claims Act allow a private individual to bring civil actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery. In addition, various states have enacted false claims laws analogous to the False Claims Act. Many of these state laws apply where a claim is submitted to any third‑party payer and not merely a federal healthcare program. When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of $5,500 to $11,000 for each separate false claim.

Also, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, created several new federal crimes, including healthcare fraud, and false statements relating to healthcare matters. The health care fraud statute prohibits knowingly and willfully executing a scheme to defraud any health care benefit program, including private third‑party payers. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services.

In addition, we may be subject to, or our marketing activities may be limited by, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, which established uniform standards for certain “covered entities” (healthcare providers, health plans and healthcare clearinghouses) and their business associates governing the conduct of certain electronic healthcare transactions and protecting the security and privacy of protected health information.

In order to raise sufficient financial resources to continue to advance our product candidates, we will need to address pricing pressures and potential third‑party reimbursement coverage for our product candidates. In the United States and elsewhere, sales of pharmaceutical products depend in significant part on the availability of reimbursement to the consumer from third‑party payors, such as government and private insurance plans. Third‑party payors are increasingly challenging the prices charged for medical products and services. It is and will continue to be time‑consuming and expensive for us or our strategic collaborators to go through the process of seeking reimbursement from Medicare and private payors. Our products may not be considered cost effective, and coverage and reimbursement may not be available or sufficient to allow us to sell our products on a competitive and profitable basis.

The Physician Payment Sunshine Act

The Physician Payment Sunshine Act, or the Sunshine Act, which was enacted as part of the Patient Protection and Affordable Care Act, or the ACA, requires applicable manufacturers of drugs, devices, biologicals, or medical supplies covered under Medicare, Medicaid or the Children’s Health Insurance Program, to report annually to the Secretary of the Department of Health and Human Services payments or other transfers of value made by that entity, or by a third party as directed by that entity, to physicians and teaching hospitals, or to third parties on behalf of physicians or teaching hospitals, during the course of the preceding calendar year. The Final Rule implementing the Sunshine Act, published on February 8, 2013, required data collection on payments beginning on August 1, 2013. The first annual report, comprised of data collected from August 1, 2013 to December 31, 2013, was due March 31, 2014. Failure to comply with the reporting requirements can result in significant civil monetary penalties ranging from $1,000 to $10,000 for each payment or other transfer of value that is not reported (up to a maximum per annual report of $150,000) and from $10,000 to $100,000 for each knowing failure to report (up to a maximum per annual report of $1 million). We will be required to collect data on and report these payments.

In many foreign markets, including the countries in the European Union, pricing of pharmaceutical products is subject to governmental control. In the United States, there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental pricing control.

Employees

As of December 31, 2018, we employed a total of eighteen full‑time employees. In addition, we will have access to certain of BioXcel employees and resources through the various agreements we have entered into with BioXcel. We are not a party to any collective bargaining agreements. We believe that we maintain good relations with our employees and also that of the Parent.

Our Corporate Information

We were incorporated as a Delaware corporation on March 29, 2017 as a wholly-owned subsidiary of BioXcel. Our principal executive offices are located at 555 Long Wharf Drive, New Haven, CT 06511 and our telephone number is (475) 238-6837.

Available Information

Our website address is www.bioxceltherapeutics.com. The contents of, or information accessible through, our website are not part of this Annual Report on Form 10-K, and our website address is included in this document as an inactive textual reference only. We make our filings with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, available free of charge on our website as soon as reasonably practicable after we file such reports with, or furnish such reports to, the SEC. The public may read and copy the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information. The address of the SEC’s website is www.sec.gov. The information contained in the SEC’s website is not intended to be a part of this filing.

Item 1A. Risk Factors

You should carefully consider the risks described below, as well as general economic and business risks and the other information in this Annual Report on Form 10‑K. The occurrence of any of the events or circumstances described below or other adverse events could have a material adverse effect on our business, results of operations and financial condition and could cause the trading price of our common stock to decline. Additional risks or uncertainties not presently known to us or that we currently deem immaterial may also harm our business.

Risks Related to Financial Position and Need for Additional Capital

We have a limited operating history and have never generated any product revenues, which may make it difficult to evaluate the success of our business to date and to assess our future viability.

We were incorporated in March 2017 and our operations to date have been largely focused on organizing and staffing our company, raising capital and acquiring the rights to, and advancing the development of, our product candidates, including conducting clinical and preclinical studies. We have not yet demonstrated an ability to successfully complete clinical trials, obtain marketing approvals, manufacture products on a commercial scale, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing products.

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

Since our inception, we have incurred significant operating losses. Our net loss was $19.3 million and $4.5 million for the years ended December 31, 2018 and 2017 respectively. As of December 31, 2018, we had stockholders’ equity of $38.9 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. None of our product candidates have been approved for marketing in the United States, or in any other jurisdiction, and may never receive such approval. It could be several years, if ever, before we have a commercialized product that generates significant revenues. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

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

Our current cash and cash equivalents will be used primarily to fund our ongoing research and development efforts over the coming months. We will be required to expend significant funds in order to advance the development of BXCL501, BXCL701 and our other product candidates. In addition, while we may seek one or more collaborators for future development of our current product candidate or any future product candidates that we may develop for one or more indications, we may not be able to enter into a collaboration for any of our product candidates for such indications on suitable terms, on a timely basis or at all. In any event, the net proceeds of our IPO and our existing cash will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of our product candidates or our other preclinical programs. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Further financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

We believe that our existing cash and cash equivalents of $42.6 million as of December 31, 2018, and a review of projected project timing, will enable us to fund our operating expenses and capital expenditure requirements for at least one year from the date of this Annual Report on Form 10‑K. Our estimate as to how long we expect our existing cash to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

We have completed several Phase 1 trials of IV Dex. Consequently, we may not have the necessary capabilities, including adequate staffing, to successfully manage the execution and completion of any future clinical trials we initiate in a way that leads to our obtaining marketing approval for our product candidates in a timely manner, or at all. This lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market our product candidates, which would significantly harm our business, results of operations and prospects.

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

Under the Hatch-Waxman Act, the holder of patents that the 505(b)(2) application references may file a patent infringement lawsuit after receiving notice of the paragraph IV certification. Filing of a patent infringement lawsuit against the filer of the 505(b)(2) applicant within 45 days of the patent owner’s receipt of notice triggers a one-time, automatic, 30‑month stay of the FDA’s ability to approve the 505(b)(2) NDA, unless patent litigation is resolved in the favor of the paragraph IV filer or the patent expires before that time. Accordingly, we may invest a significant amount of time and expense in the development of one or more product candidates only to be subject to significant delay and patent litigation before such product candidates may be commercialized, if at all. In addition, a 505(b)(2) application will not be approved until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, or NCE, listed in the Orange Book for the branded reference drug product has expired. The FDA may also require us to perform one or more additional clinical studies or measurements to support the change from the branded reference drug, which could be time consuming and could substantially delay our achievement of regulatory approvals for such product candidates. The FDA may also reject our future 505(b)(2) submissions and require us to file such submissions under Section 505(b)(1) of the FDCA, which would require us to provide extensive data to establish safety and effectiveness of the drug product for the proposed use and could cause delay and be considerably more expensive and time consuming. These factors, among others, may limit our ability to successfully commercialize our product candidates.

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

If a product is intended for the treatment of a serious condition and nonclinical or clinical data demonstrate the potential to address unmet medical need for this condition, a product sponsor may apply for FDA Fast Track designation. We have received Fast Track designation for acute treatment of agitation for BXCL 501. However, Fast Track designation does not ensure that we will receive marketing approval or that approval will be granted within any particular timeframe. We may not experience a faster development or regulatory review or approval process with Fast Track designation compared to conventional FDA procedures. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures.

Even if our product candidates receive regulatory approval, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.

Any regulatory approvals that we receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or the conditions of approval or contain requirements for potentially costly post-market testing and surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a Risk Evaluation and Mitigation Strategy (“REMS”) as a condition of approval of our product candidates, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, our product candidates will remain subject to ongoing requirements governing the manufacturing process, labeling, packaging, storage, advertising, distribution, import, export, promotion, recordkeeping and adverse event reporting. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with good clinical practice, or GCP, requirements for any clinical trials that we conduct post-approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with Good Manufacturing Practices, or GMP, regulations. If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product or the manufacturer, including requiring voluntary or mandatory recalls, additional restrictions on manufacturing or withdrawal of the product from the market or suspension of manufacturing. If we, our product candidates or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

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

Our inability to obtain and retain sufficient clinical trial liability insurance at an acceptable cost to protect against potential liability claims could prevent or inhibit our ability to conduct clinical trials for product candidates we develop. We currently have clinical trial liability insurance. Any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. We expect we will supplement our clinical trial coverage with product liability coverage in connection with the commercial launch of BXCL501, BXCL701 or other product candidates we develop in the future; however, we may be unable to obtain such increased coverage on acceptable terms or at all. If we are found liable in a clinical trial lawsuit or a product liability lawsuit in the future, we will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

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

We intend to seek FDA approval through the 505(b)(2) regulatory pathway for certain of our product candidates, including BXCL501. The Hatch-Waxman Act added Section 505(b)(2) to the FDCA. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant. If the FDA does not allow us to pursue the 505(b)(2) regulatory pathway for our product candidates as anticipated, we may need to conduct additional clinical trials, provide additional data and information and meet additional standards for regulatory approval. If this were to occur, the time and financial resources required to obtain FDA approval for our product candidates would likely substantially increase. Moreover, the inability to pursue the 505(b)(2) regulatory pathway could result in new competitive products reaching the market faster than our product candidates, which could materially adversely impact our competitive position and prospects. Even if we are allowed to pursue the 505(b)(2) regulatory pathway for a product candidate, we cannot assure you that we will receive the requisite or timely approvals for commercialization of such product candidate. In addition, we expect that our competitors will file citizens’ petitions with the FDA in an attempt to persuade the FDA that our product candidates, or the clinical studies that support their approval, contain deficiencies. Such actions by our competitors could delay or even prevent the FDA from approving any NDA that we submit under Section 505(b)(2).

We expect to rely heavily on orphan drug status to commercialize some of our product candidates, if approved, but any orphan drug designations we receive may not confer marketing exclusivity or other expected commercial benefits.

We expect to rely heavily on orphan drug exclusivity for our product candidates. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity. Orphan drug exclusivity in the United States provides that the FDA may not approve any other applications, including a full NDA, to market the same drug for the same indication for seven years, except in limited circumstances the applicable exclusivity period is ten years in Europe. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Although we have received orphan designation for BXCL701 for the treatment of pancreatic cancer, BXCL701 has not been granted orphan designation as of December 31, 2018 for the treatment of tNEPC.

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

As of December 31, 2018, BioXcel owns approximately 60.5% of the economic interest and voting power of our outstanding common stock. As long as BioXcel beneficially controls a majority of the voting power of our outstanding common stock, it will generally be able to determine the outcome of all corporate actions requiring stockholder approval, including the election and removal of directors. Even if BioXcel were to control less than a majority of the voting power of our outstanding common stock, it may influence the outcome of such corporate actions so long as it owns a significant portion of our common stock. If BioXcel continues to hold its shares of our common stock, it could remain our controlling stockholder for an extended period of time or indefinitely.

Approval of commercial terms between us and BioXcel does not preclude the possibility of stockholder litigation, including but not limited to derivative litigation nominally against BioXcel and against its directors and officers and also against us and our directors and officers.

The commercial terms of the Services Agreement and the Contribution Agreement that we have entered into with BioXcel have not been negotiated on behalf of BioXcel by persons consisting solely of disinterested BioXcel directors. Notwithstanding the foregoing, we have no basis for believing that the terms of these agreements will not be in the best interests of both BioXcel and its stockholders and also us and our stockholders.

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

We exercise no control over the activities of BioXcel other than the contractual rights we have pursuant to our Services Agreement and Contribution Agreement. Because of the historical relationship with our Parent, our reputation is also tied to BioXcel. We may be subject to reputational harm, or our relationships with existing and potential clients, third-party research organizations, consultants and other business partners could be harmed if BioXcel or any of its affiliates, previously, or in the future, among other things, engages in poor business practices, restructures or files for bankruptcy, becomes subject to litigation or otherwise damages its reputation or business prospects. Any of these events might in turn adversely affect our reputation, revenues and/or business prospects, and may also adversely affect our access to EvolverAI and BioXcel’s collaborative services.

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

The ownership by our executive officers and our directors of shares of BioXcel common stock, options to purchase shares of BioXcel common stock, or other equity awards of BioXcel may create, or may create the appearance of, conflicts of interest. Our Chief Executive Officer continues to serve in the same respective roles at BioXcel. Two of our four directors currently serve on both our board of directors and the board of directors of BioXcel. Because of the current positions of our executive officer and our directors with BioXcel, they own shares of BioXcel common stock, options to purchase shares of BioXcel common stock or other equity awards of BioXcel. Our Chief Executive Officer, Vimal Mehta, Ph.D. and one of our directors, Krishnan Nandabalan, Ph.D., each own approximately 42% and 42%, respectively, of outstanding BioXcel voting stock. Ownership by our executive officers and directors of common stock or options to purchase common stock of BioXcel, or any other equity awards, creates, or, may create the appearance of, conflicts of interest when these individuals are faced with decisions that could have different implications for BioXcel than the decisions have for us, including decisions that relate to our Services Agreement, Contribution Agreement, as well as potential agreements relating to future product candidates and AI-related services or collaborations. In connection with transactions related to our separation from BioXcel, or the Separation, our chief executive officer has agreed to recuse himself with respect to voting on any matter coming before either BioXcel’s or our board of directors related to our relationship with BioXcel, although he will still be permitted to participate in discussions and negotiations. Any perceived conflicts of interest resulting from investors questioning the independence of our management or the integrity of corporate governance procedures may materially affect our stock price.

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

Because we have a limited history as a stand-alone company, we may have difficulty doing so. We may need to acquire assets and resources in addition to those provided by BioXcel to us, and in connection with the separation, may also face difficulty in separating our resources from BioXcel’s and integrating newly acquired assets into our business. For example, we may need to hire additional personnel to assist with administrative and technical functions, and acquire other office and laboratory equipment for use in the ordinary course operations of our business. If we have difficulty operating as a stand-alone company, fail to acquire assets that we need to run our operations, or incur unexpected costs in separating our business from BioXcel’s business or in integrating newly acquired assets into our business, our financial condition and results of operations will be adversely affected.

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

Our strategy for the development and commercialization of our proprietary product candidates may include the formation of collaborative arrangements with third parties. We are a party to two collaboration agreements (Research and Clinical) with Nektar Therapeutics, Inc., or Nektar, relating to Nektar’s NKTR‑214 compound and BXCL 701. Existing and future collaborators have significant discretion in determining the efforts and resources they apply and may not perform their obligations as expected. Potential third party collaborators include biopharmaceutical, pharmaceutical and biotechnology companies, academic institutions and other entities. Third-party collaborators may assist us in:

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

As of December 31, 2018, we employed a total of eighteen full-time employees. In addition, we have access to certain of BioXcel’s employees and resources through the various agreements we have entered into with BioXcel. Our current internal departments include finance, research and development and administration. We have been expanding our management team to include an operation ramp up of additional technical staff required to achieve our business objectives. We will need to continue to expand our managerial, operational, technical and scientific, financial and other resources in order to manage our operations and clinical trials, establish independent manufacturing, continue our research and development activities, and commercialize our product candidate. Our management and scientific personnel, systems and facilities currently in place may not be adequate to support our future growth.

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

To continue to execute our growth strategy, we also must attract and retain highly skilled personnel. We might not be successful in maintaining our unique culture and continuing to attract and retain qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled personnel with appropriate qualifications. The pool of qualified personnel with AI experience, or experience working in the pharma market is limited overall. In addition, many of the companies with which we compete for experienced personnel have greater resources than we have.

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

Our competitors may have filed, and may in the future file, patent applications covering technology similar to ours. Any such patent application may have priority over our patent applications, which could further require us to obtain rights to issued patents covering such technologies. If another party has filed US patent applications on inventions similar to ours that claims priority to any applications filed prior to the priority dates of our applications, we may have to participate in an interference proceeding declared by the USPTO to determine priority of invention in the United States. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful if, unbeknownst to us, the other party had independently arrived at the same or similar inventions prior to our own inventions, resulting in a loss of our U.S. patent position with respect to such inventions. Other countries have similar laws that permit secrecy of patent applications and may be entitled to priority over our applications in such jurisdictions.

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

Concerns over inflation, energy costs, geopolitical issues, the U.S. mortgage market and a declining real estate market, unstable global credit markets and financial conditions, and volatile oil prices have led to periods of significant economic instability, diminished liquidity and credit availability, declines in consumer confidence and discretionary spending, diminished expectations for the global economy and expectations of slower global economic growth going forward, increased unemployment rates, and increased credit defaults in recent years. Our general business strategy may be adversely affected by any such economic downturns, volatile business environments and continued unstable or unpredictable economic and market conditions. If these conditions continue to deteriorate or do not improve, it may make any necessary debt or equity financing more difficult to complete, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance, and share price and could require us to delay or abandon development or commercialization plans.

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

As of December 31, 2018, our directors, executive officers and principal stockholders, and their respective affiliates, beneficially own approximately 62% of our outstanding shares of common stock. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to accounting controls and procedures in the future, or, if we discover additional material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult. Our management determined that our disclosure controls and procedures and internal controls were ineffective as of December 31, 2017 and 2016 and if they continue to be ineffective could result in material misstatements in our financial statements. As of December 31, 2018, management determined that our disclosure controls and procedures and internal controls were effective.

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

The U.S. government recently enacted comprehensive federal income tax legislation that includes significant changes to the taxation of business entities. These changes include, among others, a permanent reduction to the corporate income tax rate. Notwithstanding the reduction in the corporate income tax rate, the overall impact of this tax reform is uncertain, and our business and financial condition could be adversely affected. This Annual Report on Form 10‑K does not discuss any such tax legislation or the manner in which it might affect purchasers of our common stock. We urge our stockholders to consult with their legal and tax advisors with respect to any such legislation and the potential tax consequences of investing in our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located at 555 Long Wharf Drive in New Haven, Connecticut. The Company anticipates occupation of 11,040 square feet of space on the 12th floor in  March, 2019. The lease for this space is for a seven-year period with a renewal option for one additional five-year term. We believe that our existing facilities are suitable and adequate to meet our current needs. We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

Item 3. Legal Proceedings

We are not a party to any legal proceedings, and we are not aware of any claims or actions pending or threatened against us. In the future, we might from time to time become involved in litigation relating to claims arising from our ordinary course of business, the resolution of which we do not anticipate would have a material adverse impact on our financial position, results of operations or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

On March 8, 2018, our common stock began trading on the Nasdaq Capital Market under the symbol “BTAI”. Prior to that time, there was no public market for our common stock.

Use of Proceeds from Registered Offerings

On March 7, 2018, we completed the initial public offering, or IPO, of our common stock pursuant to which we issued and sold 5,454,545 shares of our common stock at a price to the public of $11.00 per share. All of the shares of common stock issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (Registration No. 333-222990), which was declared effective by the SEC on March 7, 2018.  We received net proceeds of $54.1 million, after deducting underwriting discounts and commissions and offering expenses borne by us. Except for the repayment of $371,000 towards settlement of the Grid Note and reimbursement of $440,000 towards expenses to BioXcel, none of the expenses incurred by us were direct or indirect payments to any of (i) our directors or officers or their associates, (ii) persons owning 10 percent or more of our common stock, or (iii) our affiliates. Barclays Capital, UBS Investment Bank and BMO Capital Markets acted as joint book-running managers for the offering. Canaccord Genuity acted as lead manager.

As of December 31, 2018, we have used $14.2 million of the net proceeds from the IPO and cash on hand primarily to fund our planned clinical development of BXCL501 through Phase 2 clinical development and potentially commence one registration trial, to fund our planned clinical development of BXCL701 through Phase 2 clinical development, to make certain payments to BioXcel, and for general corporate purposes and working capital. Such uses are consistent with the planned use of proceeds described in our prospectus dated March 7, 2018 filed with the SEC on March 9, 2018 pursuant to Rule 424(b) under the Securities Act.

Stockholders

As of December 31, 2018, there were ten stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never paid or declared any cash dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain all available funds and any future earnings to fund the development and expansion of our business. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon a number of factors, including our results of operations, financial condition, future prospects, contractual restrictions, restrictions imposed by applicable law and other factors that our board of directors deems relevant.

Equity Compensation Plans

The information required by Item 5 of Form 10‑K regarding equity compensation plans is incorporated herein by reference to Item 11. of Part III of this Annual Report.

Issuer Purchases of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Annual Report.

Item 6. Selected Financial Data

The following table presents our selected financial data and certain other financial data. The balance sheet data as of December 31, 2018 and 2017, and the results of operations data and cash flows data for the years then ended were derived from our financial statements. The financial data and other financial data presented below should be read in conjunction with our financial statements and the related notes thereto, under the sections entitled “Financial Statements and Supplementary Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K. The selected financial data in this section are not intended to replace our financial statements and the related notes. Our historical reposts are not indicative of our future results.

Our historical results of operations presented below may not be reflective of our financial position, results of operations and cash flows had we operated as a stand‑alone public company during all periods presented. Prior to June 30, 2017, BTI operated as part of BioXcel and not as a separate stand‑alone entity. Our financial statement prior to June 30, 2017 have been prepared on a “carve‑out” basis from the financial statements of BioXcel to represent our financial position and performance as if we had existed on a stand‑alone basis during each of the years presented in the financial statements. Our financial information for periods beginning July 1, 2017 have been prepared as if we are standalone entity. These results reflect amounts specifically attributable to our business, including the costs BioXcel incurred for the assets that were contributed to us by our parent under the Contribution Agreement and the Services Agreement. The agreements provide us with certain general and administrative and development support services that became effective June 30, 2017. However, during the carve‑out period, consistent with accounting regulations, we have assumed that we were a separate business within BioXcel and we have reflected the related assets, liabilities and expenses in our results for periods prior to and post incorporation. We believe that such allocations have been made on a reasonable basis, but may not necessarily be indicative of all of the costs that would have been incurred if we had operated on a standalone basis.

For the years ended December 31,	2018	2017
	(in thousands, except per share amounts)
Results of operations data
Revenues	$—	$—

Operating costs and expenses
Research and development	14,558	2,690
General and administrative	5,404	1,847
Total operating expenses	19,962	4,537
Loss from operations	(19,962)	(4,537)
Other income
Dividend and interest income, net	692	(2)
Net loss	$(19,270)	$(4,539)

Net loss per share attributable to common stockholders/ Parent basic and diluted	$(1.32)	$(0.47)

Weighted average shares outstanding - basic and diluted	14,571,553	9,685,005

As of December 31,	2018	2017
	(in thousands)
Balance sheet data
Cash and cash equivalents	$42,565	$887
Working capital (deficit)	38,511	(1,447)
Total assets	43,549	1,355
Total stockholders' equity (deficit)	38,889	(982)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with “Selected Financial Data” and our financial statements and the related notes appearing elsewhere in this report. In addition to historical information, this discussion and analysis contains forward‑looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this prospectus. All amounts in this report are in U.S. dollars, unless otherwise noted.

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

We believe that this differentiated approach has the potential to reduce the cost and time of drug development in diseases with substantial unmet medical need. Our two most advanced clinical development programs are BXCL501, a sublingual thin film formulation of the α2a adrenergic receptor agonist dexmedetomidine, or Dex, for acute treatment of agitation resulting from neurological and psychiatric disorders, and BXCL701, an immuno‑oncology agent for treatment of a rare form of prostate cancer and pancreatic cancer.

We intend to develop first‑in‑class, high value therapeutics by leveraging EvolverAI, a research and development engine created and owned by our parent, BioXcel Corporation, or BioXcel. We believe the combination of our therapeutic area expertise and our ability to generate product candidates through our exclusive collaborative relationship with BioXcel in the areas of neuroscience and immuno‑oncology gives us a significant competitive advantage. EvolverAI was developed over the last decade and integrates millions of fragmented data points using artificial intelligence and proprietary machine learning algorithms. After evaluating multiple product candidates using EvolverAI, we selected our lead programs because our analysis indicated these drugs may have utility in new therapeutic indices where there is substantial unmet medical needs and limited competition. By focusing on clinical candidates with relevant human data, we believe our approach will help us design more efficient clinical trials, thereby accelerating our product candidates’ time to market. We retain global development and commercialization rights to these two programs.

Our Clinical Programs

The following table summarizes our lead development programs:

BioXcel Therapeutics Pipeline: Rapid Human PoC and Development Path

First-in-class neuroscience and immuno-oncology pipeline with multiple near-term milestones

Program	Product Candidate	Phase 1/2	Phase 2/3	Anticipated Milestones	Worldwide Rights
Treatment of Acute Agitation	BXCL501 (Selective α_{2a} Adrenergic Receptor Agonist)	Bioavailability Study (multiple doses) → Schizophrenia/Bipolar; Geriatric Dementia		✓BA study initiated with BXCL501 (4Q 2018) • BA study data readout (1H 2019) • Launch registration trials (2019)	bioxcel therapeutics
Immuno-Oncology	BXCL701 (DPP 8/9 & FAP Inhibitor)	Neuroendocrine Prostate Cancer (tNEPC); Pancreatic Cancer		✓Initiated tNEPC phase 1b/2 trial (4Q 2018) • Initiate pancreatic trials (1H 2019) • Preliminary tNEPC readout (2H 2019) • Preliminary pancreatic readouts (2H 2019)	bioxcel therapeutics
Pipeline Expansion	BXCL501 BXCL701	Delirium, Opiate Withdrawal Exploring Multiple Tumor Types		• New indications & geography expansion (2019)	bioxcel therapeutics
Future Programs		Additional Discovery Through an Exclusive AI Relationship with BioXcel (parent)			

*Bioavailability (BA) study for optimizing BXCL501 sublingual thin film dose for Phase 3 registration trials bioxcel therapeutics
1
Proprietary & Confidential

Our Strategy

Our goal is to become a leader in the field of neuroscience and immuno‑oncology. The key elements to achieving this goal are to:

•

Advance BXCL501, a sublingual thin film formulation of Dex, a selective α2a adrenergic receptor agonist, designed for acute treatment of agitation, to approval through an accelerated FDA Section 505(b)(2) pathway.

•

Neurological and Psychiatric Disorders.  We believe that BXCL501 has the potential to become the standard of care for the acute treatment of agitation arising from diseases such as schizophrenia, bipolar disorder, senile dementia (Alzheimer’s type), and other indications. Dex has been shown to significantly reduce agitation in elderly patients experiencing post surgical anesthetic‑induced delirium who did not respond to treatment with haloperidol, a potent antipsychotic that is used to treat symptoms for schizophrenia.

•

Additional Indications.  We also plan to expand into additional indications for acute treatment of agitation resulting from delirium, alcohol or opioid withdrawal, and post‑traumatic stress disorder, or PTSD, as well as explore the use of BXCL501 in patients who are claustrophobic and anxious awaiting an MRI or other out-patient medical procedures.

•	Advance BXCL701 into Phase 2 trials to assess its potential to be the first approved therapy for tNEPC and for the second line treatment of pancreatic cancer.
•

tNEPC (Orphan Segment of Prostate Cancer).  BXCL701 was previously studied in multiple clinical trials and demonstrated single agent anti‑tumor activity in melanoma, an immuno‑sensitive tumor. In our preclinical studies, BXCL701 has demonstrated the ability to synergistically increase the anti‑tumor activity of checkpoint inhibitors. We believe the existing preclinical and clinical data for BXCL701 may significantly reduce our development time for this compound. The FDA accepted our IND proposal to test BXCL701 in tNEPC, and the trial opened to accrual in February 2019.

•

Pancreatic Cancer.  Data indicates that fibroblast activation protein positive, or FAP contribute to checkpoint inhibitor resistance, and immunosuppression more generally in pancreatic cancer. We believe provides a strong rationale for combining BXCL701 with a checkpoint inhibitor avelumab (Bavencio) or nivolumab (Opdivo). Furthermore we have shown strong synergy Between BXCL 701 checkpoint inhibition and NKTR 214, a CD122 based agonist of IL2, in a pancreatic preclinical model. BXCL701 has been granted orphan drug designation by the FDA for the treatment of pancreatic cancer. We believe the existing clinical and preclinical data for BXCL701 in pancreatic cancer may reduce our development time for this compound.

•

Potential for Accelerated Clinical and Regulatory Approval.  Given that both indications represent high unmet medical needs with few treatment options, we intend to pursue breakthrough therapy designation and accelerated approval pathways for both indications.

•

Additional Indications.  We believe BXCL701 is active at multiple stages of the cancer immunity cycle. As such, we believe BXCL701 offers a “pipeline in a product” platform given its potential application across other solid tumor types. We believe existing preclinical and clinical evidence support the combination of BXCL701 with checkpoint inhibitors, agents that stimulate of “co-stimulate” immune effoctor calles. Moreover, agents that stimulate antibody‑dependent cell‑mediated cytotoxicity, (ADCC) or cell-based therapies such as chimeric antigen receptor T‑cell (CAR‑T) therapy, oncolytic viruses or therapeutic vaccines all represent potential combinations with synergistic benefit.

•

Identify biomarkers to select patients who have the highest likelihood to respond to our product candidates.  Predicting optimal drug responses in patients requires the identification and validation of predictive biomarkers. We believe that our ability to identify patient subsets most likely to respond to our product candidates will increase the clinical benefit to patients and improve the probability of success of our clinical trials. The indications for our lead product candidate BXCL701 were chosen in part because they are known to overexpress DPP 8/9 and FAP. Our planned PoC clinical trial of BXCL701 will examine biomarkers retrospectively related to its molecular and cellular targets to identify those that may correlate with clinical efficacy and increase our likelihood of success.

•

Enhance our R&D pipeline by leveraging our therapeutic area expertise with EvolverAI to identify, develop and commercialize new product candidates in neuroscience and immuno‑oncology.  In addition to our leading clinical programs and our emerging and future pipeline, we intend to select our next clinical program during 2019. We have established translational and development expertise, which we believe will help us advance the present and future product candidates in these fields. We may also opportunistically in‑license additional product candidates identified through our AI platform approach within our core areas of expertise.

•

Maximize the commercial potential of our product candidates.  We have worldwide development and commercialization rights to our BXCL501, BXCL701, BXCL502 and BXCL702 product candidates. If BXCL501 and BXCL701 are approved in the United States, we would consider building a specialty sales force in the United States and/or collaborate with third parties to maximize the potential of our product candidates. Furthermore, we intend to commercialize BXCL501 and BXCL701 outside the United States through collaborations with third parties.

Our Novel Drug Re-Innovation Approach

Our AI‑based discovery and development process is the foundation of our drug re‑innovation model for identifying the next wave of medicines. Our therapeutic area experts have over 60 years of experience across the drug discovery and development value chain. We believe EvolverAI is a novel method of finding potential product candidates because it combines the comprehensiveness and efficiency of machine learning and big data analytics with the expertise and intuition of human experience in drug development. We believe the combination of our therapeutic area expertise and our ability to generate therapeutic candidates in neuroscience and immuno‑oncology through our exclusive collaborative relationship in those areas with BioXcel gives us a significant competitive advantage.

The pharmacological space spans more than 27,000 active pharmaceutical agents and only around 4,000 are approved and marketed drugs benefiting patients. These marketed drugs may be applied to other indications, including rare diseases, and represent an untapped potential for meeting significant unmet medical need and recoupment of research and development investments. A large number of the remaining agents are clinical candidates that are active, shelved or have failed for reasons other than toxicity and can potentially be re‑engineered for different indications or patient segments. They potentially represent an unrealized investment of billions of research and development dollars by the private and public sectors, resulting in an immeasurable amount of patient suffering and sacrificing during clinical development.

Traditional drug development is plagued with low success rates (11.3%, according to Tufts Center for the Study of Drug Development White Paper, 2015), long drug development cycles (10‑15 years, according to PhRMA Key Facts 2016) and exorbitant development costs ($2.6 billion per drug, according to PhRMA Key Facts 2016). Furthermore, many serious diseases continue to go unaddressed due to limitations of the current drug discovery paradigm. The recent advent of numerous ‘omics’ technologies (genomics, proteomics) and rapid advances in science and medicine are generating terabytes of valuable unexploited knowledge that is widely distributed in multiple big data lakes with several orders of complexity and variety. Much of this data is not being systematically applied to the development of next‑generation therapeutics, thus preventing the optimization of drug development utilizing the understanding of technology, science, medicine, markets and commercial opportunities. The efficient and intuitive use of big data remains a bottleneck and a challenge to the pharmaceutical industry. Taken together, these factors underscore the need for fundamental new approaches to drug discovery and development. The market opportunity to identify new uses for existing pharmacological agents remains substantial, due to the lack of technology‑driven insights. Our parent, BioXcel, has created a proprietary R&D engine, EvolverAI, for drug re‑innovation that provides a proprietary systems‑based approach designed to unlock the hidden value in drugs. The combination of our therapeutic area expertise and our exclusive collaborative relationship with BioXcel enables us to screen, analyze, and identify the product candidates that we believe have a high likelihood of benefiting patients. The compounds in our pipeline have been identified using this proprietary platform.

EvolverAI is designed to eliminate human bias by scanning millions of data points from disparate data sources to create network maps. The nodes and connections in the network map are weighted and ranked based on the validity of supporting evidence using disease specific algorithms. They are then further analyzed using artificial intelligence and machine learning approaches supplemented by human domain‑based expertise to uncover novel connections between disease parameters, molecular targets, mechanisms of actions and product candidates.

This drug re‑innovation model is exemplified by the successful development and commercialization of drugs such as Tecfidera (Biogen, Inc.), Thalomid (Celgene Corporation) and Viagra (Pfizer, Inc.). All of these drugs were identified by insights in biology and disease pathophysiology. The successful business models of biotech companies like Puma Biotechnology, Inc. and Corvus Pharmaceuticals, Inc. are based on the re‑innovation of existing clinical candidates or marketed drugs to provide novel solutions for patients. Unfortunately, such discoveries have been severely limited in scope due to the lack of a genuinely integrated big data analytics based approach.

We believe that only EvolverAI allows a comprehensive and unbiased evaluation of the complete pharmacological space. Our drug portfolio was identified using EvolverAI and the lead programs were chosen among more than 20 compounds selected using this approach. We believe our drug re‑innovation model and exclusive collaborative relationship with BioXcel has the potential to reduce the cost and time of drug development, help us design more efficient trials and accelerate our product candidates’ time to market. This assumption is based on capitalizing product candidates with substantial clinical data and mitigated risk due to well‑defined safety profiles, known PK/PD properties, and an established manufacturing and regulatory path.

Basis of Presentation

For periods prior to June 30, 2017, our financial statements are presented on a carve-out basis from the financial records of BioXcel. The carve-out includes reasonable allocations of assets and liabilities and expenses attributable to our business.

Our financial results reflect amounts specifically attributable to the BTI Business, which include expenses, assets and liabilities of BioXcel relating to the Candidates that were contributed to us by BioXcel under the Contribution Agreement for the period from January 1, 2015 until June 30, 2017. The Services Agreement provides us with certain general and administrative and development support services that became effective June 30, 2017. The general and administrative services were reduced when we occupied separate office space in the early part of 2018. In addition, financial support services were phased out during the balance of 2018.

Management believes the assumptions underlying the allocations of indirect expenses in the carve-out financial information are reasonable, however, our financial position, results of operations and cash flows may have been materially different if it had operated as a stand-alone entity. Our financial information for periods beginning July 1, 2017 have been prepared as if we are standalone entity. For the year ended December 31, 2018 the results are on a stand-alone entity basis.

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

Our research and development costs by program for the year ended December 31, 2018 are as follows:

BXCL 501	$6,051
BXCL 701	5,984
BXCL 502	75
BXCL 702	105
Other research and development programs	573
Research and development support services	1,770
Total research and development expenses	$14,558

General and Administrative

General and administrative expenses consist primarily of personnel costs, including salaries, benefits, stock-based compensation and travel expenses, for our executive, finance, corporate development and other administrative functions. General and administrative expenses also include legal expenses to pursue patent protection of our intellectual property, professional fees for audit and tax and insurance charges.

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

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is set forth in Note 3 to the financial statements included in this Annual Report on Form 10‑K.

Results of Operations

Comparison of the Years Ended December 31, 2018 and 2017

The following table summarizes our results of operations for the years ended December 31, 2018 and 2017:

	Year
	Ended
	December 31,		Increase
	2018	2017	(Decrease)
	(in thousands)
Operating costs and expenses
Research and development	$14,558	$2,690	$11,868
General and administrative	5,404	1,847	3,557
Total operating expenses	19,962	4,537	15,425
Loss from operations	(19,962)	(4,537)	(15,425)
Other expense
Dividend and interest income, net	692	(2)	694
Net loss	$(19,270)	$(4,539)	$(14,731)

Research and Development Expense

Research and development expenses for the years ended December 31, 2018 and 2017 were $14,558 and $2,690, respectively. The increase of $11,868 is attributable to the costs described in the table below:

	Year Ended
	December 31,
	2018	2017	Change
Salaries, bonus & related costs	$3,086	$635	$2,451
Non-cash stock-based compensation	1,843	944	899
Professional research & project related costs	2,240	382	1,858
Drug acquisition costs	1,000	—	1,000
Clinical trials expense	3,851	384	3,467
Chemical, manufacturing and controls cost ("CMC")	1,693	200	1,493
All other	845	145	700
Total research and development expenses	$14,558	$2,690	$11,868

Salaries, bonus and related costs increased due to higher bonus accruals, increases in headcount, payroll taxes, recruiting fees and travel related costs.

Non-cash stock-based compensation has increased as a result of options granted to a significantly increased headcount following our IPO.

Drug acquisition expenses included a payment to BioXcel of $1,000 pursuant to the Contribution Agreement for the BTI business programs.

Professional research, project related costs, clinical trials expenses and CMC costs increased due to the completion of clinical trials that commenced in 2017 and the initiation of new trials related to thin film formulation of Dex and IV Dex and the acceleration of research and development activities. Costs also increased as the Company prepared for BXCL 701clinical trials in tNEPC and pancreatic cancer.

General and Administrative Expense

General and administrative expenses for the years ended December 31, 2018 and 2017 were $5,404 and $1,847, respectively. The increase of $3,557 is attributable to the costs described in the table below:

	Year Ended
	December 31,
	2018	2017	Change
Salaries, bonus & related costs	$1,409	$403	$1,006
Non-cash stock-based compensation	1,239	662	577
Professional fees	1,745	566	1,179
Insurance	681	16	665
All other	330	200	130
Total general and administrative expenses	$5,404	$1,847	$3,557

Salaries, bonus and related costs increased due to increases in headcount, higher bonus accruals, payroll taxes, recruiting fees and travel related costs.

Non-cash stock-based compensation has increased as a result of options granted to a significantly increased headcount following our IPO.

Professional fees increased due to expanding operations and operating as a public company. Higher legal, audit, investor relations, licensing and information technology costs were incurred during the current period.

Insurance costs increased primarily due to Director and Officer liability insurance.

Liquidity and Capital Resources

As of December 31, 2018, we had cash and cash equivalents of $42.6 million, working capital of $38.5 million and stockholders’ equity of $38.9 million. Net cash used in operating activities was $13.5 million and $2.2 million for the years ended December 31, 2018 and 2017.  We incurred losses of approximately $19.3 million and $4.5 million for the years ended December 31, 2018 and 2017. We have not yet generated any revenues and we have not yet achieved profitability. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need to generate significant product revenues to achieve profitability.

On March 7, 2018, the Company’s registration statement on Form S-1 relating to its IPO was declared effective by the Securities and Exchange Commission (“SEC”). The IPO closed on March 12, 2018, and the Company issued and sold 5,454,545 common shares at a public offering price of $11.00 per share. Gross proceeds totaled $60,000 and net proceeds totaled $54,102 after deducting underwriting discounts and commissions of $4,200 and other offering expenses of approximately $1,698.

We believe that our existing cash and cash equivalents as of December 31, 2018, and a review of projected project timing, will enable us to fund our operating expenses and capital expenditure requirements for at least one year from the date of this Annual Report on Form 10-K. Our current cash and cash equivalents will be used primarily to fund our ongoing research and development efforts over the coming months. We will be required to expend significant funds in order to advance the development of BXCL501, BXCL701 and our other product candidates. In addition, while we may seek one or more collaborators for future development of our current product candidate or any future product candidates that we may develop for one or more indications, we may not be able to enter into a collaboration for any of our product candidates for such indications on suitable terms, on a timely basis or at all. In any event, the net proceeds of our IPO and our existing cash and cash equivalents will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of our product candidates or our other preclinical programs. Our estimate as to how long we expect our existing cash to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Further financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy and we may be forced to curtail or cease operations.

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

Cash Flows

	Year Ended December 31,
(in thousands)	2018	2017
Cash provided by (used in) in thousands:
Operating activities	$(13,509)	$(2,196)
Investing activities	(340)	—
Financing activities	55,527	3,083

Operating Activities

For the year ended December 31, 2018, net cash used in operating activities was approximately $13,509 which consisted of a net loss of $19,270 partially offset by $3,082 in stock-based compensation and $17 of depreciation. Increases in accounts payable and accrued expenses of $3,201 were offset in part by increases in prepaid expenses (primarily for insurance premiums) and other assets of $539.

For the year ended December 31, 2017, net cash used in operating activities was approximately $2,196 which consisted of a net loss of $4,539 offset by $1,606 in stock-based compensation and $737 an increase in accounts payable and accrued expenses.

Investing Activities

We purchased computers and related equipment for technical research and for additional headcount during the year ended December 31, 2018. In addition, the Company incurred design charges and construction costs for future space occupancy.

Financing Activities

The net cash provided by financing activities was approximately $55,527 for the year ended December 31, 2018 which was mainly attributable to the proceeds from issuance of common stock in our IPO offset in part by repayment of loans to our Parent.

Net cash provided by financing activities for the years ended December 31, 2017 of $3,083 were attributable to investments and loans made by BioXcel.

Operating Capital and Capital Expenditure Requirements

We expect to continue to incur significant and increasing operating losses at least for the next several years as we expand our clinical trials of BXCL501 and BXCL701, seek marketing approval for our product candidates and pursue development of our other product candidates. We do not expect to generate revenue unless and until we successfully complete development and obtain regulatory approval for our product candidates. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our planned clinical trials and our expenditures on other research and development activities.

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

        A description of significant accounting policies that require us to make estimates and assumptions in the preparation of our financial statements is as follows:

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

       The financial statements of the Company for the period through June 30, 2017 are derived by carving out the historical results of operations and historical cost basis of the assets and liabilities associated with the BTI Business that have been contributed to the Company by BioXcel, from the financial statements of BioXcel.

Research and Development

        Research and development expenses are expensed as incurred. Patent costs and patent acquisition costs are expensed as incurred and included in general and administrative expenses.

Stock-based Compensation

Charges from our Parent BioXcel Corporation.

        The financial statements include certain expenses of our parent, BioXcel, including stock-based compensation expense that were carved-out of the historical financial statements of BioXcel based on the percentage of the expense attributable to BTI related activities.

        BioXcel has granted stock options to its employees under its own equity incentive plan, or the BioXcel Plan. Stock-based compensation expense from awards granted under the BioXcel Plan is allocated to BTI over the required service period over which those stock option awards vest and is based upon the percentage of time the award recipient spent working on our activities compared to BioXcel activities, which is the same basis used for allocation of salary costs.

        The BioXcel stock option awards are valued at fair value on the date of grant and that fair value is recognized over the requisite service period. The estimated fair value of these BioXcel stock option awards was determined using the Black Scholes option pricing model on the date of grant. Stock based awards to non-employees are remeasured at fair value each financial reporting date until vesting is complete. Significant judgment and estimates were used to estimate the fair value of these awards, as they are not publicly traded.

        Our estimation of fair value of the awards considered recent transactions entered into by BioXcel, relevant industry and comparable public company data. Since BioXcel is a non-public entity, the majority of the inputs used to estimate the fair value of the common stock option awards are considered level 3 due to their unobservable nature. Each option award is subject to specified vesting schedules and requirements (a mix of time-based, and corporate event-based, including financing events). Compensation expense is charged to us by BioXcel over the required service period to earn the award which is expected to be up to four years, subject to the achievement of time and event-based vesting requirements.

BioXcel Therapeutics, Inc. 2017 Equity Incentive Plan

Our board of directors adopted the 2017 Equity Incentive Plan, or the Plan, on August 22, 2017. The Plan will expire on August 22, 2027. The purpose of the Plan is to attract and retain key personnel and to provide a means for directors, officers, managers, employees, consultants and advisors to acquire and maintain an interest in our company, which interest may be measured by reference to the value of its common stock.

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

The Company adopted FASB ASU 2016‑09 as of January 1, 2018 and has elected to account for forfeitures as they occur, by reversing compensation cost when the award is forfeited.

The assumptions underlying these valuations represent management's best estimates, which involve inherent uncertainties and the application of management judgment. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our stock-based compensation expense could be materially different.

Expenses Accrued Under Contractual Arrangements with Third Parties; Accrued Clinical Expenses

As part of the process of preparing our financial statements, we are required to estimate our accrued expenses. This process involves reviewing open contracts and purchase orders, communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us monthly in arrears for services performed. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary.

We base our expenses related to clinical trials on our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and contract research organizations that conduct and manage clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing expenses, we estimate the time period over which services will be performed and the level of effort to be expended in each period, which is based on an established protocol specific to each clinical trial. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low in any particular period.

Contractual Obligations and Commitments

The Company entered into a “Swing Space” agreement on June 21, 2018 to lease approximately 5,300 square feet of office space on the 5th floor (the “5th Floor Lease”) of the building located at 555 Long Wharf Drive, New Haven, Connecticut. On August 20, 2018, the Company entered into an agreement to lease approximately 11,040 square feet of space (the “12th Floor Lease”)

The term of the 5th Floor Lease is through the earlier of the date the Company conducts business in the 12th Floor space, or April 30, 2019. No base rent is payable during this period, however the Company is obligated to pay a pro-rata electricity charge each month.

Occupancy of the 12th floor lease and the related Commencement Date for payment obligations is expected to be in March 2019.

The following table summarizes our contractual obligations at December 31, 2018 and the effect such obligations are expected to have on our liquidity and cash flow in future periods and is solely related to the 12th floor lease:

	Payments due by Period
	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
Operating lease commitments	$1,507	$153	$405	$444	$505

For additional details, see “Notes to Financial Statements – Leases”.

Off-Balance Sheet Arrangements

We did not have during the periods presented, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our balance sheet as of December 31, 2018 includes cash and cash equivalents of $42.6 million. We do not participate in any foreign currency hedging activities and we do not have any other derivative financial instruments. We did not recognize any significant exchange rate losses during the years ended December 31, 2018 and 2017, respectively.

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

Item 8. Financial Statements and Supplementary Data

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report. An index of those financial statements is found in Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s  rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the audit of our financial statements for the year ended December 31, 2017, our management concluded that we had a material weakness in our internal controls because we lacked adequately designed internal controls over the financial reporting and SEC filing process.  The lack of an adequately designed internal control process made it difficult for management to ensure the timely preparation and review of the accounting for certain transactions, especially those that are technically complex, non-routine transactions or transactions subject to management estimates and judgement. In addition, we did not have adequately designed and documented financial close and management review controls to properly detect and prevent certain accounting errors and omitted disclosures in the financial statements and related footnotes.  We believe we have addressed this weakness during the quarter ended March 31, 2018 and for the year ended December 31, 2018 by establishing proper closing procedures involving account reconciliations, engaging a third party to assist us with analyzing technically complex and non-routine transactions, the creation of a larger finance function with additional personnel, including the recruitment of a controller, assistant controller and administrative support personnel.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures are effective.

Management’s Annual Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

In addition, because we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting for so long as we are an emerging growth company.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) occurred during the three months ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth information regarding our executive officers, directors and key employees as of March 1, 2019:

Name	Age	Position(s)
Executive Officers and Employee Directors
Vimal Mehta, Ph.D.	58	President, Chief Executive Officer and Director
Richard Steinhart	61	Chief Financial Officer
Frank Yocca, Ph.D.	63	Chief Scientific Officer
Vincent O’Neill, M.D.	49	Chief Medical Officer
Non-Employee Directors
Peter Mueller, Ph.D.	62	Director
Sandeep Laumas, M.D.	50	Director
Krishnan Nandabalan, Ph.D.	56	Director
Michal Votruba	54	Director

Executive Officers and Employee Directors

Vimal Mehta, Ph.D. has served as a director since April 2017 and as our Chief Executive Officer, President and Secretary since May 2017. He is a co-founder of BioXcel Corporation and has served as its Chairman of the Board since 2005 and its Chief Executive Officer since September 2014. Dr. Mehta has held various senior scientific and business development positions, including Senior Vice President of Business Development at London-based Inpharmatica Ltd, a global predictive informatics company, from 2002 to 2006 and Senior Vice President, Business Development for Jubilant Life Sciences, an integrated global pharmaceutical and life sciences company, from 2006 to 2007. Previously, Dr. Mehta served as Business Development Manager at CuraGen Corporation, a biotechnology company, from 1996 to 2002. He held multiple positions in the Department of Radiology at the University of Texas, Southwestern Medical Center from 1989 to 1996, including Postdoctoral Fellow, Instructor and Assistant Professor. Dr. Mehta holds a Ph.D. in Chemistry from the University of Delhi, India and completed a Post-Doctoral Fellowship in Chemistry at the University of Montpellier, France. During the length of his career, Dr. Mehta has garnered a deep understanding of the biopharma and healthcare ecosystem and has been actively involved in diverse global value generating initiatives encompassing corporate strategy and planning, global business development, and corporate fundraising. He has helped to shape the company's strategic and business trajectory and which the Board believes qualifies him to serve as a director of our company.

Richard I. Steinhart has served as our Chief Financial Officer since October 2017. From October 2015 to June 2017 he was Vice President and CFO at Remedy Pharmaceuticals, Inc. From January 2014 to September 2015 Mr. Steinhart worked as a financial and strategic consultant to the biotechnology and medical device industries. From April 2006 through December 2013, Mr. Steinhart was employed by MELA Sciences, Inc., as their Vice President, Finance and Chief Financial Officer, Treasurer and Secretary from April 2006 to April 2012 and as Sr. Vice President, Finance and Chief Financial Officer from April 2012 to December 2013. From May 1992 until joining MELA Sciences, Mr. Steinhart was a Managing Director of Forest Street Capital/SAE Ventures, a boutique investment banking, venture capital, and management consulting firm focused on healthcare and technology companies. Prior to Forest Street Capital/SAE Ventures, he was Vice President and Chief Financial Officer of Emisphere Technologies, Inc. Mr. Steinhart's other experience includes seven years at CW Group, Inc., a venture capital firm focused on medical technology and biopharmaceutical companies, where he was a General Partner and Chief Financial Officer. Mr. Steinhart is a member of the Board of Directors of Actinium Pharmaceuticals, Inc., a position he assumed in November 2013, and Atossa Genetics, Inc., where he began his service in March 2014. Mr. Steinhart serves as the Chairman of the Audit Committee at Actinium

Pharmaceuticals, where he also sits on the Corporate Governance Committees. Mr. Steinhart serves as the Chairman of Atossa Genetics Audit Committee and is a member of its Compensation Committee. He holds B.B.A. and M.B.A. degrees from Pace University and is a Certified Public Accountant (inactive).

Frank D. Yocca, Ph.D. has served as our Chief Scientific Officer since June 2017. From April 2015 to April 2017, he was Senior Vice President, CNS R&D of BioXcel. From 2005 to 2015, Dr. Yocca held multiple leadership roles at AstraZeneca plc, including Vice President, Strategy and Externalization, Neuroscience Virtual Innovative Medicine Unit (iMed) (2011-2015), Vice President and Head, Strategy Unit, CNS and Pain Innovative Medicine Unit (iMed) (2010 to 2011) and Vice President and Head, CNS Pain Discovery (2005 to 2010). Prior to this he was Executive Director at the Bristol Myers Squibb Pharmaceutical Research Institute from 1984 to 2004 where he served concurrent leadership responsibilities within the Neuroscience Clinical Group for Early and Late Clinical Development Studies. Prior to this Dr. Yocca served as Executive Director, Neuroscience Discovery from 1997 to 2003, where he was a collaborator in the development and implementation of corporate strategic plans and leader for the Neuroscience Biology Department in the discovery of psychiatry and Alzheimer's clinical candidates. He was a core member of the Abilify Product Development and Commercialization Team from 1999 to 2002 and a core member of the Early and Late Discovery and Development Teams from 1984 to 2001. Dr. Yocca holds a B.S. in biochemistry from Manhattan College and an M.S. in pharmacology and a Ph.D. in neuropharmacology for St. John's University.

Vincent J. O'Neill, M.D. has served as our Chief Medical Officer since July 2017. He served as the Chief Medical Officer of Mirna Therapeutics, Inc. from April 2016 to May 2017. From June 2014 to May 2016, he served as the Chief Medical Officer of Exosome Diagnostics, Inc., a diagnostics company. From 2012 to 2014, Dr. O'Neill was global head Personalized of Medicine and Companion Diagnostics at Sanofi S.A., a pharmaceutical company. From 2009 to 2012, Dr. O'Neill served as Group Director at Genentech, Inc. where he was involved in the expanded approval of products such as Avastin and Tarceva. From 2006 to 2009, Dr. O'Neill served as Director, Discovery Medicine at GlaxoSmithkline plc. Dr. O'Neill holds an M.D., MBChd and M.Sc. in Pathology from the University of Glasgow, UK.

Non-Employee Directors

Peter Mueller, Ph.D. has served as a director of our company since April 2017 and Chairman of the Board since August 2017. With over 30 years of global pharma and biotech experience, Dr. Mueller is currently the President of the Mueller Health Foundation, a private foundation tackling globally lethal infectious diseases such as tuberculosis by addressing latency and the ever growing challenges of antimicrobial resistance. From 2014 to 2016, he was President of R&D and Chief Scientific Officer of Axcella Health, a biotechnology company. From 2003 to 2014, Dr. Mueller served as Executive Vice President Global Research and Development & Chief Scientific Officer for Vertex Pharmaceuticals, Incorporated, a biotechnology company. He was involved in the development of Incivek (2011), Kalydeco (2012), and Orkambi (2014). Prior to his tenure at Vertex, he served as Senior Vice President, Research and Development, for Boehringer Ingelheim Pharmaceuticals, Inc. overseeing global research programs (immunology, inflammation, cardiovascular diseases and gene therapy) and the development of all drug candidates of the company's worldwide portfolio in North and South America, Canada and Japan, beginning in 1997. He was involved in the development of Spiriva, Combivent, Atrovent and Viramune. Dr. Mueller received both an undergraduate degree and a Ph.D. in Chemistry at the Albert Einstein University of Ulm, Germany, where he also holds a Professorship in Theoretical Organic Chemistry. He completed fellowships in Quantum Pharmacology at Oxford University and in Biophysics at Rochester University. He is a member of various scientific and political societies and currently serves on the Board of the US-India Chamber of Commerce Biotech. He also services as chairman of the Scientific Advisory Board of BioXcel and is an advisor to the University Iowa (CBB). We believe that Dr. Mueller's extensive experience in the life sciences industry as a scientist and executive qualifies him to serve as a director of our company.

Sandeep Laumas, M.D. has served as a director of our company since September 2017. He has served as a Director of BioXcel since May 2013. On February 18, 2019, Dr. Laumas was appointed chief executive officer of Innovate Biopharmaceuticals, Inc., a biopharma company and has served as its Executive Chairman since 2018. In August 2007, Dr. Laumas founded Bearing Circle Capital, LP, an investment partnership, and has served as its Managing Director since such time. Dr. Laumas began his career at Goldman Sachs & Co. in 1996 as an equity analyst in the healthcare investment banking division working on mergers, acquisitions and corporate finance transactions before transitioning to the healthcare equity research division. After leaving Goldman Sachs in 2000, Dr. Laumas moved to the buy side as an analyst at Balyasny Asset Management from 2001 to 2003. Dr. Laumas was a Managing Director of North Sound Capital from 2003 to 2007, where he was responsible for the global healthcare investment portfolio. From February 2011 to 2012 he was a member of the board of directors of Super Religare Laboratories Limited, Southeast Asia’s largest clinical laboratory service company.Dr. Laumas also served as a Director of Parkway Holdings Ltd. from May to August 2010 Dr. Laumas received his A.B. in Chemistry from Cornell University in 1990, M.D. from Albany Medical College in 1995 with a research gap year at the Dana-Farber Cancer Institute and completed his medical internship in 1996 from the Yale University School of Medicine. Dr. Laumas has a novel industry perspective, particularly in both public and private investments and financial transactions in the healthcare arena, which we believe qualifies him to serve as a director of our company.

Krishnan Nandabalan, Ph.D. has served as a director of our company since May 2017. He is a co-founder of BioXcel and has served as its President and Secretary since 2005 and Chief Scientific Officer since September 2014. He has served as a director of BioXcel since March 2005. From August 2004 to September 2005, Dr. Nandabalan served as the Vice President of Corporate Development at Genaissance Pharmaceuticals, a population genomics company, from October 2000 to August 2004, he was Vice President of Product Development, Alliances and Business Development, and from October 1998 to October 2000, he was Executive Director of Technology Systems. Prior to this, he served as Group Leader of the Functional Genomics Group at CuraGen Corporation from January 1995 to September 1998. Dr. Nandabalan was also a Founding Director of Ayugen BioSciences, a privately held company that specializes in genomic tests and services, from March 2006 to October 2015. Dr. Nandabalan holds a B.Sc. and M.Sc. in agricultural science from Tamil Nadu Agricultural University and a Ph.D. in biochemistry and molecular biology from Indian Institute of Science. During his career, Dr. Nandabalan has acquired a thorough understanding of market trends impacting the global healthcare environment, the pharma value chain, the current unmet medical needs, and in applying novel technologies to solve these needs, which we believe qualifies him to serve as a director of our company.

Michal Votruba has served as a director of the Company since March 2019.  Since 2013, Mr. Votruba has been a  Director of the Gradus/RSJ Life Sciences Fund, the largest dedicated fund in Central Europe with a portfolio of companies in Europe and the United States. Mr. Votruba has served as a director of Mynd Anlaytics, Inc. (NASDAQ: MYND), a telebehavioral health services company, since July 2015.  Since 2010, he has served as a member of the board of PrimeCell Therapeutics as the Director of Global Business Development overseeing the expansion of the largest regenerative medicine company operating in Central Europe. In 2009, the Czech Academy of Sciences solicited Mr. Votruba’s expertise for the first successful privatization project of the Institute of Experimental Medicine in Prague: the newly created protocol established a precedent for future privatization projects in the Czech Republic. Mr. Votruba graduated as a Clinical Psychiatrist from the Medical Faculty of Charles University in Prague in 1989. Shortly thereafter, he emigrated from Czechoslovakia and developed his professional career in Canada and the USA. Since 2005, Mr. Votruba combined his theoretical and clinical experience in the field of Competitive Intelligence serving the global pharmaceutical industry for eight years as an industry analyst advising senior leaders of companies including Amgen, Novartis, Eli Lilly, Allergan, EMD, Serono and Sanofi. Mr. Votruba brings valuable expertise to the Board of Directors as a clinical psychiatrist and broad experience in the international marketing of innovative medical technologies.

Meetings of the Board of Directors

The board of directors met five times during the fiscal year ended December 31, 2018. The audit committee met three times, the compensation committee acted by unanimous written consent three times and the nominating and corporate governance committee met zero times. Each member of the board of directors, attended at least 75% of the aggregate number of meetings of our board of directors. We encourage all of our directors and nominees for director to attend our annual meeting of stockholders; however, attendance is not mandatory.

Leadership Structure of the Board

Our amended and restated bylaws provide our board of directors with flexibility to designate the position of Chairman of the board of directors, and if so, to combine or separate the positions of Chairman of the board of directors and Chief Executive Officer.

Our board of directors has concluded that our current leadership structure is appropriate at this time. Our board of directors periodically reviews our leadership structure and may make changes in the future as it deems appropriate.

Role of Board in Risk Oversight Process

Risk assessment and oversight are an integral part of our governance and management processes. Our board of directors encourages management to promote a culture that incorporates risk management into our corporate strategy and day‑to‑day business operations. Management discusses strategic and operational risks at regular management meetings, and conducts specific strategic planning and review sessions during the year that include a focused discussion and analysis of the risks facing us. Throughout the year, senior management reviews these risks with the board of directors at regular board meetings as part of management presentations that focus on particular business functions, operations or strategies, and presents the steps taken by management to mitigate or eliminate such risks.

Our board of directors does not have a standing risk management committee, but rather administers this oversight function directly through our board of directors as a whole, as well as through various standing committees of our board of directors that address risks inherent in their respective areas of oversight. While our board of directors is responsible for monitoring and assessing strategic risk exposure, our audit committee is responsible for overseeing our major financial risk exposures and the steps our management has taken to monitor and control these exposures. The audit committee also monitors compliance with legal and regulatory requirements and considers and approves or disapproves any related person transactions. Our nominating and governance committee monitors the effectiveness of our corporate governance policies. Our compensation committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk‑taking.

Composition of our Board of Directors

Our board of directors currently consists of five directors. Our amended and restated certificate of incorporation provides that the number of directors on our board of directors shall be fixed exclusively by resolution adopted by our board of directors. Our amended and restated certificate of incorporation and amended and restated bylaws provides that our board of directors is divided into three classes, as nearly equal in number as possible, with the directors in each class serving for a three-year term, and one class being elected each year by our stockholders.

When considering whether directors have the experience, qualifications, attributes or skills, taken as a whole, to enable our board of directors to satisfy its oversight responsibilities effectively in light of our business and structure, the board of directors focuses primarily on each person's background and experience as reflected in the information discussed in each of the directors' individual biographies set forth above. We believe that our directors provide an appropriate mix of experience and skills relevant to the size and nature of our business.

In accordance with our amended and restated certificate of incorporation and amended and restated bylaws, our board of directors is divided into three classes with staggered three year terms. At each annual meeting of stockholders after the initial classification, the successors to the directors whose terms will then expire will be elected to serve from the time of election and qualification until the third annual meeting following their election. Our directors are divided among the three classes as follows:

•	the Class I director is Krishnan Nandabalan and his term will expire at the annual meeting of stockholders to be held in 2019;
•	the Class II directors are Sandeep Laumas and Michael Vortuba and their terms will expire at the annual meeting of stockholders to be held in 2020; and
•	the Class III directors are Vimal Mehta and Peter Mueller and their terms will expire at the annual meeting of stockholders to be held in 2021.

Any increase or decrease in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. This classification of our board of directors may have the effect of delaying or preventing changes in control of our Company.

Pursuant to the terms of our amended and restated certificate of incorporation, directors may only be removed for cause by the affirmative vote of the holders of at least a majority of our outstanding shares of common stock which are present in person or by proxy and entitled to vote.

Controlled Company Exception

We are a "controlled company" within the meaning of the Nasdaq rules and have elected not to comply with certain corporate governance standards, including that: (i) a majority of our board of directors consists of "independent directors," as defined under the Nasdaq rules; (ii) we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee's purpose and responsibilities; (iii) we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee's purpose and responsibilities; and (iv) we perform annual performance evaluations of the nominating and corporate governance and compensation committees. We rely on the foregoing exemptions provided to controlled companies under the Nasdaq rules. Therefore, we may not have a majority of independent directors on our board of directors, an entirely independent nominating and corporate governance committee, an entirely independent compensation committee or perform annual performance evaluations of the nominating and corporate governance and compensation committees unless and until such time as we are required to do so. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of these corporate governance requirements. In the event that we cease to be a "controlled company" and our shares continue to be listed on The Nasdaq Stock Market, we will be required to comply with these provisions within the applicable transition periods. See "Risk Factors—Risks Related to Our Relationship with BioXcel" for additional information.

Committees of the Board of Directors

Our board of directors has the following standing committees: an audit committee, a compensation committee and a nominating and governance committee. Our board of directors may establish other committees to facilitate the management of our business. The composition and functions of each committee are described below.

Name	Audit	Compensation	Nominating and Corporate Governance
Vimal Mehta, Ph.D.	—	—	X
Peter Mueller, Ph.D.	X	X(1)	X(1)
Sandeep Laumas, M.D.	X(1)	X	X
Krishnan Nandabalan, Ph.D.	—	—	—
Michal Votruba	X	—	—
(1) Committee Chairperson

Below is a description of each committee of the board of directors.

Audit Committee

Our audit committee is responsible for, among other things:

•	approve and retain the independent auditors to conduct the annual audit of our financial statements;
•	review the proposed scope and results of the audit;
•	review and pre-approve audit and non-audit fees and services;
•	review accounting and financial controls with the independent auditors and our financial and accounting staff;
•	review and approve transactions between us and our directors, officers and affiliates;
•	establish procedures for complaints received by us regarding accounting matters;
•	oversee internal audit functions, if any; and

•	prepare the report of the audit committee that the rules of the Securities and Exchange Commission require to be included in our annual meeting proxy statement.

The current members of our audit committee are Peter Mueller, Sandeep Laumas and Michal Votruba, with Sandeep Laumas serving as chair. Our board of directors has affirmatively determined that all members of our audit committee meet the definition of "independent director" under the Nasdaq rules, and that Peter Mueller, Sandeep Laumas and Michal Votruba meets the independence standards under Rule 10A-3. Each member of our audit committee meets the financial literacy requirements of the Nasdaq rules. In addition, our board of directors has determined that Sandeep Laumas qualifies as an "audit committee financial expert," as such term is defined in Item 407(d)(5) of Regulation S-K. Our board of directors has adopted a written charter for the audit committee, which is available on our corporate website at www.bioxceltherapeutics.com.

Compensation Committee

 Our compensation committee is responsible for, among other things:

•	review and recommend the compensation arrangements for management, including the compensation for our president and chief executive officer;
•	establish and review general compensation policies with the objective to attract and retain superior talent, to reward individual performance and to achieve our financial goals;
•	administer our stock incentive plans; and
•	prepare the report of the compensation committee that the rules of the Securities and Exchange Commission require to be included in our annual meeting proxy statement.

The current members of our compensation committee are Peter Mueller and Sandeep Laumas, with Peter Mueller serving as chair. Our board has determined that Sandeep Laumas and Peter Mueller are "non-employee directors" as defined in Section 16b-3 of the Exchange Act. We currently avail ourselves of the "controlled company" exception under the Nasdaq rules, which exempts us from the requirement that we have a compensation committee composed entirely of independent directors. Our board of directors has adopted a written charter for the compensation committee, which is available on our corporate website at www.bioxceltherapeutics.com.

Nominating and Governance Committee

Our nominating and governance committee is responsible for, among other things:

•	identify and nominate members of the board of directors;
•	develop and recommend to the board of directors a set of corporate governance principles applicable to our company; and
•	oversee the evaluation of our board of directors.

The current members of our nominating and corporate governance committee are Sandeep Laumas, Peter Mueller and Vimal Mehta, with Peter Mueller serving as chair. We currently avail ourselves of the "controlled company" exception under the Nasdaq rules, which exempts us from the requirement that we have a nominating and corporate governance composed entirely of independent directors. Our board of directors has adopted a written charter for the nominating and corporate governance committee, which is available on our corporate website at www.bioxceltherapeutics.com.

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation committee during 2018 nor any of the current members of our compensation committee has at any time been one of our officers or employees. Mr. Mueller participated in our private placement which took place prior to our initial public offering. For more information regarding this transaction, see “Certain Relationships and Related Party Transactions”. None of our executive officers currently serves, or in the past fiscal year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers on our board of directors or compensation committee.

Board Diversity

Our nominating and governance committee is responsible for reviewing with the board of directors, on an annual basis, the appropriate characteristics, skills and experience required for the board of directors as a whole and its individual members. In evaluating the suitability of individual candidates (both new candidates and current members), the nominating and corporate governance committee, in recommending candidates for election, and the board of directors, in approving (and, in the case of vacancies, appointing) such candidates, may take into account many factors, including but not limited to the following:

•	personal and professional integrity;
•	ethics and values;
•	experience in corporate management, such as serving as an officer or former officer of a publicly held company;
•	experience in the pharmaceutical industry;
•	experience as a board member or executive officer of another publicly held company;
•	diversity of expertise and experience in substantive matters pertaining to our business relative to other board members;
•	conflicts of interest; and
•	practical and mature business judgment.

Currently, our nominating and governance committee and board of directors evaluate each individual in the context of the board of directors as a whole, with the objective of assembling a group that can best maximize the success of the business and represent stockholder interests through the exercise of sound judgment using its diversity of experience in these various areas.

Stockholder Communications with the Board of Directors

The board of directors will consider any written or electronic communication from our stockholders to the board, a committee of the board or any individual director. Any stockholder who wishes to communicate to the board of directors, a committee of the board or any individual director should submit written or electronic communications to our Secretary at our principal executive offices, which shall include contact information for such stockholder. All communications from stockholders received shall be forwarded by our Secretary to the board of directors, a committee of the board or an individual director, as appropriate, on a periodic basis, but in any event no later than the board of director’s next scheduled meeting. The board of directors, a committee of the board, or individual directors, as appropriate, will consider and review carefully any communications from stockholders forwarded by our Secretary.

Material Changes to Nominee Recommendation Procedures

Following our IPO in March 2018, there have been no material changes to the procedures by which stockholders may recommend nominees to our board in 2018.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Code of Ethics and Code of Conduct

We have adopt a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code is posted on our website, www.bioxceltherapeutics.com. In addition, we post on our website all disclosures that are required by law or the Nasdaq rules concerning any amendments to, or waivers from, any provision of the code.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and beneficial owners of more than 10% of our common stock to file reports of holdings and transactions in our common stock and our other securities with the SEC.  Officers, directors and beneficial owners of more than 10% of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Our directors, executive officers and beneficial owners of more than 10% of our common stock did not become subject to such Section 16(a) reporting requirements until March 7, 2018.  To our knowledge, based solely on our review of Forms 3, 4 and 5, and any amendments thereto, furnished to us or written representations that no Form 5 was required, we believe that during the year ended December 31, 2018, all filing requirements applicable to our executive officers and directors under the Exchange Act were met in a timely manner.

Item 11. Executive Compensation

The following is a discussion of compensation arrangements of our named executive officers, or NEOs. As an “emerging growth company” as defined in the JOBS Act, we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to emerging growth companies.

Our named executive officers for the years ended December 31, 2018 and 2017 include our principal executive officer and the next most highly compensated executive officers during the years ended December 31, 2018 and 2017:

•	Vimal Mehta, Ph.D., our Chief Executive Officer;
•	Frank Yocca, Ph.D., our Chief Scientific Officer; and
•	Vincent O’Neill, our Chief Medical Officer.

We refer to these executive officers as our named executive officers, or NEOs.

Summary Compensation Table

The following table shows information regarding the compensation of our NEOs for services performed in the years ended December 31, 2018 and 2017.

Name and Principal Position	Year	Salary ($)(1)	Bonus($) (2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(4)	Total ($)
Vimal Mehta (5)	2018	423,359	270,000	--	--	8,250	701,609
President and Chief Executive Officer	2017	147,000	--	125,932	--	10,599	283,531
Vincent O’Neill (6)	2018	336,941	65,665	260,193	--	502	663,301
Senior Vice President and Chief Medical Officer	2017	49,500	--	41,060	--	--	90,560
Frank Yocca, Ph.D.	2018	296,863	93,400	260,895	--	3,250	654,408
Senior Vice President and Chief Scientific Officer	2017	168,000	--	41,999	--	--	209,999

(1)	Includes accrued but unpaid salary for the year ended December 31, 2017 in the amount of $16,667 and $35,000 that was paid in the first quarter of 2018 to Vimal Mehta and Frank Yocca, respectively.
(2)

Bonus represents a special bonus paid upon completion of our IPO in March 2018 and discretionary amounts based on 2018 performance to be paid during the first quarter of 2019 as described below under “2018 Annual Bonuses.”

(3)

The amounts reported in the option awards column represent the grant date fair value of the stock options granted to our named executive officers during 2017 and 2018 as computed in accordance with ASC 718. The assumptions used in calculating the grant date fair value of the stock options reported in the option awards column are set forth in Note 9 to the audited financial statements included in this Annual Report on Form 10-K. Note that the amounts reported in this column reflect the accounting cost for these stock options, and do not correspond to the actual economic value that may be received by our named executive officers from the options. Our named executive officers will only realize compensation at exercise to the extent the trading price of our common stock is greater than the exercise price of such stock options.

(4)

Includes the dollar value of gross up medical benefits provided during the fiscal year ended December 31, 2018 as well as the dollar value of a car allowance paid to Dr. Mehta during 2018consummation of the Company’s IPO in March 2018, and the dollar value of life insurance premiums and car allowance we paid for the benefit of Dr. Mehta during the fiscal year ended December 31, 2017.

(5)	Dr. Mehta was an employee of our parent, BioXcel and provided services to us pursuant to the Services Agreement until the completion of our IPO in March 2018.
(6)	Dr. O’Neill has served as Chief Medical Officer of the Company since July 2017. From July 2017 through June 1, 2018, Dr. O’Neill provided services to the Company as a consultant.

2018 Annual Bonuses

Dr. Mehta and Dr. Yocca each received a special bonus upon completion of our IPO in March 2018.

Each NEO’s target bonus opportunity is expressed as a percentage of base salary that can be achieved by meeting corporate objectives at a target level. Each of our NEO’s target bonus opportunity is originally set in their employment agreements with us. The 2018 annual bonus for Dr. Mehta, Dr. O’Neill and Dr. Yocca were targeted at 50%, 35% and 35% of their respective base salaries.

For 2018, all of our NEOs were eligible to earn their annual bonuses pursuant to the achievement of certain performance goals. The performance goals for annual bonuses are reviewed and approved annually by the compensation committee of our board of directors. Following a review of the corporate goals attained in 2018, each of our NEO’s annual bonus was agreed to be paid at 80% of his target bonus amount. Thus, for fiscal year 2018, the Company agreed to pay Dr. Mehta, Dr. O’Neill and Dr. Yocca a bonus of $180,000, $65,665 and $78,400. These bonuses will be paid during the first quarter of 2019.

Outstanding Equity Awards at Year End

The following table sets forth all outstanding equity awards held by each of the NEOs as of December 31, 2018.

			Option Awards
Name	Vesting Commencement Date		Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date
Vimal Mehta	8/23/2017	(1)	474,000	—	0.41	8/23/2027

Vincent O’Neill	8/23/2017	(2)	41,422	83,003	0.41	10/2/2027
	3/12/2018	(3)	4,528	26,519	11.00	3/12/2028

Frank Yocca	8/23/2017	(4)	49,665	99,645	0.41	8/23/2027
	3/12/2018	(5)	—	36,498	11.00	3/12/2028

(1)	On August 23, 2017, Dr. Mehta was awarded an option to purchase 474,000 shares of our common stock under our Plan. The shares underlying this option vest on March 31, 2018.

(2)

On August 23, 2017, Dr. O’Neill was awarded an option to purchase 124,425 shares of common stock under our Plan. The shares underlying this option vest as follows: 41,422 shares vested through December 31, 2018 and the remaining 83,003 options shall vest monthly through August 23, 2021.

(3)

On March 12, 2018, Dr. O’Neill was awarded an option to purchase 31,047 shares of our common stock under our Plan. The shares underlying this option vest as follows: 4,528 shares vested through December 31, 2018 and the remaining 27,813 options shall vest monthly through March 12, 2022.

(4)

On August 23, 2017, Dr. Yocca was awarded an option to purchase 149,310 shares of our common stock under our Plan. The shares underlying this option vest as follows: 49,665 shares vested during the year ended December 31, 2018 and the remaining 99,645 shares shall vest monthly through August 22, 2021.

(5)

On March 12, 2018, Dr. Yocca was awarded an option to purchase 36,498 shares of our common stock under our Plan. The shares underlying this option vest as follows: 9,124 shares will vest on March 12, 2019 and the remaining 27,374 options shall vest monthly from March 12, 2019 through March 12, 2022.

2017 Equity Incentive Plan

Our board of directors adopted the 2017 Equity Incentive Plan, or the Plan, on August 22, 2017. The Plan will expire on August 21, 2027. On March 4, 2018, our board and shareholders agreed to amend the Plan to add an additional 500,070 shares of common stock that may be issued pursuant to awards granted under the Plan. The purpose of the Plan is to attract and retain key personnel and to provide a means for directors, officers, managers, employees, consultants and advisors to acquire and maintain an interest in our company, which interest may be measured by reference to the value of its common stock. The material terms of the 2017 Plan are summarized below.

Administration

Our board of directors or a committee appointed by the board of directors (the "Committee") administers the Plan. The Committee has the authority, without limitation (i) to designate Participants (defined below) to receive awards under the Plan ("Awards"), (ii) determine the types of Awards to be granted to Participants, (iii) determine the number of shares of common stock to be covered by Awards, (iv) determine the terms and conditions of any Awards granted under the Plan, (v) determine to what extent and under what circumstances Awards may be settled in cash, shares of common stock, other securities, other Awards or other property, or canceled, forfeited or suspended, (vi) determine whether, to what extent, and under what circumstances the delivery of cash, common stock, other securities, other Awards or other property and other amounts payable with respect to an Award shall be made; (vii) interpret, administer, reconcile any inconsistency in, settle any regarding, correct any defect in and/or complete any omission in the Plan and any instrument or agreement relating to, or Award granted under, the Plan; (viii) establish, amend, suspend, or waive any rules and regulations and appoint such agents as the Committee shall deem appropriate for the proper administration of the Plan; (ix) accelerate the vesting or exercisability of, payment for or lapse of restrictions on, Awards; (x) reprice existing Awards with shareholder approval or to grant Awards in connection with or in consideration of the cancellation of an outstanding Award with a higher price; and (xi) make any other determination and take any other action that the Committee deems necessary or desirable for the administration of the Plan. The Committee has full discretion to administer and interpret the Plan and to adopt such rules, regulations and procedures as it deems necessary or advisable and to determine, among other things, the time or times at which the awards may be exercised and whether and under what circumstances an award may be exercised.

Eligibility

Our employees, directors, officers, advisors, consultants or our affiliates are eligible to participate in the Plan and are referred to as "Participants". The Committee has the sole and complete authority to determine who will be granted an Award under the Plan, however, it may delegate such authority to one or more of our officers under the circumstances set forth in the Plan.

Number of Shares Authorized

Up to 3,462,570 shares of common stock may be issued pursuant to awards granted under the Plan.

If an Award is forfeited, canceled, or if any Option terminates, expires or lapses without being exercised, the common stock subject to such Award will again be made available for future grant. However, shares that are used to pay the exercise price of an Option or that are withheld to satisfy the Participant's tax withholding obligation will not be available for re-grant under the Plan.

If there is any change in our corporate capitalization or structure, the Committee in its sole discretion may make substitutions or adjustments to the number of shares of common stock reserved for issuance under the Plan, the number of shares covered by Awards then outstanding under the Plan, the limitations on Awards under the Plan, the exercise price of outstanding Options and such other equitable substitution or adjustments as it may determine appropriate.

The Plan has a term of ten years and no further Awards may be granted under the Plan after that date.

Awards Available for Grant

The Committee may grant Awards of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Restricted Stock Units, Stock Bonus Awards, Performance Compensation Awards (including cash bonus awards) or any combination of the foregoing. Notwithstanding, the Committee may not grant to any one person in any one calendar year Awards (i) for more than 50% of the available shares under the Plan in the aggregate or (ii) payable in cash in an amount exceeding $10,000,000 in the aggregate.

Options

The Committee is authorized to grant Options to purchase common stock that are either "qualified," meaning they are intended to satisfy the requirements of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") for Incentive Stock Options, or "non-qualified," meaning they are not intended to satisfy the requirements of Section 422 of the Code. Options granted under the Plan will be subject to the terms and conditions established by the Committee. Under the terms of the Plan, unless the Committee determines otherwise in the case of an Option substituted for another Option in connection with a corporate transaction, the exercise price of the Options will not be less than the fair market value (as determined under the Plan) of the shares of common stock on the date of grant. Options granted under the Plan will be subject to such terms, including the exercise price and the conditions and timing of exercise, as may be determined by the Committee and specified in the applicable award agreement. The maximum term of an Option granted under the Plan will be ten years from the date of grant (or five years in the case of an Incentive Stock Option granted to a 10% stockholder). Payment in respect of the exercise of an Option may be made in cash or by check, by surrender of unrestricted shares of common stock (at their fair market value on the date of exercise) that have been held by the participant for any period deemed necessary by the Company's accountants to avoid an additional compensation charge or have been purchased on the open market, or the Committee may, in its discretion and to the extent permitted by law, allow such payment to be made through a broker-assisted cashless exercise mechanism, a net exercise method, or by such other method as the Committee may determine to be appropriate.

Stock Appreciation Rights

The Committee is authorized to award Stock Appreciation Rights (or SARs) under the Plan. SARs will be subject to such terms and conditions as established by the Committee. A SAR is a contractual right that allows a participant to receive, either in the form of cash, shares or any combination of cash and shares, the appreciation, if any, in the value of a share over a certain period of time. A SAR granted under the Plan may be granted in tandem with an option and SARs may also be awarded to a participant independent of the grant of an Option. SARs granted in connection with an Option shall be subject to terms similar to the Option which corresponds to such SARs. SARs shall be subject to terms established by the Committee and reflected in the award agreement.

Restricted Stock

The Committee is authorized to award Restricted Stock under the Plan. The Committee will determine the terms of such Restricted Stock awards. Restricted Stock are shares of common stock that generally are non-transferable and subject to other restrictions determined by the Committee for a specified period. Unless the Committee determines otherwise or specifies otherwise in an award agreement, if the Participant terminates employment or services during the restricted period, then any unvested restricted stock will be forfeited.

Restricted Stock Unit Awards

The Committee will be authorized to award Restricted Stock Unit awards. The Committee will determine the terms of such Restricted Stock Units. Unless the Committee determines otherwise or specifies otherwise in an award agreement, if the Participant terminates employment or services during the period of time over which all or a portion of the units are to be earned, then any unvested units will be forfeited. At the election of the Committee, the Participant will receive a number of shares of common stock equal to the number of units earned or an amount in cash equal to the fair market value of that number of shares at the expiration of the period over which the units are to be earned or at a later date selected by the Committee.

Stock Bonus Awards

The Committee is authorized to grant Awards of unrestricted shares of common stock or other Awards denominated in shares of common stock, either alone or in tandem with other Awards, under such terms and conditions as the Committee may determine.

Performance Compensation Awards

The Committee is authorized to grant any Award under the Plan in the form of a Performance Compensation Award by conditioning the vesting of the Award on the attainment of our specific performance criteria and/or one or more affiliates, divisions or operational units, or any combination thereof, as determined by the Committee. The Committee will select the performance criteria based on one or more of the following factors: (i) revenue; (ii) sales; (iii) profit (net profit, gross profit, operating profit, economic profit, profit margins or other corporate profit measures); (iv) earnings (EBIT, EBITDA, earnings per share, or other corporate profit measures); (v) net income (before or after taxes, operating income or other income measures); (vi) cash (cash flow, cash generation or other cash measures); (vii) stock price or performance; (viii) total stockholder return (stock price appreciation plus reinvested dividends divided by beginning share price); (ix) economic value added; (x) return measures (including, but not limited to, return on assets, capital, equity, investments or sales, and cash flow return on assets, capital, equity, or sales); (xi) market share; (xii) improvements in capital structure; (xiii) expenses (expense management, expense ratio, expense efficiency ratios or other expense measures); (xiv) business expansion or consolidation (acquisitions and divestitures); (xv) internal rate of return or increase in net present value; (xvi) working capital targets relating to inventory and/or accounts receivable; (xvii) inventory management; (xviii) service or product delivery or quality; (xix) customer satisfaction; (xx) employee retention; (xxi) safety standards; (xxii) productivity measures; (xxiii) cost reduction measures; and/or (xxiv) strategic plan development and implementation.

Transferability

Each Award may be exercised during the Participant's lifetime only by the Participant or, if permissible under applicable law, by the Participant's guardian or legal representative and may not be otherwise transferred or encumbered by a Participant other than by will or by the laws of descent and distribution. The Committee, however, may permit Awards (other than Incentive Stock Options) to be transferred to family members, a trust for the benefit of such family members, a partnership or limited liability company whose partners or stockholders are the Participant and his or her family members or anyone else approved by it.

Amendment

The Plan has term of ten years. Our board of directors may amend, suspend or terminate the Plan at any time; however, shareholder approval to amend the Plan may be necessary if the law or SEC so requires. No amendment, suspension or termination will materially and adversely affect the rights of any Participant or recipient of any Award without the consent of the Participant or recipient.

Change in Control

Except to the extent otherwise provided in an Award or required by applicable law, in the event of a Change in Control (as defined in the Plan), upon the occurrence of a Change in Control, the Committee is authorized, but not obligated, to make any of the following adjustments (or any combination thereof) in the terms and conditions of outstanding Awards: (i) continuation or assumption of outstanding Awards by the surviving company; (ii) substitution by the surviving company of equity, equity-based and/or cash awards with substantially the same terms for outstanding Awards; (iii) accelerated exercisability, vesting and/or lapse of restrictions under outstanding Awards immediately prior to the occurrence of the Change in Control; (iv) upon written notice, provide that any outstanding Awards must be exercised, to the extent then exercisable, during a reasonable period determined by the Committee and at the end of such period, any unexercised Awards will terminate; and (v) cancellation of all or any portion of outstanding Awards for fair value (in the form of cash, shares or other property) and which value may be zero.

Employment Arrangements

Prior to the completion of our IPO in March 2018, our business was owned by BioXcel. Therefore, BioXcel's historical compensation strategy was determined primarily by BioXcel's Board of Directors. Each of our executive officers, other than Frank Yocca, Vincent O'Neill and Richard Steinhart, were employed by our parent, BioXcel, prior to the completion of our IPO in March 2018 and provided services to us pursuant to the Services Agreement between us and BioXcel. Dr. Yocca and Mr. Steinhart were each employed directly by us. Until June 2018, Dr. O'Neill acted in a consulting capacity with us.

Dr. Mehta Employment Agreement

On March 7, 2018, we entered into an executive employment agreement with Vimal Mehta, our Chief Executive Officer in connection with our IPO. The term of the agreement continues for a period of 2 years from the date of execution and automatically renews for successive one year periods at the end of each term until either party delivers written notice of their intent not to review at least 90 days prior to the expiration of the then effective term. Dr. Mehta’s base salary is $450,000 per year. Dr. Mehta is eligible to receive an annual bonus of up to 50% of his base salary per year at the discretion of our compensation committee, as well as a special bonus of $90,000 which was paid upon completion of our IPO. Dr. Mehta is entitled to participate in any and all benefit plans, from time to time, in effect for senior management, along with vacation, sick and holiday pay in accordance with our policies established and in effect from time to time. The agreement may be terminated by us at any time and for any reason (or no reason), and with or without cause, provided if the agreement is terminated without cause, we are required to provide Dr. Mehta at least 90 days prior written notice. Dr. Mehta may terminate the agreement for any reason (or no reason) upon 90 days prior written notice. If the employment agreement is terminated by us other than for cause or if Dr. Mehta terminates his employment for good reason, which includes a change of control, Dr. Mehta shall receive (i) a pro-rated bonus for the year in which such termination became effective, (ii) continued payment of his base compensation during the 24 month period following termination; (iii) immediate vesting of 50% all unvested equity awards held immediately prior to his termination date and (iv) payment of the cost of medical insurance for a period of 18 months following termination. If we terminate Dr. Mehta’s employment and a change of control is either consummated (i) within 6 months of the effective date of such termination or (ii) no more than 12 months prior to the effective date of such termination, Dr. Mehta shall be entitled to receive a lump sum payment equal to 24 months of his base compensation. The employment agreement also contains covenants: (i) restricting the executive from engaging in any activity competitive with our business during the term of the employment agreement and for a period of one year thereafter; (ii) prohibiting the executive from disclosing confidential information regarding us; and (iii) soliciting our suppliers, employees, customers and prospective customers during the term of the employment agreement and for a period of one year thereafter.

Dr. Yocca Employment Agreement

On February 12, 2018, Frank Yocca entered into an executive employment agreement with us in which he agreed to serve as Chief Scientific Officer. The term of the agreement continues for a period of 2 years from the date of execution and automatically renews for successive one year periods at the end of each term until either party delivers written notice of their intent not to review at least 90 days prior to the expiration of the then effective term. Dr. Yocca's base salary is $280,000 per year. Dr. Yocca is eligible to receive an annual bonus of up to 35% of his base salary per year at the discretion of the compensation committee. Upon completion of the IPO, Dr. Yocca received an option to purchase 36,498 shares of our common stock at the fair market value on the date of grant. The options vest as follows: 25% on the first anniversary of the date of grant and the remaining 75% in equal monthly installments over the next 36 months following the first anniversary of the date of grant. These options were issued under our 2017 Equity Incentive Plan. Dr. Yocca is entitled to participate in any and all benefit plans, from time to time, in effect for senior management, along with vacation, sick and holiday pay in accordance with our policies established and in effect from time to time. The agreement may be terminated by us at any time and for any reason (or no reason), and with or without cause, provided if the agreement is terminated without cause, we are required to provide him at least 90 days prior written notice. Dr. Yocca may terminate the agreement for any reason (or no reason) upon 90 days prior written notice. If the employment agreement is terminated by us other than for cause or if Dr. Yocca terminates his employment for good reason, which includes a change of control, Dr. Yocca shall receive (i) a pro-rated bonus for the year in which such termination became effective, and (ii) continued payment of his base compensation during the 6 month period following termination. If we terminate Dr. Yocca's employment and a change of control is either consummated (i) within 6 months of the effective date of such termination or (ii) no more than 12 months prior to the effective date of such termination, Dr. Yocca shall be entitled to receive a lump sum payment equal to 6 months of his base compensation. The employment agreement also contains covenants: (i) restricting the executive from engaging in any activity competitive with our business during the term of the employment agreement and for a period of one year thereafter; (ii) prohibiting the executive from disclosing confidential information regarding us; and (iii) soliciting our suppliers, employees, customers and prospective customers during the term of the employment agreement and for a period of one year thereafter.

Mr. Steinhart Employment Agreement

Richard Steinhart entered into an executive employment agreement with us, effective October 2, 2017, in which he agreed to serve as Chief Financial Officer. The term of the agreement continues for a period of 2 years from the effective date and automatically renews for successive one year periods at the end of each term until either party delivers written notice of their intent not to review at least 90 days prior to the expiration of the then effective term. Mr. Steinhart's base salary is $280,000 per year. Mr. Steinhart is eligible to receive an annual bonus of up to 40% of his base salary per year at the discretion of the compensation committee. Mr. Steinhart received an option to purchase 32,232 shares of our common stock at the fair market value on the date of grant. The options vest as follows: 25% on the first anniversary of the date of grant and the remaining 75% in equal monthly installments over the next 36 months following the first anniversary of the date of grant. These options were issued under our 2017 Equity Incentive Plan. Mr. Steinhart is entitled to participate in any and all benefit plans, from time to time, in effect for senior management, along with vacation, sick and holiday pay in accordance with our policies established and in effect from time to time. The agreement may be terminated by us at any time and for any reason (or no reason), and with or without cause, provided if the agreement is terminated without cause, we are required to provide him at least 90 days prior written notice. Mr. Steinhart may terminate the agreement for any reasons (or no reason) upon 90 days prior written notice. If the employment agreement is terminated by us other than for cause or if Mr. Steinhart terminates his employment for good reason, which includes a change of control, Mr. Steinhart shall receive (i) a pro-rated bonus for the year in which such termination became effective, and (ii) continued payment of his base compensation during the 6 month period following termination. If we terminate Mr. Steinhart's employment and a change of control is either consummated (i) within 6 months of the effective date of such termination or (ii) no more than 12 months prior to the effective date of such termination, Mr. Steinhart shall be entitled to receive a lump sum payment equal to 6 months of his base compensation. The employment agreement also contains covenants: (i) restricting the executive from engaging in any activity competitive with our business during the term of the employment agreement and for a period of one year thereafter; (ii) prohibiting the executive from disclosing confidential information regarding us; and (iii) soliciting our suppliers, employees, customers and prospective customers during the term of the employment agreement and for a period of one year thereafter.

O'Neill Employment Agreement

On June 1, 2018, we entered into an executive employment agreement with Dr. Vincent O’Neill, M.D. pursuant to which he agreed to serve as Senior Vice President and Chief Medical Officer. Dr. O’Neill has served as our Chief Medical Officer since July 2017.  The term of the agreement continues for a period of 2 years from the effective date and automatically renews for successive one year periods at the end of each term until either party delivers written notice of their intent not to review at least 90 days prior to the expiration of the then effective term. Dr. O’Neill’s base salary is $400,000 per year. In addition, he is eligible to receive an annual bonus of up to 35% of his base salary per year at the discretion of the compensation committee. To the extent Dr. O’Neill becomes subject to Connecticut state taxes because of the performance of his duties, we have agreed to gross him up for tax purposes so that he is in the same position as if he were not subject to such taxes.  Dr. O’Neill is entitled to participate in any and all benefit plans, from time to time, in effect for senior management, along with vacation, sick and holiday pay in accordance with our policies established and in effect from time to time. The agreement may be terminated by us at any time and for any reason (or no reason), and with or without cause, provided if the agreement is terminated without cause, we are required to provide him at least 90 days prior written notice. Dr. O’Neill may terminate the agreement for any reasons (or no reason) upon 90 days prior written notice. If the employment agreement is terminated by us other than for cause or if Dr. O’Neill terminates his employment for good reason, which includes a change of control, Dr. O’Neill shall receive (i) a pro-rated bonus for the year in which such termination became effective, and (ii)  continued payment of his base compensation during the 6 month period following termination. If we terminate Dr. O’Neill’s employment and a change of control is either consummated (i) within 6 months of the effective date of such termination or (ii) no more than 12 months prior to the effective date of such termination, Dr. O’Neill shall be entitled to receive a lump sum payment equal to 6 months of his base compensation. The employment agreement also contains covenants: (i) restricting Dr. O’Neill from engaging in any activity competitive with our business during the term of the employment agreement and for a period of one year thereafter; (ii) prohibiting Dr. O’Neill from disclosing our confidential information; and (iii) soliciting our suppliers, employees, customers and prospective customers during the term of the employment agreement and for a period of one year thereafter.

Director Compensation

Our board of directors has adopted the following compensation policy that is applicable to all of our non-employee directors.

On the date of each annual meeting of stockholders of our company, each non-employee director will be granted an annual equity-based award granted under our 2017 Equity Incentive Plan, equal to 10,000 shares of common stock, which shall vest in three equal installments beginning on the first anniversary of such meeting. In addition, each of our non-employee directors will receive an annual cash retainer of $35,000, and our non-employee directors will also receive annual cash compensation for service as chair of our board of directors or as lead independent director, if such positions are appointed, or as a member or chair of committees of our board of directors, as set forth in the table below:

	Member Annual Fee ($)	Chairman Additional Annual Fee ($)
Board of Directors	35,000	30,000
Audit Committee	7,500	20,000
Compensation Committee	5,000	10,000
Nominating and Corporate Governance Committee	3,500	7,000

 Prior to the adoption of these non-employee director compensation policies, we did not have a formalized non-employee director compensation program. In August 23, 2017, in connection with the appointment of each non-employee director, we granted each of them options to purchase 86,979 shares of our common stock with an exercise price of $0.41, which vest as follows: options to purchase 29,151 shares shall vest of August 22, 2018 and options to purchase 28,914 shares shall vest on each of August 22, 2019 and August 22, 2020. In addition, on August 23, 2017, in connection with his appointment as chairman of the board of directors, we granted Dr. Mueller options to purchase 37,209 shares of our common stock with an exercise price of $0.41, which vest as follows: options to purchase 12,561 shares shall vest of August 22, 2018 and options to purchase 12,324 shares shall vest on each of August 22, 2019 and August 22, 2020. On December 28, 2017, the board of directors agreed to fully vest all of Dr. Mueller's options.

We also reimburse all of our non-employee directors for all reasonable and customary business expenses in accordance with company policy.

Director Compensation Table

The following table sets forth information for the year ended December 31, 2018 regarding the compensation awarded to, earned by or paid to our non‑employee directors:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Peter Mueller, Ph.D. (2)	74,583	262,123	336,706
Sandeep Laumas, M.D. (3)	52,917	262,123	315,040
Krishnan Nandabalan, Ph.D. (4)	—	—	—

(1)

The amounts reported in the option awards column represent the grant date fair value of the stock options granted to our non-employee directors during 2018 as computed in accordance with ASC 718. The assumptions used in calculating the grant date fair value of the stock options reported in the option awards column are set forth in Note 9 to the audited financial statements included in this Annual Report on Form 10-K. Note that the amounts reported in this column reflect the accounting cost for these stock options, and do not correspond to the actual economic value that may be received by our named executive officers from the options. Our named executive officers will only realize compensation at exercise to the extent the trading price of our common stock is greater than the exercise price of such stock options.

(2)	As of December 31, 2018, Dr. Mueller held options to purchase an aggregate of 161,397 shares of our common stock, of which 124,188 shares of common stock were exercisable.
(3)	As of December 31, 2018, Dr. Laumas held options to purchase an aggregate of 124,188 shares of our common stock, of which 29,151 shares of common stock were exercisable.
(4)	As of December 31, 2018, Dr. Nandabalan held an option to purchase 474,000 shares of our common stock, all of which has vested as of such date.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information relating to the beneficial ownership of our common stock as of March 7, 2019, by:

•	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our outstanding shares of common stock;
•	each of our directors;
•	each of our named executive officers; and
•	all of our current directors and executive officers as a group.

The number of shares beneficially owned by each entity, person, director or executive officer is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the individual has sole or shared voting power or investment power as well as any shares that the individual has the right to acquire within 60 days after March 7, 2019 through the exercise of any stock option, warrants or other rights. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by that person.

The percentage of shares beneficially owned is computed on the basis of 15,663,221 shares of our common stock outstanding as of March 7, 2019. Shares of our common stock that a person has the right to acquire within 60 days after March 7, 2019 are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group. Unless otherwise indicated below, the address for each beneficial owner listed is c/o BioXcel Therapeutics Inc., 555 Long Wharf Drive, New Haven, CT  06511.

Name of Beneficial Owner	Number of Shares Owned and Nature of Beneficial Ownership	Percent of Class
5% and Greater Stockholders:
BioXcel Corporation(1)	9,480,000	60.5%
Named Executive Officers and Directors:
Vimal Mehta(2)	479,000	3.0%
Vincent O’Neill(3)	67,323	*
Frank Yocca(4)	73,855	*
Peter Mueller(5)	337,420	2.1%
Sandeep Laumas (6)	52,228	*
Krishnan Nandabalan, Ph.D.(7)	9,955,000	61.7%
Michal Votruba.(8)	207,375	*
All current directors and executive officers as a group (8 persons)(9)	11,215,738
* Indicates beneficial ownership of less than 1% of the total outstanding common stock.

(1)

The information reported is based on a Schedule 13G filed with the SEC on February 14, 2019, which reports that, as of December 31, 2018, 9,480,000 shares are held by BioXcel. Krishnan Nandabalan is the president of BioXcel, and owns approximately 43% of the voting stock of BioXcel.  As a result, he may be deemed the beneficial owner of the shares held by BioXcel. Dr. Nandabalan disclaims beneficial ownership of the shares held by BioXcel except to the extent of his proportionate pecuniary interest therein. The address of BioXcel Corporation is 780 East Main Street, Branford, CT  06405.

(2)	Consists of (i) 5,000 shares of common stock and (ii) 474,000 shares of common stock issuable upon the exercise of stock options within 60 days of March 7, 2019.
(3)	Consists of shares of common stock issuable upon the exercise of stock options within 60 days of March 7, 2019.
(4)	Consists of (i) 1,850 shares of common stock and (ii) 72,005 shares of common stock issuable upon the exercise of stock options within 60 days of March 7, 2019.
(5)	Consists of (i) 199,795 shares of common stock and (ii) 137,625 shares of common stock issuable upon the exercise of stock options within 60 days of March 7, 2019.
(6)	Consists of shares of common stock issuable upon the exercise of stock options within 60 days of March 7, 2019.
(7)

Consists of (i) 1,000 shares of common stock owned by Krishnan Nandabalan and Suganthi Balasubramanian JTWROS,  (ii) 9,480,000 shares of common stock owned by BioXcel Corporation, and (ii) 474,000 shares of common stock issuable upon the exercise of stock options within 60 days of March 7, 2019.

(8)

Michal Votruba, a member of our board of directors, is the U.S. representative of RSJ Investments SICAV a.s., as well as a Director of its sub fund RSJ Gradus or RSJ and, as a result, has voting and dispositive power over the shares held by RSJ. Mr. Votruba disclaims beneficial ownership of the shares held by RSJ. The address of RSJ is Na Florenci 2116/15, 110 00 Prague 1, Czech Republic.

(9)	Includes 1,319,328 shares of common stock issuable upon the exercise of stock options within 60 days of March 7, 2019.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information about our equity compensation plans as of December 31, 2018. As of December 31, 2018, we had one equity compensation plan, our 2017 Equity Incentive Plan, which have been approved by our board of directors and our stockholders.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	2,744,153	$2.33	700,741
Equity compensation plans not approved by security holders	—	—	—
Total	2,744,153	$2.33	700,741

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Related Party Transactions

The following is a description of transactions since January 1, 2018 to which we have been a party, in which the amount involved exceeds $120,000, and in which any of our directors, executive officers or beneficial owners of more than 5% of our capital stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest.

Amended and Restated Asset Contribution Agreement with BioXcel

We entered into an asset contribution agreement, effective June 30, 2017, with BioXcel, as amended and restated on November 7, 2017, or the Contribution Agreement, pursuant to which BioXcel contributed to us, and we acquired from BioXcel, all of BioXcel's rights, title and interest in and to BXCL501, BXCL701, BXCL502 and BXCL702, collectively, the Candidates, and all of the assets and liabilities associated with the Candidates, in consideration for (i) 9,480,000 shares of our common stock, (ii) $1 million upon completion of our IPO, (ii) $500,000 upon the later of the 12 month anniversary of our IPO and the first dosing of a patient in the bridging bioavailability/bioequivalence study for the BXCL501 program, (iii) $500,000 upon the later of the 12 month anniversary of this offering and the first dosing of a patient in the Phase 2 PoC open label monotherapy or combination trial with Keytruda for the BXCL701 program and (iv) a one-time payment of $5 million within 60 days after the achievement of $50 million in cumulative net sales of any product or combination of products resulting from the development and commercialization of any one of the Candidates or a product derived therefrom.

        In addition, pursuant to the Contribution Agreement, BioXcel granted us a first right to negotiate exclusive rights to any additional product candidates in the fields of neuroscience and immuno-oncology, or the Option Field, that BioXcel may identify on its own, excluding the Candidates, and not in connection with BioXcel's provision of services to us under the Services Agreement as defined and described below. This option for first negotiation shall be valid for a period of five years from the date of this offering. Within 60 days of identifying a potential product candidate in the Option Field, BioXcel shall present such identified candidate to us and we shall then have up to 180 days in which to evaluate such product candidate, or the Evaluation Period. If we wish to negotiate for the exclusive rights to such product candidate, we shall notify BioXcel in writing prior to the end of the Evaluation Period, and upon such notification, we and BioXcel shall negotiate in good faith commercially reasonable terms pursuant to which we can receive BioXcel's rights to such product candidate. If we are unable to mutually agree, in writing, within 90 days after the end of the Evaluation Period to terms regarding our rights to develop and/or commercialize such product candidate, BioXcel shall be free to develop and/or commercialize such product candidate either by itself or with one or more third parties. Prior to the fifth anniversary of our IPO, BioXcel has also agreed to not provide product identification collaborative services to third parties in the fields of neuroscience or immuno-oncology when such third parties utilize EvolverAI.

Amended and Restated Separation and Shared Services Agreement

We entered into a separation and shared services agreement, dated June 30, 2017, or the Effective Date, with BioXcel, as amended and restated on November 7, 2017, or the Services Agreement, pursuant to which BioXcel provides us with shared office space and equipment, shared services, including the use of EvolverAI, leased employee services and financial support and payment, until the termination of the agreement as described below. In consideration for the use of office space and equipment as well as for general administrative support and payroll services, we have agreed to pay BioXcel a fixed monthly fee of $2,850 as set forth in the Services Agreement. In addition, any services related to intellectual property prosecution and management will be provided at an hourly rate of $500, for a maximum of 20 hours per month. Any services provided by BioXcel through its subsidiary in India will be provided at hourly rates based on the same rates offered to third parties in an arms length transaction as set forth in the Services Agreement. We have agreed to pay invoices generated by BioXcel within 60 days of receipt thereof.

On or before December 31, 2019, we shall have the option to enter into a collaborative services agreement with BioXcel pursuant to which BioXcel shall perform product identification and related services for us utilizing EvolverAI. We have agreed that this agreement will be negotiated in good faith and that such agreement will incorporate reasonable market based terms, including consideration for BioXcel reflecting a low, single-digit royalty on net sales and reasonable development and commercialization milestone payments, provided that (i) development milestones shall not exceed $10 million in the aggregate and not be payable prior to proof of concept in humans and (ii) commercialization milestones shall be based on reaching annual net sales levels, be limited to 3% of the applicable net sales level, and not exceed $30 million in the aggregate. BioXcel shall continue to make such product identification and related services available to us for at least 60 months after the Effective Date.

In connection with the Services Agreement, BioXcel agreed to provide us a line of credit, which shall be capped at $1 million, or the Total Funding Amount, pursuant to the terms of the grid note (as discussed below), or the Grid Note. We have also agreed to reimburse BioXcel for its contributed services and support to us in connection with our organization and development prior to the date of the Grid Note in the amount of $562,000, subsequently reduced to $440,000 as of December 31, 2017 which amount shall be payable upon the earlier of (i) 30 days after the completion of our IPO and (ii) December 31, 2018.    All amounts due to BioXcel under the Grid Note and for expenses paid on the Company’s behalf were paid following the completion of the Company’s IPO on March 20, 2018.

The parties have agreed that the services and office space provided under the Services Agreement shall decrease over time until the 12 month anniversary of the Effective Date, except for services to be provided by BioXcel through its subsidiary in India, which shall decrease until the 24 to 36 month anniversary of the Effective Date, provided such dates may be extended upon mutual agreement between the parties, collectively, the Term. The parties are currently discussing extending the term of these services provided however no definitive agreement has been agreed upon as of the date hereof.  There can be no assurance that the parties will agree to any extension to the Services Agreement in the future.

The Services Agreement shall terminate at the end of the Term, however, it may be terminated upon the mutual written agreement of the parties. In addition, the Services Agreement may be terminated by the non-defaulting party upon or after the occurrence of a material breach by the other party that is uncured within 30 days after receipt of written notification of such breach. If such breach is not correctable within 30 days, the correction must be initiated within 30 days and thereafter diligently pursued thereafter. Lastly, the shared services agreement may be terminated if either we become bankrupt or insolvent, make any assignment for the benefit of creditors, or if a receive is appointed and such proceeding is not vacated or terminated within 30 days after its commencement or institution.

Grid Note

In connection with the Services Agreement, BioXcel agreed to provide us a line of credit up to the Total Funding Amount pursuant to the terms of the Grid Note. BioXcel shall not be obligated to fund our operations beyond the Total Funding Amount, provided, in the event we determine that we will require additional funding to support our operations and to execute the plan of separation from BioXcel, we and BioXcel will, in good faith, assess increasing the Total

Funding Amount, and, shall amend the terms of the Grid Note or execute a new note to reflect any new funding as agreed upon between the parties. The Grid Note shall be payable upon the earlier of (i) the completion of this offering and (ii) December 31, 2018, together with interest on the unpaid balance of each advance, which shall accrue at a rate per annum equal to the applicable federal rate for short-term loans as of the date hereof, in each case calculated based on a 365-day year and actual days elapsed. As of December 31, 2017, we have drawn an amount of $371,000 under the Grid Note.  All amounts due to BioXcel under the Grid Note and for expenses paid on the Company’s behalf were paid following the completion of the Company’s IPO on March 20, 2018.

Sales and Purchases of Securities

On January 3, 2018, we sold 145,518 shares of our common stock to Peter Mueller, the chairman of our board of directors, at a price of $6.88 share for aggregate gross proceeds to us of approximately $1,000,000.

Director and Executive Officer Compensation

Please see “Director Compensation” and “Executive Compensation” for information regarding the compensation of our directors and executive officers.

Employment Agreements

We have entered into employment agreements with our executive officers. For more information regarding these agreements, see “Executive Compensation—Outstanding Equity Awards at Fiscal Year End and Employment Arrangements.”

Indemnification Agreements and Directors’ and Officers’ Liability Insurance

We have entered into indemnification agreements with each of our directors and executive officers. These indemnification agreements will provide the directors and executive officers with contractual rights to indemnification and expense advancement that are, in some cases, broader than the specific indemnification provisions contained under Delaware law. We have obtained an insurance policy that insures our directors and officers against certain liabilities, including liabilities arising under applicable securities laws.

Related Person Transaction Policy

Our board of directors has adopted a written related person transaction policy effective in March 2018, setting forth the policies and procedures for the identification, review, consideration and approval or ratification of related person transactions. For purposes of our policy only, a related person transaction is a transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we and any related person are, were or will be participants in which the amount involved exceeds $120,000. Transactions involving compensation for services provided to us as an employee or director are not covered by this policy. A related person is any executive officer, director or beneficial owner of more than 5% of any class of our voting securities, including any of their immediate family members and any entity owned or controlled by such persons.  Under the policy, if a transaction has been identified as a related person transaction, including any transaction that was not a related person transaction when originally consummated or any transaction that was not initially identified as a related person transaction prior to consummation, our management must present information regarding the related person transaction to our audit committee, or, if audit committee approval would be inappropriate, to another independent body of our board of directors, for review, consideration and approval or ratification. Under the policy, we will collect information that we deem reasonably necessary from each director, executive officer and, to the extent feasible, significant shareholder to enable us to identify any existing or potential related-person transactions and to effectuate the terms of the policy. In addition, under our Code of Conduct, our employees and directors will have an affirmative responsibility to disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest. In considering related person transactions, our audit committee, or other independent body of our board of directors, will take into account the relevant available facts and circumstances including, but not limited to:

•	the risks, costs and benefits to us;

•	the impact on a director's independence in the event that the related person is a director, immediate family member of a director or an entity with which a director is affiliated;
•	the availability of other sources for comparable services or products; and
•	the terms available to or from, as the case may be, unrelated third parties or to or from employees generally.

The policy requires that, in determining whether to approve, ratify or reject a related person transaction, our audit committee, or other independent body of our board of directors, must consider, in light of known circumstances, whether the transaction is in, or is not inconsistent with, our best interests and those of our shareholders, as our audit committee, or other independent body of our board of directors, determines in the good faith exercise of its discretion.

Independence of Board of Directors and its Committees

We are a “controlled company” within the meaning of applicable listing rules of The Nasdaq Capital Market, or Nasdaq, and, as a result, are exempt from the Nasdaq corporate governance requirements that a majority of the Board be “independent,” and that our Compensation Committee and our Nominating and Governance Committee consist solely of independent directors. Notwithstanding the fact that we may rely on these exemptions, the Board has undertaken a review of the independence of its directors. The Board consults with our counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of the Nasdaq, as in effect from time to time.

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his family members, and BioXcel, our senior management and our independent auditors, the Board has affirmatively determined that the following two individuals are independent directors within the meaning of the applicable SEC and Nasdaq listing rules: Dr. Mueller, Dr. Laumas and Mr. Votruba. In making this determination, the Board found that none of these directors had a material or other disqualifying relationship with us that could compromise his ability to exercise independent judgment in carrying out his responsibilities. The Board has determined that Dr. Mehta, by virtue of his positions as Chairman and Chief Executive Officer of BioXcel, and Dr. Nandabalan, by virtue of his position as President and director of BioXcel, are not independent under applicable SEC and Nasdaq listing rules.

Policies and Procedures for Related Party Transactions

Our board of directors has adopted a written related person transaction policy effective in March 2018, setting forth the policies and procedures for the review and approval or ratification of related person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S‑K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which we were or are to be a participant, where the amount involved exceeds $120,000 and a related person had or will have a direct or indirect material interest, including without limitation purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. In reviewing and approving any such transactions, our audit committee will be tasked to consider all relevant facts and circumstances, including but not limited to whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction with an unrelated third party and the extent of the related person’s interest in the transaction. All of the transactions described in this section occurred prior to the adoption of this policy.

Item 14. Principal Accounting Fees and Services

BDO USA, LLP (“BDO”) has provided services in connection with the audit of our financial statements since inception.    The following table summarizes the fees of BDO billed us for each of the years ended December 31, 2018 and 2017.

	Year Ended December 31,
	2018	2017
Audit Fees (1)	$330,346	$475,909
Total Fees	$330,346	$475,909

(1)

Audit fees consisted of audit work performed in the audit of financial statements, the review of the interim financial statements, and related services that are normally provided in connection with registration statements, including the registration statement for our initial public offering. Included in the 2017 and 2018 audit fees are $124,116 and $180,175, respectively, of fees billed in connection with our initial public offering in March 2018.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Consistent with SEC policies and guidelines regarding audit independence, the Audit Committee is responsible for the pre-approval of all audit and permissible non-audit services provided by our independent registered public accounting firm on a case-by-case basis. Our Audit Committee has established a policy regarding approval of all audit and permissible non-audit services provided by our principal accountants. No non-audit services were performed by our independent registered public accounting firm during the years ended December 31, 2018 and 2017. Our Audit Committee pre-approves these services by category and service. Our Audit Committee has pre- approved all of the services provided by BDO.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:
(1)	Financial Statements:

(2)	Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(3)	Exhibits.

Exhibit No.		Description
3.1		Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 12, 2018)
3.2		Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 12, 2018)
4.2		Specimen Stock Certificate evidencing the shares of common stock (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-222990))
10.1	#

Amended and Restated Separation and Shared Services Agreement, effective November 7, 2017, by and between BioXcel Corporation and BioXcel Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-222990))

10.2	#

Amended and Restated Asset Contribution Agreement, effective November 7, 2017, by and between BioXcel Corporation and BioXcel Therapeutics, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-222990))

10.3	+	2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-222990))
10.4	+	Form of Incentive Stock Option Agreement under the 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-222990))
10.5	+

Form of Non-Statutory Stock Option Agreement under the 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-222990))

10.6	+	Form of Indemnification Agreement with directors and executive officers (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-222990))
10.7

Form of Stock Purchase Agreement for September and October 2017 and January and February 2018 Private Placements (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-222990))

10.8

First Amendment to Employment Agreement, dated December 21, 2017, by and between BioXcel Corporation and Vimal Mehta (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-222990))

10.9	+

Employment Agreement, dated March 7, 2018 by and between BioXcel Therapeutics, Inc. and Vimal Mehta, to be effective on the effective date of the registration statement. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 12, 2018)

10.10	+

Employment Agreement, dated February 12, 2018, by and between BioXcel Therapeutics, Inc. and Frank Yocca (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-222990)

10.11	+

Employment Agreement, effective October 2, 2017, by and between BioXcel Therapeutics, Inc. and Richard Steinhart (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-222990)

10.12	+

Collaborative Research Agreement, dated August 27, 2017, by and between BioXcel Therapeutics, Inc. and Nektar Therapeutics (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-222990)

10.13	+

Strategic Advisor Agreement, dated July 10, 2017, by and between BioXcel Therapeutics, Inc. and Vince O'Neill (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-222990)

10.14	+

First Amendment to Strategic Advisor Agreement, dated January 22, 2018, by and between BioXcel Therapeutics, Inc. and Vince O'Neill (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-222990)

10.15

Employment Agreement, dated June 1, 2018, by and between BioXcel Therapeutics, Inc. and Dr. Vincent O’Neill, M.D. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 7, 2018)

10.16

Lease Agreement, dated as of August 20, 2018, by and between Fusco Harbour Associates, LLC, as Landlord, and BioXcel Therapeutics, Inc., as Tenant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 23, 2018)

10.17	#

Clinical Trial Collaboration Agreement, dated September 21, 2018, by and between BioXcel Therapeutics, Inc. and Nektar Therapeutics (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2018)

31.1		Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

+    Indicates a management contract or any compensatory plan, contract or arrangement

#    Confidential treatment has been granted for portions omitted from this exhibit (indicated by asterisks) and those portions have been separately filed with the Securities and Exchange Commission..

Item 16. Form 10‑K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BioXcel Therapeutics, Inc.

Dated: March 11, 2019	By:
/s/ Vimal Mehta
Vimal Mehta
Chief Executive Officer
(Principal Executive Officer)

Dated: March 11, 2019	By:
/s/ Richard Steinhart
Richard Steinhart, Chief Financial Officer
(Principal Financial Officer)

POWER OF ATTORNEY

        KNOW ALL PERSON BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Vimal Mehta and Richard Steinhart and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratify and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

11
Signature	Title	Date

/s/ VIMAL MEHTA Vimal Mehta, Ph.D.	Chief Executive Officer, President, Secretary and Director (Principal Executive Officer)	March 11, 2019
/s/ RICHARD STEINHART Richard Steinhart	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 11, 2019
/s/ PETER MUELLER Peter Mueller, Ph.D.	Chairman of the Board of Directors	March 11, 2019
/s/ KRISHNAN NANDABALAN Krishnan Nandabalan, Ph.D.	Director	March 11, 2019

11
Signature	Title	Date
/s/ SANDEEP LAUMAS Sandeep Laumas, M.D.	Director	March 11, 2019
Michal Votruba	Director	March 11, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors of BioXcel Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of BioXcel Therapeutics, Inc. (the "Company") as of December 31, 2018 and 2017, and the related statements of operations, changes in stockholders’ equity (deficit)/net parent investment, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). The  statements of operations, changes in net Parent investment, and cash flows for the period January 1, 2017 through June 30, 2017 are the carved-out operations of certain assets and liabilities of BioXcel Corporation. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018  and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2017.

Stamford, Connecticut

March 11, 2019

BIOXCEL THERAPEUTICS, INC

BALANCE SHEETS

(amounts in thousands, except share and per share data)

	December 31,	December 31,
	2018	2017

ASSETS
Current assets
Cash and cash equivalents	$42,565	$887
Prepaid expenses and other current assets	491	3
Due from Parent	115	—
Total current assets	43,171	890
Deferred offering expenses	—	461
Equipment, net	327	4
Other assets	51	—
Total assets	$43,549	$1,355

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$1,604	$444
Accrued expenses	3,056	1,015
Payable to Parent for services	—	67
Note payable to Parent	—	371
Due to Parent	—	440
Total current liabilities	4,660	2,337
Total liabilities	4,660	2,337

Stockholders' equity (deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized; 15,663,221 and 9,907,548 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	16	10
Additional paid-in-capital	62,593	3,458
Accumulated deficit	(23,720)	(4,450)
Total stockholders' equity (deficit)	38,889	(982)
Total liabilities and stockholders' equity (deficit)	$43,549	$1,355

The accompanying notes are an integral part of these financial statements.

BIOXCEL THERAPEUTICS, INC

STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

	2018	2017
Revenues	$—	$—

Operating costs and expenses
Research and development	14,558	2,690
General and administrative	5,404	1,847
Total operating expenses	19,962	4,537
Loss from operations	(19,962)	(4,537)
Other income
Dividend and interest income, net	692	(2)
Net loss	$(19,270)	$(4,539)

Net loss per share attributable to common stockholders/ Parent basic and diluted	$(1.32)	$(0.47)

Weighted average shares outstanding - basic and diluted	14,571,553	9,685,005

The accompanying notes are an integral part of these financial statements.

BIOXCEL THERAPEUTICS, INC

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)/NET PARENT INVESTMENT

(amounts in thousands, except share and per share data)

				Additional
	Common Stock		Net Parent	Paid in	Accumulated
	Shares	Amount	Investment	Capital	Deficit	Total
Balance as of January 1, 2017	—	$—	(324)	—	—	(324)
Investment from Parent	—	—	539	—	—	539
Net loss (A)	—	—	(529)	—	—	(529)
Balance as of March 29, 2017 (date of incorporation)	—	—	(314)	—	—	(314)
Issuance of common shares	9,907,548	10	—	2,051	—	2,061
Liabilities assumed from Parent	—	—	(126)	—	—	(126)
Transfer to accumulated deficit	—	—	440	—	(440)	—
Stock-based compensation	—	—	—	1,407	—	1,407
Net loss (A)	—	—	—	—	(4,010)	(4,010)
Balance as of December 31, 2017	9,907,548	10	—	3,458	(4,450)	(982)
Issuance of common shares	283,452	1	—	1,949	—	1,950
Issuance of common shares, upon completion of Initial Public Offering, net of issuance costs of $5,898	5,454,545	5	—	54,097	—	54,102
Stock-based compensation	—	—	—	3,082	—	3,082
Exercise of stock options	17,676	—	—	7	—	7
Net loss	—	—	—	—	(19,270)	(19,270)
Balance as of December 31, 2018	15,663,221	$16	$—	$62,593	$(23,720)	$38,889
(A) Combined net loss for the period ended December 31, 2017 is $4,539

The accompanying notes are an integral part of these financial statements.

BIOXCEL THERAPEUTICS, INC

STATEMENTS OF CASH FLOWS

(amounts in thousands, except share and per share data)

	Year ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,270)	$(4,539)
Reconciliation of net loss to net cash used in operating activities
Depreciation and amortization	17	1
Stock-based compensation expense	3,082	1,606
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(539)	(1)
Accounts payable and accrued expenses	3,201	737
Net cash used in operating activities	(13,509)	(2,196)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(340)	—
Net cash used in investing activities	(340)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	56,513	2,061
Exercise of options	7	—
Net Parent Investment	—	214
Deferred offering expense	—	(70)
Payable to Parent for services	(67)	67
Due to Parent	(555)	440
Note Payable — Parent	(371)	371
Net cash provided by financing activities	55,527	3,083

Net increase in cash and cash equivalents	41,678	887

Cash and cash equivalents, beginning of the period	887	—
Cash and cash equivalents, end of the period	$42,565	$887

Supplemental cash flow information:
Interest paid	$1	$—

Supplemental disclosure of non-cash Financing Activities:
Deferred issuance costs, unpaid as of December 31, 2017	$—	391
Deferred issuance costs reclassified to additional paid-in-capital upon completion of initial public offering	461	—
Reclassification of net Parent Investment in the Company to accumulated deficit	—	440

The accompanying notes are an integral part of these financial statements.

BIOXCEL THERAPEUTICS, INC

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

The Company’s primary activities have been the development of a clinical plan and pre-clinical research and development of two advanced programs: BXCL501, a sublingual thin film formulation of dexmedetomidine designed for acute treatment of agitation resulting from neurological and psychiatric disorders, and BXCL701, an immuno-oncology agent designed for treatment of a rare form of prostate cancer and for treatment of pancreatic cancer. These two programs and two emerging programs BXCL502 and BXCL702 (together, the “BTI Business”) have been contributed to the Company from the Parent pursuant to a contribution agreement, effective June 30, 2017, as amended and restated on November 7, 2017, or the Contribution Agreement.

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

These results reflect amounts specifically attributable to the BTI Business under the Contribution Agreement, for the period from January 1, 2015 until June 30, 2017. The Company has also entered into a separation and shared services agreement with BioXcel that took effect on June 30, 2017, as amended and restated on November 7, 2017, or the Services Agreement, pursuant to which BioXcel provides the Company with certain general and administrative and development support services. However, consistent with accounting regulations, it has been assumed that the Company was a separate business since January 1, 2015, and accordingly the assets, liabilities and expenses relating to the BTI Business have been separated from the Parent in the financial statements for periods prior to and post incorporation through June 30, 2017.

Liquidity

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

As of December 31, 2018, we had cash and cash equivalents of $42.6 million, working capital of $38.5 million and stockholders’ equity of $38.9 million. Net cash used in operating activities was $13.5 million and $2.2 million for the years ended December 31, 2018 and 2017.  We incurred losses of approximately $19.3 million and $4.5 million for the years ended December 31, 2018 and 2017. We have not yet generated any revenues and we have not yet achieved profitability. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need to generate significant product revenues to achieve profitability.

On March 7, 2018, the Company’s registration statement on Form S-1 relating to its IPO was declared effective by the Securities and Exchange Commission (“SEC”). The IPO closed on March 12, 2018, and the Company issued and sold 5,454,545 common shares at a public offering price of $11.00 per share. Gross proceeds totaled $60,000 and net proceeds totaled $54,102 after deducting underwriting discounts and commissions of $4,200 and other offering expenses of approximately $1,698.

We believe that our existing cash and cash equivalents as of December 31, 2018, and a review of projected project timing, will enable us to fund our operating expenses and capital expenditure requirements for at least one year from the date of this Annual Report on Form 10-K. Our current cash and cash equivalents will be used primarily to fund our ongoing research and development efforts over the coming months. We will be required to expend significant funds in order to advance the development of BXCL501, BXCL701 and our other product candidates. In addition, while we may seek one or more collaborators for future development of our current product candidate or any future product candidates that we may develop for one or more indications, we may not be able to enter into a collaboration for any of our product candidates for such indications on suitable terms, on a timely basis or at all. In any event, the net proceeds of our IPO and our existing cash and cash equivalents will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of our product candidates or our other preclinical programs. Our estimate as to how long we expect our existing cash to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Further financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy and we may be forced to curtail or cease operations.

Note 4. Summary of Significant Accounting Policies

Use of Estimates

The Company’s financial statements are prepared in accordance with GAAP. The preparation of BioXcel’s financial statements requires the Company to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses in its financial statements and the accompanying notes. The most significant estimates in the financial statements relate to the fair value of equity awards and valuation allowance related to the Company’s deferred tax assets and liabilities. For the three years ended December 31, 2018 the most significant estimates include the valuation of the Parent’s common stock and the allocation of expenses. As of December 31, 2017 and 2016 the most significant estimates relate to the allocation of assets and liabilities from the Parent. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. As of December 31, 2018, cash equivalents were comprised of money market funds. Cash and cash equivalents held at financial institutions may at times exceed federally insured amounts. We believe we mitigate such risk by investing in or through major financial institutions.

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

Since its inception, the Company has not recognized any impairment or disposition of long-lived assets.

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

The Company adopted FASB ASU 2016‑09 as of January 1, 2018 and has elected to account for forfeitures as they occur, by reversing compensation cost when the award is forfeited.

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

The carrying amounts of cash and accounts payable approximate fair value due to the short-term nature of these instruments.

Net Loss per Share

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the "treasury stock" and/or "if converted" methods as applicable. The Company did not have any potentially diluted securities outstanding in any period presented in the accompanying financial statements. The Company was incorporated on March 29, 2017 and loss per common share was calculated for the year ended December 31, 2017  assuming the shares issued to the Parent at formation were outstanding for those periods presented. There were 2,588,729 and 2,308,215 shares of options that were excluded from the calculation of the loss per share for the years ended December 31, 2018 and 2017, respectively. Inclusion of potential common shares would be anti-dilutive for all periods presented and have been excluded from the calculations.

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

In February 2016, the FASB issued ASU 2016‑02 Lease Accounting Topic 842. This ASU requires the Company to record all leases longer than one year on its balance sheet. Under the new guidance, when the Company records leases on its balance sheet it will record a liability with a value equal to the present value of payments it will make over the life of the lease and an asset representing the underlying leased asset. The new accounting guidance requires the Company to determine if its leases are operating or financing leases, similar to current accounting guidance. The Company will record expense for operating type leases on a straight-line basis as an operating expense and it will record expense for finance type leases as interest expense. The new lease standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The Company must adopt the new standard on a modified retrospective basis, which requires it to reflect its leases on its balance sheet for the earliest comparative period presented. There was no impact to the Company as a result of the adoption. The Company has entered into a lease agreement for office space which is expected to commence on March 1, 2019. We anticipate the recording of a Right to Use Asset and related liability for approximately $1,308.

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

In June 2018 the FASB issued ASU 2018‑07 Compensation - Stock Compensation Topic 718. This ASU was issued as part of the FASB’s simplification initiative. The amendments in this Update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The Company is currently assessing the timing of adoption as well as the effects it will have on its financial statements and disclosures.

Note 5. Transactions with BioXcel

The Company has entered into the Contribution Agreement, pursuant to which BioXcel agreed to contribute BioXcel’s rights, title and interest in BXCL501, BXCL701, BXCL502 and BXCL702, and all of the assets and liabilities associated in consideration for (i) 9,480,000 shares of our common stock, (ii) $1,000 upon completion of an initial public offering, (iii) $500 upon the later of the 12 month anniversary of an initial public offering and the first dosing of a patient in the bridging bioavailability/ bioequivalence study for the BXCL501 program, (iv) $500 upon the later of the 12 month anniversary of an initial public offering and the first dosing of a patient in the Phase 2 PoC open label monotherapy or combination trial with Keytruda for the BXCL701 program and (v) a one-time payment of $5,000 within 60 days after the achievement of $50,000 in cumulative net sales of any product or combination of products resulting from the development and commercialization of any one of the Candidates or a product derived therefrom. With the completion of the Company’s IPO in March 2018, $1 million was charged to Research and Development costs in connection with (ii) above and was paid on April 5, 2018.

We entered into a separation and shared services agreement with BioXcel that took effect on June 30, 2017, as amended and restated on November 7, 2017, or the Services Agreement, pursuant to which BioXcel will allow us to continue to use the office space, equipment, services and leased employees based on the agreed upon terms and conditions for a payment of defined monthly and/or hourly fees. The parties have agreed that the services and office space provided under the Services Agreement shall decrease over time until the 12‑month anniversary of the date of the Services Agreement. The office space and equipment portion of the Services Agreement ended effectively on April 30, 2018 when the Company moved to new office space to accommodate additional personnel that had been hired. Services to be provided by BioXcel through its subsidiary in India, were originally expected to decrease through June 30, 2019 provided such dates may be extended upon mutual agreement between the parties. The parties are currently discussing extending the term of these services provided however no definitive agreement has been agreed upon as of the date hereof. There can be no assurance that the parties will agree to any extension to the Services Agreement in the future.

On or before December 31, 2019, the Company will have the option to enter into a collaborative services agreement with BioXcel pursuant to which BioXcel shall perform product identification and related services for us utilizing EvolverAI. We have agreed that this agreement will be negotiated in good faith and that such agreement will incorporate reasonable market-based terms, including consideration for BioXcel reflecting a low, single-digit royalty on net sales and reasonable development and commercialization milestone payments, provided that (i) development milestones shall not exceed $10 million in the aggregate and not be payable prior to proof of concept in humans and ii) commercialization milestones shall be based on reaching annual net sales levels, be limited to 3% of the applicable net sales level, and not exceed $30 million in the aggregate. BioXcel shall continue to make such product identification and related services available to us for at least five years from June 30, 2017. The parties are currently discussing extending the product identification and related services that BioXcel would provide however no definitive agreement has been agreed upon as of the date hereof. There can be no assurance that the parties will agree to any extension to the collaborative services agreement in the future.

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

Note 6. Equipment

	December 31,	December 31,
	2018	2017

Computers and related equipment	$169	$5
Furniture	4	—
Leasehold improvements	172	—
	345	5
Accumulated depreciation	(18)	(1)
	$327	$4

Note 7. Commitments and Contingencies

Master Service Agreement

The Company entered into a Master Services Agreement (“MSA”) with a Contract Research Organization (“CRO”) for strategic planning, expert consultation, clinical trial services, statistical programming and analysis, data processing, data management, regulatory, clerical, project management, medical device services, and other research and development services as set forth in specific work orders. This agreement is for a period of five (5) years.  The Company entered into a series of cancellable work orders to support its clinical trial activities, related to the first of the Company’s BXCL 701 clinical trials. This clinical trial is expected to aggregate approximately $8.0 million and is anticipated to take place over the next two years.

Excluding the CRO’s property, all improvements, inventions, processes, techniques, work product, know-how, data and information generated, conceived, reduced to practice or derived under the MSA by the CRO or its personnel and subcontractors, shall be and remain the exclusive property of the Company, and any inventions that may evolve from the foregoing shall belong to the Company.

Note 8. Accrued Expenses

Accrued expenses consist of the following:

	December 31, 2018	December 31, 2017

Drugs and clinical trial expenses	$1,887	$403
Accrued salaries, benefits and travel related costs	774	79
Professional and consultant fees	181	120
Legal expenses	105	413
Other administrative accruals	109	—
	$3,056	$1,015

Note 9. Stockholders’ Equity (Deficit)

Authorized Capital

The Company is authorized to issue up to 10,000,000 preferred shares with a par value of $0.001 per share. No preferred shares are issued and outstanding.

The Company is authorized to issue up to 50,000,000 shares of common stock with a par value of $0.001 per share. The Company had 15,663,221 shares of common stock outstanding as of December 31, 2018.

Description of Common Stock

Each share of common stock has the right to one vote. The holders of common stock are entitled to dividends when funds are legally available and when declared by the board of directors.

Common Stock Issuances

On March 7, 2018, the Company’s registration statement on Form S‑1 relating to the Company’s IPO was declared effective by the SEC. The IPO closed on March 12, 2018, and the Company issued and sold 5,454,545 shares of common stock at a public offering price of $11.00 per share, for gross proceeds of $60,000 and net proceeds of $54,102 after deducting underwriting discounts and commissions of $4,200 and other offering expenses of $1,698.

In January and February 2018, the Company issued 283,452 shares of common stock with an issuance price of $6.88 per share for gross and net proceeds of $1,950.

In October 2017, the Company sold 271,839 shares of common stock with an issuance price of $4.82 per share with gross and net proceeds of $1,310.

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

As of December 31, 2018, there were 3,444,894 shares of the Company’s common stock authorized for issuance under the 2017 Stock Plan. Options granted under the 2017 Stock Plan have a term of ten years with the vesting term determined by the board of directors, which is generally four years.

The fair value of options granted during the year ended December 31, 2018 was estimated using the Black-Scholes option-pricing model with the following assumptions. Stock‑based awards to non‑employees are re‑measured at fair value each financial reporting date until performance is complete.

The weighted average fair value of options granted in 2018 and 2017 was $7.64 and $0.41 per option, respectively and were determined using the following assumptions:

Employees

	For the
	Year Ended
	December 31, 2018
Exercise price per share	$0.41	-	$11.00
Expected stock price volatility	77.12%	-	81.49%
Risk-free rate of interest	2.68%	-	3.12%
Fair value of grants per share	$3.41	-	$10.82
Expected Term (years)	4.7	-	7.0

Non-Employees

	For the
	Year Ended
	December 31, 2018
Exercise price per share	$0.41	-	$11.00
Expected stock price volatility	76.03%	-	82.91%
Risk-free rate of interest	2.43%	-	2.68%
Fair value of grants per share	$2.37	-	$7.16
Expected Term (years)	0.3	-	9.8

Since the Company completed its IPO within the last year, it does not have a history of market prices of its common stock and, as such, volatility was estimated using historical volatilities of similar public companies. The expected term of the employee awards is estimated based on the simplified method, which calculates the expected term based upon the midpoint of the term of the award and the vesting period. The Company uses the simplified method because it does not have sufficient option exercise data to provide a reasonable basis upon which to estimate the expected term. The expected term of non-employee awards represents the awards contractual term. The expected dividend yield is 0% as the Company has no history of paying dividends nor does management expect to pay dividends over the contractual terms of these options. The risk-free interest rates are based on the United States Treasury yield curve in effect at the time of grant, with maturities approximating the expected term of the stock options.

The following table summarizes information about stock option activity during the period the Plan was in effect (in thousands, except share and per share data):

Employee Options

				Weighted Average
	Number	Weighted Average	Total	Remaining
	of	Exercise	Intrinsic	Contractual
	Shares	Price per Share	Value	Life (in years)
Employee options granted during 2017	1,813,524	$0.65	$13,894,762	9.7
Outstanding as of December 31, 2017	1,813,524	$0.65	$13,894,762	9.7
Employee options granted	400,648	$9.77	$—	9.5
Options reclassified from Non-employee	154,178	$2.45	$429,266	9.3
Options reclassified to Non-employee	(62,094)	$0.41	$—	—
Outstanding as of December 31, 2018	2,306,256	$2.36	$6,182,252	8.8

Options vested and exercisable as of December 31, 2018	1,517,151	$0.51	$5,075,412	8.7

Non-Employee Options

				Weighted Average
	Number	Weighted Average	Total	Remaining
	of	Exercise	Intrinsic	Contractual
	Shares	Price per Share	Value	Life (in years)
Non-employee options granted during 2017	496,515	$0.41	$3,922,238	9.6
Outstanding as of December 31, 2017	496,515	$0.41	$3,922,238	9.6
Non-employee options granted	111,465	$9.50	$—	9.2
Non-employee options forfeited	(60,323)	$0.41	$—	—
Non-employee options reclassified to Employee	(154,178)	$2.45	$—	—
Non-employee options exercised	(17,676)	$0.41	$—	—
Options reclassified from Employee	62,094	$0.41	$8,904	8.9
Outstanding as of December 31, 2018	437,897	$2.16	$1,228,838	8.8

Options vested and exercisable as of December 31, 2018	131,934	$0.51	$442,206	8.5

There were 700,741 shares available for grant as of December 31, 2018.

The Company recognized stock-based compensation expense under the 2017 Stock Plan of $2,872 and $1,168 for the years ended December 31, 2018 and 2017, respectively.

Unrecognized compensation expense related to unvested awards as of December 31, 2018 was $2,846 for employees and $527 for non-employees and will be recognized over the remaining vesting periods of the underlying awards. The weighted-average period over which such compensation is expected to be recognized is 1.7 years for employees and 1.2 years for non-employees.

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

Stock based compensation expense (income), net of forfeitures, recognized by the Company in its statements of operations related to BioXcel equity awards totaled approximately $210 and $439 for the years ended December 31, 2018 and 2017, respectively.

Total stock based compensation charges were approximately $3,082 and $1,606 for the years ended December 31, 2018 and 2017, respectively.

Note 11. Income Taxes

There is no provision for income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. The reported amount of income tax expense for the years differs from the amount that would result from applying domestic federal statutory tax rates to pretax losses primarily because of changes in valuation allowance.

The Parent is a standalone S corporation and its tax obligations were passed through to its shareholders and were not a liability of the S corporation. As a result, BioXcel does not require a tax provision for federal or state purposes.

Pursuant to incorporation of the Company as a C corporation on March 29, 2017, BioXcel became the sole owner of the Company, and contributed certain assets to the Company in a tax free transaction. From the date of incorporation, the Company is a standalone C corporation subject to corporate income tax and the deferred taxes of the Company have been calculated accordingly.

The significant components of the Company’s net deferred tax assets at December 31, 2018 and 2017 are shown below. In determining the realizability of the Company’s net deferred tax asset, the Company considered numerous factors, including historical profitability, estimated future taxable income, and the industry in which it operates. Based on this information the Company has provided a valuation allowance for the full amount of its net deferred tax asset because the Company has determined that it is more likely than not that it will not be realized.

	2018	2017
Federal net operating losses	$3,840	$627
State net operating losses	1,300	212
Stock based compensation	552	268
Federal and state tax credits	366	42
Accrued expense	203	9
Total gross deferred tax assets	6,261	1,158
Less: valuation allowance	(6,261)	(1,158)
Net deferred tax assets	$—	$—

A reconciliation between the Company’s effective tax rate and the federal statutory rate for the year ended December 31, 2018 and the period from inception to December 31, 2017 is as follows:

		Inception to
	2018	2017
Federal Statutory Rate	21.0%	34.0%
Change in Federal Rate	—	(11.4)
Stock based compensation	(2.2)	(4.2)
Federal and state credits	1.6	0.9
State Taxes	6.3	—
Change in valuation allowance	(26.5)	(19.3)
Other	(0.2)	—
Effective Tax Rate	0.0%	—%

At December 31, 2018, the Company had approximately $18.2 million of gross federal and state net operating loss carry-forwards. If not utilized, the federal and state net operating loss carry-forwards will begin to expire in 2037. The federal net operating loss incurred after December 31, 2017 will be carried forward indefinitely.  The utilization of such net operating loss carry-forwards and realization of tax benefits in future years depends predominantly upon having taxable income. The Company also has approximately $366 of federal research and development credits which will begin to expire in 2037 if not utilized.

Utilization of the NOL and research tax credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that has occurred or that could occur in the future, as required by Section 382 of the Code, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and research tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an "ownership change" as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. To date, the Company’s NOL’s have not been subject to Section 382 limitation.

Entities are also required to evaluate, measure, recognize and disclose any uncertain income tax provisions taken on their income tax returns. The Company has analyzed its tax positions and has concluded that as of December 31, 2018 there were no uncertain positions. Interest and penalties, if any, as they relate to income taxes assessed, are included in the income tax provision. There was no income tax related interest and penalties included in the income tax provision.

On December 22, 2017, H.R. 1 (also, known as the Tax Cuts and Jobs Act (the “Act”)) was signed into law.  Among its numerous changes to the Internal Revenue Code, the Act reduces U.S. federal corporate tax rate to 21%.  As a result, the most significant impact on its financial statements was the reduction of approximately $470 for the deferred tax assets related to net operating losses and other assets.  Such reduction was offset by changes to the Company’s valuation allowance as of December 31,2017.  The Company is also in the process of considering the impact under the Act of the disallowance of certain incentive based compensation tax deductibility under Internal Revenue Code Section 162(m).  If an adjustment to the deferred tax asset is required, the impact will be offset by a corresponding adjustment to the valuation allowance.  There was no adjustment to the 2018 financial statements related to these items.

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

The landlord delivered the 12th Floor premises to the Company in November 2018 and work has begun to “build-out” the premises. Occupancy is expected on or about March 1, 2019.

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

The Company’s improvement costs are expected to aggregate approximately $500.

Future minimum lease payments under this non-cancelable operating lease are as follows as of the Rent Commencement Date:

Lease Year	Amount
1	$187
2	192
3	215
4	220
5	225
Thereafter	468
$1,507

The Company has an option to renew the lease for one additional five-year term at 95% of the then prevailing market rates but not less than the rental rate at the end of the initial lease term.