Form 10-Q
period 2019-03-31
BioXcel Therapeutics, Inc.
filed 2019-05-07
CIK 1720893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10‑Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-38410

BioXcel Therapeutics, Inc

(Exact Name of Registrant as Specified in its Charter)

Delaware	82‑1386754
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

555 Long Wharf Drive
New Haven, CT	06511
(Address of principal executive offices)	(Zip Code)

(475) 238‑6837

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Small reporting company ☒

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	BTAI	Nasdaq Capital Market

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding at May 1, 2019 was 15,665,802.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or this “Quarterly Report,” contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

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

This Quarterly Report also contains estimates, projections and other information concerning our industry, our business, and the markets for certain diseases, including data regarding the estimated size of those markets, and the incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

BIOXCEL THERAPEUTICS, INC.

BALANCE SHEETS

(amounts in thousands, except share and per share data)

	March 31,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$36,296	$42,565
Prepaid expenses and other current assets	1,783	491
Due from Parent	—	115
Total current assets	38,079	43,171
Property and equipment, net	905	327
Operating lease right-of-use asset	1,293	—
Other assets	51	51
Total assets	$40,328	$43,549

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,128	$1,604
Accrued expenses	3,348	3,056
Due to Parent	392	—
Other current liabilities	939	—
Total current liabilities	6,807	4,660

Operating lease liability	1,153	—

Total liabilities	7,960	4,660

Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized; 15,665,802 and 15,663,221 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	16	16
Additional paid-in-capital	63,276	62,593
Accumulated deficit	(30,924)	(23,720)
Total stockholders' equity	32,368	38,889
Total liabilities and stockholders' equity	$40,328	$43,549

The accompanying notes are an integral part of these financial statements.

BIOXCEL THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues	$—	$—

Operating costs and expenses
Research and development	5,674	2,938
General and administrative	1,745	1,348
Total operating expenses	7,419	4,286
Loss from operations	(7,419)	(4,286)
Other income
Dividend and interest income, net	215	4
Net loss	$(7,204)	$(4,282)

Net loss per share attributable to common stockholders basic and diluted	$(0.46)	$(0.37)

Weighted average shares outstanding - basic and diluted	15,663,795	11,456,325

The accompanying notes are an integral part of these financial statements.

BIOXCEL THERAPEUTICS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY / DEFICIT

(amounts in thousands, except shares)

(unaudited)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2017	9,907,548	$10	$3,458	$(4,450)	$(982)
Issuance of common shares	283,452	1	1,949	—	1,950
Issuance of common shares, upon completion of Initial Public Offering, net of issuance costs of $5,898	5,454,545	5	54,097	—	54,102
Stock-based compensation	—	—	1,319	—	1,319
Net loss	—	—	—	(4,282)	(4,282)
Balance as of March 31, 2018	15,645,545	$16	$60,823	$(8,732)	$52,107

Balance as of December 31, 2018	15,663,221	$16	$62,593	$(23,720)	$38,889
Stock-based compensation	—	—	682	—	682
Exercise of stock options	2,581	—	1	—	1
Net loss	—	—	—	(7,204)	(7,204)
Balance as of March 31, 2019	15,665,802	$16	$63,276	$(30,924)	$32,368

The accompanying notes are an integral part of these financial statements.

BIOXCEL THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three months ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,204)	$(4,282)
Reconciliation of net loss to net cash used in operating activities
Depreciation and amortization	37	—
Stock-based compensation expense	682	1,319
Due to Parent under asset contribution agreement	500	1,000
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,292)	(805)
Accounts payable, accrued expenses and other	1,603	1,743
Due to related party	4	13
Net cash used in operating activities	(5,670)	(1,012)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and leasehold improvements	(600)	—
Net cash used in investing activities	(600)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	—	56,512
Exercise of options	1	—
Due to Parent	—	(551)
Note Payable — Parent	—	(371)
Net cash provided by financing activities	1	55,590

Net (decrease) increase in cash and cash equivalents	(6,269)	54,578

Cash and cash equivalents, beginning of the period	42,565	887
Cash and cash equivalents, end of the period	$36,296	$55,465

Supplemental cash flow information:
Interest paid	$8	$2

Supplemental disclosure of non-cash Financing Activity:
Deferred issuance costs, unpaid as of December 31, 2017	$—	$391
Deferred issuance costs reclassified to additional paid-in-capital upon completion of initial public offering.	$—	$461
Reclassification of net Parent Investment in the Company to accumulated deficit.	$—	$440

The accompanying notes are an integral part of these financial statements.

BIOXCEL THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

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

The unaudited financial information for the three months ended March 31, 2019 and 2018 is presented on the same basis as the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Certain reclassifications have been made to the prior year financial information to conform to the current period presentation. These reclassifications had no effect on the reported results of operations.

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

Note 2. Initial Public Offering

On March 7, 2018, the Company’s registration statement on Form S‑1 relating to its initial public offering of its common stock (the “IPO”) was declared effective by the Securities and Exchange Commission (“SEC”). The IPO closed on March 12, 2018, and the Company issued and sold 5,454,545 shares of common stock at a public offering price of $11.00 per share. Gross proceeds totaled $60,000 and net proceeds totaled $54,102 after deducting underwriting discounts and commissions of $4,200 and other offering expenses of approximately $1,698.

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

As of March 31, 2019, we had cash and cash equivalents of $36,296, working capital of $31,272 and stockholders’ equity of $32,368. Net cash used in operating activities was $5,670 and $1,012 for the three months ended March 31, 2019 and 2018, respectively.  We incurred losses of approximately $7,204 and $4,282 for the three months ended March 31, 2019 and 2018, respectively. We have not yet generated any revenues and we have not yet achieved profitability. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need to generate significant product revenues to achieve profitability.

We believe that our existing cash and cash equivalents as of March 31, 2019, and a review of projected project timing, will enable us to fund our operating expenses and capital expenditure requirements for at least one year from the date of this Quarterly Report on Form 10-Q. Our current cash and cash equivalents will be used primarily to fund our ongoing research and development efforts over the coming months. We will be required to expend significant funds in order to advance the development of BXCL501, BXCL701 and our other product candidates. In addition, while we may seek one or more collaborators for future development of our current product candidate or any future product candidates that we may develop for one or more indications, we may not be able to enter into a collaboration for any of our product candidates for such indications on suitable terms, on a timely basis or at all. In any event, the net proceeds of our IPO and our existing cash and cash equivalents will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of our product candidates or our other preclinical programs. Our estimate as to how long we expect our existing cash to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Further financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy and we may be forced to curtail or cease operations.

Note 4. Summary of Significant Accounting Policies

Use of Estimates

The Company’s financial statements are prepared in accordance with GAAP. The preparation of financial statements requires the Company to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses in its financial statements and the accompanying notes. The most significant estimates in the financial statements relate to the fair value of equity awards and valuation allowance related to the Company’s deferred tax assets and liabilities.

Unaudited Interim Financial Information

The accompanying unaudited financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”). The accompanying year-end balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2019, and the results of its operations for the three months ended March 31, 2019 and 2018 and its cash flows for the three months ended March 31, 2019 and 2018, respectively. The results for the three months ended March 31, 2019 are not necessarily indicative of results to be expected for the year ending December 31, 2019, any other interim periods or any future year or period.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. As of March 31, 2019, cash equivalents were comprised of money market funds.

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

Property and Equipment

Equipment consists of computers and related equipment and furniture that are stated at cost and depreciated using the straight-line method over estimated useful life of 5 years. Leasehold improvements are being amortized over the shorter of the life of the lease or the asset.

The Company follows the guidance provided by the Financial Accounting Standards Board (“FASB”) ASC Topic 360‑10, Property, Plant, and Equipment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated. Impairment charges are recognized at the amount by which the carrying amount of an asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Since its inception, the Company has not recognized any impairment or disposition of long lived assets.

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and operating lease liabilities in our balance sheet.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As our lease did not provide an implicit rate, we used an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Renewal options were not included in our calculation of the related asset and liability. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

The Company adopted FASB ASU 2018-07 as of January 1, 2019 which allows non-employee options to be expensed using the adoption date fair value. This is expected to reduce the volatility of stock based compensation in future periods. Historically, such options were re-measured at each valuation date.

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

Net Loss per Share

The Company computes basic net loss per share by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The potential dilutive securities included outstanding options (for both employees and non-employees) for the three months ended March 31, 2019 and 2018. Such securities have not been included in the loss per share calculation since their impact would be anti-dilutive. There were 2,682,545 and 2,525,811 shares of options that were excluded from the calculation of the loss per share for the three months ended March 31, 2019 and 2018, respectively.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016‑02 Lease Accounting Topic 842. This ASU requires the Company to record all leases longer than one year on its balance sheet. Under the new guidance, when the Company records leases on its balance sheet it will record a liability with a value equal to the present value of payments it will make over the life of the lease and an asset representing the underlying leased asset. The new accounting guidance requires the Company to determine if its leases are operating or financing leases, similar to current accounting guidance. The Company will record expense for operating type leases on a straight-line basis as an operating expense and it will record expense for finance type leases as interest expense. The new lease standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The Company adopted the new standard in January 2019 and recorded a ROU asset and related liability in the amount of $1,308 on commencement of a new office lease.

Note 5. Transactions with BioXcel

The Company has entered into an asset contribution agreement, effective June 30, 2017, with BioXcel, as amended and restated on November 7, 2017, or the Contribution Agreement, pursuant to which BioXcel agreed to contribute BioXcel’s rights, title and interest in BXCL501, BXCL701, BXCL502 and BXCL702, and all of the assets and liabilities associated in consideration for (i) 9,480,000 shares of our common stock, (ii) $1,000 upon completion of an initial public offering, (iii) $500 upon the later of the 12 month anniversary of an initial public offering and the first dosing of a patient in the bridging bioavailability/ bioequivalence study for the BXCL501 program, (iv) $500 upon the later of the 12 month anniversary of an initial public offering and the first dosing of a patient in the Phase 2 PoC open label monotherapy or combination trial with Keytruda for the BXCL701 program and (v) a one-time payment of $5,000 within 60 days after the achievement of $50,000 in cumulative net sales of any product or combination of products resulting from the development and commercialization of any one of the Candidates or a product derived therefrom. With the completion of the Company’s IPO in March 2018, $1,000 was charged to Research and Development costs in connection with (ii)

above and was paid on April 5, 2018. The Company also paid $500 to BioXcel in connection with (iii) above in April 2019.

We entered into a separation and shared services agreement with BioXcel that took effect on June 30, 2017, as amended and restated on November 7, 2017, the (“Services Agreement”), pursuant to which BioXcel will allow us to continue to use the office space, equipment, services and leased employees based on the agreed upon terms and conditions for a payment of defined monthly and/or hourly fees. The parties have agreed that the services and office space provided under the Services Agreement shall decrease over time until the 12-month anniversary of the date of the Services Agreement. The office space and equipment portion of the Services Agreement ended effectively on April 30, 2018 when the Company moved to new office space to accommodate additional personnel that had been hired.  Services to be provided by BioXcel through its subsidiary in India, were originally expected to decrease through June 30, 2019 provided such dates may be extended upon mutual agreement between the parties.  The parties are currently discussing extending the term of these services provided however no definitive agreement has been agreed upon as of the date hereof.  There can be no assurance that the parties will agree to any extension to the Services Agreement in the future.

On or before December 31, 2019, the Company will have the option to enter into a collaborative services agreement with BioXcel pursuant to which BioXcel shall perform product identification and related services for us utilizing EvolverAI. We have agreed that this agreement will be negotiated in good faith and that such agreement will incorporate reasonable market-based terms, including consideration for BioXcel reflecting a low, single-digit royalty on net sales and reasonable development and commercialization milestone payments, provided that (i) development milestones shall not exceed $10,000 in the aggregate and not be payable prior to proof of concept in humans and (ii) commercialization milestones shall be based on reaching annual net sales levels, be limited to 3% of the applicable net sales level, and not exceed $30,000 in the aggregate. BioXcel shall continue to make such product identification and related services available to us for at least five years from June 30, 2017.  The parties are currently discussing extending the product identification and related services that BioXcel would provide however no definitive agreement has been agreed upon as of the date hereof.  There can be no assurance that the parties will agree to any extension to the collaborative services agreement in the future.

In connection with the Services Agreement, BioXcel had agreed to provide the Company a line of credit, which was capped at $1,000, or the Total Funding Amount, pursuant to the terms of a grid note, the (“Grid Note”). The Grid Note was payable upon the earlier of (i) the completion of an initial public offering and (ii) December 31, 2018, together with interest on the unpaid balance of each advance made under the Grid Note, which would accrue at a rate per annum equal to the applicable federal rate for short-term loans as of the date hereof, in each case calculated based on a 365‑day year and actual days elapsed. As of December 31, 2017, the Company had drawn down $371 under the Grid Note.

All amounts due to BioXcel under the line of credit, the Grid Note, and for expenses paid on the Company’s behalf were paid following the completion of the Company’s IPO on March 20, 2018.

Note 6. Property & Equipment

Property and Equipment, net consisted of the following

	March 31,	December 31,
	2019	2018
	Unaudited
Computers and related equipment	$196	$169
Furniture	162	4
Leasehold improvements	587	172
	945	345
Accumulated depreciation	(40)	(18)
	$905	$327

Note 7. Commitments and Contingencies

Master Service Agreements

The Company has entered into a Master Services Agreement (“MSA”) with a Contract Research Organization (“CRO”) for strategic planning, expert consultation, clinical trial services, statistical programming and analysis, data processing, data management, regulatory, clerical, project management, medical device services, and other research and development services as set forth in specific work orders. This agreement is for a period of five (5) years.

Excluding the CRO’s property, all improvements, inventions, processes, techniques, work product, know-how, data and information generated, conceived, reduced to practice or derived under the MSA by the CRO or its personnel and subcontractors, shall be and remain the exclusive property of the Company, and any inventions that may evolve from the foregoing shall belong to the Company.

The Company entered into a series of cancellable work orders to support its clinical trial activities, related to the first of the Company’s BXCL 701 clinical trials. This clinical trial is expected to aggregate approximately $8,000 and is anticipated to take place over the next two years. During the first quarter of 2019 the company has incurred $810 of costs associated with the CRO for this trial.  To date, the Company has incurred $2,512 in costs for the work surrounding this trial

In the first quarter of 2019 the Company entered into a second series of cancellable work orders to support a second clinical trial related the Company’s BXCL 701 product candidate.  This clinical trial is expected to aggregate approximate approximately $6,000 and it is anticipated to take place over the next three years.  Approximately one half of this cost is to be reimbursed by a partner.  The Company has incurred $584 of costs in connection with this trial and has also recorded a related receivable of $291.

In addition, an MSA was signed with a second CRO during the first quarter of 2019 to include strategic planning, expert consultation, regulatory activities, data interpretation, NDA services, and research and development services, including clinical, data management, statistical and medical writing activities.

Note 8. Accrued Expenses and Other Current Liabilities

Accrued expenses consist of the following:

	March 31, 2019	December 31, 2018

Drugs and clinical trial expenses	$2,524	$1,887
Accrued salaries, benefits and travel related costs	447	774
Professional and consultant fees	301	181
Legal expenses	60	105
Other administrative accruals	16	109
	$3,348	$3,056

Other current liabilities includes $156 for the current portion of Operating lease liabilities and $783 for the financing of insurance premiums.

Note 9. Stockholders’ Equity (Deficit)

Authorized Capital

The Company is authorized to issue up to 10,000,000 preferred shares with a par value of $0.001 per share. No preferred shares are issued and outstanding.

The Company is authorized to issue up to 50,000,000 shares of common stock with a par value of $0.001 per share. The Company had 15,665,802 shares of common stock outstanding as of March 31, 2019.

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

As of March 31, 2019, there were 3,442,313 shares of the Company’s common stock authorized for issuance under the 2017 Stock Plan. Options granted under the 2017 Stock Plan have a term of ten years with vesting terms determined by the board of directors, which is generally four years.

The fair value of options granted during the three months ended March 31, 2019 was estimated using the Black-Scholes option-pricing model with the following assumptions.

Employees

	For the
	Three Months Ended
	March 31, 2019
Exercise price per share	$7.91	-	$10.33
Expected stock price volatility	79.12%	-	79.38%
Risk-free rate of interest	2.44%	-	2.53%
Fair value of grants per share	$5.31	-	$7.54
Expected Term (years)	5.5	-	7.0

Non-Employees

The Company did not grant options to non-employees for the three months ended March 31, 2019.

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

The following table summarizes information about stock option activity under the 2017 Stock Plan for the three months ended March 31, 2019 (in thousands, except share and per share data):

Employee Options

				Weighted Average
	Number	Weighted Average	Total	Remaining
	of	Exercise	Intrinsic	Contractual
	Shares	Price per Share	Value	Life (in years)
Outstanding as of January 1, 2019	2,306,256	$2.36	$6,182	8.8
Employee options granted	70,000	$9.27	$57	10.0
Outstanding as of March 31, 2019	2,376,256	$2.56	$17,679	8.6

Options vested and exercisable as of March 31, 2019	1,588,939	$0.80	$14,466	8.4

Non-employee Options

				Weighted Average
	Number	Weighted Average	Total	Remaining
	of	Exercise	Intrinsic	Contractual
	Shares	Price per Share	Value	Life (in years)
Outstanding as of January 1, 2019	437,897	$2.16	$1,229	8.8
Non-employee options exercised	(2,581)	$0.41	$-	-
Outstanding as of March 31, 2019	435,316	$2.17	$3,404	8.6

Options vested and exercisable as of March 31, 2019	154,791	$1.30	$1,338	8.5

The Company granted 70,000 options to purchase shares of common stock during the three months ended March 31, 2019. There were 630,741 shares available for grant as of March 31, 2019.

The Company recognized stock-based compensation expense under the 2017 Stock Plan of $659 and $1,196 for the three months ended March 31, 2019 and 2018.

The total grant-date fair value of options was $454 and $0 for employees and non-employees, respectively, for the three months ended March 31, 2019.

Unrecognized compensation expense related to unvested awards as of March 31, 2019 was $3,301 for employees and $527 for non-employees and will be recognized over the remaining vesting periods of the underlying awards. The weighted-average period over which such compensation is expected to be recognized is 1.6 years for employees and 1.0 years for non-employees.

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

Share based compensation expense (income), net of forfeitures, recognized by the Company in its statements of operations related to BioXcel equity awards totaled approximately $23 and $123 for the three months ended March 31, 2019 and 2018, respectively.

Total share based compensation charges were approximately $682 and $1,319 for the three months ended March 31, 2019 and 2018, respectively.

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

As a result of the Company’s cumulative losses, management has concluded that a full valuation allowance against the Company’s net deferred tax assets is appropriate. No income tax liabilities existed as of March 31, 2019 and December 31, 2018 due to the Company’s continuing operating losses.

Note 12. Leases

The Company entered into an agreement to lease approximately 11,040 square feet of space on the 12th floor of the building located at 555 Long Wharf Drive, New Haven, Connecticut that commenced February 22, 2019 (the “Commencement Date”). The premises were occupied in March 2019.

The term of the 12th floor lease continues from the commencement date through the last day of the calendar month immediately following the seventh (7th) anniversary of the commencement date.

The Company’s improvement costs were approximately $587 and are being amortized over the life of the lease.

Maturities of the operating lease liability are as follows:

Year ending December 31,	Amount
2019 (excluding the three months ended March 31, 2019)	$153
2020	208
2021	196
2022	219
2023	225
Thereafter	506
Total lease payments	1,507
Less imputed interest	(198)
Total lease liability	1,309
Less current portion	(156)
Operating lease liability	$1,153

The current portion of our operating lease liability of $156 as of March 31, 2019 is included in other current liabilities on the balance sheet.

The Company recorded amortization charges and interest expense of $16 and $4, respectively related to its operating lease right-of-use asset for the three months ended March 31, 2019.

The Company has an option to renew the lease for one additional five-year term at 95% of the then prevailing market rates but not less than the rental rate at the end of the initial lease term.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Quarterly Report and the audited financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2018. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

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

During the first quarter of 2019, we continued to advance the development of our two lead clinical programs, BXCL501, a proprietary sublingual thin film formulation of dexmedetomidine (Dex), and BXCL701, an orally-available systemic innate-immune activator.

As of May 5, 2019, our patent portfolio included three Patent Cooperation Treaty applications, two U.S. utility applications, seventeen U.S. provisional applications and sixteen foreign applications.

BXCL501 - Neuroscience Program

In late 2018, we initiated our first-in-human pharmacokinetic (bioavailability) and safety study for the sublingual thin film formulation of Dex. During the first quarter the study dosed multiple cohorts with approximately 40 patients having received the drug at various dosing strengths.

This Phase 1 study is a placebo-controlled, single dose, dose-escalation study of BXCL501 is expected to enroll up to 45 healthy adult volunteers across various dosing groups. The primary endpoints are pharmacokinetics and safety, with secondary endpoints including assessment of pharmacodynamics (PD) and the relationship between BXCL501 concentrations and PD endpoints. The Company expects to report top-line data from the study in May 2019. Building on the outcome of the healthy human volunteer study, we plan to launch a trial exploring the safety and efficacy in schizophrenic patients, which we intend to initiate over the next several months. These studies could potentially lead to the start of a registration trial in the second half of 2019.

BXCL701 - Immuno-Oncology Program

The Company continues to investigate the therapeutic rationale for combining BXCL 701 with various agents.  In April 2019 we presented promising preclinical data demonstrating the potential for combining BXCL701, the Company’s oral immunomodulator, and an OX40 agonist antibody as a possible combination therapy for certain solid tumors.

Results from this preclinical study demonstrate that BXCL701, a dipeptidyl peptidase (DPP) and fibroblast activation protein (FAP) inhibitor, in combination with an anti-OX40 antibody results in synergistic anti-cancer activity and a statistically significant improvement in median survival compared to vehicle, as well as BXCL701 or the OX40 agonist alone. This data supports the Company’s belief that the combination of BXCL701 and an OX40 agonist represents a new potential treatment approach against multiple cancer types and provides rationale for a clinical efficacy study of the combination therapy. There are currently multiple OX40 agonists in various stages of clinical development.

On March 4, 2019 we announced the addition of Merck KGaA, Darmstadt, Germany, which operates its biopharmaceutical business as EMD Serono in the USA and Canada, and Pfizer Inc. to the previously announced Nektar clinical agreement. This trial is designed to evaluate a novel triple combination therapy in pancreatic cancer. The collaboration includes avelumab, BXCL701 and NKTR-214 as a potential combination therapy for pancreatic cancer. Avelumab is a human anti-programmed death ligand (PD-L1) co-developed and co-commercialized by Merck KGaA Darmstadt, Germany and Pfizer. A successful pre-IND meeting was held with the FDA during the first quarter of 2019 allowing the Company to finalize the study’s protocol and begin site selection. Subsequent to this meeting, an IND was filed with the U.S. Food and Drug Administration.

This first-in-human Phase 1b / 2 combination trial of BXCL701 and pembrolizumab (Keytruda®) was initiated during the fourth quarter of 2018. Several clinical sites have been activated, patients are being evaluated and the first patient is expected to be enrolled shortly. We plan to enroll up to forty patients at multiple clinical sites.

The goal of this single arm, Simon 2-stage open label study is to examine the safety, pharmacokinetics and anti-tumor activity of BXCL701 and pembrolizumab combination in tNEPC patients with the efficacy endpoint of objective response rate. Data readouts are expected throughout the second half 2019.

The Company’s third BXCL701 clinical trial expected in 2019 is a mechanistic study using BXCL701 in a treatment naïve population that is designed to evaluate the drug’s detailed mechanism of action in a clinical setting This study is expected to enroll up to 15 patients and we anticipate initiating this study at a leading medical center in the first half of 2019

Components of Our Results of Operations

Revenues

We have not recognized any revenue since inception.

Operating Costs and Expenses

Research and Development

Research and development expenses consist primarily of costs incurred for the research and development of our clinical and pre-clinical candidates, which includes payments to BioXcel, our Parent.

•	employee-related expenses, including salaries, benefits and stock-based compensation expense and travel expenses for employees engaged in research and development functions
•	expenses incurred under agreements with contract research organizations, or CROs, and sites that conduct our non-clinical studies and clinical trials
•	costs of outside consultants engaged in research and development activities, including their fees, stock-based compensation and travel expenses
•	the cost of acquiring, developing and manufacturing pre-clinical and clinical trial materials and lab supplies

•	depreciation and other expenses.

Our research and development costs by program for the three months ended March 31, 2019 and 2018 are as follows:

	2019	2018
BXCL 501	$2,558	$1,220
BXCL 701	2,276	865
BXCL 502	80	6
BXCL 702	83	8
Other research and development programs	173	158
Research and development support services	504	681
Total research and development expenses	$5,674	$2,938

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

Summary Results of Operations

	(Unaudited)
	Three months ended March 31,
(amounts in thousands, except percentage)	2019	2018	Change
Net sales	$—	$—	$—	—
Operating costs and expenses
Research and development	5,674	2,938	2,736	931%
General and administrative	1,745	1,348	397	295%
Total operating expenses	7,419	4,286	3,133	731%
Loss from operations	(7,419)	(4,286)	(3,133)	731%
Other income
Interest income, net	215	4	211	—
Net loss	$(7,204)	$(4,282)	$(2,922)	682%

Comparison of the Three Months Ended March 31, 2019 and 2018

Research and Development Expense

Research and development expenses for the three months ended March 31, 2019 were $5,674, compared to $2,938 for the three months ended March 31, 2018. The increase of $2,736 is attributable to the costs described in the table below:

	Three Months Ended
	March 31,
	2019	2018	Change
Salaries, bonus & related costs	$1,192	$321	$871
Non-cash stock-based compensation	453	718	(265)
Professional research & project related costs	483	111	372
Drug acquisition costs	500	1,000	(500)
Clinical trials expense	2,050	486	1,564
Chemical, manufacturing and controls cost ("CMC")	547	66	481
All other	449	236	213
Total research and development expenses	$5,674	$2,938	$2,736

Salaries, bonus and related costs increased due to increases in headcount and related benefits, payroll taxes, recruiting fees and associated travel costs.

Non-cash stock-based compensation has decreased due to the adoption of FASB ASU 2018-07 as of January 1, 2019 which allowed non-employee options to be expensed using the adoption date fair value. The adoption date value of the stock price was significantly lower than prior re-measurement dates. In addition, several large option grants became fully vested during the first quarter of 2018 thus there was no corresponding charge during the first quarter of 2019. These lower charges were offset in part by increases in expense relating to new hires beginning in the second quarter of 2018.

Drug acquisition costs are in accordance with the asset contribution agreement discussed in Note 5 to the financial statements included elsewhere in this Quarterly Report.

Professional research, project related costs, clinical trials expenses and CMC costs increased due to the acceleration of research and development activities.

General and Administrative Expense

General and administrative expenses for the three months ended March 31, 2019 were $1,745, compared to $1,348 for the three months March 31, 2018. The increase of $397 is attributable to the costs described in the table below:

	Three Months Ended
	March 31,
	2019	2018	Change
Salaries, bonus & related costs	$694	$376	$318
Non-cash stock-based compensation	229	601	(372)
Professional fees	401	275	126
Insurance	224	56	168
All other	197	40	157
Total general and administrative expenses	$1,745	$1,348	$397

Salaries, bonus and related costs increased due to increases in headcount and related benefits, payroll taxes, recruiting fees and travel related costs.

Non-cash stock-based compensation has decreased due to the adoption of FASB ASU 2018-07 as of January 1, 2019, which allowed non-employee options to be expensed using the adoption date fair value. The adoption date value of the stock price was significantly lower than prior re-measurement dates. In addition, several large option grants became fully vested during the first quarter of 2018 thus there was no corresponding charge during the first quarter of 2019. These lower charges were offset in part by increases in expenses relating to additional headcount beginning in the second quarter of 2018.

Professional fees increased due to expanding operations and operating as a public company. Higher legal, audit, investor relations, licensing and information technology costs were incurred during the current period.

Insurance costs increased primarily due to Director and Officer liability insurance.

Liquidity and Capital Resources

As of March 31, 2019, we had cash and cash equivalents of $36,296, working capital of $31,272 and stockholders’ equity of $32,368. Net cash used in operating activities was $6,458 and $1,012 for the three months ended March 31, 2019 and 2018.  We incurred losses of approximately $7,204 and $4,282 for the three months ended March 31, 2019 and 2018. We have not yet generated any revenues and we have not yet achieved profitability. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need to generate significant product revenues to achieve profitability.

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

We believe that our existing cash and cash equivalents as of March 31, 2019, and a review of projected project timing, will enable us to fund our operating expenses and capital expenditure requirements for at least one year from the date of this Quarterly Report on Form 10-Q. Our current cash and cash equivalents will be used primarily to fund our ongoing research and development efforts over the coming months. We will be required to expend significant funds in order to advance the development of BXCL501, BXCL701 and our other product candidates. In addition, while we may seek one or more collaborators for future development of our current product candidate or any future product candidates that we may develop for one or more indications, we may not be able to enter into a collaboration for any of our product candidates for such indications on suitable terms, on a timely basis or at all. In any event, the net proceeds of our IPO and our existing cash and cash equivalents will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of our product candidates or our other preclinical programs. Our estimate as to how long we expect our existing cash to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Further financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy and we may be forced to curtail or cease operations.

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

Cash Flows

	Three Months Ended March 31,
(in thousands)	2019	2018
Cash provided by (used in) in thousands:
Operating activities	$(5,670)	$(1,012)
Investing activities	(600)	—
Financing activities	1	55,590

Operating Activities

For the three months ended March  31, 2019, net cash used in operating activities was approximately $5,670 which consisted of a net loss of $7,204 partially offset by $682 in stock-based compensation, $500 of asset contribution costs and $37 of depreciation.  Reductions in accounts payable and accrued expenses of $1,603 were offset in part by increases in prepaid expenses (primarily for insurance premiums) and other assets of $1,292.

For the three months ended March 31, 2018, net cash used in operating activities was approximately $1,012, which consisted of a net loss of $4,282 partially offset by $1,319 in stock-based compensation and $1,000 of asset contribution costs. Increases in accounts payable, reductions in prepaid expense and depreciation accounted for the remainder.

Investing Activities

Expenditures for property and equipment aggregated $600 for the three months ended March 31, 2019. Construction costs of $415 were incurred related to occupancy at our new office site. Purchases of furniture and computer equipment accounted for the remainder of the increase.

Financing Activities

Net cash provided by financing activities was not material for the three months ended March  31, 2019.

Net cash provided by financing activities was approximately $55,590 for the three months ended March  31, 2018 which was mainly attributable to the proceeds from issuance of common stock in our IPO and other private placements offset in part by repayment of loans to our Parent.

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

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have  any off-balance sheet arrangements as defined under SEC rules.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States.  We exercise considerable judgment with respect to establishing sound accounting policies and in making estimates and assumptions that affect the reported amounts of our assets and liabilities, our recognition of revenues and expenses, and disclosure of commitments and contingencies at the date of the financial statements.

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

Our significant accounting policies are described in Note 4to the financials included elsewhere in this Quarterly Report. As of March 31, 2019, there have been no material changes to any of the critical accounting policies contained therein.

Recent Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is set forth in Note 4 to the financial statements included elsewhere in this Quarterly Report.

Quantitative and Qualitative Disclosure About Market Risk

Our balance sheet as of March 31, 2019 includes cash and cash equivalents of $36,296. We do not participate in any foreign currency hedging activities and we do not have any other derivative financial instruments. We did not recognize any significant exchange rate losses during the three months ended March 31, 2019 and 2018, respectively.

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

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the “Securities Act”, for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The market risk inherent in our financial instruments and in our financial position has historically been the potential loss arising from adverse changes in interest rates. As of March 31, 2019 and December 31, 2018, we had cash of $36.3 million and $42.6 million, respectively. As of March 31, 2019, we held our cash in primarily in money market accounts and accordingly, the value of these accounts is subject to fluctuation in interest rates.

We do not engage in any hedging activities against changes in interest rates. We do not have any foreign currency or other derivative financial instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March  31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to litigation and claims arising in the ordinary course of business. We are not currently a party to any material legal proceedings, and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results, cash flows or financial condition.

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

Since our inception, we have incurred significant operating losses. Our net loss was $7.2 million and $4.3 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, we had stockholders’ equity of $32.4 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. None of our product candidates have been approved for marketing in the United States, or in any other jurisdiction, and may never receive such approval. It could be several years, if ever, before we have a commercialized product that generates significant revenues. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

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

We expect that our current cash and cash equivalents will be used primarily to fund our ongoing research and development efforts over the coming months. We will be required to expend significant funds in order to advance the development of BXCL501, BXCL701 and our other product candidates. In addition, while we may seek one or more collaborators for future development of our current product candidate or any future product candidates that we may develop for one or more indications, we may not be able to enter into a collaboration for any of our product candidates for such indications on suitable terms, on a timely basis or at all. In any event, the net proceeds of our IPO and our existing cash will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of our product candidates or our other preclinical programs. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Further financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

We believe that our cash and cash equivalents as of March 31, 2019,  and a review of projected project timing, will enable us to fund our operating expenses and capital expenditure requirements for at least one year from the date of this Quarterly Report on Form 10-Q. Our estimate as to how long we expect our existing cash to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. While Article 50 of the Lisbon Treaty was invoked by the United Kingdom on March 29, 2017, substantial uncertainty remains regarding the outcome of the negotiations, as well as the scope and duration of a transitionary period, if any, following the expiration of the Article 50 period on October 31, 2019 . Since a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, the referendum could materially impact the regulatory regime with respect to the approval of our product candidates in the United Kingdom or the European Union. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.

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

We expect to rely heavily on orphan drug exclusivity for our product candidates. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity. Orphan drug exclusivity in the United States provides that the FDA may not approve any other applications, including a full NDA, to market the same drug for the same indication for seven years, except in limited circumstances the applicable exclusivity period is ten years in Europe. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Although we have received orphan designation for BXCL701 for the treatment of pancreatic cancer, BXCL701 has not yet filed for orphan designation for the treatment of tNEPC.

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

Biopharmaceutical product development is highly competitive and subject to rapid and significant technological advancements. Our success is highly dependent upon our ability to in-license, acquire, develop and obtain regulatory approval for new and innovative products on a cost-effective basis and to market them successfully. In doing so, we face and will continue to face intense competition from a variety of businesses, including large, fully integrated, well-

established pharmaceutical companies who already possess a large share of the market, specialty pharmaceutical and biopharmaceutical companies, academic institutions, government agencies and other private and public research institutions in the United States, the European Union and other jurisdictions.

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

As of March 31, 2019, BioXcel owns approximately 60.5% of the economic interest and voting power of our outstanding common stock. As long as BioXcel beneficially controls a majority of the voting power of our outstanding common stock, it will generally be able to determine the outcome of all corporate actions requiring stockholder approval, including the election and removal of directors. Even if BioXcel were to control less than a majority of the voting power of our outstanding common stock, it may influence the outcome of such corporate actions so long as it owns a significant portion of our common stock. If BioXcel continues to hold its shares of our common stock, it could remain our controlling stockholder for an extended period of time or indefinitely.

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

The ownership by our executive officers and our directors of shares of BioXcel common stock, options to purchase shares of BioXcel common stock, or other equity awards of BioXcel may create, or may create the appearance of, conflicts of interest. Our Chief Executive Officer continues to serve in the same respective roles at BioXcel. Two of our four directors currently serve on both our board of directors and the board of directors of BioXcel. Because of the current positions of our executive officer and our directors with BioXcel, they own shares of BioXcel common stock, options to purchase shares of BioXcel common stock or other equity awards of BioXcel. As of March 31, 2019, our Chief Executive Officer, Vimal Mehta, Ph.D. and one of our directors, Krishnan Nandabalan, Ph.D., each owned approximately 42% of outstanding BioXcel voting stock. Ownership by our executive officers and directors of common stock or options to purchase common stock of BioXcel, or any other equity awards, creates, or, may create the appearance of, conflicts of interest when these individuals are faced with decisions that could have different implications for BioXcel than the decisions have for us, including decisions that relate to our Services Agreement, Contribution Agreement, as well as potential agreements relating to future product candidates and AI-related services or collaborations. In connection with the Separation, our chief executive officer has agreed to recuse himself with respect to voting on any matter coming before either BioXcel’s or our board of directors related to our relationship with BioXcel, although he will still be permitted to participate in discussions and negotiations. Any perceived conflicts of interest resulting from investors questioning the independence of our management or the integrity of corporate governance procedures may materially affect our stock price.

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

As of March 31, 2019, we employed a total of nineteen full-time employees. In addition, we have access to certain of BioXcel’s employees and resources through the various agreements we have entered into with BioXcel. Our current internal departments include finance, research and development and administration. We have been expanding our management team to include an operation ramp up of additional technical staff required to achieve our business objectives. We will need to continue to expand our managerial, operational, technical and scientific, financial and other resources in order to manage our operations and clinical trials, establish independent manufacturing, continue our research and development activities, and commercialize our product candidate. Our management and scientific personnel, systems and facilities currently in place may not be adequate to support our future growth.

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

As of March 31, 2019,  our directors, executive officers and principal stockholders, and their respective affiliates, beneficially owned approximately 61% of our outstanding shares of common stock. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

We are an “emerging growth company” and a “smaller reporting company and are able to avail ourselves of reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies, which could make our common stock less attractive to investors.

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

We are also a smaller reporting company, and we will remain a smaller reporting company until the fiscal year following the determination that our voting and non-voting common stock held by non-affiliates is more than $250 million measured on the last business day of our second fiscal quarter, or our annual revenues are more than $100 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is more than $700 million measured on the last business day of our second fiscal quarter. Similar to emerging growth companies, smaller reporting companies are able to provide simplified executive compensation disclosure, are exempt from the auditor attestation requirements of Section 404, and have certain other reduced disclosure obligations, including, among other things, being required to provide only two years of audited financial statements and not being required to provide selected financial data, supplemental financial information or risk factors.

We have elected to take advantage of certain of the reduced reporting obligations. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be reduced or more volatile.

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

If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to accounting controls and procedures in the future, or, if we discover material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult. Our management determined that our disclosure controls and procedures and internal controls were ineffective as of December 31, 2017 and 2016 and if they continue to be ineffective could result in material misstatements in our financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-38410	3.1	3/13/2018

3.2	Amended and Restated Bylaws.	8-K	001-38410	3.2	3/13/2018

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BioXcel Therapeutics, Inc.

Dated: May 7, 2019	By:
/s/ Vimal Mehta
Vimal Mehta
Chief Executive Officer
(Principal Executive Officer)

Dated: May 7, 2019	By:
/s/ Richard Steinhart
Richard Steinhart, Chief Financial Officer
(Principal Financial Officer)