Form 10-Q
period 2019-06-30
BioXcel Therapeutics, Inc.
filed 2019-08-06
CIK 1720893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-38410

BioXcel Therapeutics, Inc.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding at July 31, 2019 was 15,731,395.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or this “Quarterly Report,” contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	our plans relating to clinical trials for BXCL501, BXCL701 and our other product candidates;
•	our plans for 505(b)(2) regulatory path approval;
•	our plans to research, develop and commercialize our current and future product candidates;
•	our plans to seek to enter into collaborations for the development and commercialization of certain product candidates;
•	the potential benefits of any future collaboration;
•	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;
•	the rate and degree of market acceptance and clinical utility of any products for which we receive marketing approval;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our intellectual property position and strategy;
•	our estimates regarding expenses, future revenue, capital requirements and need for additional financing;
•	developments relating to our competitors and our industry;
•	the impact of government laws and regulations; and
•	risks associated with our relationship with BioXcel Corporation (“BioXcel or “Parent”).

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

As used in this Quarterly Report on Form 10-Q, unless otherwise specified or the context otherwise requires, the terms “we,” “our,” “us,” the “Company” or “BTI” refer to BioXcel Therapeutics, Inc. and its subsidiaries, and “BioXcel” or “Parent” refer to BioXcel Corporation, the Company’s parent.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

BIOXCEL THERAPEUTICS, INC.

BALANCE SHEETS

(amounts in thousands, except share and per share data)

	June 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$29,965	$42,565
Prepaid expenses and other current assets	1,500	491
Due from Parent	46	115
Total current assets	31,511	43,171
Deferred offering costs	378	—
Property and equipment, net	1,092	327
Operating lease right-of-use asset	1,246	—
Other assets	51	51
Total assets	$34,278	$43,549

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,979	$1,604
Accrued expenses	3,371	3,056
Other current liabilities	659	—
Total current liabilities	8,009	4,660

Operating lease liability	1,112	—

Total liabilities	9,121	4,660

Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized; 15,687,546 and 15,663,221 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	16	16
Additional paid-in-capital	64,536	62,593
Accumulated deficit	(39,395)	(23,720)
Total stockholders' equity	25,157	38,889
Total liabilities and stockholders' equity	$34,278	$43,549

The accompanying notes are an integral part of these financial statements.

BIOXCEL THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$—	$—	$—	$—

Operating costs and expenses
Research and development	6,506	1,781	12,180	4,719
General and administrative	2,129	1,463	3,874	2,811
Total operating expenses	8,635	3,244	16,054	7,530
Loss from operations	(8,635)	(3,244)	(16,054)	(7,530)
Other income
Dividend and interest income, net	164	218	379	222
Net loss	$(8,471)	$(3,026)	$(15,675)	$(7,308)

Net loss per share attributable to common stockholders basic and diluted	$(0.54)	$(0.19)	$(1.00)	$(0.54)

Weighted average shares outstanding - basic and diluted	15,668,588	15,645,545	15,666,190	13,507,770

The accompanying notes are an integral part of these financial statements.

BIOXCEL THERAPEUTICS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY / DEFICIT

(amounts in thousands, except shares)

(unaudited)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2017	9,907,548	$10	$3,458	$(4,450)	$(982)
Issuance of common shares	283,452	1	1,949	—	1,950
Issuance of common shares, upon completion of Initial Public Offering, net of issuance costs of $5,898	5,454,545	5	54,097	—	54,102
Stock-based compensation	—	—	1,319	—	1,319
Net loss	—	—	—	(4,282)	(4,282)
Balance as of March 31, 2018	15,645,545	$16	$60,823	$(8,732)	$52,107

Stock-based compensation	—	—	740	—	740
Net loss	—	—	—	(3,026)	(3,026)
Balance as of June 30, 2018	15,645,545	$16	$61,563	$(11,758)	$49,821

Balance as of December 31, 2018	15,663,221	$16	$62,593	$(23,720)	$38,889
Stock-based compensation	—	—	682	—	682
Exercise of stock options	2,581	—	1	—	1
Net loss	—	—	—	(7,204)	(7,204)
Balance as of March 31, 2019	15,665,802	$16	$63,276	$(30,924)	$32,368

Issuance of common shares, net of issuance costs of $11	21,744	—	230	—	230
Stock-based compensation	—	—	1,030	—	1,030
Net loss	—	—	—	(8,471)	(8,471)
Balance as of June 30, 2019	15,687,546	$16	$64,536	$(39,395)	$25,157

The accompanying notes are an integral part of these financial statements.

BIOXCEL THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six months ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,675)	$(7,308)
Reconciliation of net loss to net cash used in operating activities
Depreciation and amortization	122	2
Stock-based compensation expense	1,712	2,059
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,009)	(666)
Accounts payable, accrued expenses and other	3,153	(69)
Net cash used in operating activities	(11,697)	(5,982)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and leasehold improvements	(825)	(120)
Net cash used in investing activities	(825)	(120)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	230	56,512
Deferred offering costs	(378)	—
Exercise of options	1	—
Due to/from Parent	69	(577)
Note Payable — Parent	—	(371)
Net cash (used in) provided by financing activities	(78)	55,564

Net (decrease) increase in cash and cash equivalents	(12,600)	49,462

Cash and cash equivalents, beginning of the period	42,565	887
Cash and cash equivalents, end of the period	$29,965	$50,349

Supplemental cash flow information:
Interest paid	$29	$1

Supplemental disclosure of non-cash Financing Activity:
Deferred issuance costs, unpaid as of December 31, 2017	$—	$391
Deferred issuance costs reclassified to additional paid-in-capital upon completion of initial public offering.	$—	$461
Reclassification of net Parent Investment in the Company to accumulated deficit.	$—	$440

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

The unaudited financial information for the six months ended June 30, 2019 and 2018 is presented on the same basis as the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Certain reclassifications have been made to the prior year financial information to conform to the current period presentation. These reclassifications had no effect on the reported results of operations.

The Company’s primary activities have been the development of a clinical plan and pre-clinical research and development of two advanced programs: BXCL501, a sublingual thin film formulation of dexmedetomidine designed for acute treatment of agitation resulting from neurological and psychiatric disorders, and BXCL701, an immuno-oncology agent designed for treatment of a rare form of prostate cancer and for treatment of pancreatic cancer. These two programs and two emerging programs BXCL502 and BXCL702 (together, the “BTI Business”) have been contributed to the Company from the Parent pursuant to an asset contribution agreement, effective June 30, 2017, with BioXcel, as amended and restated on November 7, 2017 (the Contribution Agreement”).

Note 2. Initial Public Offering

On March 7, 2018, the Company’s registration statement on Form S‑1 relating to its initial public offering of its common stock (the “IPO”) was declared effective by the Securities and Exchange Commission (“SEC”). The IPO closed on March 12, 2018, and the Company issued and sold 5,454,545 shares of common stock at a public offering price of $11.00 per share. Gross proceeds totaled $60,000 and net proceeds totaled $54,102 after deducting underwriting discounts and commissions of $4,200 and other offering costs of approximately $1,698.

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

The Company’s financial statements are prepared using Generally Accepted Accounting Principles in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses and negative operating cash flows since inception. For the six months ended June 30, 2019, the Company recorded a net loss of approximately $15,675 and used approximately $11,697 of cash in operating activities. As of June 30, 2019, the Company had approximately $29,965 in cash and cash equivalents and working capital of approximately $23,502. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. The Company can give no assurances that any additional capital that it is able to obtain, if any, will be sufficient to meet its needs, or that any such capital will be obtained on acceptable terms. If the Company is unable to obtain adequate capital, it could be forced to cease operations or substantially curtail its activities. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should the Company be unable to continue as a going concern.

Management’s plan to continue as a going concern includes obtaining additional capital resources. Management’s plans to obtain such resources for the Company include obtaining capital from the sale of its equity securities, entering into strategic partnership arrangements and short-term borrowings from banks, stockholders or other related parties, if needed. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

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

Unaudited Interim Financial Information

The accompanying unaudited financial statements do not include all of the information and footnotes required by GAAP. The accompanying year-end balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2019, and the results of its operations for the three and six months ended June 30, 2019 and 2018 and its cash flows for the six months ended June 30, 2019 and 2018, respectively. The results for the six months ended June 30, 2019 are not necessarily indicative of results to be expected for the year ending December 31, 2019, any other interim periods or any future year or period.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. As of June 30, 2019, cash equivalents were comprised of money market funds.

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until the equity financing was consummated. After consummation of an equity financing, these costs were recorded in stockholders’ equity as a reduction of proceeds generated as a result of the offering.

As of December 31, 2017, the Company recorded deferred offering costs relating to its IPO of $461. The Company’s IPO was completed in March 2018, and these costs, as well as additional IPO costs including commissions of $4,200 and an additional $1,237 of other expenses incurred in 2018, were recorded as a reduction to stockholders’ equity.

As of June 30, 2019, the Company deferred offering costs related to its At-The-Market (“ATM”) program of $378. These costs are being amortized and charged to Additional paid-in-capital as shares are sold.

Property and Equipment

Equipment consists of computers and related equipment that are stated at cost and depreciated using the straight-line method over estimated useful life of 5 years. Furniture is being depreciated using the straight-line method over approximately 7 years. Leasehold improvements are being amortized over the shorter of the life of the lease or the asset.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation—Stock Compensation,” which requires the measurement and recognition of compensation expense based on estimated fair market values for all share-based awards made to employees and directors, including stock options. The Company’s stock-based compensation plan was adopted and became effective in August 2017. Prior to the Company adopting its stock-based compensation plan, the Parent granted stock options to its employees. As a result, related stock-based compensation expense has been allocated to the Company over the required service period over which these BioXcel stock option awards vest in the same manner that salary costs of employees have been allocated to the BTI Business in the carve-out process.

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

The Company adopted FASB ASU 2016-09,  Compensation – Stock Compensation as of January 1, 2018 and has elected to account for forfeitures as they occur, by reversing compensation cost when the award is forfeited.

The Company adopted FASB ASU 2018-07,  Improvements to Nonemployee Share-Based Payment Accounting as of January 1, 2019 which allows non-employee options to be expensed using the adoption date fair value. This is expected to reduce the volatility of stock based compensation in future periods. Prior to the adoption date, such options were re-measured at each valuation date.

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

Net Loss per Share

The Company computes basic net loss per share by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The potential dilutive securities included outstanding options (for both employees and non-employees) for the three and six months ended June 30, 2019 and 2018. Such securities have not been included in the loss per share calculation since their impact would be anti-dilutive. There were 2,922,434 and 2,840,310 shares of options that were excluded from the calculation of the loss per share for the three and six months ended June 30, 2019, respectively.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016‑02 Lease Accounting Topic 842. This ASU requires the Company to record all leases longer than one year on its balance sheet. Under the new guidance, when the Company records leases on its balance sheet, it will record a liability with a value equal to the present value of payments it will make over the life of the lease and an asset representing the underlying leased asset. The new accounting guidance requires the Company to determine if its leases are operating or financing leases, similar to current accounting guidance. The Company will record expense for operating type leases on a straight-line basis as an operating expense and it will record expense for finance type leases as interest expense. The new lease standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The Company adopted the new standard in January 2019 and recorded a ROU asset and related liability in the amount of $1,308 on commencement of a new office lease.

Note 5. Transactions with BioXcel

The Company has entered into the Contribution Agreement, pursuant to which BioXcel agreed to contribute BioXcel’s rights, title and interest in BXCL501, BXCL701, BXCL502 and BXCL702, and all of the assets and liabilities associated in consideration for (i) 9,480,000 shares of our common stock, (ii) $1,000 upon completion of an initial public offering, (iii) $500 upon the later of the 12 month anniversary of an initial public offering and the first dosing of a patient in the bridging bioavailability/ bioequivalence study for the BXCL501 program, (iv) $500 upon the later of the 12 month anniversary of an initial public offering and the first dosing of a patient in the Phase 2 Proof of Consent open label monotherapy or combination trial with Keytruda for the BXCL701 program and (v) a one-time payment of $5,000 within 60 days after the achievement of $50,000 in cumulative net sales of any product or combination of products resulting from the development and commercialization of any one of the Candidates or a product derived therefrom. With the completion of the Company’s IPO in March 2018, $1,000 was charged to Research and Development costs in connection with (ii) above and was paid on April 5, 2018. The Company paid $500 to BioXcel in connection with (iii) above in April 2019. In July 2019, the Company completed the first dosing of a patient in the combination trial with Keytruda, and as a result the Company also paid $500 to BioXcel in connection with (iv) above in July 2019.

We entered into a separation and shared services agreement with BioXcel that took effect on June 30, 2017, as amended and restated on November 7, 2017, (the “Services Agreement”), pursuant to which BioXcel will allow us to continue to use the office space, equipment, services and leased employees based on the agreed upon terms and conditions for a payment of defined monthly and/or hourly fees. The parties have agreed that the services and office space provided under the Services Agreement shall decrease over time until the 12-month anniversary of the date of the Services Agreement. The office space and equipment portion of the Services Agreement ended effectively on April 30, 2018 when the Company moved to new office space to accommodate additional personnel that had been hired.  Services to be provided by BioXcel through its subsidiary in India, were originally expected to decrease through June 30, 2019 provided such dates may be extended upon mutual agreement between the parties.  The parties are currently discussing extending the term of these services provided however no definitive agreement has been agreed upon as of the date hereof.  There can be no assurance that the parties will agree to any extension to the Services Agreement in the future.

On or before December 31, 2019, the Company expects to have the option to enter into a collaborative services agreement with BioXcel pursuant to which BioXcel shall perform product identification and related services for us utilizing EvolverAI. We have agreed that this agreement will be negotiated in good faith and that such agreement will incorporate reasonable market-based terms, including consideration for BioXcel reflecting a low, single-digit royalty on net sales and reasonable development and commercialization milestone payments, provided that (i) development milestones shall not exceed $10,000 in the aggregate and not be payable prior to proof of concept in humans and (ii) commercialization milestones shall be based on reaching annual net sales levels, be limited to 3% of the applicable net sales level, and not exceed $30,000 in the aggregate. BioXcel shall continue to make such product identification and related services available to us for at least five years from June 30, 2017pursuant to the Services Agreement.  The parties are currently discussing extending the product identification and related services that BioXcel would provide however no definitive agreement has been agreed upon as of the date hereof.  There can be no assurance that the parties will agree to any extension to the collaborative services agreement in the future.

In connection with the Services Agreement, BioXcel agreed to provide the Company a line of credit, which was capped at $1,000, or the Total Funding Amount, pursuant to the terms of a grid note, the (“Grid Note”). The Grid Note was payable upon the earlier of (i) the completion of an initial public offering and (ii) December 31, 2018, together with interest on the unpaid balance of each advance made under the Grid Note, which would accrue at a rate per annum equal to the applicable federal rate for short-term loans as of the date thereof, in each case calculated based on a 365‑day year and actual days elapsed.

All amounts due to BioXcel under the line of credit, the Grid Note, and for expenses paid on the Company’s behalf were paid following the completion of the Company’s IPO on March 20, 2018.

Note 6. Property & Equipment

Property and Equipment, net consisted of the following

	June 30,	December 31,
	2019	2018
	Unaudited
Computers and related equipment	$207	$169
Furniture	344	4
Leasehold improvements	619	172
	1,170	345
Accumulated depreciation	(78)	(18)
	$1,092	$327

Note 7. Commitments and Contingencies

Master Service Agreements

The Company has entered into a Master Services Agreement (“MSA”) with a Contract Research Organization (“CRO”), dated November 1, 2018 for strategic planning, expert consultation, clinical trial services, statistical programming and analysis, data processing, data management, regulatory, clerical, project management, medical device services, and other research and development services as set forth in specific work orders. This agreement is for a period of five (5) years.

Excluding the CRO’s property, all improvements, inventions, processes, techniques, work product, know-how, data and information generated, conceived, reduced to practice or derived under the MSA by the CRO or its personnel and subcontractors, shall be and remain the exclusive property of the Company, and any inventions that may evolve from the foregoing shall belong to the Company.

The Company entered into a series of cancellable work orders to support its clinical trial activities, related to the first of the Company’s BXCL 701 clinical trials. This clinical trial is expected to cost approximately $10,000 and is anticipated to take place over the next two years.  To date, the Company has incurred $1,410 in costs for the work surrounding this trial

In the first quarter of 2019 the Company entered into a second series of cancellable work orders to support a second clinical trial related the Company’s BXCL 701 product candidate.  This clinical trial is expected to aggregate approximate approximately $8,000 and it is anticipated to take place over the next three years.  Approximately one half of this cost is to be reimbursed by a partner.  The Company has incurred $843 of costs in connection with this trial and has also recorded a related receivable of $422.

In addition, an MSA was signed with a second CRO during the first quarter of 2019 to include strategic planning, expert consultation, regulatory activities, data interpretation, New Drug Application (“NDA”) services, and research and development services, including clinical, data management, statistical and medical writing activities.

Note 8. Accrued Expenses and Other Current Liabilities

Accrued expenses consist of the following:

	June 30, 2019	December 31, 2018

Drugs and clinical trial expenses	$2,131	$1,887
Accrued salaries, benefits and travel related costs	823	774
Professional and consultant fees	282	181
Legal expenses	130	105
Other administrative accruals	5	109
	$3,371	$3,056

Other current liabilities as of June 30, 2019 includes $158 for the current portion of Operating lease liabilities and $501 for the financing of insurance premiums.

Note 9. Stockholders’ Equity (Deficit)

Authorized Capital

The Company is authorized to issue up to 10,000,000 preferred shares with a par value of $0.001 per share. No preferred shares are issued and outstanding.

The Company is authorized to issue up to 50,000,000 shares of common stock with a par value of $0.001 per share. The Company had 15,687,546 shares of common stock outstanding as of June 30, 2019.

Description of Common Stock

Each share of common stock has the right to one vote. The holders of common stock are entitled to dividends when funds are legally available and when declared by the board of directors.

Common Stock Issuances

On March 7, 2018, the Company’s registration statement on Form S-1 relating to the Company’s IPO was declared effective by the SEC. The IPO closed on March 12, 2018, and the Company issued and sold 5,454,545 shares of common stock at a public offering price of $11.00 per share, for gross proceeds of $60,000 and net proceeds of $54,102 after deducting underwriting discounts and commissions of $4,200 and other offering costs of $1,698.

In January and February 2018, the Company issued 283,452 shares of common stock with an issuance price of $6.88 per share for gross and net proceeds of $1,950.

On May 20, 2019, the Company entered into an Open Market Sale Agreement (the “Sale Agreement”) with Jefferies LLC (“Jefferies”) pursuant to which the Company may offer and sell shares of its common stock, par value $0.001 per share (the “Common Stock”), having an initial offering price no greater than $20.0 million (the “Shares”), from time to time, through an “at the market offering” program under which Jefferies will act as sales agent.

Under the Sale Agreement, the Company will set the parameters for the sale of Shares, including the number of Shares to be issued, the time period during which sales are requested to be made, limitations on the number of Shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of the Sale Agreement, Jefferies may sell the Shares by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, including sales made directly on or through the Nasdaq Capital Market or any other existing trading market for the Common Stock. The Company has agreed to pay Jefferies a commission equal to 3.00% of the gross sales proceeds of any Shares sold through Jefferies under the Sale Agreement, and also has provided Jefferies with customary indemnification and contribution rights. The Sale Agreement may be terminated at any time by either party upon prior written notice to the other party.

Through June 30, 2019, the Company sold 21,744 shares under the Sale Agreement for proceeds of $230, net of issuance costs of $11. In July, 2019 the Company sold 43,849 additional shares for net proceeds of $467, net of issuance costs of $23.

Note 10. Stock-Based Compensation

Stock Options

The Company’s 2017 Stock Incentive Plan (the “2017 Stock Plan”) became effective in August 2017 and will expire in August 2027. Under the 2017 Stock Plan, the Company may grant incentive stock options, non-statutory stock options, restricted stock awards and other stock-based awards.

As of June 30, 2019, there were 3,442,313 shares of the Company’s common stock authorized for issuance under the 2017 Stock Plan. Options granted under the 2017 Stock Plan have a term of ten years with vesting terms determined by the board of directors, which is generally four years.

The fair value of options granted during the six months ended June 30, 2019 was estimated using the Black-Scholes option-pricing model with the following assumptions.

Employees

	For the
	Six Months Ended
	June 30, 2019
Exercise price per share	$7.91	-	$10.45
Expected stock price volatility	78.05%	-	79.38%
Risk-free rate of interest	2.11%	-	2.53%
Fair value of grants per share	$5.31	-	$7.61
Expected Term (years)	5.0	-	7.0

Non-Employees

Prior to the Company’s IPO, it did not have a history of market prices of its common stock and, as such, volatility was estimated using historical volatilities of similar public companies. The expected term of the employee awards is estimated based on the simplified method, which calculates the expected term based upon the midpoint of the term of the award and the vesting period. The Company uses the simplified method because it does not have sufficient option exercise data to provide a reasonable basis upon which to estimate the expected term. The expected term of non-employee awards represents the awards contractual term. The expected dividend yield is 0% as the Company has no history of paying dividends nor does management expect to pay dividends over the contractual terms of these options. The risk-free interest rates are based on the United States Treasury yield curve in effect at the time of grant, with maturities approximating the expected term of the stock options.

The following table summarizes information about stock option activity under the 2017 Stock Plan for the six months ended June 30, 2019 (in thousands, except share and per share data):

Employee Options

				Weighted Average
	Number	Weighted Average	Total	Remaining
	of	Exercise	Intrinsic	Contractual
	Shares	Price per Share	Value	Life (in years)
Outstanding as of January 1, 2019	2,306,256	$2.36	$6,182	8.8
Employee options granted	311,800	$9.89	$333	9.9
Outstanding as of June 30, 2019	2,618,056	$3.26	$20,174	8.5

Options vested and exercisable as of June 30, 2019	1,700,027	$1.26	$16,484,668	8.2

Non-employee Options

				Weighted Average
	Number	Weighted Average	Total	Remaining
	of	Exercise	Intrinsic	Contractual
	Shares	Price per Share	Value	Life (in years)
Outstanding as of January 1, 2019	437,897	$2.16	$1,229	8.8
Non-employee options granted	—	$—	$—	—
Non-employee options exercised	(2,581)	$0.41	$—	—
Outstanding as of June 30, 2019	435,316	$2.17	$3,828	8.3

Options vested and exercisable as of June 30, 2019	186,431	$2.02	$1,666	8.3

The Company granted 311,800 options to purchase shares of common stock during the six months ended June 30, 2019. There were 388,941 shares available for grant as of June 30, 2019.

The Company recognized stock-based compensation expense under the 2017 Stock Plan of $1,010 and $1,669 for the three and six months ended June 30, 2019, respectively. The Company recognized stock-based compensation expense under the 2017 Stock Plan of $669 and $1,860 for the three and six months ended June 30, 2018, respectively.

The total grant-date fair value of options was $2,097 and $0 for employees and non-employees, respectively, for the six months ended June 30, 2019.

Unrecognized compensation expense related to unvested awards as of June 30, 2019 was $4,943 for employees and $291 for non-employees and will be recognized over the remaining vesting periods of the underlying awards. The weighted-average period over which such compensation is expected to be recognized is 1.5 years for employees and 0.8 years for non-employees.

BioXcel Charges

BioXcel has granted stock options to its employees under its own Equity Incentive Plan (“BioXcel Plan”). Stock-based compensation expense from the BioXcel Plan is allocated to the Company over the period over which those stock option awards vest and are based on the percentage of time spent on Company activities compared to BioXcel activities, which is the same basis used for allocation of salary costs. The BioXcel stock option awards are valued at fair value on the date of grant and that fair value is recognized over the requisite service period. The estimated fair value of these BioXcel stock option awards was determined using the Black Scholes option pricing model on the date of grant. Significant judgment and estimates were used to estimate the fair value of these awards, as they are not publicly traded.

Share based compensation expense (income), net of forfeitures, recognized by the Company in its statements of operations related to BioXcel equity awards totaled approximately $20 and $76 for the three months ended June 30, 2019 and 2018, respectively and $43 and $199 for the six months ended June 30, 2019 and 2018, respectively.

Total share based compensation charges were approximately $1,030 and $741 for the three months ended June 30, 2019 and 2018, respectively and $1,712 and $2,060 for the six months ended June 30, 2019 and 2018, respectively.

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

As a result of the Company’s cumulative losses, management has concluded that a full valuation allowance against the Company’s net deferred tax assets is appropriate. No income tax liabilities existed as of June 30, 2019 and December 31, 2018 due to the Company’s continuing operating losses.

Note 12. Leases

The Company entered into an agreement to lease approximately 11,040 square feet of space on the 12th floor of the building located at 555 Long Wharf Drive, New Haven, Connecticut that commenced February 22, 2019 (the “Commencement Date”). The premises were occupied in March 2019.

The term of the 12th floor lease continues from the Commencement Date through the last day of the calendar month immediately following the seventh anniversary of the Commencement Date.

The Company’s improvement costs were approximately $619 and are being amortized over the life of the lease.

Maturities of the operating lease liability are as follows:

Year ending December 31,	Amount
2019 (excluding the six months ended June 30, 2019)	$102
2020	208
2021	196
2022	219
2023	225
Thereafter	506
Total lease payments	1,456
Less imputed interest	(186)
Total lease liability	1,270
Less current portion	(158)
Operating lease liability	$1,112

The current portion of the Company’s operating lease liability of $158 as of June 30, 2019 is included in other current liabilities on the balance sheet.

The Company recorded amortization charges and interest expense of $62 and $17, respectively related to its operating lease right-of-use asset for the six months ended June 30, 2019.

The Company has an option to renew the lease for one additional five-year term at 95% of the then-prevailing market rates but not less than the rental rate at the end of the initial lease term.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Quarterly Report and the audited financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2018. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, such as information with respect to our plans and strategy for our business and expectations related to the clinical development of our product candidates, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

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

We believe that this differentiated approach has the potential to reduce the cost and time of drug development in diseases with substantial unmet medical need. Our two most advanced clinical development programs are BXCL501, a  proprietary sublingual thin film formulation of the adrenergic receptor agonist dexmedetomidine, or Dex, for acute treatment of agitation resulting from neuropsychiatric disorders, and BXCL701, an orally available systemic innate-immune activator for treatment of an aggressive form of prostate cancer and pancreatic cancer.

During the second quarter of 2019, we continued to advance the development of our two lead clinical programs, BXCL501 and BXCL701.

As of August 5, 2019, our patent portfolio included 3 Patent Cooperation Treaty applications, 5 U.S. utility applications, 19 U.S. provisional applications, and 33 non-U.S. applications.

BXCL501 Neuroscience Program

On July 22, 2019, we announced positive top-line results from the adaptive Phase 1b, randomized, double-blind, placebo-controlled, multi-center, U.S trial, evaluating multiple doses of BXCL501 for acute treatment of agitation in 135 patients with schizophrenia. In the trial, a reduction in the PEC score (PANSS or the Positive and Negative Syndrome Scale, Excitatory Component) for agitation was observed with rapid calming without excessive sedation at two hours and at earlier time-points. The 80 mcg, 120 mcg and 180 mcg doses of BXCL501 showed reductions of PEC scores of -7.1, -9.2 and -10.8, respectively, compared to -4.5 for placebo at two hours. The results for these three doses were statistically significant in patients treated compared to placebo (80 mcg; p=0.0152), (120 mcg; p=0.0003), and (180 mcg; p<0.0001) with clinically meaningful, rapid and durable reductions in PEC score. We also observed clinically meaningful but not statistically significant reductions in PEC scores of -6.0 following 60 mcg at two hours (p=0.1227). We believe that these results suggest a predictable and dose-dependent response for BXCL501. In addition, results from secondary analyses showed statistically significant calming as measured by the ACES (Agitation-Calmness Evaluation Scale) at two hours compared to placebo following a single dose of 80 mcg (p=0.0156), 120 mcg (P=0.0005) and 180 mcg (P<0.0001). BXCL501 was well tolerated with no serious or severe adverse events across the entire dose range.

We are currently planning to meet with the FDA to obtain additional feedback on progressing to a Phase3 pivotal trial for agitation in schizophrenia and bipolar disorder. For this we anticipate enrolling approximately 600 to 700 patients (300-350 each in schizophrenia and bipolar disorder) across two pivotal trials, which are designed to measure reduction in PEC at two hours as the primary endpoint, as discussed with the U.S. Food and Drug Administration (“FDA”) and used in clinical trials of other approved agents.

We also expect to begin an adaptive phase 1b trial in agitated Alzheimer’s disease /dementia patients, in the fourth quarter of 2019.

Finally, we are establishing strategic development plans for BXCL501 as a treatment for acute agitation in hyperactive delirium and opioid withdrawal.

BXCL701 Immuno-Oncology Program

The Company currently has two on-going Phase 1b/2 clinical trials for BXCL 701.

We are currently enrolling patients in the U.S. in the double combination of BXCL701 and Keytruda® clinical trial for the treatment of emergent Neuroendocrine Prostate Cancer (“tNEPC”). We have treated multiple patients in the safety and escalation portion of the trial which will be followed by the two stage efficacy portion of the clinical program.

In June 2019, we announced that our Clinical Trial Application (CTA) was accepted by the U.K. Medicines and Healthcare products Regulatory Agency (“MHRA”) for the double combination trial of BXCL701 and Keytruda® in tNEPC patients. We expect to activate clinical sites, subject to approval from local U.K. authorities. This approval is the first step in our plan to expand our clinical trials globally.

Also, in June 2019, we reported that the FDA had cleared the IND application for the triple combination of BXCL701, bempegaldesleukin (produced by Nektar Therapeutics, Inc., or Nektar) and BAVENCIO® (avelumab, Merck KGaA, Darmstadt, Germany and Pfizer) in pancreatic cancer. We are proceeding with the safety escalation portion of the trial, followed by the two-stage efficacy portion.

We are pursuing a clinical proof of mechanism study (MoA) with BXCL701 in pancreatic cancer to characterize immune cell infiltration and activation and the circulating cytokines elicited to validate BXCL701’s mechanism of action.

Finally, we are continuing to explore additional indications for BXCL701 with synergistic combinations.

Components of Our Results of Operations

Revenues

We have not recognized any revenue since inception.

Operating Costs and Expenses

Research and Development

Research and development expenses consist primarily of costs incurred for the research and development of our clinical and pre-clinical candidates including:

•	employee-related expenses, including salaries, benefits and stock-based compensation expense and travel expenses for employees engaged in research and development functions
•	payments to our Parent pursuant to various agreements entered into with the Parent
•	expenses incurred under agreements with contract research organizations (“CROs”), and sites that conduct our non-clinical studies and clinical trials
•	costs of outside consultants engaged in research and development activities, including their fees, stock-based compensation and travel expenses
•	the cost of acquiring, developing and manufacturing pre-clinical and clinical trial materials and lab supplies
•	occupancy costs, depreciation and other expenses.

Our research and development costs by program for the six months ended June 30, 2019 and 2018 are as follows:

	2019	2018
BXCL 501	$7,771	$1,759
BXCL 701	2,749	1,295
BXCL 502	200	29
BXCL 702	201	35
Other research and development programs	374	246
Research and development support services	885	1,355
Total research and development expenses	$12,180	$4,719

Because of the numerous risks and uncertainties associated with product development, we cannot determine with certainty the duration and completion costs of these or other current or future clinical trials of BXCL501, BXCL701 or our other product candidates. However, our research and development costs have increased, and we expect will continue to increase, as we plan for and begin clinical trials for our current and future product candidates. We may never succeed in achieving regulatory approval for BXCL501, BXCL701 or any of our other product candidates. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including the uncertainties of future clinical and preclinical studies, uncertainties in clinical trial enrollment rate and significant and changing government regulation. In addition, the probability of success for each product candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability.

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

We expect that our general and administrative expenses will increase as our business grows and as a result of our operating as an independent entity and a public company. We also expect increased administrative costs, including payroll and related expenses, as we continue to increase our headcount to support the expected growth in our business, expand our operations and organizational capabilities  These increases will likely include increased costs for director and officer liability insurance, hiring additional personnel to support future market research and future product commercialization efforts and increased fees for outside consultants, attorneys and accountants. We also expect to incur increased costs to comply with corporate governance, internal controls, investor relations and disclosures and similar requirements applicable to public companies.

Summary Results of Operations

	(Unaudited)
	Three months ended June 30,				Six months ended June 30,
(amounts in thousands, except percentage)	2019	2018	Change		2019	2018	Change
Net sales	$—	$—	$—	—	$—	$—	$—	—
Operating costs and expenses
Research and development	6,506	1,781	4,725	265%	12,180	4,719	7,461	158%
General and administrative	2,129	1,463	666	46%	3,874	2,811	1,063	38%
Total operating expenses	8,635	3,244	5,391	166%	16,054	7,530	8,524	113%
Loss from operations	(8,635)	(3,244)	(5,391)	166%	(16,054)	(7,530)	(8,524)	113%
Other income
Interest income, net	164	218	(54)	(25)%	379	222	157	71%
Net loss	$(8,471)	$(3,026)	$(5,445)	180%	$(15,675)	$(7,308)	$(8,367)	114%

Comparison of the Three Months Ended June 30, 2019 and 2018

As a result of the factors described below, we generated a net loss of $8,471 for the three months ended June 30, 2019 compared to $3,026 for the three months ended June 30, 2018, an increase of $5,445.

Revenues

As discussed above, we have not recognized any revenues since inception.

Research and Development Expense

Research and development expenses for the three months ended June 30, 2019 were $6,506, compared to $1,781 for the three months ended June 30, 2018. The increase of $4,725 is attributable to the costs described in the table below:

	Three Months Ended
	June 30,
	2019	2018	Change
Salaries, bonus & related costs	$1,584	$541	$1,043
Non-cash stock-based compensation	557	494	63
Professional research & project related costs	985	536	449
Clinical trials expenses	2,197	107	2,090
Chemical, manufacturing and controls cost ("CMC")	775	78	697
All other	408	25	383
Total research and development expenses	$6,506	$1,781	$4,725

Salaries, bonus & related costs increased due to increases in headcount and related benefits, payroll taxes, recruiting fees and associated travel costs.

Professional research & project related costs, clinical trials expenses and CMC costs increased due to the acceleration of research and development activities.

All other expenses increased as a result of higher occupancy costs, trade shows, product liability insurance, research subscription costs and shared service charges.

General and Administrative Expense

General and administrative expenses for the three months ended June 30, 2019 were $2,129, compared to $1,463 for the three months June 30, 2018. The increase of $666 is attributable to the costs described in the table below:

	Three Months Ended
	June 30,
	2019	2018	Change
Salaries, bonus & related costs	$547	$325	$222
Non-cash stock-based compensation	474	248	226
Professional fees	647	617	30
Insurance	227	207	20
All other	234	66	168
Total general and administrative expenses	$2,129	$1,463	$666

Salaries, bonus & related costs increased due to increases in headcount and related benefits, payroll taxes, recruiting fees and travel related costs.

Non-cash stock-based compensation increased primarily due to additional grants provided to officers and directors of the Company and increased headcount.

Professional fees increased slightly due to expanding operations and operating as a public company.

Insurance costs increased primarily due to an increase in Director and Officer liability insurance.

All other expenses increased due to franchise taxes, higher office space costs and filing fees.

Comparison of the Six Months Ended June 30, 2019 and 2018

As a result of the factors described below, we generated a net loss of $15,675 for the six months ended June 30, 2019 compared to $7,308 for the six months ended June 30, 2018, an increase of $8,367.

Revenues

As discussed above, we have not recognized any revenues since inception.

Research and Development Expense

Research and development expenses for the six months ended June 30, 2019 were $12,180, compared to $4,719 for the six months ended June 30, 2018. The increase of $7,461 is attributable to the costs described in the table below:

	Six Months Ended
	June 30,
	2019	2018	Change
Salaries, bonus & related costs	$2,776	$862	$1,914
Non-cash stock-based compensation	1,009	1,211	(202)
Professional research & project related costs	1,469	648	821
Drug acquisition costs	500	1,000	(500)
Clinical trials expenses	4,247	593	3,654
Chemical, manufacturing and controls cost ("CMC")	1,323	145	1,178
All other	856	260	596
Total research and development expenses	$12,180	$4,719	$7,461

Salaries, bonus & related costs increased due to increases in headcount and related benefits, payroll taxes, recruiting fees and associated travel costs.

Non-cash stock-based compensation decreased due to the adoption of FASB ASU 2018-07 as of January 1, 2019 which allowed non-employee options to be expensed using the adoption date fair value. The adoption date value of the stock price was significantly lower than prior re-measurement dates. In addition, several large option grants became fully vested during the six months ended June 30, 2018 and there was no corresponding charge during the six months ended June 30, 2019. These lower charges were offset in part by increases in expense relating to new hires beginning in the second quarter of 2018.

Drug acquisition costs related to certain payments triggered pursuant to our asset contribution agreement with our Parent (the “Contribution Agreement”) are discussed in Note 5 to the financial statements included elsewhere in this Quarterly Report.

Professional research & project related costs, clinical trials expenses and CMC costs increased due to the acceleration of research and development activities.

All other expenses increased as a result of higher occupancy costs, trade shows, product liability insurance, research subscription costs and shared service charges.

General and Administrative Expense

General and administrative expenses for the six months ended June 30, 2019 were $3,874, compared to $2,811 for the six months June 30, 2018. The increase of $1,063 is attributable to the costs described in the table below:

Six Months Ended
June 30,

	2019	2018	Change
Salaries, bonus & related costs	$1,241	$701	$540
Non-cash stock-based compensation	703	849	(146)
Professional fees	1,048	848	200
Insurance	451	263	188
All other	431	150	281
Total general and administrative expenses	$3,874	$2,811	$1,063

Salaries, bonus & related costs increased due to increases in headcount and related benefits, payroll taxes, recruiting fees and travel related costs.

Non-cash stock-based compensation has decreased due to the adoption of FASB ASU 2018-07 as of January 1, 2019, which allowed non-employee options to be expensed using the adoption date fair value. The adoption date value of the stock price was significantly lower than prior re-measurement dates. In addition, several large option grants became fully vested during the first quarter of 2018 and there was no corresponding charge during the first quarter of 2019. These lower charges were offset in part by increases in expenses relating to additional headcount beginning in the second quarter of 2018 and additional grants provided to officers and directors in the six months ended June 30, 2019.

Professional fees increased due to expanding operations and operating as a public company. Higher legal, audit, investor relations, licensing and information technology costs were incurred during the six months ended June 30, 2019.

Insurance costs increased primarily due to Director and Officer liability insurance.

All other expenses increased due to franchise taxes, higher office space costs and filing fees.

Liquidity and Capital Resources

As of June 30, 2019, we had cash and cash equivalents of $29,965, working capital of $23,502 and stockholders’ equity of $25,157. Net cash used in operating activities was $11,697 and $5,982 for the six months ended June 30, 2019 and 2018.  We incurred losses of approximately $15,675 and $7,308 for the six months ended June 30, 2019 and 2018. We have not yet generated any revenues and we have not yet achieved profitability. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need to generate significant product revenues to achieve profitability.

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

The Company’s financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses and negative operating cash flows since inception. For the six months ended June 30, 2019, the Company recorded a net loss of approximately $15,675 and used approximately $11,697 of cash in operating activities. As of June 30, 2019, the Company had approximately $29,965 in cash and cash equivalents and working capital of approximately $23,502. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. The Company can give no assurances that any additional capital that it is able to obtain, if any, will be sufficient to meet its needs, or that any such capital will be obtained on acceptable terms. If the Company is unable to obtain adequate capital, it could be forced to cease operations or substantially curtail its activities. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should the Company be unable to continue as a going concern.

Management’s plan to continue as a going concern includes obtaining additional capital resources. Management’s plans to obtain such resources for the Company include obtaining capital from the sale of its equity securities, entering into strategic partnership arrangements and short-term borrowings from banks, stockholders or other related parties, if needed. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

Sources of Liquidity

We have focused our efforts on raising capital and building the products in our pipeline. Since our inception, all our operations have been financed by our Parent, BioXcel, or the sales of our common stock in a series of private placements and public offerings. We have not yet established an ongoing source of revenue sufficient to cover our operating costs and will need to do so in future periods.

On May 20, 2019, the Company entered into an Open Market Sale Agreement (the “Sale Agreement”) with Jefferies LLC (“Jefferies”) pursuant to which the Company may offer and sell shares of its common stock, par value $0.001 per share (the “Common Stock”), having an aggregate initial offering price no greater than $20.0 million (the “Shares”), from time to time, through an “at the market offering” program under which Jefferies will act as sales agent. The shares of Common Stock that may be sold pursuant to the Sale Agreement will be issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-230674), as supplemented by the prospectus supplement dated May 20, 2019 relating to the sale of the Common Stock (the “Prospectus Supplement”).

Under the Sale Agreement, the Company will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitations on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of the Sale Agreement, Jefferies may sell the Shares by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on or through the Nasdaq Capital Market or any other existing trading market for the Common Stock. The Company has agreed to pay Jefferies a commission equal to 3.00% of the gross sales proceeds of any shares of Common Stock sold through Jefferies under the Sale Agreement, and also has provided Jefferies with customary indemnification and contribution rights. The Sale Agreement may be terminated at any time by either party upon prior written notice to the other party.

Through June 30, 2019, the Company sold 21,744 shares under the Sale Agreement for proceeds of $230, net of issuance costs of $11. In July, 2019 the Company sold 43,849 additional shares for net proceeds of $467, net of issuance costs of $23

Our future liquidity is highly dependent on our ability to establish revenues, control our operating costs and utilize the Sales Agreement to raise additional capital at our discretion.

Cash Flows

	Six Months Ended June 30,
(in thousands)	2019	2018
Cash provided by (used in) in thousands:
Operating activities	$(11,697)	$(5,982)
Investing activities	(825)	(120)
Financing activities	(78)	55,564

Operating Activities

For the six months ended June 30, 2019, net cash used in operating activities was $11,697 which consisted of a net loss of $15,675 partially offset by $1,712 in stock-based compensation and $122 of depreciation and amortization. Increases in accounts payable and accrued expenses of $3,153 were offset in part by increases in prepaid expenses (primarily for insurance premiums) and other assets of $1,009.

For the six months ended June 30, 2018, net cash used in operating activities was $5,982, which consisted of a net loss of $7,308 partially offset by $2,060 in stock-based compensation. Increases in accounts payable, reductions in prepaid expense and depreciation accounted for the remainder.

Investing Activities

Net cash used in investing activities was $825 for the six months ended June 30, 2019, compared to $120 for the six months ended June 30, 2018. All of the net cash used in investing activities related to expenditures for property and equipment. Of the $705 increase in net cash used in investing activities, $447 related to construction costs that were incurred related to occupancy at our new office site. Purchases of furniture and computer equipment accounted for the remainder of the increase.

Financing Activities

Net cash used in financing activities was not material for the six months ended June 30, 2019.

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

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. We anticipate that our expenses will increase substantially as we:

•	continue our clinical development of BXCL501 and BXCL701;
•	conduct additional research and development with our product candidates;
•	seek to identify, acquire, develop and commercialize additional product candidates;
•	integrate acquired technologies into a comprehensive regulatory and product development strategy;
•	maintain, expand and protect our intellectual property portfolio;
•	hire scientific, clinical, quality control and administrative personnel;

•	add operational, financial and management information systems and personnel, including personnel to support our drug development efforts;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
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

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have  any off-balance sheet arrangements as defined under SEC rules.

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

Our significant accounting policies are described in Note 4 to the financial statements included elsewhere in this Quarterly Report. As of June 30, 2019, there have been no material changes to any of the critical accounting policies contained in our disclosure reported in “Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2018 except as disclosed in Note 4 to the financial statements included elsewhere in this Quarterly Report.

Recent Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is set forth in Note 4 to the financial statements included elsewhere in this Quarterly Report.

Quantitative and Qualitative Disclosure About Market Risk

Our balance sheet as of June 30, 2019 includes cash and cash equivalents of $29,965. We do not participate in any foreign currency hedging activities and we do not have any other derivative financial instruments. We did not recognize any significant exchange rate losses during the six months ended June 30, 2019 and 2018, respectively.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The market risk inherent in our financial instruments and in our financial position has historically been the potential loss arising from adverse changes in interest rates. As of June 30, 2019 and December 31, 2018, we had cash and cash equivalents of approximately $30.0 million and $42.6 million, respectively. As of June 30, 2019, we held our cash in primarily in money market accounts and accordingly, the value of these accounts is subject to fluctuation in interest rates.

We do not engage in any hedging activities against changes in interest rates. We do not have any foreign currency or other derivative financial instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June  30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since our inception, we have incurred significant operating losses. Our net loss was $15.7 million and $7.3 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, we had stockholders’ equity of $25.2 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. None of our product candidates have been approved for marketing in the United States, or in any other jurisdiction, and may never receive such approval. It could be several years, if ever, before we have a commercialized product that generates significant revenues. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

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

We have limited experience in completing clinical trials of any of our product candidates. Consequently, we may not have the necessary capabilities, including adequate staffing, to successfully manage the execution and completion of any clinical trials we initiate in a way that leads to our obtaining marketing approval for our product candidates in a timely manner, or at all. This lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market our product candidates, which would significantly harm our business, results of operations and prospects.

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

We have not previously submitted a New Drug Application (“NDA”) to the FDA or similar drug approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that any of our product candidates will be successful in clinical trials or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market one or more of our product candidates, our revenues will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets for patients that we are targeting for our product candidates are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.

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

The results of our clinical trials may not support the intended uses of any product candidates we may develop.

Even if our clinical trials are completed as planned, we cannot be certain that the results will support the intended use of our product candidates. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and preclinical testing. The clinical trial process may fail to demonstrate that our product candidate is safe and effective in humans for its intended uses. This failure may cause us to conduct additional clinical trials or abandon a product candidate and may delay development of other product candidates. Any delay in, or termination of, our clinical trials will delay the submission of an NDA with the FDA and, ultimately, our ability to commercialize our product candidate and generate revenues.

Clinical failure can occur at any stage of clinical development. Because the results of earlier clinical trials are not necessarily predictive of future results, any product candidate we advance through clinical trials may not have favorable results in later clinical trials or receive regulatory approval.

Clinical failure can occur at any stage of clinical development. Clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical or preclinical trials. In addition, data obtained from trials are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval. Success in preclinical testing, early clinical trials and even later stage clinical trials, does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Frequently, product candidates that have shown promising results in early clinical trials have subsequently suffered significant setbacks in later clinical trials. In addition, the design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced or completed. While members of our management team have experience in designing clinical trials, we have limited experience in conducting clinical trials for our current product candidates and we may be unable to design and execute a clinical trial which, if successfully completed, would support regulatory approval. Further, clinical trials of product candidates often reveal that it is not practical or feasible to continue development efforts. If our product candidates are found to be unsafe or show clinically meaningful efficacy, we will not be able to obtain regulatory approvals and our business would be harmed.

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

In addition, we cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the Trump administration may impact our business and industry. Namely, the Trump administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, FDA’s ability to engage in routine oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. Notably, on January 30, 2017, President Trump issued an Executive Order directing all executive agencies, including the FDA, that, for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This Executive Order included a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the Executive Order requires agencies to identify regulations to offset any incremental cost of a new regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within OMB on February 2, 2017, the administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents, and on September 8, 2017, the FDA published notices in the Federal Register soliciting broad public comment to identify regulations that could be modified in compliance with these Executive Orders. It is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose restrictions on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted. In addition, if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

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

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. While Article 50 of the Lisbon Treaty was invoked by the United Kingdom on March 29, 2017, substantial uncertainty remains regarding the timing and outcome of the negotiations, the terms of any withdrawal, as well as the scope and duration of a transitionary period, if any, following the expiration of the Article 50 period on October 31, 2019 . Since a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, the referendum could materially impact the regulatory regime with respect to the approval of our product candidates in the United Kingdom or the European Union. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.

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

As of June 30, 2019, BioXcel owned approximately 60.4% of the economic interest and voting power of our outstanding common stock. As long as BioXcel beneficially controls a majority of the voting power of our outstanding common stock, it will generally be able to determine the outcome of all corporate actions requiring stockholder approval, including the election and removal of directors. Even if BioXcel were to control less than a majority of the voting power of our outstanding common stock, it may influence the outcome of such corporate actions so long as it owns a significant portion of our common stock. If BioXcel continues to hold its shares of our common stock, it could remain our controlling stockholder for an extended period of time or indefinitely.

Approval of commercial terms between us and BioXcel does not preclude the possibility of stockholder litigation, including but not limited to derivative litigation nominally against BioXcel and against its directors and officers and also against us and our directors and officers.

The commercial terms of the Amended Services Agreement dated November 7, 2017, the grid note dated June 30, 2017, or Grid Note, and the asset contribution agreement, or the Contribution Agreement, that we have entered into with BioXcel have not been negotiated on behalf of BioXcel by persons consisting solely of disinterested BioXcel directors. Notwithstanding the foregoing, we have no basis for believing that the terms of these agreements will not be in the best interests of both BioXcel and its stockholders and also us and our stockholders.

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

The ownership by our executive officers and our directors of shares of BioXcel common stock, options to purchase shares of BioXcel common stock, or other equity awards of BioXcel may create, or may create the appearance of, conflicts of interest. Our Chief Executive Officer continues to serve in the same respective roles at BioXcel. Two of our four directors currently serve on both our board of directors and the board of directors of BioXcel. Because of the current positions of our executive officer and our directors with BioXcel, they own shares of BioXcel common stock, options to purchase shares of BioXcel common stock or other equity awards of BioXcel. As of June 30, 2019, our Chief Executive Officer, Vimal Mehta, Ph.D. and one of our directors, Krishnan Nandabalan, Ph.D., each owned approximately 42% of outstanding BioXcel voting stock. Ownership by our executive officers and directors of common stock or options to purchase common stock of BioXcel, or any other equity awards, creates, or, may create the appearance of, conflicts of interest when these individuals are faced with decisions that could have different implications for BioXcel than the decisions have for us, including decisions that relate to our Services Agreement, Contribution Agreement, as well as potential agreements relating to future product candidates and AI-related services or collaborations. In connection with the various agreements and transactions entered into in connection with our separation from BioXcel, or the Separation, our chief executive officer has agreed to recuse himself with respect to voting on any matter coming before either BioXcel’s or our board of directors related to our relationship with BioXcel, although he will still be permitted to participate in discussions and negotiations. Any perceived conflicts of interest resulting from investors questioning the independence of our management or the integrity of corporate governance procedures may materially affect our stock price.

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

We and our stockholders may not achieve some or all of the expected benefits of the Separation from Bioxcel.

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

BioXcel operates in businesses that require sophisticated computer systems and software for data collection, data processing, cloud-based platforms, analytics, statistical projections and forecasting, mobile computing, social media analytics and other applications and technologies. BioXcel seeks to address its technology risks by increasing its reliance on the use of innovations by cross-industry technology leaders and adapt these for their pharmaceutical, specialty-

pharma, biotech, biopharmaceutical, diagnostic, medical device and contract research and manufacturing clients. Some of the technologies supporting the industries they serve are changing rapidly and we must continue to adapt to these changes in a timely and effective manner at an acceptable cost. They also must continue to deliver data to its clients in forms that are easy to use while simultaneously providing clear answers to complex questions. There can be no guarantee that we or BioXcel will be able to develop, acquire or integrate new technologies, that these new technologies will meet our and BioXcel’s needs or achieve our expected goals, or that we will be able to do so as quickly or cost-effectively as our competitors. Significant technological change could render EvolverAI obsolete. BioXcel’s continued success will depend on its ability to adapt to changing technologies, manage and process ever-increasing amounts of data and information and improve the performance, features and reliability of its services in response to changing client and industry demands. BioXcel may experience difficulties that could delay or prevent the successful design, development, testing, and introduction of advanced versions of EvolverAI, limiting our ability to identify new product candidates. New services, or enhancements to existing EvolverAI services, may not adequately meet our requirements. Any of these failures could have a material adverse effect on our operating results and financial condition.

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

As of June 30, 2019, we employed a total of twenty full-time employees. In addition, we have access to certain of BioXcel’s employees and resources through the various agreements we have entered into with BioXcel. Our current internal departments include finance, research and development and administration. We have been expanding our management team to include an operation ramp up of additional technical staff required to achieve our business objectives. We will need to continue to expand our managerial, operational, technical and scientific, financial and other resources in order to manage our operations and clinical trials, establish independent manufacturing, continue our research and development activities, and commercialize our product candidate. Our management and scientific personnel, systems and facilities currently in place may not be adequate to support our future growth.

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

As of June 30, 2019,  our directors, executive officers and principal stockholders, and their respective affiliates, beneficially owned approximately 62% of our outstanding shares of common stock. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting. If we fail to comply with the rules under the Sarbanes-Oxley Act related to disclosure controls and procedures in the future, or, if we discover material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult. In connection with the audit of our financial statements for the years ended December 31, 2017 and 2016, our management concluded that we had material weaknesses in its internal controls because we did not have adequately designed internal controls to ensure the timely preparation and review of the accounting for certain complex, non-routine transactions by those with appropriate technical expertise, which was necessary to provide reasonable assurance that our financial statements and related disclosures would be prepared in accordance with generally accepted accounting principles in the United States of America. In addition, we did not have adequately designed and documented financial close and management review controls to properly detect and prevent certain accounting errors and omitted disclosures in the financial statements and related footnotes. We believe we have remediated this material weakness by establishing proper closing procedures involving account reconciliations, engaging a third party to assist us with analyzing technically complex and non-routine transactions, the creation of a larger finance function with additional personnel, including the recruitment of a controller, assistant controller and administrative support personnel. This investment resulted and may continue to result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If additional material weaknesses or significant deficiencies are discovered or if we otherwise fail to achieve and maintain the adequacy of our internal control, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock could drop significantly.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-38410	3.1	3/13/2018

3.2	Amended and Restated Bylaws.	8-K	001-38410	3.2	3/13/2018

10.1	Open Market Sale Agreement, dated as of May 20, 2019, by and between BioXcel Therapeutics, Inc. and Jefferies LLC.	8-K	001-38410	10.1	5/20/2019

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BioXcel Therapeutics, Inc.

Dated: August 6, 2019	By:
/s/ Vimal Mehta
Vimal Mehta
Chief Executive Officer
(Principal Executive Officer)

Dated: August 6, 2019	By:
/s/ Richard Steinhart
Richard Steinhart, Chief Financial Officer
(Principal Financial Officer)