Form 10-Q
period 2019-09-30
BioXcel Therapeutics, Inc.
filed 2019-11-14
CIK 1720893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding at November 8, 2019 was 18,035,025.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or this “Quarterly Report,” contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	our plans relating to clinical trials for BXCL501, BXCL701 and our other product candidates;
•	our plans for 505(b)(2) regulatory path approval;
•	our plans to research, develop and commercialize our current and future product candidates;
•	our plans to seek to enter into collaborations for the development and commercialization of certain product candidates;
•	the potential benefits of any future collaboration;
•	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;
•	the rate and degree of market acceptance and clinical utility of any products for which we receive marketing approval;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our intellectual property position and strategy;
•	our estimates regarding expenses, future revenue, capital requirements and need for additional financing;
•	developments relating to our competitors and our industry;
•	the impact of government laws and regulations; and
•	risks associated with our relationship with BioXcel Corporation (“BioXcel” or “Parent”).

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

BIOXCEL THERAPEUTICS, INC.

BALANCE SHEETS

(amounts in thousands, except share and per share data)

	September 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$40,252	$42,565
Prepaid expenses and other current assets	1,109	491
Due from Parent	—	115
Total current assets	41,361	43,171
Property and equipment, net	1,086	327
Operating lease right-of-use asset	1,199	—
Other assets	51	51
Total assets	$43,697	$43,549

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$4,238	$1,604
Accrued expenses	3,387	3,056
Due to Parent	59	—
Other current liabilities	522	—
Total current liabilities	8,206	4,660

Operating lease liability	1,071	—

Total liabilities	9,277	4,660

Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized; 18,035,025 and 15,663,221 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	18	16
Additional paid-in-capital	82,815	62,593
Accumulated deficit	(48,413)	(23,720)
Total stockholders' equity	34,420	38,889
Total liabilities and stockholders' equity	$43,697	$43,549

The accompanying notes are an integral part of these financial statements.

BIOXCEL THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$—	$—	$—	$—

Operating costs and expenses
Research and development	7,122	3,821	19,302	8,540
General and administrative	2,012	1,298	5,886	4,109
Total operating expenses	9,134	5,119	25,188	12,649
Loss from operations	(9,134)	(5,119)	(25,188)	(12,649)
Other income
Dividend and interest income, net	116	232	495	454
Net loss	$(9,018)	$(4,887)	$(24,693)	$(12,195)

Net loss per share attributable to common stockholders basic and diluted	$(0.57)	$(0.31)	$(1.57)	$(0.86)

Weighted average shares outstanding - basic and diluted	15,752,196	15,645,545	15,695,263	14,228,192

The accompanying notes are an integral part of these financial statements.

BIOXCEL THERAPEUTICS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY / DEFICIT

(amounts in thousands, except shares)

(unaudited)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2017	9,907,548	$10	$3,458	$(4,450)	$(982)
Issuance of common shares	283,452	1	1,949	—	1,950
Issuance of common shares, upon completion of Initial Public Offering, net of issuance costs of $5,898	5,454,545	5	54,097	—	54,102
Stock-based compensation	—	—	1,319	—	1,319
Net loss	—	—	—	(4,282)	(4,282)
Balance as of March 31, 2018	15,645,545	$16	$60,823	$(8,732)	$52,107

Stock-based compensation	—	—	740	—	740
Net loss	—	—	—	(3,026)	(3,026)
Balance as of June 30, 2018	15,645,545	$16	$61,563	$(11,758)	$49,821

Stock-based compensation	—	—	889	—	889
Net loss	—	—	—	(4,887)	(4,887)
Balance as of September 30, 2018	15,645,545	$16	$62,452	$(16,645)	$45,823

Balance as of December 31, 2018	15,663,221	$16	$62,593	$(23,720)	$38,889
Stock-based compensation	—	—	682	—	682
Exercise of stock options	2,581	—	1	—	1
Net loss	—	—	—	(7,204)	(7,204)
Balance as of March 31, 2019	15,665,802	$16	$63,276	$(30,924)	$32,368

Issuance of common shares, net of issuance costs of $11	21,744	—	230	—	230
Stock-based compensation	—	—	1,030	—	1,030
Net loss	—	—	-	(8,471)	(8,471)
Balance as of June 30, 2019	15,687,546	$16	$64,536	$(39,395)	$25,157

Issuance of common shares, net of issuance costs of $1,991	2,347,479	2	17,503	—	17,505
Stock-based compensation	—	—	776	—	776
Net loss	—	—	—	(9,018)	(9,018)
Balance as of September 30, 2019	18,035,025	$18	$82,815	$(48,413)	$34,420

The accompanying notes are an integral part of these financial statements.

BIOXCEL THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine months ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,693)	$(12,195)
Reconciliation of net loss to net cash used in operating activities
Depreciation and amortization	218	9
Stock-based compensation expense	2,488	2,949
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(618)	(515)
Accounts payable, accrued expenses and other	3,249	584
Net cash used in operating activities	(19,356)	(9,168)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment, net	(868)	(182)
Net cash used in investing activities	(868)	(182)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	17,736	56,512
Exercise of options	1	—
Due to/from Parent	174	(556)
Note Payable — Parent	—	(371)
Net cash provided by financing activities	17,911	55,585

Net (decrease) increase in cash and cash equivalents	(2,313)	46,235

Cash and cash equivalents, beginning of the period	42,565	887
Cash and cash equivalents, end of the period	$40,252	$47,122

Supplemental cash flow information:
Interest paid	$47	$1

Supplemental disclosure of non-cash Financing Activity:
Deferred issuance costs, unpaid as of December 31, 2017	$—	$391
Deferred issuance costs reclassified to additional paid-in-capital upon completion of initial public offering.	$—	$461
Reclassification of net Parent Investment in the Company to accumulated deficit.	$—	$440

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

The unaudited financial information for the nine months ended September 30, 2019 and 2018 is presented on the same basis as the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The Company does not have any components of other comprehensive income (loss) recorded within its financial statements, and, therefore, does not separately present a statement of comprehensive income (loss) in its financial statements.

Certain reclassifications have been made to the prior year financial information to conform to the current period presentation. These reclassifications had no effect on the reported results of operations.

The Company’s primary activities have been the development of a clinical plan and pre-clinical research and development of two advanced programs: BXCL501, a sublingual thin film formulation of dexmedetomidine designed for acute treatment of agitation resulting from neurological and psychiatric disorders, and BXCL701, an immuno-oncology agent designed for treatment of a rare form of prostate cancer and for treatment of pancreatic cancer. These two programs and two emerging programs BXCL502 and BXCL702 (together, the “BTI Business”) have been contributed to the Company from the Parent pursuant to an asset contribution agreement, effective June 30, 2017, with BioXcel, as amended and restated on November 7, 2017 (the “Contribution Agreement”).

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

The Company’s financial statements are prepared using Generally Accepted Accounting Principles in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses and negative operating cash flows since inception. For the nine months ended September 30, 2019, the Company recorded a net loss of approximately $24,693 and used approximately $19,356 of cash in operating activities. As of September 30, 2019, the Company had approximately $40,252 in cash and cash equivalents and working capital of approximately $33,155. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. The Company can give no assurances that any additional capital that it is able to obtain, if any, will be sufficient to meet its needs, or that any such capital will be obtained on acceptable terms. If the Company is unable to obtain adequate capital, it could be forced to cease operations or substantially curtail its activities. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should the Company be unable to continue as a going concern.

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

Unaudited Interim Financial Information

The accompanying unaudited financial statements do not include all of the information and footnotes required by GAAP. The accompanying year-end balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2019, and the results of its operations for the three and nine months ended September 30, 2019 and 2018 and its cash flows for the nine months ended September 30, 2019 and 2018, respectively. The results for the nine months ended September 30, 2019 are not necessarily indicative of results to be expected for the year ending December 31, 2019, any other interim periods or any future year or period.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. As of September 30, 2019, cash equivalents were comprised of money market funds.

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

As of December 31, 2017, the Company recorded deferred offering costs relating to its IPO of $461. The Company’s IPO was completed in March 2018, and these costs, as well as additional IPO costs including commissions of $4,200 and an additional $1,237 of other expenses incurred in 2018, were charged to Additional paid-in-capital.

Effective September 23, 2019, the Company terminated its At-The-Market (“ATM”) program. All costs associated with this program have been amortized and charged to Additional paid-in-capital.

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

The Company adopted FASB ASU 2018-07,  Improvements to Nonemployee Share-Based Payment Accounting as of January 1, 2019 which allows non-employee options to be expensed using the adoption date fair value. This is expected to reduce the volatility of stock based compensation in future periods. Prior to the adoption date, such options were re-measured at each valuation date. The adoption of this standard is not expected to have a significant impact on the Company’s results of operations.

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

Net Loss per Share

The Company computes basic net loss per share by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The potential dilutive securities included outstanding options (for both employees and non-employees) for the three and nine months ended September 30, 2019 and 2018. Such securities have not been included in the loss per share calculation since their impact would be anti-dilutive. There were 3,073,861 and 2,919,016 shares of options that were excluded from the calculation of the loss per share for the three and nine months ended September 30, 2019, respectively.

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

Note 5. Transactions with BioXcel

The Company has entered into the Contribution Agreement, pursuant to which BioXcel agreed to contribute BioXcel’s rights, title and interest in BXCL501, BXCL701, BXCL502 and BXCL702, and all of the assets and liabilities associated in consideration for (i) 9,480,000 shares of our common stock, (ii) $1,000 upon completion of an initial public offering, (iii) $500 upon the later of the 12 month anniversary of an initial public offering and the first dosing of a patient in the bridging bioavailability/ bioequivalence study for the BXCL501 program, (iv) $500 upon the later of the 12 month anniversary of an initial public offering and the first dosing of a patient in the Phase 2 Proof of Consent open label monotherapy or combination trial with Keytruda for the BXCL701 program and (v) a one-time payment of $5,000 within 60 days after the achievement of $50,000 in cumulative net sales of any product or combination of products resulting from the development and commercialization of any one of the Candidates or a product derived therefrom. With the completion of the Company’s IPO in March 2018, $1,000 was charged to Research and Development costs in connection with (ii) above and was paid on April 5, 2018. The Company paid $500 to BioXcel in connection with (iii) above in April 2019. In July 2019, the Company completed the first dosing of a patient in the combination trial of BXCL701 with Keytruda, and as a result the Company paid $500 to BioXcel in connection with (iv) above in July 2019.

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

On or before December 31, 2019, the Company expects to have the option to enter into a collaborative services agreement with BioXcel pursuant to which BioXcel shall perform product identification and related services for us utilizing EvolverAI. We have agreed that this agreement will be negotiated in good faith and that such agreement will incorporate reasonable market-based terms, including consideration for BioXcel reflecting a low, single-digit royalty on net sales and reasonable development and commercialization milestone payments, provided that (i) development milestones shall not exceed $10,000 in the aggregate and not be payable prior to proof of concept in humans and (ii) commercialization milestones shall be based on reaching annual net sales levels, be limited to 3% of the applicable net sales level, and not exceed $30,000 in the aggregate. BioXcel shall continue to make such product identification and related services available to us for at least five years from June 30, 2017 pursuant to the Services Agreement.  The parties are currently discussing extending the product identification and related services that BioXcel would provide however no definitive agreement has been agreed upon as of the date hereof.  There can be no assurance that the parties will agree to any extension to the collaborative services agreement in the future.

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

Note 6. Property & Equipment

Property and Equipment, net consisted of the following

	September 30,	December 31,
	2019	2018
	Unaudited
Computers and related equipment	$228	$169
Furniture	344	4
Leasehold improvements	641	172
	1,213	345
Accumulated depreciation	(127)	(18)
	$1,086	$327

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

The Company entered into a series of cancellable work orders to support its clinical trial activities, related to the first of the Company’s BXCL 701 clinical trials. This clinical trial is expected to cost approximately $10,000 and is anticipated to take place over the next two years.  To date, the Company has incurred $1,806 in costs for the work surrounding this trial.

In the first quarter of 2019 the Company entered into a second series of cancellable work orders to support a second clinical trial related the Company’s BXCL 701 product candidate.  This clinical trial is expected to aggregate approximate approximately $8,000 and it is anticipated to take place over the next three years.  Approximately one half of this cost is to be reimbursed by a partner.  The Company has incurred $1,190 of costs in connection with this trial and has also recorded a related receivable of $173.

In addition, an MSA was signed with a second CRO during the first quarter of 2019 to include strategic planning, expert consultation, regulatory activities, data interpretation, New Drug Application (“NDA”) services, and research and development services, including clinical, data management, statistical and medical writing activities.

Note 8. Accrued Expenses and Other Current Liabilities

Accrued expenses consist of the following:

	September 30, 2019	December 31, 2018

Drugs and clinical trial expenses	$1,429	$1,887
Accrued salaries, benefits and travel related costs	1,172	774
Professional and consultant fees	409	181
Legal expenses	377	105
Other administrative accruals	—	109
	$3,387	$3,056

Other current liabilities as of September 30, 2019 includes $161 for the current portion of Operating lease liabilities and $361 for the financing of insurance premiums.

Note 9. Stockholders’ Equity (Deficit)

Authorized Capital

The Company is authorized to issue up to 10,000,000 preferred shares with a par value of $0.001 per share. No preferred shares are issued and outstanding.

The Company is authorized to issue up to 50,000,000 shares of common stock with a par value of $0.001 per share. The Company had 18,035,025  shares of common stock outstanding as of September 30, 2019.

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

Under the Sale Agreement, the Company set the parameters for the sale of Shares, including the number of Shares to be issued, the time period during which sales are requested to be made, limitations on the number of Shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of the Sale Agreement, Jefferies may sell the Shares by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, including sales made directly on or through the Nasdaq Capital Market or any other existing trading market for the Common Stock. The Company agreed to pay Jefferies a commission equal to 3.00% of the gross sales proceeds of any Shares sold through Jefferies under the Sale Agreement and has provided Jefferies with customary indemnification and contribution rights. The Sale Agreement could be terminated at any time by either party upon prior written notice to the other party and was terminated by the Company on September 22, 2019. All deferred issuance costs (including commissions) aggregating $400 associated with implementing the Sale Agreement were charged to Additional paid in  capital during the nine months ended September 30, 2019.

For the three months ended September 30, 2019, the Company sold 44,449 shares under the Sale Agreement for gross proceeds of $496, issuance costs of $390 or net proceeds of $106.

For the nine months ended September 30, 2019, the Company sold 66,193 shares under the Sale Agreement for gross proceeds of $737, issuance costs of $400 or net proceeds of $337.

On September 26, 2019, the Company entered into an underwriting agreement with several underwriters in connection with the issuance and sale by the Company in a public offering of 2,303,030 shares of the Company’s common stock at a public offering price of $8.25 per share, less underwriting discounts and commissions, pursuant to an effective shelf registration statement on Form S-3 (Registration No. 333-230674) and a related prospectus supplement filed with the SEC (the “September 2019 Offering”). The September 2019 Offering closed on September 30, 2019.

The Company received gross and net proceeds of approximately $19,000 and $17,399 respectively from the September 2019 Offering. The Company intends to use the net proceeds of the September 2019 Offering for general corporate purposes, which may include development and commercialization of their product candidates, research and development, general and administrative expenses, license or technology acquisitions, and working capital and capital expenditures.

Note 10. Stock-Based Compensation

Stock Options

The Company’s 2017 Stock Incentive Plan (the “2017 Stock Plan”) became effective in August 2017 and will expire in August 2027. Under the 2017 Stock Plan, the Company may grant incentive stock options, non-statutory stock options, restricted stock awards and other stock-based awards.

As of September 30, 2019, there were 3,442,313 shares of the Company’s common stock authorized for issuance under the 2017 Stock Plan. Options granted under the 2017 Stock Plan have a term of ten years with vesting terms determined by the board of directors, which is generally four years.

The fair value of options granted during the nine months ended September 30, 2019 was estimated using the Black-Scholes option-pricing model with the following assumptions.

	For the
	Nine Months Ended
	September 30, 2019
Exercise price per share	$7.91	-	$11.28
Expected stock price volatility	78.05%	-	79.48%
Risk-free rate of interest	1.51%	-	2.53%
Fair value of grants per share	$5.31	-	$8.17
Expected Term (years)	5.0	-	7.0

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

The following table summarizes information about stock option activity under the 2017 Stock Plan for the nine months ended September 30, 2019 (in thousands, except share and per share data):

				Weighted Average
	Number	Weighted Average	Total	Remaining
	of	Exercise	Intrinsic	Contractual
	Shares	Price per Share	Value	Life (in years)
Outstanding as of January 1, 2019	2,744,153	$2.33	$7,411	8.8
Options granted	361,800	$9.95	$—	9.6
Options forfeited	(11,250)	$8.45	$—	—
Options exercised	(2,581)	$0.41	$—	—
Outstanding as of September 30, 2019	3,092,122	$3.20	$14,431	8.2

Options vested and exercisable as of September 30, 2019	2,058,172	$1.53	$11,995	8.0

There were 350,191 shares available for grant as of September 30, 2019.

The Company recognized stock-based compensation expense under the 2017 Stock Plan of $758 and $2,427 for the three and nine months ended September 30, 2019, respectively. The Company recognized stock-based compensation expense under the 2017 Stock Plan of $917 and $2,777 for the three and nine months ended September 30, 2018, respectively.

The total grant-date fair value of options was $2,453 for the nine months ended September 30, 2019.

Unrecognized compensation expense related to unvested awards as of September 30, 2019 was $3,359 and will be recognized over the remaining vesting periods of the underlying awards. The weighted-average period over which such compensation is expected to be recognized is 1.4 years.

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

Share based compensation expense (income), net of forfeitures, recognized by the Company in its statements of operations related to BioXcel equity awards totaled approximately $18 and $61 for the three and nine months ended September 30, 2019, respectively and $(27) and $172 for the three and nine months ended September 30, 2018, respectively.

Total share based compensation charges were approximately $776 and $2,488 for the three and nine months ended September 30, 2019, respectively and $890 and $2,949 for the three and nine months ended September 30, 2018, respectively.

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

As a result of the Company’s cumulative losses, management has concluded that a full valuation allowance against the Company’s net deferred tax assets is appropriate. No income tax liabilities existed as of September 30, 2019 and December 31, 2018 due to the Company’s continuing operating losses.

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

The Company’s improvement costs were approximately $641 and are being amortized over the life of the lease.

Maturities of the operating lease liability are as follows:

Year ending December 31,	Amount
2019 (excluding the nine months ended September 30, 2019)	$51
2020	208
2021	196
2022	219
2023	225
Thereafter	506
Total lease payments	1,405
Less imputed interest	(173)
Total lease liability	1,232
Less current portion	(161)
Operating lease liability	$1,071

The current portion of the Company’s operating lease liability of $161 as of September 30, 2019 is included in other current liabilities on the balance sheet.

The Company recorded amortization charges and interest expense of $109 and $30, respectively related to its operating lease right-of-use asset for the nine months ended September 30, 2019.

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

During the third quarter of 2019, we continued to advance the development of our two lead clinical programs, BXCL501 and BXCL701.

As of November 1, 2019, our patent portfolio included 3 Patent Cooperation Treaty applications, 5 U.S. utility applications, 22 U.S. provisional applications, and 33 non-U.S. applications.

BXCL501 Neuroscience Program

On July 22, 2019, we announced positive top-line results from our adaptive Phase 1b, randomized, double-blind, placebo-controlled, multi-center, U.S. trial, evaluating multiple doses of BXCL501 for acute treatment of agitation in 135 patients with schizophrenia. Since that time, we have been preparing for an end of Phase 2 meeting with the U.S. Food and Drug Administration (“FDA”) to obtain additional feedback on progressing to a Phase 3 pivotal trial for agitation in schizophrenia and bipolar disorder. We anticipate enrolling approximately 600 to 700 patients (300-350 each in schizophrenia and bipolar disorder) across two Phase 3 pivotal trials, which are designed to measure reduction in Positive and Negative Syndrome Scale -Excitatory Component at two hours as the primary endpoint, as discussed with the FDA and used in clinical trials of other approved agents.

We also expect to begin an adaptive Phase 1b/2 trial in agitated Alzheimer’s disease/dementia patients in the fourth quarter of 2019.

On August 20, 2019 we announced that the U.S. Department of Defense’s Congressionally Directed Medical Research Program had awarded us a planning grant as a part of its Alcohol and Substance Abuse Disorders Research Program related to the development of BXCL501 in collaboration with Yale University. The grant will support the development of a clinical study to evaluate the use of BXCL501 for the treatment of alcohol and substance use disorders, particularly related to Post Traumatic Stress Disorder (“PTSD”) and Traumatic Brain Injury (“TBI”). This grant is intended to allow us to expand the use of BXCL to treat agitation symptoms found in patients suffering from both PTSD and TBI. We are currently planning to submit a grant proposal that would allow for funding of a BXCL501 study in these conditions.

On September 18, 2019, we announced a strategic plan to investigate the development of using wearable digital device technology such as the Apple Watch, with the goal of enhancing the prevention and treatment of agitation including, if approved, the administration of BXCL501 prior to the onset of agitation. We plan to conduct a feasibility study with potential applications in commercially available wearable digital devices to measure nervous and motor system activity relevant to both agitation and the mechanism of action of BXCL501. This study is expected be conducted in collaboration with both clinical investigators and a third-party digital solutions provider.

BXCL701 Immuno-Oncology Program

The Company currently has two planned Phase 1b/2 clinical trials for BXCL701.

We are currently enrolling patients in the U.S. in the double combination of BXCL701 and Keytruda® clinical trial for the treatment of emergent Neuroendocrine Prostate Cancer and, on October 26, 2019, we announced the first clinical results relating to the safety and tolerability of BXCL701 in combination with Keytruda®. Data from the first patient cohort consisting of 400 mcg of BXCL701 plus Keytruda® was well tolerated. We also reported that the study’s second cohort consisting of 600 mcg of BXCL701 along with Keytruda® was enrolling patients and that we expect to report on these additional safety findings by the end of year prior to advancing to the Phase 2 stage efficacy portion of the trial.

In June 2019, we reported that the FDA had cleared the Investigational New Drug application for the triple combination of BXCL701, bempegaldesleukin (produced by Nektar Therapeutics, Inc., or Nektar) and BAVENCIO® (avelumab, Merck KGaA, Darmstadt, Germany and Pfizer) in pancreatic cancer. We expect to commence the BXCL701 phase of the trial following a Pfizer-Nektar safety run-in trial of Avelumab and bempegaldesleuk and the outcome of their trial.

On September 4, 2019 we reported that the FDA had granted Orphan Drug Designation for BXCL701, for the treatment of Acute Myeloid Leukemia (“AML”). This is the third Orphan Drug Designation received for BXCL701 from the FDA in addition to Melanoma and Pancreatic Cancer. Recent preclinical work published in the July 2018 Nature Medicine publication, “DPP8/DPP9 inhibitor-induced pyroptosis for treatment of acute myeloid leukemia,” has pointed to AML as a potential indication for BXCL701 because AML cells are of the same lineage as macrophages, one of BXCL701’s main targets.

Components of Our Results of Operations

Revenues

We have not recognized any revenue since inception.

Operating Costs and Expenses

Research and Development

Research and development expenses consist primarily of costs incurred for the research and development of our clinical and pre-clinical product candidates including:

•	employee-related expenses, including salaries, benefits and stock-based compensation expense and travel expenses for employees engaged in research and development functions;
•	payments to our Parent pursuant to various agreements entered into with the Parent;

•	expenses incurred under agreements with contract research organizations, and sites that conduct our non-clinical studies and clinical trials;
•	costs of outside consultants engaged in research and development activities, including their fees, stock-based compensation and travel expenses;
•	the cost of acquiring, developing and manufacturing pre-clinical and clinical trial materials and lab supplies; and
•	occupancy costs, depreciation and other expenses.

Our research and development costs by program for the nine months ended September 30, 2019 and 2018 were as follows:

	2019	2018
BXCL 501	$11,765	$3,264
BXCL 701	5,387	2,922
BXCL 502	256	53
BXCL 702	288	77
Other research and development programs	563	397
Research and development support services	1,043	1,827
Total research and development expenses	$19,302	$8,540

Because of the numerous risks and uncertainties associated with product development, we cannot determine with certainty the duration and completion costs of these or other current or future clinical trials of BXCL501, BXCL701 or our other product candidates. However, our research and development costs have increased, and we expect will continue to increase, as we plan for and begin clinical trials for our current and future product candidates. We may never succeed in achieving regulatory approval for BXCL501, BXCL701 or any of our other product candidates. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including the uncertainties of future clinical and preclinical studies, uncertainties in clinical trial enrollment rates and significant and changing government regulation. In addition, the probability of success for each product candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability.

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

We expect that our general and administrative costs, including payroll and related expenses, will increase in the future as we continue to increase our headcount to support the expected growth in our business, expand our operations and organizational capabilities. These increases will likely include increased costs for director and officer liability insurance, hiring additional personnel to support future market research and future product commercialization efforts and increased fees for outside consultants, attorneys and accountants. We also have incurred and expect to continue to incur increased costs associated with being a public company, including costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with Nasdaq and SEC requirements; director and officer insurance costs; and investor and public relations costs.

Summary Results of Operations

	(Unaudited)
	Three months ended September 30,				Nine months ended September 30,
(amounts in thousands, except percentage)	2019	2018	Change		2019	2018	Change
Net sales	$—	$—	$—	—	$—	$—	$—	—
Operating costs and expenses
Research and development	7,122	3,821	3,301	86%	19,302	8,540	10,762	126%
General and administrative	2,012	1,298	714	55%	5,886	4,109	1,777	43%
Total operating expenses	9,134	5,119	4,015	78%	25,188	12,649	12,539	99%
Loss from operations	(9,134)	(5,119)	(4,015)	78%	(25,188)	(12,649)	(12,539)	99%
Other income
Interest income, net	116	232	(116)	(50)%	495	454	41	9%
Net loss	$(9,018)	$(4,887)	$(4,131)	85%	$(24,693)	$(12,195)	$(12,498)	102%

Comparison of the Three Months Ended September 30, 2019 and 2018

As a result of the factors described below, we generated a net loss of $9,018 for the three months ended September 30, 2019 compared to $4,887 for the three months ended September 30, 2018, an increase of $4,131.

Revenues

We have not recognized any revenues since inception.

Research and Development Expense

Research and development expenses for the three months ended September 30, 2019 were $7,122, compared to $3,821 for the three months ended September 30, 2018. The increase of $3,301 is attributable to the costs described in the table below:

	Three Months Ended
	September 30,
	2019	2018	Change
Salaries, bonus & related costs	$1,221	$934	$287
Non-cash stock-based compensation	441	680	(239)
Professional research & project related costs	1,618	789	829
Drug acquisition costs	500	—	500
Clinical trials expenses	2,197	241	1,956
Chemical, manufacturing and controls ("CMC") cost	840	890	(50)
All other	305	287	18
Total research and development expenses	$7,122	$3,821	$3,301

Salaries, bonus & related costs increased due to increases in headcount and related benefits, payroll taxes, recruiting fees and associated travel costs.

Non-cash stock-based compensation decreased due to the adoption of FASB ASU 2018-07 as of January 1, 2019 which allowed non-employee options to be expensed using the adoption date fair value. The adoption date value of the stock price was significantly lower than prior re-measurement dates. In addition, several large option grants became vested during the third quarter of 2018 and there was no corresponding charge during the third quarter of 2019. These lower charges were offset in part by increases in expense relating to new hires.

Drug acquisition costs are related to certain payments triggered pursuant to our asset contribution agreement with our Parent (the “Contribution Agreement”) as discussed in Note 5 to the financial statements included elsewhere in this Quarterly Report.

The increase in professional research & project related costs, and clinical trials expenses reflect the acceleration of research and development activities.

All other expenses increased as a result of higher occupancy costs, trade shows, product liability insurance, research subscription costs and shared service charges.

General and Administrative Expense

General and administrative expenses for the three months ended September 30, 2019 were $2,012, compared to $1,298 for the three months ended September 30, 2018. The increase of $714 is attributable to the costs described in the table below:

	Three Months Ended
	September 30,
	2019	2018	Change
Salaries, bonus & related costs	$566	$323	$243
Non-cash stock-based compensation	336	210	126
Professional fees	759	459	300
Insurance	227	210	17
All other	124	96	28
Total general and administrative expenses	$2,012	$1,298	$714

Salaries, bonus & related costs increased due to increases in headcount and related benefits, payroll taxes, recruiting fees and travel related costs.

Non-cash stock-based compensation increased primarily due to additional grants provided to officers and directors of the Company and increased headcount.

Professional fees increased due to higher patent and legal fees.

Insurance costs increased due to an increase in director and officer liability insurance.

Comparison of the Nine Months Ended September 30, 2019 and 2018

As a result of the factors described below, we generated a net loss of $24,693 for the nine months ended September 30, 2019 compared to $12,195 for the nine months ended September 30, 2018, an increase of $12,498.

Revenues

As discussed above, we have not recognized any revenues since inception.

Research and Development Expense

Research and development expenses for the nine months ended September 30, 2019 were $19,302, compared to $8,540 for the nine months ended September 30, 2018. The increase of $10,762 is attributable to the costs described in the table below:

	Nine Months Ended
	September 30,
	2019	2018	Change
Salaries, bonus & related costs	$3,997	$1,796	$2,201
Non-cash stock-based compensation	1,449	1,890	(441)
Professional research & project related costs	3,088	1,438	1,650
Drug acquisition costs	1,000	1,000	—
Clinical trials expenses	6,444	834	5,610
Chemical, manufacturing and controls ("CMC") cost	2,164	1,036	1,128
All other	1,160	546	614
Total research and development expenses	$19,302	$8,540	$10,762

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

Drug acquisition costs are related to certain payments triggered pursuant to our Contribution Agreement as discussed in Note 5 to the financial statements included elsewhere in this Quarterly Report.

Professional research & project related costs, clinical trials expenses and CMC costs increased due to the acceleration of research and development activities.

All other expenses increased as a result of higher occupancy costs, trade shows, product liability insurance, research subscription costs and shared service charges.

General and Administrative Expense

General and administrative expenses for the nine months ended September 30, 2019 were $5,886, compared to $4,109 for the nine months ended September 30, 2018. The increase of $1,777 is attributable to the costs described in the table below:

	Nine Months Ended
	September 30,
	2019	2018	Change
Salaries, bonus & related costs	$1,807	$1,024	$783
Non-cash stock-based compensation	1,039	1,059	(20)
Professional fees	1,807	1,307	500
Insurance	678	473	205
All other	555	246	309
Total general and administrative expenses	$5,886	$4,109	$1,777

Salaries, bonus & related costs increased due to increases in headcount and related benefits, payroll taxes, recruiting fees and travel related costs.

Non-cash stock-based compensation decreased due to the adoption of FASB ASU 2018-07 as of January 1, 2019, which allowed non-employee options to be expensed using the adoption date fair value. The adoption date value of the stock price was significantly lower than prior re-measurement dates. In addition, several large option grants became fully vested during the first quarter of 2018 and there was no corresponding charge during the first quarter of 2019. These lower charges were offset in part by increases in expenses relating to additional headcount beginning in the second quarter of 2018 and additional grants provided to officers and directors in the nine months ended September 30, 2019.

Professional fees increased due to expanding operations and operating as a public company. Higher legal, patent, audit, investor relations, licensing and information technology costs were incurred during the nine months ended September 30, 2019.

Insurance costs increased primarily due to Director and Officer liability insurance.

All other expenses increased due to franchise taxes, higher office space costs and filing fees.

Inflation

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the periods presented.

Liquidity and Capital Resources

The Company has incurred net losses and negative operating cash flows since inception. For the nine months ended September 30, 2019, the Company recorded a net loss of approximately $24,693 and used approximately $19,356 of cash in operating activities. As of September 30, 2019, the Company had approximately $40,252 in cash and cash equivalents and working capital of approximately $33,155. We have not yet generated any revenues and we have not yet achieved profitability. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need to generate significant product revenues to achieve profitability.

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

On May 20, 2019, we entered into an Open Market Sale Agreement (the “Sale Agreement”) with Jefferies LLC (“Jefferies”) pursuant to which we could offer and sell shares of our common stock, par value $0.001 per share (the “Common Stock”), having an initial offering price no greater than $20.0 million (the “Shares”), from time to time, through an At-The-Market (“ATM”) program under which Jefferies acted as sales agent.

We terminated the ATM program and Sale Agreement effective September 23, 2019. In connection with the termination, all deferred issuance costs associated with implementing the Sale Agreement were charged to additional paid in capital during the three months ended September 30, 2019.

For the three months ended September 30, 2019, we sold 44,449 shares under the Sale Agreement for gross proceeds of $496, net of issuance costs of $390, or net proceeds of $106.

For the nine months ended September 30, 2019, we sold 66,193 shares under the Sale Agreement for gross proceeds of $737, net of issuance costs of $400, or net proceeds of $337.

On September 26, 2019, we entered into an underwriting agreement with several underwriters in connection with our issuance and sale in a public offering of 2,303,030 shares of our common stock at a public offering price of $8.25 per share, less underwriting discounts and commissions, pursuant to an effective shelf registration statement on Form S-3 (Registration No. 333-230674) and a related prospectus supplement filed with the SEC (the “September 2019 Offering”). The September 2019 Offering closed on September 30, 2019.

We received gross and net proceeds of approximately $19,000 and $17,399 respectively, from the September 2019 Offering. We intend to use the net proceeds of the September 2019 Offering for general corporate purposes, which may include development and commercialization of our product candidates, research and development, general and administrative expenses, license or technology acquisitions, and working capital and capital expenditures.

Cash Flows

	Nine Months Ended September 30,
(in thousands)	2019	2018
Cash provided by (used in) in thousands:
Operating activities	$(19,356)	$(9,168)
Investing activities	(868)	(182)
Financing activities	17,911	55,585

Operating Activities

For the nine months ended September 30, 2019, net cash used in operating activities was $19,356 which consisted of a net loss of $24,693 partially offset by $2,488 in stock-based compensation and $218 of depreciation and amortization. Increases in accounts payable and accrued expenses of $3,249 were offset in part by increases in prepaid expenses (primarily for insurance premiums) and other assets of $618.

For the nine months ended September 30, 2018, net cash used in operating activities was $9,168, which consisted of a net loss of $12,195 partially offset by $2,949 in stock-based compensation and $9 of depreciation. Increases in accounts payable and accrued expenses of $584 were offset in part by increases in prepaid expenses of $515.

Investing Activities

Net cash used in investing activities was $868 for the nine months ended September 30, 2019, compared to $182 for the nine months ended September 30, 2018. All of the net cash used in investing activities related to expenditures for property and equipment. Of the $686 increase in net cash used in investing activities over the prior year period, $455 related to construction costs that were incurred related to occupancy at our new office site. Purchases of furniture and computer equipment accounted for the remainder of the increase.

Financing Activities

Net cash provided by financing activities was $17,911 for the nine months ended September 30, 2019. Our September 2019 Offering provided funds of $17,399, net of $1,601 of closing costs. In addition, our ATM program provided funds of $337, net of $401 of closing costs. The two equity issuances accounted for the majority of our financing activities.

Net cash provided by financing activities was approximately $55,585 for the nine months ended September 30, 2018 which was mainly attributable to the proceeds from issuance of common stock in our IPO and other private placements, offset in part by repayment of loans to our Parent.

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

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any off-balance sheet arrangements as defined under SEC rules.

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

Our significant accounting policies are described in Note 4 to the financial statements included elsewhere in this Quarterly Report. As of September 30, 2019, there have been no material changes to any of the critical accounting policies contained in our disclosure reported in “Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2018 except as disclosed in Note 4 to the financial statements included elsewhere in this Quarterly Report.

Recent Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is set forth in Note 4 to the financial statements included elsewhere in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our balance sheet as of September 30, 2019 includes cash and cash equivalents of $42,252. We do not participate in any foreign currency hedging activities and we do not have any other derivative financial instruments. We did not recognize any significant exchange rate losses during the nine months ended September 30, 2019 and 2018, respectively.

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

The market risk inherent in our financial instruments and in our financial position has historically been the potential loss arising from adverse changes in interest rates. At September 30, 2019 and December 31, 2018, we had cash and cash equivalents of approximately $40.3 million and $42.6 million, respectively. As of September 30, 2019, we held our cash in primarily in money market accounts and accordingly, the value of these accounts is subject to fluctuation in interest rates.

We do not engage in any hedging activities against changes in interest rates. We do not have any foreign currency or other derivative financial instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September  30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since our inception, we have incurred significant operating losses. Our net loss was $24.7 million and $12.2 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, we had stockholders’ equity of $34.4 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. None of our product candidates have been approved for marketing in the United States, or in any other jurisdiction, and may never receive such approval. It could be several years, if ever, before we have a commercialized product that generates significant revenues. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

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

Our recurring losses from operations raise substantial doubt regarding our ability to continue as a going concern.

We currently operate with limited resources. We have incurred significant losses since our inception and have never generated revenue or profit, and it is possible we will never generate revenue or profit. Based on our current operating plans, and without additional funding, we believe we will not have sufficient funds to meet our obligations within the twelve months from the issuance of our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for the period ended September 30, 2019. These factors raise substantial doubt about our ability to continue as a going concern. We have relied on our ability to fund our operations primarily through public and private equity financings, but there can be no assurances that such financing will continue to be available to us on satisfactory terms, or at all.

Securing additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop and commercialize any of our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to obtain funding, we would be forced to delay, reduce or eliminate our research and development programs, which would adversely affect our business prospects. In addition, if we are unable to raise capital, we will also need to implement cost reductions, and any failure to effectively do so will harm our business, results of operations and future prospects. The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations. If we are unable to continue as a going concern, investors could lose all or part of their investment in our Company.

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

We expect that our current cash and cash equivalents will be used primarily to fund our ongoing research and development efforts over the coming months. We will be required to expend significant funds in order to advance the development of BXCL501, BXCL701 and our other product candidates. In addition, while we may seek one or more collaborators for future development of our current product candidate or any future product candidates that we may develop for one or more indications, we may not be able to enter into a collaboration for any of our product candidates for such indications on suitable terms, on a timely basis or at all. In any event, the net proceeds of our IPO and our September 2019 Offering and our existing cash will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of our product candidates or our other preclinical programs. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Further financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

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

The success of BXCL501, BXCL701 and our other product candidates will depend on several factors, including the following:

•	acceptance of an Investigational New Drug, or IND, for the conduct of clinical trials of product candidates and proposed design of future clinical trials;
•	initiation, progress, timing, costs and results of clinical trials of our product candidates and potential product candidates;
•	establishment of a safety, tolerability and efficacy profile that is satisfactory to the FDA or any comparable foreign regulatory authority for marketing approval;
•	the timing and performance of our current and future collaborators;
•	the extent of any required post-marketing approval commitments to applicable regulatory authorities;
•	establishment of supply arrangements with third-party raw materials suppliers and manufacturers;
•	establishment of arrangements with third-party manufacturers to obtain finished drug product that is appropriately packaged for sale;
•	adequate ongoing availability of raw materials and drug product for clinical development and any commercial sales;

•	obtaining and maintaining patent, trade secret protection and regulatory exclusivity, both in the United States and internationally;
•	protection of our rights in our intellectual property portfolio;
•	successful launch of commercial sales following any marketing approval;
•	a continued acceptable safety profile following any marketing approval;
•	commercial acceptance by patients, the medical community and third-party payors; and
•	our ability to compete with other therapies.

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

•	obtaining institutional review board, or IRB, approval at each site;
•	dependence on the needs and timing of third party collaborators;
•	recruiting suitable patients to participate in a trial;
•	clinical sites deviating from trial protocol or dropping out of a trial;
•	addressing patient safety concerns that arise during the course of a trial;
•	having patients complete a trial or return for post-treatment follow-up;
•	adding a sufficient number of clinical trial sites; or
•	manufacturing sufficient quantities of a product candidate for use in clinical trials.

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

For example, we believe that we will be able to proceed directly to Phase 3 registration trials of BXCL501 if we successfully complete our planned Phase 1b/2 open-label Proof of  Concept and bridging BA/BE studies. However, the FDA may not agree with our development plans and could require us to perform additional clinical trials or preclinical studies, including additional Phase 1 and/or Phase 2 clinical trials, before permitting us to conduct our planned registration trials.

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

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. While Article 50 of the Lisbon Treaty was invoked by the United Kingdom on March 29, 2017, substantial uncertainty remains regarding the timing and outcome of the negotiations, the terms of any withdrawal, as well as the scope and duration of a transitionary period, if any, following the expiration of the Article 50 period on January 31, 2020. Since a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, the referendum could materially impact the regulatory regime with respect to the approval of our product candidates in the United Kingdom or the European Union. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.

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

We expect to rely heavily on orphan drug exclusivity for our product candidates. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity. Orphan drug exclusivity in the United States provides that the FDA may not approve any other applications, including a full NDA, to market the same drug for the same indication for seven years, except in limited circumstances the applicable exclusivity period is ten years in Europe. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Although we have received orphan designation for BXCL701 for the treatment of pancreatic cancer, BXCL701 has not yet filed for orphan designation for the treatment of emergent Neuroendocrine Prostate Cancer.

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

As of September 30, 2019, BioXcel owned approximately 52.6% of the economic interest and voting power of our outstanding common stock. As long as BioXcel beneficially controls a majority of the voting power of our outstanding common stock, it will generally be able to determine the outcome of all corporate actions requiring stockholder approval, including the election and removal of directors. Even if BioXcel were to control less than a majority of the voting power of our outstanding common stock, it may influence the outcome of such corporate actions so long as it owns a significant portion of our common stock. If BioXcel continues to hold its shares of our common stock, it could remain our controlling stockholder for an extended period of time or indefinitely.

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

The ownership by our executive officers and our directors of shares of BioXcel common stock, options to purchase shares of BioXcel common stock, or other equity awards of BioXcel may create, or may create the appearance of, conflicts of interest. Our Chief Executive Officer continues to serve in the same respective roles at BioXcel. Two of our four directors currently serve on both our board of directors and the board of directors of BioXcel. Because of the current positions of our executive officer and our directors with BioXcel, they own shares of BioXcel common stock, options to purchase shares of BioXcel common stock or other equity awards of BioXcel. As of September 30, 2019, our Chief Executive Officer, Vimal Mehta, Ph.D. and one of our directors, Krishnan Nandabalan, Ph.D., each owned approximately 42% of outstanding BioXcel voting stock. Ownership by our executive officers and directors of common stock or options to purchase common stock of BioXcel, or any other equity awards, creates, or, may create the appearance of, conflicts of interest when these individuals are faced with decisions that could have different implications for BioXcel than the decisions have for us, including decisions that relate to our Services Agreement, Contribution Agreement, as well as potential agreements relating to future product candidates and AI-related services or collaborations. In connection with the various agreements and transactions entered into in connection with our separation from BioXcel, or the Separation, our chief executive officer has agreed to recuse himself with respect to voting on any matter coming before either BioXcel’s or our board of directors related to our relationship with BioXcel, although he will still be permitted to participate in discussions and negotiations. Any perceived conflicts of interest resulting from investors questioning the independence of our management or the integrity of corporate governance procedures may materially affect our stock price.

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

We may in the near future no longer qualify as a controlled company and, in accordance with the applicable listing rules of The Nasdaq Capital Market, would have to phase into compliance with certain requirements from which we are currently exempt and with which we do not currently comply, including the requirement that we have a nominating and corporate governance committee that is composed entirely of independent directors. If we lose controlled company status, we may not be able to attract and/or retain the number of independent directors needed to comply with the applicable listing rules of The Nasdaq Capital Market during the phase-in period for compliance.

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

Our strategy for the development and commercialization of our proprietary product candidates may include the formation of collaborative arrangements with third parties. We are a  party to several collaboration agreements (Research and Clinical), including agreements with Nektar Therapeutics, Inc., or Nektar, relating to Nektar’s NKTR-214 compound and BXCL 701. Existing and future collaborators have significant discretion in determining the efforts and resources they apply and may not perform their obligations as expected. Potential third party collaborators include biopharmaceutical, pharmaceutical and biotechnology companies, academic institutions and other entities. Third-party collaborators may assist us in:

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

As of September 30, 2019, we employed a total of twenty three full-time employees. In addition, we have access to certain of BioXcel’s employees and resources through the various agreements we have entered into with BioXcel. Our current internal departments include finance, research and development and administration. We have been expanding our management team to include an operation ramp up of additional technical staff required to achieve our business objectives. We will need to continue to expand our managerial, operational, technical and scientific, financial and other resources in order to manage our operations and clinical trials, establish independent manufacturing, continue our research and development activities, and commercialize our product candidate. Our management and scientific personnel, systems and facilities currently in place may not be adequate to support our future growth.

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

As of September 30, 2019, our directors, executive officers and principal stockholders, and their respective affiliates, beneficially owned approximately 55% of our outstanding shares of common stock. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

We are an “emerging growth company” and a “smaller reporting company” and are able to avail ourselves of reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies, which could make our common stock less attractive to investors.

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

BioXcel Therapeutics, Inc.

Dated: November 14, 2019	By:
/s/ Vimal Mehta
Vimal Mehta
Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2019	By:
/s/ Richard Steinhart
Richard Steinhart, Chief Financial Officer
(Principal Financial Officer)