Form 10-K
period 2019-12-31
BioXcel Therapeutics, Inc.
filed 2020-03-09
CIK 1720893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the year ended December 31, 2019
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to .

Commission file number 001‑38410

BioXcel Therapeutics, Inc.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	82‑1386754 (I.R.S. Employer Identification No.)
555 Long Wharf Drive New Haven CT (Address of principal executive offices)	06511 (Zip Code)

Registrant’s telephone number, including area code: (475) 238‑6837

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, par value $0.001 per share	BTAI	Nasdaq Capital Market

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

Large accelerated filer ☐	Accelerated filer ☐	Non‑accelerated filer ☒	Smaller reporting company ☒
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

As of June 28, 2019, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $63,469,644 (based upon the closing sale price of the registrant’s common stock reported on the Nasdaq Capital Market on that date). This calculation excludes shares held by the registrant’s current directors and executive officers and stockholders that the registrant has concluded are affiliates of the registrant.

There were 20,182,382 shares of our common stock outstanding at March 9, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2020 annual meeting of stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2019, are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10‑K contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	our plans relating to clinical trials for BXCL501, BXCL701 and our other product candidates;
•	our plans for 505(b)(2) regulatory path approval;
•	our plans to research, develop and commercialize our current and future product candidates;
•	our plans to seek to enter into collaborations for the development and commercialization of certain product candidates;
•	the potential benefits of any future collaboration;
•	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;
•	the rate and degree of market acceptance and clinical utility of any products for which we receive marketing approval;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our intellectual property position and strategy;
•	our estimates regarding expenses, future revenue, capital requirements and need for additional financing;
•	developments relating to our competitors and our industry;
•	the impact of government laws and regulations; and
•	our relationship with BioXcel Corporation.

These forward-looking statements are based on management’s current expectations. These statements are neither promises nor guarantees, but involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part I, Item 1A. “Risk Factors,”  Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K. Given these uncertainties, you should not rely on these forward-looking statements as predictions of future events. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

This Annual Report on Form 10-K also contains estimates, projections and other information concerning our industry, our business, and the markets for certain diseases, including data regarding the estimated size of those markets, and the incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources.

As used in this Annual Report on Form 10-K, unless otherwise specified or the context otherwise requires, the terms “we,” “our,” “us,” the “Company” or “BTI” refer to BioXcel Therapeutics, Inc. and its subsidiaries, and “BioXcel” or “Parent” refer to BioXcel Corporation, the Company’s parent.  All brand names or trademarks appearing in this report are the property of their respective owners.

PART I

Item 1. Business

Overview

BTI is a clinical stage biopharmaceutical company utilizing artificial intelligence to identify improved therapies in neuroscience and immuno-oncology. BTI's drug re-innovation approach leverages existing approved drugs and/or clinically validated product candidates together with big data and proprietary machine learning algorithms to identify new therapeutic indices. BTI's two most advanced clinical development programs are BXCL501, a sublingual thin film formulation designed for acute treatment of agitation resulting from neuropsychiatric disorders, and BXCL701, an orally administered systemic innate immunity activator designed for treatment of a rare form of prostate cancer, pancreatic cancer and advanced solid cancers in combination with other immuno-oncology agents.

The Company’s primary activities have been clinical and pre-clinical research and development of its two most advanced programs: BXCL501, a sublingual thin film formulation of dexmedetomidine, or Dex, designed for acute treatment of agitation resulting from neurological and psychiatric disorders, and BXCL701, an immuno-oncology agent designed for treatment of a rare form of prostate cancer and for treatment of pancreatic cancer and other solid tumors.

We intend to develop first‑in‑class, high value therapeutics by leveraging EvolverAI, a research and development engine created and owned by our parent, BioXcel. We believe the combination of our therapeutic area expertise and our ability to generate product candidates through our exclusive collaborative relationship with our parent company, BioXcel Corporation in the areas of neuroscience and immuno‑oncology gives us a significant competitive advantage. EvolverAI was developed over the last decade and integrates millions of fragmented data points using artificial intelligence, or AI and proprietary machine learning algorithms. After evaluating multiple product candidates using EvolverAI, we selected our lead programs because our analysis indicated these drugs may have utility in new therapeutic indices where there is substantial unmet medical needs and limited competition. By focusing on clinical candidates with relevant human data, we believe our approach will help us design more efficient clinical trials, thereby accelerating our product candidates’ time to market. We retain global development and commercialization rights to these two programs.

We operate in a single segment. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker in making decisions regarding resource allocation and assessing performance. To date, our chief operating decision maker has made such decisions and assessed performance at the company level as one segment.

Our Clinical Programs

The following table summarizes our lead development programs:

Our Strategy

Our goal is to become a leader in the field of neuroscience and immuno‑oncology. The key elements to achieving this goal are to:

•	Advance BXCL501, a sublingual thin film formulation of Dex, a selective α2a adrenergic receptor agonist, designed for acute treatment of agitation, to approval through the Section 505(b)(2) pathway.
•

Neurological and Psychiatric Disorders.  We believe that BXCL501, if approved, has the potential to become the standard of care for the acute treatment of agitation arising from diseases such as schizophrenia, bipolar disorder, dementia, and other indications.

•

Additional Indications.    We recently announced plans to evaluate BXCL501 in opioid withdrawal and we may also plan to evaluate additional indications for acute treatment of agitation resulting from delirium, alcohol withdrawal and post-traumatic stress disorder, or PTSD. Dex has been shown to significantly reduce agitation in elderly patients experiencing post-surgical  induced delirium who did not respond to treatment with haloperidol, a potent major tranquilizer and antipsychotic that is used to treat symptoms for schizophrenia.

•

Agitation Franchise Expansion. We are also investigating potential treatments for the entire spectrum of agitation from pre-agitation to severe agitation. We are exploring the use of wearable digital device technology, such as the Apple watch, with the goal of the prevention and treatment of agitation including, if approved, the administration of BXCL501 prior to the onset of agitation. Additionally, we are considering a combination approach of BXCL501 and another agent for the treatment of chronic agitation. For severe agitation, a single use intramuscular, or IM, injection called KalmPen™ is under development.

•

Complete BXCL701 Phase 2 trials to evaluate its potential for the first-line treatment of treatment-emergent neuroendocrine prostate cancer, or tNEPC, and for the second-line treatment of pancreatic cancer.

•

tNEPC (Orphan Segment of Prostate Cancer).    BXCL701 was previously studied in multiple clinical trials and demonstrated single agent anti-tumor activity in melanoma, an immune-sensitive tumor. The U.S. Food and Drug Administration, or FDA, authorized our investigational new drug application, or IND, allowing us to initiate a Phase 2 trial evaluating BXCL701 in combination with Pembrolizumab (KEYTRUDA®) in tNEPC, and this trial opened to accrual in February 2019 and continues enrolling patients.

•

Pancreatic Cancer.    Preclinical data suggests that fibroblast activation protein positive, or FAP, contribute to checkpoint inhibitor resistance, and immunosuppression more generally in pancreatic cancer. We believe these data provide a strong rationale for combining BXCL701 with a checkpoint inhibitor such as avelumab (Bavencio) or nivolumab (Opdivo). Furthermore, we have observed synergy between BXCL 701 and Bempegaldesleukin (Nektar’s pegylated IL2), a CD122 based agonist of IL-2, in a preclinical pancreatic model. BXCL701 has been granted orphan drug designation by the FDA for the treatment of pancreatic cancer.

•

Basket Trial.  BXCL701 is being evaluated in an open-label phase 2 basket trial led by MD Anderson. The investigator led study is designed to evaluate the response rate of orally administered BXCL701, combined with Pembrolizumab (KEYTRUDA®) in patients with advanced solid cancers.  The study will evaluate both patients who are naïve to checkpoint therapy and those who are refractory to checkpoint therapy.

•

Potential for Expedited Review Programs.  Given that these indications represent high unmet medical needs with few treatment options, we intend to pursue breakthrough therapy designation and accelerated approval for tNEPC and pancreatic cancer.

•

Additional Indications.    We believe BXCL701 may be active at multiple stages of the cancer immunity cycle and therefore we believe BXCL701 offers a “pipeline in a product” platform given its potential for evaluation across other cancers. BXCL701 was granted an orphan drug designation for the treatment of acute myeloid leukemia in September 2019, its third orphan drug designation in addition to pancreatic cancer and melanoma. We believe existing preclinical evidence supports the combination of BXCL701 with checkpoint inhibitors and/or agents that act on “co-stimulatory” pathways within immune effector cells. Moreover, we believe agents that stimulate antibody dependent cell mediated cytotoxicity, (ADCC) or cell-based therapies such as chimeric antigen receptor T cell (CAR T) therapy, oncolytic viruses or therapeutic vaccines all represent potential combination with BXCL701.

•

Identify biomarkers to select patients who we believe have the highest likelihood to respond to our product candidates.  Predicting optimal drug responses in patients requires the identification and validation of predictive biomarkers. We believe that our ability to identify patient subsets most likely to respond to our product candidates will increase the clinical benefit to patients and improve the probability of success of our clinical trials. The indications for our lead product candidate BXCL701 were chosen in part because they are known to overexpress dipeptidyl peptidase, or DPP 8/9, and FAP. Our planned proof-of-concept clinical trial of BXCL701 will retrospectively examine biomarkers related to its molecular and cellular targets to identify those that may correlate with clinical efficacy and increase our likelihood of success.

•

Enhance our R&D pipeline by leveraging our therapeutic area expertise with EvolverAI to identify, develop and commercialize new product candidates in neuroscience and immuno‑oncology.  In addition to our leading clinical programs and our emerging and future pipeline, we intend to select our next clinical program during 2020. We have established translational and development expertise, which we believe will help us advance the present and future product candidates in these fields. We may also opportunistically in‑license additional product candidates identified through our AI platform approach within our core areas of expertise.
•

Maximize the commercial potential of our product candidates.  We have worldwide development and commercialization rights to our BXCL501 and BXCL701. If BXCL501 and BXCL701 are approved in the United States, we would consider building a specialty sales force in the United States and/or collaborate with third parties to maximize the potential of our product candidates. Furthermore, we intend to commercialize BXCL501 and BXCL701, if approved, outside the United States through collaborations with third parties.

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

Traditional drug development is plagued with low success rates (13.8%, according to an MIT study of 186,000 trials from January 2000 to October 2015), long drug development cycles (10-15 years, according to PhRMA Key Facts 2016) and exorbitant development costs ($2.6 billion per drug, according to PhRMA Key Facts). Furthermore, many serious diseases continue to go unaddressed due to limitations of the current drug discovery paradigm. The recent advent of numerous ‘omics’ technologies (genomics, proteomics) and rapid advances in science and medicine are generating terabytes of valuable unexploited knowledge that is widely distributed in multiple big data lakes with several orders of complexity and variety. Much of this data is not being systematically applied to the development of next generation therapeutics, thus preventing the optimization of drug development utilizing the understanding of technology, science, medicine, markets and commercial opportunities. The efficient and intuitive use of big data remains a bottleneck and a challenge to the pharmaceutical industry. Taken together, these factors underscore the need for fundamental new approaches to drug discovery and development. The market opportunity to identify new uses for existing pharmacological agents remains substantial, due to the lack of technology driven insights. Our parent, BioXcel, has created a proprietary R&D engine, EvolverAI, for drug re-innovation that provides a proprietary systems-based approach designed to unlock the hidden value in drugs. The combination of our therapeutic area expertise and our exclusive collaborative relationship with BioXcel enables us to screen, analyze, and identify the product candidates that we believe have a high likelihood of benefiting patients. The compounds in our pipeline have been identified using this proprietary platform.

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

This drug re-innovation model has been exemplified by the successful development and commercialization of drugs such as Tecfidera (Biogen, Inc.), Thalomid (Celgene Corporation) and Viagra (Pfizer, Inc., or Pfizer).  All of these drugs were identified by insights in biology and disease pathophysiology. The successful business models of biotech companies like Axsome-Therapeutics, Inc. and Karuna Therapeutics, Inc. are based on the re-innovation and combination of existing clinical candidates or marketed drugs to provide novel solutions for patients. Unfortunately, such discoveries have been severely limited in scope due to the lack of a genuinely integrated big data analytics based approach.

 We believe that only EvolverAI allows a comprehensive and unbiased evaluation of the complete pharmacological space. We believe our drug re-innovation model and exclusive collaborative relationship with BioXcel has the potential to reduce the cost and time of drug development, help us design more efficient trials and accelerate our product candidates’ time to market. This assumption is based on capitalizing product candidates with substantial clinical data and mitigated risk due to well defined safety profiles, known PK/PD properties, and an established manufacturing and regulatory path. Our approach is illustrated below:

BXCL501 Sublingual Thin Film, α2a Adrenergic Receptor Agonist, for Acute Treatment of Agitation

Overview

BXCL501 is an investigational sublingual thin film formulation of Dex designed for acute treatment of agitation in neurodegenerative and psychiatric disorders. Dex has been well tolerated, having been prescribed to millions of patients as the sedative anesthetic Precedex and has been studied in over 130 clinical trials. BXCL501 is designed to be a noninvasive, easy to administer sublingual agent and to have a rapid onset of action, which we believe is critical for the acute treatment of agitation. We estimate that 9.4 million patients experience agitation in the United States with up to 18.9 million at risk. These patients suffer from various neuropsychiatric disorders including schizophrenia, bipolar disorder, dementia, delirium, and opioid withdrawal. Agitation episodes that we believe could be addressed by BXCL501 can occur multiple times a year. The current treatment options for acute treatment of agitation utilize antipsychotics and benzodiazepines, which have suboptimal safety and compliance issues. Antipsychotics have a black box warning for use in the elderly and can produce acute debilitating side effects and should only be considered for IM delivery in highly aggressive patients requiring restraint. Benzodiazepines are predominantly in pill form, which require swallowing and can produce excessive sedation. We have designed and are implementing a clinical development program that takes advantage of the 505(b)(2) New Drug Application, or NDA, regulatory pathway and leverages the existing clinical and safety dataset of intravenous, or IV, formulation of Dex.

Agitation Overview and Market Opportunity

Psycho Agitation is a common symptom of neurological and psychiatric disorders that currently can only be addressed with invasive treatments in institutional facilities. Agitation is characterized by feelings of unease, excessive talking and/or unintentional and purposeless motions, such as wringing of the hands or pacing. People experiencing agitation may also express excitement, hostility, poor impulse control, tension, uncooperativeness and sometimes disruptive behavior, which could lead to aggression and violence. Often symptoms of agitation are observed with anxiety or aggressive behavior. In many cases, people develop agitation when treatment for their underlying disorder is not working well. Stressful situations or traumatic events can also trigger agitation. Agitation can occur suddenly or slowly and vary in length, lasting for a few minutes or for an extended period of time.

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

U.S. Market for Treating Agitation
	Schizophrenia & Bipolar Disorder	Dementia
Patients at Risk of Agitation	7,800,000	5,700,000
Patients Experiencing Agitation	~3,000,000 (40%)	~4,000,000 (70%)
Percent Treatable by BXCL501	50%?	100%
Addressable Market	~1,500,000	~4,000,000
Estimated Annual Doses per Patient	24	24#
Potential Addressable Annual Usage	~36,000,000	~96,000,000
* - Internal company estimates # - Episodes increase in frequency as dementia progresses

Limitations of Current Treatments for Agitation

Despite observed suboptimal safety and side effect profile, antipsychotics are currently used off‑label to treat agitation in dementia as well as delirium and are currently the standard of care for the acute treatment of agitation in schizophrenia and bipolar disease. IM delivered antipsychotics, such as haloperidol and risperidone, are used extensively in this setting but are invasive and often require patient restraint. Furthermore, these treatments include a black box warning for use in elderly patients. While sublingual tablet formulations utilizing antipsychotics have been developed, these sublingual formulations have long half‑lives (21‑24 hours) and significant side effects when given either acutely or chronically. Oral agents such as benzodiazepines are also used but have a slow onset of action and are consequently not effective in the acute treatment of agitation. Side effects of these agents include sedation, amnesia, confusion and a paradoxical response. They can intensify cognitive slowing, cause dependence and can contribute to increased risk of falls and fractures. In addition, long‑term use of benzodiazepines has been found to be habit‑forming and can cause addiction. Non‑adherence with oral agents can also be problematic as patients may attempt to spit out these medications.

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

The sublingual route of administration is becoming an accepted alternative to oral administration of drug delivery to the central nervous system, or CNS when rapid onset or more controlled delivery is required. Currently, there are six products that are approved for thin film administration. For example, BioDelivery Sciences International, Inc., a commercial-stage specialty pharmaceutical company dedicated to patients living with chronic conditions, has developed a buccal film formulation of buprenorphine for chronic pain management and of buprenorphine and naloxone for opioid dependence. We have developed BXCL501 as a differentiated sublingual thin film dosage form of Dex, which we believe, if approved, may offer benefits such as ease of use and quick absorption for rapid therapeutic effects.

Mechanism of Action: α2a Adrenergic Receptor and NE Role in Acute Agitation

BXCL501 is designed to be easily administered and to have a rapid onset of action. We believe that BXCL501, with its differentiated pharmacology and ease of administration, if approved, could potentially be a first‑in‑class, non‑invasive acute treatment for agitation that can be rapidly administered by physicians and caregivers. Dex is approved in the United States for the sedation of initially intubated and mechanically ventilated patients during treatment in the Intensive Care Unit, or ICU. It is also used in the intensive care setting for sedation of non‑intubated patients prior to and/or during surgical and other invasive procedures. Dex, launched in the United States as Precedex in 1999, is a selective α2a adrenergic receptor agonist that has a strong safety record and has been studied in over 130 clinical trials to date. It has also been launched in the European Union and multiple other countries under the trade name Dexdor as a sedative for intensive care patients. Dex gained approval by the European Medicines Agency, or EMA, for sedation of adult ICU patients (requiring a sedation level no deeper than arousal in response to verbal stimulation). It has been used to prevent or treat hyperactive delirium resulting from anesthesia in the ICU. Given these uses of the IV formulation of Dex, we believe Dex formulated in a sublingual thin film will allow for ease of administration in settings where rapid acute treatment of agitation is needed.

Phase 1 IV Dexmedetomidine Studies

Throughout 2018 and 2019 we completed four clinical trials and announced the results from several proof-of-concept Phase 1 studies of intravenous, or IV, Dex for acute treatment of agitation.

•

In June 2018, we announced positive results from a phase 1b trial evaluating IV Dex in healthy middle-aged and elderly participants. This initial study enrolled 16 healthy volunteers aged 55-75. The primary endpoint of the study was the dose and drug exposure levels required to produce mild sedation, which served as a surrogate endpoint for treating agitation using the Richmond Agitation- Sedation Scale, or RASS, score.

The goal of the healthy volunteer study, which was met, was to achieve mild sedation without any clinically meaningful cardiovascular side effects. The IV formulation of Dex achieved mild sedation or a RASS score of -1 in patients at a Dex exposure level without producing any clinically meaningful effects on blood pressure and/or heart rate. This activity was evident in eleven (11) out of twelve (12) subjects on the IV formulation of Dex and occurred within thirty minutes of starting the dose which produced the desired effect. In contrast, mild sedation was observed in only 1 out of 4 individuals on placebo. The mild sedative effects of the IV formulation of Dex persisted for ninety to one hundred and twenty minutes, a clinically relevant duration. The study also found that the IV formulation of Dex was well tolerated and the results supported further clinical evaluation of dexmedetomidine in acute treatment of agitation resulting from neuropsychiatric disorders including schizophrenia and Senile Dementia of the Alzheimer’s Type, or SDAT.

•

In November 2018, we announced positive results from a Phase 1b study evaluating IV Dex for acute treatment of agitation in patients suffering from schizophrenia. The trial met its primary endpoint by identifying a safe dose of IV Dex that produced a mild arousable sedation, defined by a RASS score of -1. The study enrolled a total of fourteen (14) patients. Ten (10) patients in the treatment arm received IV Dex therapy, while four (4) patients received placebo. Dose escalation was performed by infusing 0.2 to 0.6 mcg/kg/hr of the IV formulation of Dex over a period of thirty minutes. The dose range in this study was consistent with the range used in the healthy volunteer study.

The study demonstrated that nine out of ten patients in the treatment arm achieved a RASS score of -1, while no patients in the placebo arm experienced meaningful sedation. Additionally, the drug was well tolerated without any clinically meaningful adverse effects on blood pressure and/or heart rate. As a secondary endpoint, nine out of ten patients in the treatment arm had agitation reduced to a minimum as measured by a PEC score of 7 or below (“PEC” Positive and Negative Symptom Scale - Excitatory Component is a five item scale that measures symptoms of agitation with each item rated from 1 Absent to 7 Extreme) in contrast with 0 out of 4 of the placebo patients.

•

In January 2019, we announced positive results from a Phase 1 study evaluating IV Dex for acute treatment of agitation in patients suffering from SDAT. The SDAT trial met its primary endpoint by identifying a well-tolerated dose of IV Dex that produced a mild arousable sedation, defined by a RASS of -1.

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

•

In February 2019, we announced positive proof of concept data from a Phase 1b study of IV Dex in patients suffering from opioid withdrawal symptoms. The study provided evidence supporting further evaluation of BXCL501’s selective alpha-2a adrenergic receptor mechanism application in opioid withdrawal symptoms, in addition to acute treatment of agitation in schizophrenia, bipolar disorder and dementia.

The study enrolled total of fourteen patients with opioid dependence. Ten subjects were randomized to the treatment arm while five subjects were randomized to the placebo arm. Symptoms of opioid withdrawal were evaluated using the Clinical Opioid Withdrawal Scale, or COWS1, an 11-item scale that measures a constellation of withdrawal symptoms experienced after abstaining from opioid use. All ten subjects receiving IV Dex responded to treatment, while there were no responders in the placebo arm. Results from this study suggest that IV Dex mitigated the physiological symptoms of opioid withdrawal.

Data from the four IV Dex studies in healthy volunteers, schizophrenia patients, SDAT patients, and opioid withdrawal patients was used to determine the optimal dose of BXCL501.

BXCL501 Clinical Trials

In December 2018, the FDA accepted our IND application for BXCL501, authorizing us to initiate a first-in-human pharmacokinetic (bioavailability) and safety study in healthy volunteers.

Following the IND acceptance, on December 27, 2018, we announced that the FDA had granted us Fast Track Designation for BXCL501 for the treatment of acute agitation.

FDA’s Fast Track program is designed to provide certain benefits for new drugs that treat serious or life-threatening conditions and demonstrate the potential to address unmet medical needs. The designation provides the opportunity for more frequent meetings with the FDA over the course of development and allows for the potential of rolling submission of individual sections of an NDA for review. If supported by clinical data, this designation allows for the potential of priority review.

In December 2018, we dosed multiple patient cohorts in our Phase 1 pharmacokinetic (bioavailability) and safety study of BXCL501.

In May 2019, we announced positive top line data from the Phase 1 pharmacokinetic, or PK, (bioavailability) and safety study of BXCL501. Administration of BXCL501 achieved targeted exposure levels that were observed to be therapeutic in our prior IV Dex study.

The IND-opening Phase 1 study was a double-blinded placebo-controlled, single-dose, dose-escalation study of BXCL501 that enrolled 42 adult volunteers across various dosing groups. The primary endpoints of the study were PK and safety, while secondary endpoints included assessment of pharmacodynamics, or PD, and the relationship between BXCL501 concentrations and PD endpoints.

Findings from the study indicated that BXCL501 rapidly achieved exposure levels consistent with the levels observed in IV Dex study in schizophrenia patients that we announced in November 2018. Results from the Phase 1 study also showed dose-proportional PK consistent with the IV Dex study with PD activity lasting 4 to 6 hours, which we believe are clinically favorable features.

Additionally, clinical data from the study indicates BXCL501 was well tolerated. There were no serious adverse events. The most common adverse event was drowsiness, observed at rates similar to placebo. All adverse events were mild to moderate and transient. There was no clear sedative effect in comparison with placebo. Cardiovascular changes were not clinically meaningful. A maximum tolerated dose was not reached. PK data from the study are illustrated below.

In July 2019, we announced positive top-line results from our Phase 1b, randomized, double-blind, placebo-controlled, multi-center, U.S. trial, evaluating multiple doses of BXCL501 for acute treatment of agitation in 135 patients with schizophrenia.  BXCL501 met the trial’s primary endpoint of showing a statistically significant mean reduction in PEC score at two hours compared to placebo, with rapid and durable reductions in PEC score maintained for 4 to 6 hours.

A reduction in the PEC score for agitation was observed with rapid calming without excessive sedation at two hours and at earlier time-points. The 80 mcg, 120 mcg and 180 mcg doses of BXCL501 showed reductions of PEC scores of -7.1, -9.2 and -10.8, respectively, compared to -4.5 for placebo at two hours. The results for these three doses were statistically significant in patients treated compared to placebo (80 mcg; p=0.0152), (120 mcg; p=0.0003), and (180 mcg; p<0.0001) with clinically meaningful, rapid and durable reductions in PEC score. We also observed clinically meaningful but not statistically significant reductions in PEC scores of -6.0 following 60 mcg at two hours (p=0.1227).

The secondary evaluations included assessment using the Agitation-Calmness Evaluation Scale, or ACES, which evaluated the potential calming effects of BXCL501. The ACES assessment was consistent with the analysis of the primary endpoint, and met statistical significance for calming as measured by ACES at two hours compared to placebo in the three highest doses evaluated (80mcg; p=0.0156), (120 mcg; p=0.0005) and (180 mcg; p<0.0001). BXCL501 was well-tolerated with no serious or severe adverse events across the entire dose range; the most common treatment-related adverse events were mild somnolence and dry mouth. Results from the primary and secondary endpoints are outlined below.

On August 20, 2019, we announced that the U.S. Department of Defense’s Congressionally Directed Medical Research Program awarded a planning grant as a part of its Alcohol and Substance Abuse Disorders Research Program related to the development of BXCL501. The grant is expected to support the development of a clinical study to evaluate the use of BXCL501 for the treatment of alcohol and substance use disorders, particularly related to post-traumatic stress disorder and traumatic brain injury.

In September 2019, we announced plans to investigate the development of using wearable digital device technology such as the Apple Watch, with the goal of enhancing the prevention and treatment of agitation including, if approved, the administration of BXCL501 prior to the onset of agitation. We plan to conduct a feasibility study with potential applications in commercially available wearable digital devices to measure nervous and motor system activity relevant to both agitation and the mechanism of action of BXCL501. This study is expected be conducted in collaboration with both clinical investigators and a third-party digital solutions provider.

 In December 2019, we announced our plans to initiate our pivotal Phase 3 studies following an end-of-Phase 2 meeting with the FDA. We reached a general consensus with the FDA regarding the key elements of the designs for our SERENITY (Sub-Lingual DExmedetomidine in Agitation Associated With SchizophRENIa and Bipolar Disorder STudY) program, two Phase 3 studies of BXCL501 for the acute treatment of agitation in patients with schizophrenia and bipolar disorder.

In December 2019, we also announced initiation of our SERENITY program, with topline data from both Phase 3 trials expected in mid-2020. The SERENITY studies are randomized, double-blinded, placebo-controlled, adaptive trials of up to 750 patients 18 to 75 years of age. SERENITY I will enroll patients with agitation associated with schizophrenia, with each arm receiving either BXCL501 at 120 micrograms, 180 micrograms or a placebo. SERENITY II will evaluate patients with agitation associated with bipolar disorder, also with each of three arms receiving either BXCL501 at 120 micrograms, 180 micrograms or a placebo. The primary endpoint of the trials is reducing acute agitation measured by the Positive and Negative Syndrome Scale, examining the Excited Component, or PEC change from baseline compared to placebo. A key secondary endpoint includes determining the earliest time where an effect on agitation is apparent as measured by the change from baseline in PEC total score. Topline data from both of these Phase 3 trials are expected in mid-2020.

In January 2020, we announced that the first patient had been enrolled in a Phase 1b/2 trial of BXCL501 for the acute treatment of agitation in patients with dementia. Topline data from this trial are expected in mid-2020.

In February 2020, we announced FDA clearance of our investigational new drug application, or IND, for BXCL501 for the treatment of opioid withdrawal symptoms. We are preparing to initiate a Phase 1b/2 clinical trial.

In February 2020, we also announced the initiation of an investigator sponsored clinical trial designed to evaluate the safety and efficacy of BXCL501 and measure biomarkers associated with agitation in patients with schizophrenia and their response to treatment with BXCL501. The trial is designed to identify biomarkers, such as skin conductance response, heart rate variability, and blood pressure, that can potentially be used as an initial signal for treatment and expand the BXCL501 development program to evaluate new chronic disease indications.

We are continuing to evaluate development plans for BXCL501 as a potential treatment for acute agitation in hyperactive delirium and for chronic agitation, as well as developing a single-use intramuscular injection for severe agitation.

Treatment of agitation remains a significant global healthcare challenge in patients with drug and alcohol withdrawal, delirium and post-traumatic stress disorder, as the currently available treatment options are suboptimal, invasive, difficult to administer and often pose safety issues.

Other Neuropsychiatric /Neurodegenerative Indications

Given the differentiated design features of BXCL501 and its selective mechanism of action, we believe that BXCL501 has the potential for broad applicability across several indications where agitation is a symptom of a condition or underlying disease. Schizophrenia and bipolar disorder were chosen as our lead indications. Dementia was chosen based on high unmet medical need and lack of a safe and well-tolerated standard of care for acute treatment of agitation in elderly patients suffering from acute dementia. Schizophrenia and bipolar disorder were also chosen because of the high incidence of agitation in the emergency room and psychiatric outpatient setting resulting from agitation due to residual psychosis or hypo/mania and the need for a noninvasive rapidly acting agent in this setting. There are additional neurological and psychiatric disorders as well as medical conditions where agitation is a symptom that requires treatment.

A brief description of potential indications that we could pursue in the future with BXCL501 is summarized below. We will determine the timing and prioritization of additional indications as warranted by emerging data.

•

Opioid Withdrawal Syndrome. The burden of treating the current ongoing epidemic of heroin and opiate dependence remains a major priority for federal and state public health services and private healthcare industry. Opioid withdrawal is characterized by physiological symptoms of activation of various bodily functions clinically measured using opioid withdrawal symptom scales (e.g. COWS). Currently preferred options for treatment of acute opioid withdrawal include Medication Assisted Treatment, or MAT, which substitutes opiates with lesser abuse potential drugs such as methadone or buprenorphine. Recently lofexidine (Lucemyra ®), with a similar mechanism of action to Dex, was approved for the treatment of symptoms associated with acute opioid withdrawal. We believe Dex may similarly treat symptoms of acute opioid withdrawal similar mechanism of action by reducing withdrawal symptoms. We believe that the intrinsic properties of Dex delivered via BXCL501, if successfully developed and approved could provide advantages to patients, providers and payers over other currently available non-opioid interventions for acute opioid withdrawal for individuals suffering from opioid use disorder.

We announced results from our Phase 1b study of IV Dex in patients suffering from opioid withdrawal symptoms in February 2019. The positive data from this Phase 1b trial provided evidence supporting the expansion of the BXCL501 development programs beyond the company’s current focus for acute treatment of agitation in neuropsychiatric indications. The study provided evidence supporting further evaluation of BXCL501’s selective alpha-2a adrenergic receptor mechanism in opioid withdrawal symptoms, in addition to the acute treatment of agitation in schizophrenia, bipolar disorder and dementia. Opioid addiction is difficult to overcome largely because of the severe symptoms associated with withdrawal, an area in need of more effective non-opioid treatment options. This unmet need in conjunction with our positive IV Dex study allowed us to begin preparing for a Phase 1b/2 study to evaluate BXCL501 in patients experiencing symptoms of opioid withdrawal. On February 5, 2020, we announced FDA clearance of our IND application for BXCL501 for the treatment of opioid withdrawal symptoms. We are preparing to initiate a Phase 1b/2 clinical trial.

•

Delirium.  There are a number of studies which suggest that Dex can either prevent or mitigate agitation resulting from delirium based on information in an article published in the International Journal of Scientific Reports in 2017 by Zhang et al. We believe BXCL501, if approved, could be used in non‑surgical medical situations where hyperactive delirium is an outcome. We also believe BXCL501 would potentially be of high value in elderly patients in many medical situations outside of the ICU, such as the hospital floor and nursing homes. As a result of the delirium studies mentioned in the clinical section above, there is a defined therapeutic index in elderly patients which we believe may allow us to directly initiate a proof-of-concept clinical trial, without conducting separate evaluations of the IV formulation of Dex, potentially followed by a registrational trial with BXCL501. The company is currently establishing a strategic development plan to study BXCL501 in hyperactive delirium.

•

Alcohol Withdrawal Syndrome.  Acute alcohol withdrawal remains a widespread problem in hospitalized patients. Benzodiazepines remain the primary treatment for alcohol therapy to help control hyperadrenergic output in patients resulting in withdrawal. These patients are at increased risk of experiencing respiratory depression from benzodiazepine therapy. Based on information in an article published in The American Journal of Drug and Alcohol Abuse in 2015 by Wong et al., in clinical trials, IV administration of Dex has shown potential for treating alcohol withdrawal syndrome. We believe that performing a controlled clinical trial with BXCL501 in this population would be a logical next step to develop this product candidate. In August 2019, we announced the award of a grant by the U.S. Department of Defense’s Congressionally Directed Medical Research Programs to evaluate the use of BXCL501 for treatment of alcohol and substance use disorders, or ASUD, related to PTSD and traumatic brain injury. Further planning is currently underway

•

Hyperarousal in PTSD.  Hyperarousal is a primary symptom of post‑traumatic stress disorder, or PTSD. It occurs when a patient becomes hyperaroused which could be as a result of a trigger or another event leading to recollection and re-experiencing or thinking about their trauma. Even though real danger may not be present, their body acts as if there is present danger, causing lasting stress after a traumatic event. The symptoms of hyperarousal include irritability, anger and angry outbursts, constant anxiety, restlessness and sleeping problems. We believe that BXCL501 has the potential to reduce symptoms which lead to agitation as well to produce a more natural sleep if taken before bedtime.

BXCL701, DPP 8/9 and FAP Inhibitor for the Treatment of tNEPC and Pancreatic Cancer

BXCL701

BXCL701 is a highly potent, oral small molecule immuno‑modulator that is designed to both stimulate the innate immune system and inhibit immune evasion by inhibiting dipeptidyl peptidase, or DPP, 8/9 and fibroblast activation protein, or FAP. tNEPC and pancreatic cancer were selected as our lead indications after evaluating more than 100 different cancer types. These two indications are in the top three cancers that overexpressed or amplified DPP 8/9 and FAP. Data in the literature points to a functional role for DPP 8/9 in the biology of tNEPC.  Moreover, in a number of animal models, notably pancreatic cancer, BXCL701 showed combinatorial activity with checkpoint inhibitors and other combination partners.  Administration of these triple combinations resulted in complete regression with the generation of functional T-cell memory in selected animal models.  Specifically, DPP8 and DPP9 have been shown recently to behave as “immuno‑checkpoints,” as their inhibition results in a potent pro‑inflammatory, anti‑tumor activity by way of the induction of pyroptosis in macrophages. Pyroptosis results in induction of a number of cytokines, notably the pro-inflammatory cytokines IL-1β and IL-18. This cytokine induction is believed to result in the downstream stimulation of multiple tumor‑killing immune cells.  Our preclinical data supports this hypothesis, as cancer models with a high density of macrophages have responded robustly to BXCL701 containing combination therapy, while models with lower density of macrophages did not respond robustly to BXCL701 containing combination therapy. Taken together we believe that BXCL701 may activate an important component of the innate immune system thereby functionally inflaming the tumor microenvironment. Induction of an innate immune response within the tumor provides a host of pro-immune signals which drive subsequent stimulation and recruitment of the adaptive immune system.

Clinically, BXCL701 has been evaluated in more than 700 healthy subjects and cancer patients across multiple clinical trials, which provided evidence regarding tolerability, proof of mechanism, and single agent anti- tumor activity. In the latter case, single agent activity was seen in melanoma patients, an immuno sensitive tumor. While providing evidence regarding the safety profile of the drug, these clinical studies also identified a maximum tolerated and recommended Phase 2 dose to use in future clinical trials.

BXCL701 is in development for the treatment of tNEPC, a segment of prostate cancer patients that have progressed on second generation androgen inhibitors (Zytiga and Xtandi).  Approximately one in four patients treated with Zytiga and Xtandi are expected to develop tNEPC based on current clinical literature. The combined global sales of Zytiga and Xtandi, which are only approved for prostate cancer treatment, were over $7 billion in 2018 and we believe such sales number gives a perspective of the potential market for BXCL701 in this indication. Additionally, generic alternatives for Zytiga became available in the U.S. market in 2019 and we therefore expect the number of patients with access to androgen inhibitor therapy to increase.

In pancreatic cancer, we estimate that approximately 20,000 patients annually would be eligible for treatment with BXCL701, if approved, as about 50% of pancreatic cancer patients can receive second-line therapy based on information in an article published in the Annals of Oncology in 2013 by Rahma et al.

Neuroendocrine-Prostrate Cancer Overview and Market Opportunity

Prostate cancer is the most common malignancy and is the second leading cause of cancer death in men in the United States. In 2016, there were an estimated 3 million men with prostate cancer in the United States. According to estimates from Surveillance, Epidemiology and End Results Program, SEER, more than 174,000 men are expected to be diagnosed and more than 31,000 men were expected to die from prostate cancer in 2019. While the five‑year survival rate of local and regional prostate cancer is almost 100%, more aggressive forms of the disease such as metastatic prostate cancer have a five‑year survival rate of approximately 30%. These aggressive forms of prostate cancer can initially be treated with androgen deprivation therapy, or ADT, however, almost all patients experience a recurrence in tumor growth which results in the patient having castrate resistant prostate cancer, or CRPC. An estimated 180,000 men in the United States are eligible for treatment with the second‑generation anti‑androgen drugs Zytiga and Xtandi. These drugs have widely become the standard of care and generated combined worldwide sales of over $7 billion in 2018.

Unfortunately, virtually all the patients who respond to Zytiga and Xtandi are expected to progress to even more aggressive forms of prostate cancer requiring further treatment. About one in four of the progressing patients will develop very aggressive, androgen receptor, or AR‑independent tumors, or tNEPC, for which there is no effective treatment based on information in an article published in the Journal of the National Comprehensive Cancer Network in 2014 by Agarwal et. al. and an article published by Journal of Clinical Oncology in 2014 by Wang et. al. tNEPC specifically displays neuroendocrine differentiation, either pathologically with the presence of the typical neuroendocrine small cells, or molecularly by expressing neuroendocrine markers. BXCL701 is designed to target this tumor segment because tNEPC has specific biology that we believe is addressable by the mechanism of action of BXCL701.

Large market Opportunity: tNEPC
U.S. Prostate Cancer Patient Population	~3,000,000
Patients Eligible for Treatment with ADT	~180,000 (6%)
Patients progressing to tNEPC	~20,000

Limitations of Current Treatments for tNEPC

There is no approved therapy for tNEPC. tNEPC patients are treated off‑label with cytotoxic chemotherapies, such as platinum‑based regimens. These treatments have poor efficacy due to their short duration of response and substantial toxicity. While the immuno‑oncology field has made several advances in the treatment of solid tumors several trials of immuno‑oncology agents in patients with prostate cancer, and specifically tNEPC, have shown limited or no anti‑tumor activity. We believe BXCL701, if approved, has the potential to be first‑in‑class therapy in tNEPC given its potential to convert immuno‑resistant tumors to immuno‑sensitive tumors (“cold” to “hot” tumors).

Our Solution: BXCL701, A Potential First‑in‑Class, Oral, Small Molecule Inhibitor of DPP 8/9 and FAP

We are not aware of any clinical stage competitors of BXCL701 in the DPP inhibitor class. The product candidate is designed to address the various ways by which DPP 8/9 and FAP play a role in the biology of tNEPC and pancreatic cancer. Specifically, BXCL701 is designed to directly affect tNEPC tumor cell survival and metastases but also modulate anti-cancer immunity against tNEPC and pancreatic cancer as described below.

•Immuno‑mediated Activity Against tNEPC.  We believe BXCL701 may modulate the immune system in multiple ways based on information in an article published by Nature Chemical Biology in 2017 by Okondo et al. and an article published in PLOS One in 2013 by Walsh et al., several of which are relevant to its potential to treat tNEPC, including:

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

BXCL 701 for the Treatment of Pancreatic Cancer

Pancreatic Cancer Overview and Market Opportunity

Pancreatic adenocarcinoma, more commonly referred as pancreatic cancer, represents one of the highest unmet needs in oncology. The American Cancer Society estimates that in 2020 there will be approximately 57,600 new diagnoses and 47,000 deaths. Pancreatic cancer has a median five‑year survival rate of only about 9% for all stages combined. Recently, several new therapies have been developed consisting of new formulations of approved chemotherapies. However, these new therapies have limited efficacy with relatively short survival advantages, and well‑known toxicities. It is well understood that the development of new efficacious drugs with manageable toxicity is required to achieve durable responses and increase survival in pancreatic cancer. Pancreatic cancer is known to be a highly immuno‑resistant tumor. Multiple attempts to show anti‑tumor activity of immunotherapies including immune checkpoints have failed due to primary resistance mechanisms. We believe BXCL701 has the potential to address the resistance to immune checkpoint inhibitors (to make “cold” tumors “hot”) and the combination with Anti-PD-1 inhibitors and other agents, particularly those such as Nektar Therapeutics’ Bempegaldesleukin activate the adaptive immune response, could generate long and profound responses and the survival increase needed to make a true breakthrough in the treatment of pancreatic cancer.

Abraxane, a new formulation of the chemotherapy agent paclitaxel in combination with gemcitabine, is considered to be the standard of care for newly diagnosed pancreatic cancer in U.S. markets, with annual sales of over $1 billion in 2018. Onivyde, a liposomal formulation of the chemotherapy agent irinotecan, was recently approved for use in second‑line pancreatic cancer based on a two‑month survival increase (six months vs. four months) and only 7.7% ORR, with annual sales of approximately $109 million in 2018. Our initial clinical development plan will target second‑line or later pretreated patients, specifically the 50% or more that remain in good clinical condition after first‑line treatment and thus may receive one or more subsequent lines of chemotherapy. Therefore, we believe that the potential number of patients treatable with the combination of BXCL701, a check point inhibitor and Nektar 214, if successfully developed and approved, would be approximately 20,000.

Pancreatic cancer is a high unmet medical need, where approved therapies have limited activity and patients have short survival. As in tNEPC, single agent immune checkpoint inhibition has not shown single agent anti‑tumor activity in pancreatic cancer patients, except in the very small (1-2%) fraction that exhibit MSI-H phenotype, indicating the need to optimize their activity. Preclinical studies suggest that the combination of DPP8/9 and FAP and immune checkpoint inhibition was active. BXCL701 has been granted orphan drug designation from the FDA for the treatment of pancreatic cancer.

Large market Opportunity: Pancreatic Cancer
U.S. Pancreatic Cancer Patient Population	~74,000
Patients Eligible for Second Line Therapy	~37,000 (50%)
Patients progressing to tNEPC	~20,000

BXCL 701 Clinical Trials

In November 2018 we announced that the FDA accepted our IND for BXCL701. We subsequently initiated a Phase 1b /2 trial evaluating the combination of BXCL701 and pembrolizumab (Keytruda®) in tNEPC patients during the fourth quarter of 2018.

The goal of this single arm, Simon 2-stage open label study is to examine the safety, pharmacokinetics and anti-tumor activity combining of BXCL701 and pembrolizumab in tNEPC patients with the primary efficacy endpoint of objective response rate. In October 2019 we presented top-line data from the first safety cohort at the 2019 Annual Prostate Cancer Foundation Scientific Retreat. In this initial cohort (n = 3 patients), the combination of BXCL701 (0.4mg/day) and Keytruda® showed no serious adverse events or dose limiting toxicities. Preliminary data from the patient cohorts consisting of 400 mcg of BXCL701 plus Keytruda® and 600 mcg of BXCL701 along with Keytruda® has demonstrated on-target side effects consistent with cytokine activation at the highest once-daily dose tested and preliminary PK of BXCL701 are also within expectations. Of the 6 patients dosed in connection with this trial, the majority of patients remain on treatment, with one patient experiencing acidosis with a fatal outcome.  We are currently enrolling patients in the 600 mcg cohort with a split dose and expect to complete dosing in the first quarter of 2020. Data as of January 30, 2020 from this open label trial of patient cohorts consisting of 400 mcg of BXCL701 in combination with Keytruda® and 600 mcg of BXCL701 in combination with Keytruda® showed on-target adverse events that we believe are consistent with cytokine activation at the highest once-daily dose tested. BXCL701 also showed preliminary pharmacokinetic results that were within expectations. Of the 6 patients dosed as of the data cutoff date, the majority of patients remained on treatment. One patient experienced acidosis with a fatal outcome that was determined by the investigator to be possibly related to BXCL701. We are currently enrolling patients in the 600 mcg cohort with a split dose and expect to complete dosing in the first quarter of 2020. Topline data from this trial are expected in the second half of 2020, prior to advancing to the Phase 2 efficacy portion of the trial.

In June 2019, we announced that our Clinical Trial Application was accepted by the U.K. Medicines and Healthcare products Regulatory Agency for the double combination trial of BXCL701 and Keytruda® in treatment-related neuroendocrine prostate cancer patients. We have activated two clinical sites in the U.K. and are planning to open a third clinical site, subject to approval from local U.K. authorities. This is the first step in our plan to expand our clinical trials globally.

In June 2019, we also announced that the FDA had cleared our IND application to initiate a clinical trial evaluating the triple combination of BXCL701, bempegaldesleukin (produced by Nektar Therapeutics, Inc., or Nektar) and BAVENCIO® (avelumab, Merck KGaA, Darmstadt, Germany and Pfizer) in pancreatic cancer. We expect to initiate the trial in the second half of 2020, following Nektar and Pfizer’s safety run-in study of a double combination of Bempegaldesleukin and avelumab, pending the outcome of the double combination arm of the trial.

In December 2019, we announced the expansion of the clinical evaluation of BXCL701 into multiple advanced solid tumors. The MD Anderson-led Phase 2 open-label basket trial is designed to evaluate the response rate of orally administered BXCL701, combined with KEYTRUDA® in patients with advanced solid cancers. The study will evaluate both patients who are naïve to checkpoint therapy and those who are refractory to checkpoint therapy. MD Anderson has indicated that it expects to initiate this trial in the first half of 2020 with initial data expected in the second half of 2020.

We are continuing to explore additional indications for BXCL701 with synergistic combinations.

Nektar Therapeutics Collaborative Agreement

On September 21, 2018, the Company entered into a Clinical Trial Collaboration Agreement, or the Collaboration Agreement, with Nektar Therapeutics, a Delaware corporation, or Nektar. Pursuant to the Collaboration Agreement, the Company and Nektar will jointly collaborate to conduct a Phase 1/2 clinical trial evaluating a combination therapy using  BXCL701, Bempegaldesleukin, a CD122-biased agonist and a checkpoint inhibitor as a potential therapy for pancreatic cancer and such other clinical trials evaluating the combined therapy as may be mutually agreed upon by the parties,  each referred to as a Combined Therapy Trial. Under the Collaboration Agreement, the parties will split all out-of-pocket costs reasonably incurred from third parties in connection with the performance of a Combined Therapy Trial, including, but not limited to, third party contract research organizations, laboratories, clinical sites and institutional review boards. Each party will otherwise be responsible for its own internal costs, including internal personnel costs, incurred in connection with each Combined Therapy Trial. The Company and Nektar will use commercially reasonable efforts to manufacture and supply its compound for each Combined Therapy Trial and will bear the costs related thereto. The parties have formed a joint development committee to oversee clinical trial design, regulatory strategy, and other activities necessary to conduct and support the Combined Therapy Trials. The Company will act as sponsor of each Combined Therapy Trial. Ownership of, and global commercial rights to, BXCL701 remains solely with the Company under the Collaboration Agreement. Ownership of any patent rights and study data that does not relate exclusively to BXCL701 or Bempegaldesleukin shall be jointly owned by the parties. Each party granted to the other party a non-exclusive, worldwide, non-transferable and royalty-free research and development license to such licensing party’s patent rights, technology and regulatory documentation to use its compound solely to the extent necessary to discharge its obligations under the Agreement with respect to the conduct of the Combined Therapy Trials.

Subject to termination rights for breach, bankruptcy or a material safety issue/clinical hold, the term of the Collaboration Agreement will continue in effect until completion by all centers or institutions participating in the Combined Therapy Trials, the delivery of study data to both parties and the completion of any then agreed upon protocol, statistical analysis and bioanalysis plan.

On March 4, 2019, the Company announced the addition of Merck KGaA, Darmstadt, Germany, which operates its biopharmaceutical business as EMD Serono in the USA and Canada, and Pfizer to the Nektar  clinical collaboration described above to evaluate a novel triple combination therapy in pancreatic cancer. The collaboration now includes avelumab, BXCL701 and NKTR-214 as a potential combination therapy for pancreatic cancer. Avelumab is a human anti-programmed death ligand (PD-L1) co-developed and co-commercialized by Merck KGaA Darmstadt, Germany and Pfizer.

Under the collaboration, BTI will continue to be responsible for initiating and managing the clinical program, with Merck KGaA, Darmstadt, Germany and Pfizer supplying avelumab and Nektar supplying NKTR-214. BTI and Nektar will equally share all development costs.

Other Immuno-oncology Indications

In addition to tNEPC and pancreatic cancer, we plan to leverage our existing preclinical and clinical data to identify other cancer types with high unmet medical need that we believe would benefit from BXCL701’s novel designed mechanism of action. We are prioritizing indications where the immuno‑suppressive microenvironment is driven by the potential molecular and cellular targets of BXCL701 and where the single agent activity of approved immune checkpoint inhibitors is limited. On September 4, 2019 we announced that the FDA granted Orphan Drug Designation for BXCL701 for the treatment of acute myeloid leukemia.

In addition, we believe BXCL701, if successfully developed and approved, may provide a platform for combination with immunotherapy modalities that go beyond the currently approved immune checkpoint agents that target the PD‑1/PD‑L1 axis. Following our proof-of-concept trials, we plan to conduct clinical trials covering a broad range of additional combinations with other immunotherapy agents including:

•	immune checkpoint inhibitors (other than PD‑1/PD‑L1)
•	cellular therapies (CAR‑T and chimeric antigen receptor natural killer cells)
•	therapeutic vaccines
•	ADCC driven monoclonal antibodies

Other Product Candidates

Neuroscience Program

We are targeting neuroscience disorders where there is high unmet medical need and therefore a requirement for symptom management is a priority (like agitation, seizures, dyskinesias) as well for transformative care for monogenic rare CNS disorders.

For symptomatic approaches, our neuroscience program is developing product candidates with a focus on treating symptoms for various neurological and psychiatric disorders. This entails re‑innovating existing agents through formulation changes and deuteration. The utilization of EvolverAI has identified several monogenic diseases with available animal models across rare neuroscience diseases. We utilize proprietary algorithms to identify associated mechanisms with existing pharmacology to test whether these agents can improve the disease profile in the animal model either through disease modification or symptomatic manner. The agents identified must be those that we believe are Phase 2 ready with a potential for a short, cost‑effective development plan (four to five years to potential NDA submission).

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

Finally, we continually leverage the artificial intelligence platform owned by our parent, to select and prioritize additional development opportunities to expand the current portfolio and broaden the addressable market for our lead programs through identification of new indications. This includes exploring additional combination therapy approaches to expand BXCL701’s target indications beyond tNEPC and pancreatic cancer.

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

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize medicines that are safer, are more effective, have fewer or less severe side effects, are more convenient or are less expensive than any medicines we may develop. Our competitors also may obtain FDA or other regulatory approval for their medicines more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third‑party payors seeking to encourage the use of generic medicines. There are many generic medicines currently on the market for certain of the indications that we are pursuing and additional generics are expected to become available over the coming years. If our therapeutic product candidates are approved, we expect that they will be priced at a significant premium over competitive generic medicines.

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

Neurological and Psychiatric Disorders

Drugs used for the acute treatment of agitation resulting from psychosis in schizophrenia and mania in bipolar disease are atypical antipsychotics administered IM and often require patient restraint. These include IM aripiprazole, olanzapine, ziprasidone and haloperidol. Oral products include the benzodiazepines, lorazepam and midazolam. Saphris (sublingual tablet asenapine) is an atypical antipsychotic that has been prescribed for use in children and teens for acute treatment of manic or mixed episodes associated with bipolar disease. Adasuve (inhaled loxapine) from Alexza is also a non‑invasive treatment.

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

Manufacturing

BioXcel Therapeutics does not have manufacturing facilities. We currently rely on strategic manufacturing partners and expect to continue to rely on third parties for the manufacture of our product candidates for clinical research as well as for eventual, possible commercial manufacturing.

For supply of drug substance and drug product for our BXCL501 clinical program, we have secured manufacturing partners.  We have completed manufacture of phase III clinical supply and registration  batches of our proprietary, sublingual thin film product.

We produce clinical drug product for BXCL701 under exclusivity with the original manufacturers of the active pharmaceutical ingredient, or API, and drug product tablets, respectively.

Manufacturing partners used for both programs currently manufacture commercial products and we consider them to be suitable for commercial supply for our programs, if approved.

Commercialization

We plan to retain our worldwide commercialization rights for some of our key product candidates while for other product candidates we might consider collaboration opportunities to maximize returns.

While we currently have no sales, marketing or commercial product distribution capabilities and have no experience as a company in commercializing products, we intend to build our own commercialization organization and capabilities over time. We are considering partnerships, joint ventures, and a variety of business partnerships for the Japanese and European Markets. We currently plan to retain US rights and are beginning to lay the groundwork for commercialization efforts. When appropriate, we will decide whether to build a specialty sales force to manage commercialization for these product candidates on our own or in combination with a larger pharmaceutical partner to maximize patient coverage in the United States and to support global expansion, especially as our programs have substantial opportunity for additional follow‑up indications alone or in combinations.

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

Patent Portfolio

As of February 17, 2020, we have filed applications in the core patent family protecting BXCL501 in the United States, Taiwan and as a pending patent cooperation treaty, or PCT, application.

We have filed applications in the core patent family protecting BXCL501 in the United States, Taiwan and as a pending PCT application.  Following entry into national phase, we intend to file for patent protection in major markets, including but not limited to Europe, Japan, China and Canada. We expect that patents issuing from these applications, if any, will expire no earlier than 2039.  We have also filed applications in three additional patent families that are relevant to BXCL501.  We have applications pending in the United States, Europe and Japan directed to methods of treating insomnia using sublingual Dex.  We expect that patents issuing from these applications, if any, will expire no earlier than 2035. We also have applications filed in fifteen countries, including the United States, Europe, Japan and China, directed to methods of treating agitation.  We expect that patents issuing from these applications, if any, will expire no earlier than 2037. Finally, we have a PCT application directed to intravenous administration of Dex.  We expect that patents issuing from these applications, if any, will expire no earlier than 2039.

We have multiple patent families filed to protect our BXCL701 program, including our core patent family directed to methods of using BXCL701 with immune checkpoint inhibitors, which is filed in the United States and seventeen other countries. Any patents issuing from that family should expire no earlier than 2036. We have a PCT application directed to combination therapies using BXCL701 with immune checkpoint inhibitors and approaches for modifying T-cell activity. We expect any patents issuing from this family to expire no earlier than 2038. Additional PCT and ex-US applications are directed to administering BXCL701 in combinations with various other molecules and dosing regimens. We expect that patents issuing from these applications, if any, will expire no earlier than 2039. Finally, we have four provisional applications directed to various dosing regimens and combination therapies.  Any patents issuing from those applications are expected to expire between 2039 and 2041 at the earliest.

We have filed patent applications to protect our proprietary drug programs in immuno-oncology, CNS and agitation. This encompasses our proprietary drug programs in immuno-oncology, CNS and agitation. These proprietary products and methods of use are covered in three separate PCT applications, four pending national phase applications and three pending United States provisional applications to date. However, we intend to file national phase patent applications in all other major counties (Europe, Canada, Japan, Australia and China) in the future. The term of individual patents depends upon the legal term for patents in the countries in which they are obtained. In most countries, including the United States, the patent term is 20 years from the earliest filing date of a non-provisional patent application. Depending upon the timing, duration and specifics of FDA approval of our product candidates, a United States patent we own or license may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent restoration term of up to five years as compensation for patent term lost during product development and the drug approval regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one half the time between the effective date of an IND, and the submission date of a NDA, plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension and the application for extension must be made prior to expiration of the patent. The United States Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future we intend to apply for restorations of patent term for some of our currently owned or licensed patents to add patent life beyond their current expiration date, depending on the expected length of clinical trials and other factors involved in the submission of the relevant NDA.

The patent positions of companies such as ours are generally uncertain and involve complex legal and factual questions. No consistent policy regarding the scope of claims allowable in patents in the field of method of use patents or reformulation patents has emerged in the United States. The relevant patent laws and their interpretation outside of the United States are also uncertain. Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our technology or product candidates and enforce the patent rights that we license, and also could affect the value of such intellectual property. In particular, our ability to stop third parties from making, using, selling, offering to sell, or importing products that infringe our intellectual property will depend in part on our success in obtaining and enforcing patent claims that cover our technology, inventions, and improvements. With respect to both licensed and company owned intellectual property, we cannot guarantee that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications we may file in the future, nor can we be sure that any patents that may be granted to us in the future will be commercially useful in protecting our products, the methods of use, or the manufacture of those products. Patent and other intellectual property rights in the pharmaceutical and biotechnology space are evolving and involve many risks and uncertainties. For example, third parties may have blocking patents that could be used to prevent us from commercializing our product candidates and practicing our proprietary technology, and the issued patents that we in license and those that may issue in the future may be challenged, invalidated, or circumvented, which could limit our ability to stop competitors from marketing related products or could limit the term of patent protection that otherwise may exist for our product candidates. In addition, the scope of the rights granted under any issued patents may not provide us with protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies that are outside the scope of the rights granted under any issued patents that we own or exclusively in license. For these reasons, we may face competition with respect to our product candidates. Moreover, because of the extensive time required for development, testing, and regulatory review of a potential product, it is possible that, before any particular product candidate can be commercialized, any patent protection for such product may expire or remain in force for only a short period following commercialization, thereby reducing the commercial advantage the patent provides.

Our Relationship with BioXcel Corporation

We are currently a 45.5% owned subsidiary of BioXcel and our pipeline compounds have been identified by applying BioXcel's R&D engine, EvolverAI, for drug re-innovation.

The Company has entered into an Amended and Restated Asset Contribution Agreement, pursuant to which BioXcel agreed to provide its rights, title and interest in BXCL501, BXCL701, BXCL502 and BXCL702, collectively, the “Candidates” or the BTI Business and all of the assets and liabilities associated to the Company in consideration for (i) 9,480,000 shares of our common stock, (ii) $1 million upon completion of our initial public offering, or IPO, (iii) $500,000 upon the later of the 12 month anniversary of an initial public offering and the first dosing of a patient in the bridging bioavailability/ bioequivalence study for the BXCL501 program, (iv) $500,000 upon the later of the 12 month anniversary of an initial public offering and the first dosing of a patient in the Phase 2 proof-of-concept open label monotherapy or combination trial with Keytruda for the BXCL701 program and (v) a one-time payment of $5,000,000 within 60 days after the achievement of $50,000,000 in cumulative net sales of any product or combination of products resulting from the development and commercialization of any one of the Candidates or a product derived therefrom. With the completion of the Company’s IPO in March 2018, $1 million was charged to Research and Development costs in connection with (ii) above and was paid on April 5, 2018. The Company paid $500,000 to BioXcel in connection with (iii) above in April 2019. In July 2019, the Company completed the first dosing of a patient in the combination trial of BXCL701 with Keytruda, and as a result the Company paid $500,000 to BioXcel in connection with (iv) above in July 2019.

We entered into a Separation and Shared Services Agreement with BioXcel that took effect on June 30, 2017, as amended and restated on November 7, 2017 and March 6, 2020, or the Services Agreement, pursuant to which BioXcel agreed to allow us to continue to use its office space, equipment, services and leased employees based on the agreed upon terms and conditions for a payment of defined monthly and/or hourly fees. The office space and equipment portion of the Services Agreement ended effectively on April 30, 2018 when the Company moved to new office space to accommodate additional personnel that had been hired. Services to be provided by BioXcel through its subsidiary in India, were originally expected to decrease through June 30, 2019. Services provided by BioXcel through its subsidiaries in India and the United States will continue indefinitely, as agreed upon by the parties.  These services are primarily for drug discovery and for chemical, manufacturing and controls cost.

Under the Services Agreement, we have an option, exercisable until December 31, 2020, to enter into a collaborative services agreement with BioXcel pursuant to which BioXcel shall perform product identification and related services for us utilizing EvolverAI. The parties are obligated to negotiate the collaborative services agreement in good faith and to incorporate reasonable market-based terms, including consideration for BioXcel reflecting a low, single-digit royalty on net sales and reasonable development and commercialization milestone payments, provided that (i) development milestones shall not exceed $10 million in the aggregate and not be payable prior to proof of concept in humans and (ii) commercialization milestones shall be based on reaching annual net sales levels, be limited to 3% of the applicable net sales level, and not exceed $30 million in the aggregate. BioXcel shall continue to make such product identification and related services available to us for at least five years from June 30, 2017. The parties are currently discussing extending the product identification and related services that BioXcel would provide under the collaborative services agreement, however as of the date hereof we have not reached a definitive agreement.

Government Regulation

The FDA and comparable regulatory authorities in state and local jurisdictions and in other countries impose substantial and burdensome requirements upon companies involved in the clinical development, manufacture, marketing and distribution of drugs such as those we are developing. These agencies and other federal, state and local entities regulate, among other things, the research and development, testing, manufacture, quality control, safety, effectiveness, labeling, packaging, storage, record keeping, approval, advertising and promotion, distribution, post‑approval monitoring and reporting, sampling and export and import of our product candidates. A new drug must be approved by the FDA through the NDA process before it may be legally marketed in the United States.

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

The process required by the FDA before product candidates may be marketed in the United States generally involves the following:

•

completion of extensive preclinical laboratory tests and preclinical animal studies, all performed in accordance with the FDA’s good laboratory practice, or GLP, requirements and other applicable regulations;

•	submission to the FDA of an IND which must become effective before human clinical trials may begin and must be updated annually;
•	approval by an independent institutional review board, or IRB, at each clinical site before each trial may be initiated;
•

performance of adequate and well‑controlled human clinical trials in accordance with good clinical practice, or GCP, requirements to establish the safety and efficacy of the product candidate for each proposed indication;

•	submission to the FDA of an NDA after completion of all pivotal clinical trials;
•	a determination by the FDA within 60 days of its receipt of an NDA file the application for review;
•	satisfactory completion of an FDA advisory committee review, if applicable;
•

satisfactory completion of an FDA pre‑approval inspection of the manufacturing facilities at which the API and finished drug product are produced and tested to assess compliance with cGMP regulations and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality, and purity;

•	satisfactory completion of FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data;
•	payment of user fees and securing FDA approval of the NDA to permit commercial marketing of the product for particular indications for use in the United States; and
•

compliance with any post‑approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and the potential requirement to conduct post‑approval studies.

Preclinical studies include laboratory evaluation of product chemistry, toxicity and formulation, as well as animal studies to assess potential safety and efficacy. Prior to beginning the first clinical trial with a product candidate in the United States, we must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for human studies. The IND also includes results of preclinical studies and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology, and pharmacodynamic characteristics of the product; chemistry, manufacturing, and controls information; and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to the proposed clinical trials. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before clinical trials can begin. Accordingly, submission of an IND may or may not result in the FDA allowing clinical trials to commence.

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

Furthermore, an independent IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site and must monitor the study until completed. Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing clinical trials and clinical trial results to public registries.

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

•

Phase 2.  Phase 2 includes controlled clinical trials conducted to preliminarily or further evaluate the effectiveness of the investigational drug for a particular indication(s) in patients with the disease or condition under study, to determine dosage tolerance and optimal dosage, and to identify possible adverse side effects and safety risks associated with the drug. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.
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

A registrational or pivotal study is any clinical study, which is designed to meet regulatory agency requirements for the evaluation of a product candidate’s efficacy and safety such that it can be used to justify the approval of the product. Generally, registrational or pivotal studies are Phase 3 studies but may also be Phase 2 studies if the trial design provides a well‑controlled and reliable assessment of clinical benefit and risk, particularly in situations where there is an unmet medical need.

Post-approval trials, sometimes referred to as Phase 4 studies, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA.

The FDA or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. In addition, some clinical trials are overseen by an independent group of qualified experts organized by the sponsor, known as a data safety monitoring board or committee. Depending on its charter, this group may determine whether a trial may move forward at designated check points based on access to certain data from the trial.

During the development of a new drug, sponsors are given opportunities to meet with the FDA at certain points. These points may be prior to submission of an IND, at the end of Phase 2, and before an NDA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor and the FDA to reach agreement on the next phase of development. Sponsors typically use the meetings at the end of the Phase 2 trial to discuss Phase 2 clinical results and present plans for the pivotal Phase 3 clinical trials that they believe will support approval of the new drug.  Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final drug. In addition, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

While the IND is active and before approval, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.

U.S. Review and Approval Process

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

The submission of an NDA is subject to the payment of substantial user fees; a waiver of such fees may be obtained under certain limited circumstances. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity. Under the Prescription Drug User Fee Act, or PDUFA, guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes twelve months from the date the NDA is submitted to FDA because the FDA has approximately two months to make a “filing” decision.

The FDA may refer an application for a novel drug to an advisory committee. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving an NDA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA may inspect one or more clinical trial sites to assure compliance with GCP requirements. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

After the FDA evaluates the NDA and conducts inspections of manufacturing facilities where the drug product and/or its API will be produced, it may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete, and the application is not ready for approval. A Complete Response Letter may require additional clinical data and/or an additional pivotal Phase 3 clinical trial(s), and/or other significant, expensive and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. If a Complete Response Letter is issued, the sponsor must resubmit the NDA or, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such additional information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval.

If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. The FDA could also approve the NDA with a REMS plan to mitigate risks. A REMS plan is a safety strategy to manage a known or potential serious risk associated with a medicine and to enable patients to have continued access to such medicines by managing their safe use, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling, development of adequate controls and specifications, or a commitment to conduct one or more post market studies or clinical trials. Such post market testing may include Phase 4 clinical trials and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization. Regulatory approval of oncology products often requires that patients in clinical trials be followed for long periods to determine the overall survival benefit of the drug. The FDA may prevent or limit further marketing of a product based on the results of post marketing studies or surveillance programs. In addition, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could impact the timeline for regulatory approval or otherwise impact ongoing development programs.

In addition, under the Pediatric Research Equity Act of 2003, or PREA, as amended and reauthorized, certain NDAs or supplements to an NDA must contain data that are adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. A deferral may be granted for several reasons, including a finding that the drug is ready for approval for use in adults before pediatric clinical trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric clinical trials begin. The FDA must send a non-compliance letter to any sponsor that fails to submit the required assessment, keep a deferral current or fails to submit a request for approval of a pediatric formulation.

Orphan Drug Designation and Exclusivity

The Orphan Drug Act provides incentives for the development of products intended to treat rare diseases or conditions. Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making a drug or biological product available in the United States for this type of disease or condition will be recovered from sales of the product. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation, however, does not convey any advantage in or shorten the duration of the regulatory review and approval process.

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

Expedited development and review programs

The FDA has a fast track designation program that is intended to expedite or facilitate the process for reviewing new drug products that meet certain criteria. Specifically, new drugs are eligible for Fast Track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. With regard to a fast track product, the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.

Any product submitted to the FDA for approval, including a product with a fast track designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. A product is eligible for priority review if it has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug designated for priority review in an effort to facilitate the review. The FDA endeavors to review applications with priority review designations within six months of the filing date as compared to ten months for review of new molecular entity NDAs under its current PDUFA review goals.

In addition, a product may be eligible for accelerated approval. Drug products intended to treat serious or life-threatening diseases or conditions may be eligible for accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. Drugs receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to perform required post-marketing trials or if such trials fail to verify the predicted clinical benefit. In addition, the FDA currently requires pre-approval of promotional materials as a condition for accelerated approval, which could adversely impact the timing of the commercial launch of the product.

The Food and Drug Administration Safety and Innovation Act established a category of drugs referred to as “breakthrough therapies” that may be eligible to receive breakthrough therapy designation. A sponsor may seek FDA designation of a product candidate as a “breakthrough therapy” if the product is intended, alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the fast track program features, as well as more intensive FDA interaction and guidance. The breakthrough therapy designation is a distinct status from both accelerated approval and priority review, which can also be granted to the same drug if relevant criteria are met. If a product is designated as breakthrough therapy, the FDA will work to expedite the development and review of such drug.

Fast track designation, breakthrough therapy designation and priority review and do not change the standards for approval but may expedite the development or approval process. Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. We may explore some of these opportunities for our product candidates as appropriate.

Post-Approval Requirements

After regulatory approval of a drug product is obtained, we will be required to comply with a number of post approval requirements. As a holder of an approved NDA, we would be required to report, among other things, certain adverse reactions and production problems to the FDA, to provide updated safety and efficacy information, and to comply with requirements concerning advertising and promotional labeling for any of our products. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual program fees for any marketed products.  Also, quality control and manufacturing procedures must continue to conform to cGMP after approval to ensure and preserve the long term stability of the drug product. In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. In addition, changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:,

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•	fines, warning letters, or untitled letters;
•	clinical holds on clinical trials;
•	refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product approvals;
•	product seizure or detention, or refusal to permit the import or export of products; consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs;
•	mandated modification of promotional materials and labeling and the issuance of corrective information;
•	the issuance of safety alerts, Dear Healthcare Provider letters, press releases and other communications containing warnings or other safety information about the product; or
•	injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products.

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

The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an approved NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages or strengths of an existing drug. This three‑year exclusivity covers only the modifications associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active pharmaceutical ingredient. Five‑year and three‑year exclusivity will not delay the submission or approval of a full NDA; however, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well‑controlled clinical trials necessary to demonstrate safety and effectiveness.

Pediatric exclusivity is another type of marketing exclusivity available in the United States. Pediatric exclusivity provides for an additional six months of marketing exclusivity attached to another period of exclusivity if a sponsor conducts clinical trials in children in response to a written request from the FDA. The issuance of a written request does not require the sponsor to undertake the described clinical trials. In addition, orphan drug exclusivity, as described above, may offer a seven-year period of marketing exclusivity, except in certain circumstances.

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

Centralized Procedure

In the European Economic Area (EEA), which is comprised of the 27 EU member states plus Iceland, Liechtenstein, and Norway, and the United Kingdom (until the end of the transition period on 31 December, 2020 provided for in the Withdrawal Agreement between the EU and the UK), the European Medicines Agency, or EMA, has responsibility for reviewing applications for the approval of human medicines under the Centralized Procedure. This procedure results in a single marketing authorization issued by the European Commission following a favorable opinion by the EEA. The centralized procedure is compulsory for human medicines that are derived from biotechnology processes, advanced therapy medicinal products (such as gene therapy, somatic cell therapy and tissue engineered products), and medicinal products that contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative disorders or autoimmune diseases and other immune dysfunctions, and officially designated orphan medicines. For medicines that do not fall within these categories, an applicant has the option of submitting an application for a centralized marketing authorization to the EMA, for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.

There are also two other possible routes to authorize medicinal products in several EEA countries, which are available for investigational medicinal products that fall outside the scope of the centralized procedure the decentralized procedure and the mutual recognition procedure. Under the decentralized procedure, an applicant may apply for simultaneous authorization in more than one EEA country for medicinal products that have not yet been authorized in any EEA country. Under the mutual recognition procedure, a medicine is first authorized in one EEA member state, in accordance with the national procedures of that country. Following a national authorization, the applicant may seek further marketing authorizations from other EEA countries under a procedure whereby the countries concerned agree to recognize the validity of the original national marketing authorization.

In the EEA, medicinal products designated as orphan drug products benefit from financial incentives such as reductions in marketing authorization application fees or fee waivers and 10 years of marketing exclusivity following medicinal product approval. For a medicinal product to qualify as orphan drugs (i) it must be intended for the treatment, prevention or diagnosis of a disease that is life threatening or chronically debilitating; (ii) the prevalence of the condition in the EU must not be more than five in 10,000 or it must be unlikely that marketing of the medicine would generate sufficient returns to justify the investment needed for its development; and (iii) no satisfactory method of diagnosis, prevention or treatment of the condition concerned can be authorized, or, if such a method exists, the medicine must be of significant benefit to those affected by the condition.

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

Under the Centralized Procedure in the EEA, the maximum timeframe for the evaluation of a marketing authorization application is 210 days (excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the Committee for Medicinal Product for Human Use or CHMP, accelerated evaluation might be granted by the CHMP in exceptional cases when a medicinal product is expected to be of a major public health interest, defined by three cumulative criteria: the seriousness of the disease (e.g. heavy disabling or life‑threatening diseases) to be treated; the absence or insufficiency of an appropriate alternative therapeutic approach; and anticipation of high therapeutic benefit. In this circumstance, EMA ensures that the opinion of the CHMP is given within 150 days, excluding clock stops.

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

Further, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or ACA, was enacted and the Healthcare Reform Law substantially changes the way healthcare is financed in the United States by both government and private insurers. Among other cost containment measures, the ACA established:

•	an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents;

•

a new Medicare Part D coverage gap discount program, in which pharmaceutical manufacturers who wish to have their drugs covered under Part D must offer discounts to eligible beneficiaries during their coverage gap period, or the “donut hole”; and

•	a new formula that increases the rebates a manufacturer must pay under the Medicaid Drug Rebate Program.

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA. For example, the Tax Cuts and Jobs Act, or the Tax Act, was enacted in 2017, which, among other things, removes penalties for not complying with the Affordable Care Act’s individual mandate to carry health insurance. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the Affordable Care Act are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court’s decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. It is unclear how these decisions, subsequent appeals, if any, or other efforts to challenge, repeal or replace the Affordable Care Act will impact the law, or our business or financial condition. In addition, we expect that federal, state and local governments in the United States will continue to consider legislation to limit the growth of healthcare costs, including the cost of prescription drugs. Future legislation could limit payments for pharmaceuticals such as the product candidates that we are developing.

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

In order to raise sufficient financial resources to continue to advance our product candidates, we will need to address pricing pressures and potential third-party reimbursement coverage for our product candidates. In the United States and elsewhere, sales of pharmaceutical products depend in significant part on the availability of reimbursement to the consumer from third party payors, such as government and private insurance plans. Third party payors are increasingly challenging the prices charged for medical products and services. It is and will continue to be time consuming and expensive for us or our strategic collaborators to go through the process of seeking reimbursement from Medicare and private payors. Our products may not be considered cost effective, and coverage and reimbursement may not be available or sufficient to allow us to sell our products on a competitive and profitable basis.

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

The federal Anti Kickback Statute prohibits persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce either the referral of an individual, or the furnishing, recommending, or arranging for a good or service, for which payment may be made under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. Many states have adopted laws similar to the federal Anti Kickback Statute, some of which apply to the referral of patients for healthcare items or services reimbursed by any source, not only the Medicare and Medicaid programs.

The federal False Claims Act imposes liability on any person who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. The “qui tam” provisions of the False Claims Act allow a private individual to bring civil actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery. In addition, various states have enacted false claims laws analogous to the False Claims Act. Many of these state laws apply where a claim is submitted to any third party payer and not merely a federal healthcare program. When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus significant civil penalties for each separate false claim.

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

Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation.

The Physician Payment Sunshine Act, or the Sunshine Act, which was enacted as part of the ACA, requires applicable manufacturers of drugs, devices, biologicals, or medical supplies covered under Medicare, Medicaid or the Children’s Health Insurance Program, to report annually to the Secretary of the Department of Health and Human Services payments or other transfers of value made by that entity, or by a third party as directed by that entity, to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare providers starting in 2022, and teaching hospitals, or to third parties on behalf of such providers, during the course of the preceding calendar year. Failure to comply with the reporting requirements can result in significant civil monetary penalties for any payment or other transfer of value that is not reported.

Violations of any of these laws or any other governmental laws and regulations that may apply include, without limitation, significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion of products from government funded healthcare programs, such as Medicare and Medicaid, disgorgement, contractual damages, reputational harm, diminished profits and the curtailment or restructuring of our operations.

In addition, we may be subject to data privacy and security laws, including, without limitation, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, which established uniform standards for certain “covered entities” (healthcare providers, health plans and healthcare clearinghouses) and their business associates governing the conduct of certain electronic healthcare transactions and protecting the security and privacy of protected health information. In addition, certain state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, thus complicating compliance efforts. For example, California recently enacted legislation, the California Consumer Privacy Act, or CCPA, which went into effect January 1, 2020. The CCPA, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Although the law includes limited exceptions, including for “protected health information” maintained by a covered entity or business associate, it may regulate or impact our processing of personal information depending on the context.

Employees

As of December 31, 2019, we employed a total of 24 full‑time employees. In addition, we have access to certain BioXcel employees and resources through various agreements we have entered into with BioXcel. We are not a party to any collective bargaining agreements. We believe that we maintain good relations with our employees and also that of the Parent.

Our Corporate Information

We were incorporated as a Delaware corporation on March 29, 2017 as a wholly-owned subsidiary of BioXcel. Our principal executive offices are located at 555 Long Wharf Drive, New Haven, CT 06511 and our telephone number is (475) 238-6837.

Available Information

Our website address is www.bioxceltherapeutics.com. The contents of, or information accessible through, our website are not part of this Annual Report on Form 10-K. We make our filings with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, available free of charge on our website as soon as reasonably practicable after we file such reports with, or furnish such reports to, the SEC. Our website and the information contained on or through that site are not incorporated into this Annual Report on Form 10-K.

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

We were incorporated in March 2017 and our operations to date have been largely focused on staffing our company, raising capital and advancing the development of, our product candidates, including conducting clinical and preclinical studies. We have not yet demonstrated an ability to successfully obtain marketing approvals, manufacture products on a commercial scale, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing products.

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

Since our inception, we have incurred significant operating losses. Our net loss was $33.0 million and $19.3 million for the years ended December 31, 2019 and 2018 respectively. As of December 31, 2019, we had stockholders’ equity of $26.9 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. None of our product candidates have been approved for marketing in the United States, or in any other jurisdiction, and may never receive such approval. It could be several years, if ever, before we have a commercialized product that generates significant revenues. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

•	continue the development of our product candidates;
•	conduct preclinical studies and clinical trials for our current product candidates and any future product candidates that we may pursue;
•	continue to build our portfolio of product candidates through the acquisition or in-license of additional product candidates or technologies;
•	continue to develop, maintain, expand and protect our intellectual property portfolio;
•	pursue regulatory approvals for our current and future product candidates that successfully complete clinical trials;
•	ultimately establish a sales, marketing and distribution infrastructure to commercialize any product candidate for which we may obtain marketing approval;
•	hire additional clinical, regulatory, scientific and accounting personnel; and
•	incur additional legal, accounting and other expenses in operating as a public company.

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

We currently operate with limited resources. We have incurred significant losses since our inception and have never generated revenue or profit, and it is possible we will never generate revenue or profit.  For information about our liquidity and capital resources, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”  There can be no assurances that additional financing will be available to us on satisfactory terms, or at all.

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

We anticipate that our expenses will increase substantially if and as we continue to develop and conduct clinical trials with respect to BXCL501, BXCL701 and our other product candidates; seek to identify and develop additional product candidates; acquire or in-license other product candidates or technologies; seek regulatory and marketing approvals for our product candidates that successfully complete clinical trials, if any; establish sales, marketing, distribution and other commercial infrastructure in the future to commercialize various products for which we may obtain marketing approval, if any; require the manufacture of larger quantities of product candidates for clinical development and, potentially, commercialization; maintain, expand and protect our intellectual property portfolio; hire and retain additional personnel, such as clinical, quality control and scientific personnel; add operational, financial and management information systems and personnel, including personnel to support our product development and help us comply with our obligations as a public company; and add equipment and physical infrastructure to support our research and development programs.

We expect that our current cash and cash equivalents will be used primarily to fund our ongoing research and development efforts over the coming months. We will be required to expend significant funds in order to advance the development of BXCL501, BXCL701 and our other product candidates. In addition, while we may seek one or more collaborators for future development of our current product candidate or any future product candidates that we may develop for one or more indications, we may not be able to enter into a collaboration for any of our product candidates for such indications on suitable terms, on a timely basis or at all. In any event, the net proceeds of our IPO, our September 2019 and February 2020 offerings of common stock and our existing cash will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of our product candidates or our other preclinical programs. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Further financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

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

In the near term, we are dependent on the success of BXCL501 and BXCL701. If we are unable to complete the clinical development of, obtain marketing approval for or successfully commercialize BXCL501, BXCL701 and our other product candidates, either alone or with a collaborator, or if we experience significant delays in doing so, our business could be substantially harmed.

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

The success of BXCL501, BXCL701 and our other product candidates will depend on several factors, including the following:

•	acceptance of an IND application by the FDA authorizing us to conduct clinical trials of our product candidates in the United States;
•	initiation, progress, timing, costs and results of clinical trials of our product candidates and potential product candidates;
•	demonstration of safety and efficacy of our product candidates to the satisfaction of the FDA or any comparable foreign regulatory authority and sufficient for marketing approval;
•	the timing and performance of our current and future collaborators;
•	the nature of any required post-marketing clinical trials or other commitments to applicable regulatory authorities;
•	establishment of supply arrangements with third-party raw materials suppliers and manufacturers;
•	establishment of arrangements with third-party manufacturers to obtain finished drug product that is appropriately packaged for sale;
•	adequate ongoing availability of raw materials and drug product for clinical development and any commercial sales;
•	obtaining and maintaining patent, trade secret protection and regulatory exclusivity, both in the United States and internationally;
•	protection of our rights in our intellectual property portfolio;
•	successful launch of commercial sales following any marketing approval;
•	a continued acceptable safety profile following any marketing approval;
•	commercial acceptance by patients, the medical community and third-party payors; and
•	our ability to compete with other therapies.

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

Interim “top-line” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose top-line or preliminary data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top-line or preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the top-line or preliminary data we previously published. As a result, top-line and preliminary data should be viewed with caution until the final data are available.

From time to time, we may also disclose interim data from our preclinical studies and clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure.

If the interim, top-line or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

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

We plan to seek regulatory approval to commercialize our product candidates both in the United States, the European Union and in additional foreign countries. While the scope of regulatory approval is similar in other countries, to obtain separate regulatory approval in many other countries we must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution of our product candidates, and we cannot predict success in these jurisdictions.

Clinical trials are expensive, time-consuming and difficult to design and implement, and involve an uncertain outcome

Before obtaining marketing approval from the FDA or other comparable foreign regulatory authorities for the sale of our product candidates, we must complete preclinical development and extensive clinical trials to demonstrate the safety and efficacy of our product candidates. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Although we are planning for certain clinical trials relating to BXCL501, BXCL701 and our other product candidates, there can be no assurance that the FDA will accept our proposed trial designs. We may experience delays in our clinical trials and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays related to:

•	the FDA or comparable foreign regulatory authorities disagreeing as to the design or implementation of our clinical studies;
•	obtaining regulatory authorizations to commence a trial or consensus with regulatory authorities on trial designs;

•

reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	obtaining institutional review board, or IRB, approval at each site, or independent ethics committee, or IEC, approval at any sites outside the United States;
•	dependence on the needs and timing of third party collaborators;
•	changes to clinical trial protocols;
•	recruiting suitable patients to participate in a trial in a timely manner and in sufficient numbers;
•	clinical sites deviating from trial protocol or dropping out of a trial;
•	addressing patient safety concerns that arise during the course of a trial;
•	having patients complete a trial or return for post-treatment follow-up;
•	imposition of a clinical hold by regulatory authorities, including as a result of unforeseen safety issues or side effects or failure of trial sites to adhere to regulatory requirements;
•	the occurrence of serious adverse events in trials of the same class of agents conducted by other companies or institutions;
•	subjects choosing an alternative treatment for the indications for which we are developing our product candidates, or participating in competing trials;
•	adding a sufficient number of clinical trial sites;
•	manufacturing sufficient quantities of a product candidate for use in clinical trials;
•	lack of adequate funding to continue the clinical trial;
•	selection of clinical end points that require prolonged periods of clinical observation or analysis of the resulting data;
•

a facility manufacturing our product candidates or any of their components being ordered by the FDA or comparable foreign regulatory authorities to temporarily or permanently shut down due to violations of current good manufacturing practice, or cGMP, regulations or other applicable requirements, or infections or cross-contaminations of product candidates in the manufacturing process;

•	any changes to our manufacturing process that may be necessary or desired;
•

third-party clinical investigators losing the licenses or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or consistent with the clinical trial protocol, good clinical practice, or GCP, or other regulatory requirements; or

•

third-party contractors not performing data collection or analysis in a timely or accurate manner; or third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or all of the data produced by such contractors in support of our marketing applications.

We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by the Data Safety Monitoring Board, or DSMB, for such trial or by the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Furthermore, we rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials and, while we have agreements governing their committed activities, we have limited influence over their actual performance,

Further, conducting clinical trials in foreign countries, as we may do for our current and future product candidates, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries.

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

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. The clinical evaluation of BXCL501, BXCL701 and our other product candidates in patients is still in the early stages and it is possible that there may be side effects associated with their use. To date, based on information available in the package insert for Dex, patients treated with Dex have experienced drug-related side effects including hypotension, transient hypertension, bradycardia, dry mouth, acute respiratory distress syndrome, respiratory failure and agitation with hypotension, bradycardia and dry mouth considered serious adverse events. In addition, based on the investigator brochure for Talabostat, patients treated with Talabostat have experienced edema/peripheral swelling, hypotension, dizziness, hypovolemia fatigue, nausea, vomiting, pyrexia rigors and rash with edema and fatigue representing the most frequently observed serious adverse events. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In our Phase 2 clinical trial for the treatment of emergent Neuroendocrine Prostate Cancer, one patient experienced acidosis with a fatal outcome. Although the clinical investigator could not determine that the fatality was related to treatment with BXCL701, it is possible that BXCL701 could be tied to unacceptable side effects in the future. In such an event, we, the FDA, the IRBs at the institutions in which our studies are conducted, or the DSMB could suspend or terminate our clinical trials or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. For example, the FDA placed Point Therapeutics, Inc.’s IND for BXCL701 on clinical hold following an increase in observed mortality in patients receiving BXCL701 in a Phase 3 trial in patients with non-small cell lung cancer. Though we believe that this result was caused by, among other things, an imbalance in the disease severity of patients enrolled in the active arm of the clinical trial, there is no guarantee that excess mortality will not be observed in future clinical studies. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the clinical trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We expect to have to train medical personnel using our product candidates to understand the side effect profiles for our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

We have obtained Fast Track Designation for BXCL501 for the treatment of acute agitation, and we may seek Fast Track designation for other indications or for our other product candidates, but we might not receive such designations, and even if we do, such designations may not actually lead to a faster development or regulatory review or approval process.

If a product is intended for the treatment of a serious condition and nonclinical or clinical data demonstrate the potential to address unmet medical need for this condition, a product sponsor may apply for FDA Fast Track designation. We have obtained Fast Track designation for BXCL501 for the treatment of acute agitation, and we may seek Fast Track designation for other indications for BXCL701 or for one or more of our other product candidates, but we might not receive such designations from the FDA. However, even if we receive Fast Track designation, Fast Track designation does not ensure that we will receive marketing approval or that approval will be granted within any particular timeframe. We may not experience a faster development or regulatory review or approval process with Fast Track designation compared to conventional FDA procedures. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures.

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

Even if we obtain regulatory approval for BCXL501, BCXL701 or any product candidate, we will still face extensive and ongoing regulatory requirements and obligations and any product candidates, if approved, may face future development and regulatory difficulties.

Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, packaging, distribution, adverse event reporting, storage, recordkeeping, export, import, advertising and promotional activities for such product, among other things, will be subject to extensive and ongoing requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, establishment registration and drug listing requirements, continued compliance with cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping and GCP requirements for any clinical trials that we conduct post-approval.

Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product candidate may be marketed or to the conditions of approval, including a requirement to implement a REMS. If any of our product candidates receives marketing approval, the accompanying label may limit the approved indicated use of the product candidate, which could limit sales of the product candidate. The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of a product. Violations of the Federal Food, Drug, and Cosmetic Act, or FDCA, relating to the promotion of prescription drugs may lead to FDA enforcement actions and investigations alleging violations of federal and state healthcare fraud and abuse laws, as well as state consumer protection laws.

In addition, later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes or failure to comply with regulatory requirements, may yield various results, including:

•	restrictions on manufacturing such products;
•	restrictions on the labeling or marketing of products;
•	restrictions on product manufacturing, distribution or use;
•	requirements to conduct post-marketing studies or clinical trials;
•	warning letters or untitled letters;
•	withdrawal of the products from the market;
•	refusal to approve pending applications or supplements to approved applications that we submit;
•	recall of products;
•	fines, restitution or disgorgement of profits or revenues;
•	suspension or withdrawal of marketing approvals;
•	refusal to permit the import or export of our products;
•	product seizure; or
•	injunctions or the imposition of civil or criminal penalties.

Further, the FDA’s policies may change, and additional government regulations may be enacted that could impose extensive and ongoing regulatory requirements and obligations on any product candidate for which we obtain marketing approval. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the current presidential administration may impact our business and industry. Namely, the current presidential administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict how these executive actions will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

Changes in funding for the FDA and other government agencies could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Following a national referendum and enactment of legislation by the government of the United Kingdom, the United Kingdom withdrew from the European Union, or Brexit, on January 31, 2020 and entered into a transition period during which it will continue its ongoing and complex negotiations with the European Union relating to the future trading relationship between the parties. Significant political and economic uncertainty remains about whether the terms of the relationship will differ materially from the terms before withdrawal, as well as about the possibility that a so-called “no deal” separation will occur if negotiations are not completed by the end of the transition period. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.

If we are found in violation of federal or state “fraud and abuse” laws, we may be required to pay a penalty and/or be suspended from participation in federal or state health care programs, which may adversely affect our business, financial condition and results of operations.

In the United States, we will be subject to various federal and state health care “fraud and abuse” laws, including anti-kickback laws, false claims laws and other laws intended to reduce fraud and abuse in federal and state health care programs, which could affect us, particularly upon successful commercialization of our products in the United States. These laws include:

•

the federal Anti-Kickback Statute makes it illegal for any person, including a prescription drug manufacturer (or a party acting on its behalf), to knowingly and willfully solicit, receive, offer or pay any remuneration that is intended to induce the referral of business, including the purchase, order or prescription of a particular drug for which payment may be made under a federal health care program, such as Medicare or Medicaid. A person or entity does not need to have actual knowledge of this statute or specific intent to violate it to have committed a violation. Under federal government regulations, some arrangements, known as safe harbors, are deemed not to violate the federal Anti-Kickback Statute. Although we seek to structure our business arrangements in compliance with all applicable requirements, these laws are broadly written, and it is often difficult to determine precisely how the law will be applied in specific circumstances. Accordingly, it is possible that our practices may be challenged under the federal Anti-Kickback Statute;

•

false claims laws prohibit anyone from knowingly and willfully presenting or causing to be presented for payment to third-party payers, including government payers, claims for reimbursed drugs or services that are false or fraudulent, claims for items or services that were not provided as claimed, or claims for medically unnecessary items or services. Cases have been brought under false claims laws alleging that off-label promotion of pharmaceutical products or the provision of kickbacks has resulted in the submission of false claims to governmental health care programs. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the false claims laws.  Further, private individuals have the ability to bring actions on behalf of the government under the federal False Claims Act;

•

the Health Insurance Portability and Accountability Act of 1996, or HIPAA, prohibits persons or entities from knowingly and willfully executing a scheme to defraud any health care benefit program, including private payers, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services. Similar to the federal Anti- Kickback Statute, a person or entity does not need to have actual knowledge of these statutes or specific intent to violate them to have committed a violation;

•

federal civil monetary penalties laws, which impose civil fines for, among other things, the offering or transfer of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state healthcare program, unless an exception applies;

•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information;

•

the federal physician sunshine requirements under the ACA, which requires certain manufacturers of drugs, devices, biologics, and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare providers starting in 2022, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members;

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information; and state laws governing the privacy and security of health information (or personal information generally) in certain circumstances, many of which differ from each other in significant ways, thus complicating compliance efforts; and

•	European and other foreign law equivalents of each of the laws, including reporting requirements detailing interactions with and payments to healthcare providers.

The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, the exclusion from participation in federal and state healthcare programs, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, and imprisonment, any of which could adversely affect our ability to market our products and adversely impact our financial results.

We may be unable to maintain sufficient clinical trial liability insurance.

Our inability to retain sufficient clinical trial liability insurance at an acceptable cost to protect against potential liability claims could prevent or inhibit our ability to conduct clinical trials for product candidates we develop. We may be unable to obtain appropriate levels of such insurance. Even if we do secure clinical trial liability insurance for our programs, we may not be able to achieve sufficient levels of such insurance. Any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. We expect we will supplement our clinical trial coverage with product liability coverage in connection with the commercial launch of BXCL501, BXCL701 or other product candidates we develop in the future; however, we may be unable to obtain such increased coverage on acceptable terms or at all. If we are found liable in a clinical trial lawsuit or a product liability lawsuit in the future, we will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

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

We have been granted Orphan Drug Designation for BXCL701 for the treatment of pancreatic cancer, melanoma and acute myeloid leukemia and may seek Orphan Drug Designation for other indications or product candidates, and we may be unable to maintain the benefits associated with Orphan Drug Designation, including the potential for market exclusivity, and may not receive Orphan Drug Designation for other indications or for our other product candidates.

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs intended for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity. Orphan drug exclusivity in the United States provides that the FDA may not approve any other applications, including a full NDA, to market the same drug for the same indication for seven years, except in limited circumstances the applicable exclusivity period is ten years in Europe. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. In September 2019, the FDA granted Orphan Drug Designation to BXCL701 for the treatment of acute myeloid leukemia. Prior to 2019, the FDA granted Orphan Drug Designation to BXCL for the treatment of pancreatic cancer and melanoma. We may seek Orphan Drug Designations for BXCL in other indications or for our other product candidates. There can be no assurances that we will be able to obtain such designations.

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

For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or the ACA has substantially changed the way healthcare is financed by both government health plans and private insurers, and significantly impacts the pharmaceutical industry. The ACA contains a number of provisions that are expected to impact our business and operations in ways that may negatively affect our potential revenues in the future. For example, the ACA imposes a non-deductible excise tax on pharmaceutical manufacturers or importers that sell branded prescription drugs to government programs which we believe will increase the cost of our products. In addition, as part of the ACA’s provisions closing a funding gap that currently exists in the Medicare Part D prescription drug program, we will be required to provide a discount on branded prescription drugs equal to 50% of the government-negotiated price, for drugs provided to certain beneficiaries who fall within the donut hole. Similarly, ACA increases the level of Medicaid rebates payable by manufacturers of brand-name drugs from 15.1% to 23.1% and requires collection of rebates for drugs paid by Medicaid managed care organizations. The ACA also includes significant changes to the 340B drug discount program including expansion of the list of eligible covered entities that may purchase drugs under the program. At the same time, the expansion in eligibility for health insurance benefits created under ACA is expected to increase the number of patients with insurance coverage who may receive our products. While it is too early to predict all the specific effects the ACA or any future healthcare reform legislation will have on our business, they could have a material adverse effect on our business and financial condition.

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the ACA in the future. For example, the Tax Cuts and Jobs Act, or the Tax Act, was enacted, which, among other things, removes penalties for not complying with the ACA’s individual mandate to carry health insurance. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court’s decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. It is unclear how these decisions, subsequent appeals, if any, or other efforts to challenge, repeal or replace the ACA will impact the law, or our business or financial condition.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes include the Budget Control Act of 2011, which resulted in aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2029 unless additional Congressional action is taken, as well as the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Recently, there has also been heightened government scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed to, among other things, reform government program reimbursement methodologies. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Furthermore, there has been increased interest by third party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.

It is likely that federal and state legislatures within the United States and foreign governments will continue to consider changes to existing healthcare legislation. We cannot predict the reform initiatives that may be adopted in the future or whether initiatives that have been adopted will be repealed or modified. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may adversely affect the demand for any drug products for which we may obtain regulatory approval, our ability to set a price that we believe is fair for our products, our ability to obtain adequate coverage and reimbursement approval for a product, our ability to generate revenues and achieve or maintain profitability, and the level of taxes that we are required to pay.

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

Risks Related to Our Relationship with BioXcel Corporation

BioXcel Corporation has significant influence over the direction of our business, and the concentrated ownership of our common stock will prevent you and other stockholders from influencing significant decisions.

As of February 24, 2020, BioXcel owned approximately 45.5% of the economic interest and voting power of our outstanding common stock. Even though BioXcel controls less than a majority of the voting power of our outstanding common stock, it may influence the outcome of such corporate actions so long as it owns a significant portion of our common stock.

Approval of commercial terms between us and BioXcel does not preclude the possibility of stockholder litigation, including but not limited to derivative litigation nominally against BioXcel and against its directors and officers and also against us and our directors and officers.

The commercial terms of the Second Amended and Restated Shared Services Agreement dated March 6, 2020, or the Services Agreement,  and the Amended and Restated Asset Contribution Agreement, or the Contribution Agreement, that we have entered into with BioXcel have not been negotiated on behalf of BioXcel by persons consisting solely of disinterested BioXcel directors.

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

Certain administrative services required by us for the operation of our business have historically been provided by BioXcel, including services related to insurance and risk management, accounting and human resources. Under the

Services Agreement, BioXcel has provided us with various services and will continue to do so until we are able to build our own capabilities in the transition areas. We believe it has been efficient for BioXcel to provide these services for us to facilitate the efficient operation of our business as we transition to becoming an independent, public company. At our election, or if BioXcel does not or is unable to perform its obligations under the Services Agreement, we will be required to provide these services ourselves or to obtain substitute arrangements with other third parties. Virtually all of these administrative services have transitioned to our control. However, we may be unable to continue to provide these services because of financial or other constraints or we may be unable to implement substitute arrangements on a timely basis on terms that are favorable to us, or at all.

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

We also rely, in part, on BioXcel and access to EvolverAI, a research and development engine created and owned by BioXcel, to identify, research and develop potential product candidates in neuroscience and immuno-oncology. The Company has negotiated a collaborative services agreement with BioXcel pursuant to which BioXcel shall perform product identification and related services for us utilizing EvolverAI. On March 6, 2020, by mutual agreement, we agreed to extend this arrangement by one year to December 31, 2020. In addition, BioXcel has granted us a first right to negotiate exclusive rights to any additional product candidates in the fields of neuroscience and immuno-oncology that BioXcel may identify on its own and not in connection with BioXcel’s provision of services to us under the Services Agreement. This option for first negotiation shall be valid for a period of five years from the date of our IPO. If our rights and access to BioXcel’s collaborative services and to EvolverAI were to become limited, terminated, or if we were otherwise precluded from conducting research and development using EvolverAI, or if BioXcel is unable to fulfill its obligations under the agreements, such development could materially adversely affect our future operating results, financial condition and prospects. Furthermore, certain individuals conducting services on our behalf are not our employees, and except for remedies available to us under our agreements with BioXcel, we cannot control whether or not they devote sufficient time, skill and resources to our ongoing development programs. We also cannot ensure that BioXcel retains sufficient resources of personnel or otherwise to conduct its operations. BioXcel may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting research and development activities, which could impede their ability to devote appropriate time to our research and development programs. In addition, if we fail to comply with our diligence, payment or other obligations under the agreements, any such collaboration may terminate or we may not be able to successfully negotiate agreements for future product candidates or collaborations with BioXcel.

The ownership by our executive officers and our directors of shares of BioXcel common stock and rights to purchase BioXcel common stock may create, or may create the appearance of, conflicts of interest.

The ownership by our executive officers and our directors of shares of BioXcel common stock, options to purchase shares of BioXcel common stock, or other equity awards of BioXcel may create, or may create the appearance of, conflicts of interest. Our Chief Executive Officer and director, Vimal Mehta, Ph.D., is Chief Executive Officer and Chairman of BioXcel. In addition, our director and Chief Digital Officer, Krishnan Nandabalan, Ph.D., serves as President, Chief Scientific Officer and a director of BioXcel. Because of Drs. Mehta and Nandabalan’s current positions with BioXcel, they own shares of BioXcel common stock, options to purchase shares of BioXcel common stock or other equity awards of BioXcel. As of December 31, 2019, our Dr. Mehta and Dr. Nandabalan each owned approximately 42% of outstanding BioXcel voting stock. Ownership by our executive officers and directors of common stock or options to purchase common stock of BioXcel, or any other equity awards, creates, or, may create the appearance of, conflicts of interest when these individuals are faced with decisions that could have different implications for BioXcel than the decisions have for us, including decisions that relate to our Services Agreement, Contribution Agreement, as well as potential agreements relating to future product candidates and AI-related services or collaborations. In connection with the various agreements and transactions entered into in connection with our separation from BioXcel, or the Separation, our chief executive officer has agreed to recuse himself with respect to voting on any matter coming before either BioXcel’s or our board of directors related to our relationship with BioXcel, although he will still be permitted to participate in discussions and negotiations. Any perceived conflicts of interest resulting from investors questioning the independence of our management or the integrity of corporate governance procedures may materially affect our stock price.

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

The manufacture of biotechnology and pharmaceutical products is complex and requires significant expertise, capital investment, process controls and know-how. Common difficulties in biotechnology and pharmaceutical manufacturing may include: sourcing and producing raw materials, transferring technology from chemistry and development activities to production activities, validating initial production designs, scaling manufacturing techniques, improving costs and yields, establishing and maintaining quality controls and stability requirements, eliminating contaminations and operator errors, and maintaining compliance with regulatory requirements. We do not currently have nor do we plan to acquire the infrastructure or capability internally to produce an adequate supply of compounds to meet future requirements for clinical trials and commercialization of our products or to produce our products in accordance with cGMP prescribed by the FDA. Drug manufacturing facilities are subject to inspection before the FDA will issue an approval to market a new drug product, and all of the manufacturers that we intend to use must adhere to the cGMP regulations prescribed by the FDA.

We expect therefore to rely on third-party manufacturers for clinical supplies of our product candidates that we may develop. These third-party manufacturers will be required to comply with cGMPs, and other applicable laws and regulations. We will have no control over the ability of these third parties to comply with these requirements, or to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or any other applicable regulatory authorities do not approve the facilities of these third parties for the manufacture of our other product candidates or any products that we may successfully develop, or if it withdraws any such approval, or if our suppliers or contract manufacturers decide they no longer want to supply or manufacture for us, we may need to find alternative manufacturing facilities, in which case we might not be able to identify manufacturers for clinical or commercial supply on acceptable terms, or at all. Any of these factors would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates and adversely affect our business.

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

Our strategy for the development and commercialization of our proprietary product candidates may include the formation of collaborative arrangements with third parties. We are a party to several collaboration agreements (research and clinical), including agreements with Nektar Therapeutics, Inc., or Nektar, relating to Nektar’s  Bempegaldesleukin (NKTR‑214) and Merck KGaA, Darmstadt, Germany and Pfizer Inc.’s Opdivo compound and BXCL 701. Existing and future collaborators have significant discretion in determining the efforts and resources they apply and may not perform their obligations as expected. Potential third party collaborators include biopharmaceutical, pharmaceutical and biotechnology companies, academic institutions and other entities. Third-party collaborators may assist us in:

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

We have relied upon and plan to continue to rely upon third-party medical institutions, clinical investigators, contract laboratories and other third party CROs to monitor and manage data for our ongoing preclinical and clinical programs. We rely on these parties for execution of our preclinical and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCPs, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the member states of the European Economic Area, or EEA, and comparable foreign regulatory authorities for all of our products in clinical development.

Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, the EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

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

As of December 31, 2019, we employed a total of 24 full-time employees. In addition, we have access to certain of BioXcel’s employees and resources through the various agreements we have entered into with BioXcel. Our current internal departments include finance, research and development and administration. We have been expanding our management team to include an operational ramp up of additional technical staff required to achieve our business objectives. We will need to continue to expand our managerial, operational, technical and scientific, financial and other resources in order to manage our operations and clinical trials, establish independent manufacturing, continue our research and development activities, and commercialize our product candidate. Our management and scientific personnel, systems and facilities currently in place may not be adequate to support our future growth.

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

To continue to execute our growth strategy, we also must attract and retain highly skilled personnel. We might not be successful in maintaining our unique culture and continuing to attract and retain qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled personnel with appropriate qualifications. The pool of qualified personnel with experience working with the pharma market is limited overall. In addition, many of the companies with which we compete for experienced personnel have greater resources than we have.

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

Risks associated with data privacy issues, including evolving laws, regulations and associated compliance efforts, may adversely impact our business and financial results.

Legislation in various countries around the world with regard to cybersecurity, privacy and data protection is rapidly expanding and creating a complex compliance environment. We are subject to many privacy and data protection laws and regulations in the U.S. and around the world, some of which place restrictions on our ability to process personal data across our business. In particular, the General Data Protection Regulation, or GDPR, which became effective in May 2018, has caused more stringent data protection requirements in the European Union. The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and implement policies as part of its mandated privacy governance framework. It also requires data controllers to be transparent and disclose to data subjects how their personal information is to be used; imposes limitations on retention of personal data; introduces mandatory data breach notification requirements; and sets higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. To the extent we collect data from individuals in the European Union, we will be subject to the supervision of local data protection authorities in those E.U. jurisdictions where we are established or otherwise subject to the GDPR. Certain breaches of the GDPR requirements could result in substantial fines, which can be up to four percent of worldwide revenue or 20 million Euros, whichever is greater. In addition to the foregoing, a breach of the GDPR could result in regulatory investigations, reputational damage, orders to cease/change our use of data, enforcement notices, as well potential civil claims including class action type litigation where individuals suffered harm.

Our failure to successfully acquire, develop and market additional product candidates or approved drug products could impair our ability to grow.

As part of our growth strategy, we may evaluate, acquire, license, develop and/or market additional product candidates and technologies. These investments will not constitute a significant portion of our business. However, our internal research capabilities are limited and we may be dependent upon pharmaceutical and biotechnology companies, academic scientists and other researchers to sell or license products or technology to us. The success of this strategy depends partly upon our ability to identify, select and acquire promising pharmaceutical product candidates and products. The process of proposing, negotiating and implementing a license or acquisition of a product candidate or approved product is lengthy and complex. Other companies, including some with substantially greater financial, marketing and sales resources, may compete with us for the license or acquisition of product candidates and approved products. We have limited resources to identify and execute the acquisition or in-licensing of third party products, businesses and technologies and integrate them into our current infrastructure. Moreover, we may devote resources to potential acquisitions or in-licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts. We may not be able to acquire the rights to additional product candidates on terms that we find acceptable, or at all.

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

Our ability to use net operating losses and research and development credits to offset future taxable income may be subject to certain limitations.

As of December 31, 2019, we had federal and state net operating loss carryforwards, or NOLs, of approximately $16.4 million. Our NOLs arising before January 1, 2018 are subject to expiration and will begin to expire in 2037. As of December 31, 2019, we also had federal and state research and development and other tax credit carryforwards, or credits of approximately $1.3 million available to reduce future tax liabilities. The federal and state credits expire at various dates through 2037. These NOLs and credits could expire unused and be unavailable to offset future taxable income or income tax liabilities. In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an "ownership change" is subject to limitations on its ability to utilize its pre-change NOLs or credits to offset future taxable income or income tax liabilities. For these purposes, an ownership change generally occurs where the aggregate change in stock ownership of one or more stockholders or groups of stockholders owning at least 5% of a corporation's stock exceeds 50 percentage points over a three-year period. Future changes in our stock ownership, including as a result of February 2020 offering of common stock, many of which are outside of our control, could result in an ownership change. Our NOLs or credits may also be impaired under state law. Accordingly, even if we attain profitability, we may not be able to utilize a material portion of our NOLs or credits. Furthermore, under the Tax Cuts and Jobs Act of 2017, although the treatment of NOLs arising on or before December 31, 2017 has generally not changed, NOLs arising on or after January 1, 2018 and beyond may only be used to offset 80% of taxable income. This change may require us to pay federal income taxes in future years despite generating a loss for federal income tax purposes in prior years.

Risks Related to Our Intellectual Property

It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection. If our patent position does not adequately protect our product candidates, others could compete against us more directly, which would harm our business, possibly materially.

Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection of our current and future product candidates, the processes used to manufacture them and the methods for using them, as well as successfully defending these patents against third-party challenges. We are the owner of record of patents and patent applications pending in the United States and in certain foreign jurisdictions. We own Patent Cooperation Treaty, or PCT, patent applications relating to our platform technologies covering methods of use and applications of the platform technologies. As of February 20, 2020, we have three allowed patents, all ex-U.S., which are relevant to our BXCL701 program. We cannot be certain that any future patents will issue with claims that cover our product candidates. Our ability to stop third parties from making, using, selling, offering to sell or importing our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities.

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

Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance, renewal and annuity fees and various other government fees on any issued patent and pending patent application must be paid to the U.S. Patent and Trademark Office (“USPTO”) and foreign patent agencies in several stages or annually over the lifetime of our owned and in-licensed patents and patent applications. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. In such an event, potential competitors might be able to enter the market with similar or identical products or technology. If we or our licensors fail to maintain the patents and patent applications covering our product candidates, it would have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

We may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property.

We or our licensors may be subject to claims that former employees, collaborators or other third parties have an interest in our patents, trade secrets, or other intellectual property as an inventor or co-inventor. For example, we or our licensors may have inventorship disputes arise from conflicting obligations of employees, consultants or others who are involved in developing our product candidates. Litigation may be necessary to defend against these and other claims challenging inventorship or our or our licensors’ ownership of our owned or in-licensed patents, trade secrets, or other intellectual property. If we or our licensors fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to our product candidates. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Under the Hatch-Waxman Act, the holder of patents that the 505(b)(2) application references may file a patent infringement lawsuit after receiving notice of the paragraph IV certification. Filing of a patent infringement lawsuit against the filer of the 505(b)(2) applicant within 45 days of the patent owner’s receipt of notice triggers a one-time, automatic, 30 month stay of the FDA’s ability to approve the 505(b)(2) NDA, unless patent litigation is resolved in the favor of the paragraph IV filer or the patent expires before that time. Accordingly, we may invest a significant amount of time and expense in the development of one or more product candidates only to be subject to significant delay and patent litigation before such product candidates may be commercialized, if at all. In addition, a 505(b)(2) application will not be approved until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, or NCE, listed in the Orange Book for the branded reference drug product has expired. The FDA may also require us to perform one or more additional clinical studies or measurements to support the change from the branded reference drug, which could be time consuming and could substantially delay our achievement of regulatory approvals for such product candidates. The FDA may also reject our future 505(b)(2) submissions and require us to file such submissions under Section 505(b)(1) of the FDCA, which would require us to provide extensive data to establish safety and effectiveness of the drug product for the proposed use and could cause delay and be considerably more expensive and time consuming. These factors, among others, may limit our ability to successfully commercialize our product candidates.

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

Third parties may initiate legal proceedings alleging that we are infringing, misappropriating or otherwise violating their intellectual property rights, which may prevent or delay our product development efforts and stop us from commercializing or increase the costs of commercializing our product candidates.

Our success will depend in part on our ability to operate without infringing, misappropriating or otherwise violating the proprietary rights of third parties. There is considerable patent and other intellectual property litigation in the pharmaceutical and biotechnology industries. We may become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our products, or the manufacture or use of our product candidates, including interference proceedings, post grant review, inter partes review, and derivation proceedings before the USPTO and similar proceedings in foreign jurisdictions. The legal threshold for initiating litigation or contested proceedings is low, so that even lawsuits or proceedings with a low probability of success might be initiated and require significant resources to defend. The costs of these lawsuits could affect our results of operations and divert the attention of managerial and scientific personnel. Some of these third parties may be better capitalized and have more resources than us. There is a risk that a court would decide that we are infringing the third party’s patents and would order us to stop the activities covered by the patents. In that event, we may not have a viable way around the patent and may need to halt commercialization of the relevant product candidate. In addition, there is a risk that a court will order us to pay the other party damages for having violated the other party’s patents. In addition, we may be obligated to indemnify our licensors and collaborators against certain intellectual property infringement claims brought by third parties, which could require us to expend additional resources. The pharmaceutical and biotechnology industries have produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform.

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

Changes to patent law, including the Leahy-Smith America Invents Act, AIA or Leahy-Smith Act, of 2011 and the Patent Reform Act of 2009 and other future article of legislation, may substantially change the regulations and procedures surrounding patent applications, issuance of patents, and prosecution of patents. We can give no assurances that our patents and those of our licensor, BioXcel, can be defended or will protect us against future intellectual property challenges, particularly as they pertain to changes in patent law and future patent law interpretations.

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

As of February 24, 2020, our directors, executive officers and principal stockholders, and their respective affiliates, beneficially owned approximately 48.1% of our outstanding shares of common stock. As a result, these stockholders, acting together, would have significant control over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have significant control over the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

If we were deemed to be an investment company under the Investment Company Act of 1940, as amended, or the 1940 Act, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business, financial condition and results of operations.

Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if (1) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or (2) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not believe that we are an “investment company,” as such term is defined in either of those sections of the 1940 Act.

Notwithstanding Sections 3(a)(1)(A) and (C) of the 1940 Act, we are a research and development company and comply with the safe harbor requirements of Rule 3a-8 of the 1940 Act.  We intend to conduct our operations so that we will not be deemed an investment company. However, if we were to be deemed an investment company, restrictions imposed by the 1940 Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business, financial condition and results of operations.

We are an “emerging growth company” and “smaller reporting company” and are able to avail ourselves of reduced disclosure requirements applicable to emerging growth companies and small reporting companies, which could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are not electing to delay such adoption of new or revised accounting standards, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our initial public offering; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission (the “SEC”).

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

Financial reporting obligations of being a public company in the United States are expensive and time-consuming, and our management is required to devote substantial time to compliance matters.

As a publicly traded company we have incurred significant additional legal, accounting and other expenses that we did not incur as a privately held subsidiary of BioXcel. The obligations of being a public company in the United States requires significant expenditures and will place significant demands on our management and other personnel, including costs resulting from public company reporting obligations under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and the listing requirements of the stock exchange on which our securities are listed. These rules require the establishment and maintenance of effective disclosure and financial controls and procedures, internal control over financial reporting and changes in corporate governance practices, among many other complex rules that are often difficult to implement, monitor and maintain compliance with. Moreover, despite recent reforms made possible by the JOBS Act, the reporting requirements, rules, and regulations will make some activities more time-consuming and costly, particularly after we are no longer an “emerging growth company.” In addition, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage that we had through BioXcel. Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements and to keep pace with new regulations, otherwise we may fall out of compliance and risk becoming subject to litigation or being delisted, among other potential problems.

If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to accounting controls and procedures in the future, or, if we discover material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult.

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting. If we fail to comply with the rules under the Sarbanes-Oxley Act related to disclosure controls and procedures in the future, or, if we discover material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult. If material weaknesses or significant deficiencies are discovered or if we otherwise fail to achieve and maintain the adequacy of our internal control, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock could drop significantly.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located at 555 Long Wharf Drive in New Haven, Connecticut. The Company occupies 11,040 square feet of space. The lease for this space is for a seven-year period with a renewal option for one additional five-year term. We believe that our existing facilities are suitable and adequate to meet our current needs. We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

Item 3. Legal Proceedings

We are not a party to any material legal proceedings, and we are not aware of any claims or actions pending or threatened against us. In the future, we might from time to time become involved in litigation relating to claims arising from our ordinary course of business, the resolution of which we do not anticipate would have a material adverse impact on our financial position, results of operations or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Nasdaq Capital Market under the symbol “BTAI.”

Stockholders

As of March 2, 2020, there were 11 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees.

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

Sales of Unregistered Sales of Securities

During 2019, we issued 54,938 shares of our common stock upon the exercise of stock options previously granted under our equity incentive plan.  The net proceeds to the Company from these option exercises was approximately $22,500.  This securities issuance was in reliance on the exemption contained in Section 4(a)(2) of the Securities Act, as a transaction by issuers not involving a public offering.

Equity Compensation Plans

The information required by Item 5 of Form 10‑K regarding equity compensation plans is incorporated herein by reference to Item 11. of Part III of this Annual Report.

Issuer Purchases of Equity Securities

In connection with the February 2020 registered offering of our common stock (the “primary offering”), and as disclosed in connection with the primary offering, we granted the underwriters in the primary offering the option to purchase up to 300,000 additional shares of our common stock, the net proceeds from which we would use to purchase the same number of shares of our common stock from BioXcel at the per share price paid by the underwriters in the primary offering.  The underwriters exercised their option in full and, in February 2020, we purchased 300,000 shares of our common stock from BioXcel at a per share price of $30.08.

Item 6. Selected Financial Data

The following table presents our selected financial data and certain other financial data. The balance sheet data as of December 31, 2019 and 2018, and the results of operations data for the years then ended were derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The balance sheet data as of December 31, 2017 and the results of operations data for the year then-ended have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. The financial data and other financial data presented below should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K and with Part II, Item 7, “Management’s Discussion and Analysis of

Financial Condition and Results of Operations” of this Annual Report on Form 10-K. The selected financial data in this section are not intended to replace our financial statements and the related notes. Our historical reposts are not indicative of our future results.

For the years ended December 31,	2019	2018
	(in thousands, except per share amounts)
Results of operations data
Revenues	$—	$—

Operating costs and expenses
Research and development	25,797	14,558
General and administrative	7,804	5,404
Total operating expenses	33,601	19,962
Loss from operations	(33,601)	(19,962)
Other income
Dividend and interest income, net	633	692
Net loss	$(32,968)	$(19,270)

Net loss per share attributable to common stockholders/ Parent basic and diluted	$(2.02)	$(1.32)

Weighted average shares outstanding - basic and diluted	16,289,175	14,571,553

As of December 31,	2019	2018
	(in thousands)
Balance sheet data
Cash and cash equivalents	$32,426	$42,565
Working capital	25,639	38,511
Total assets	36,392	43,549
Total stockholders' equity	26,895	38,889

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with “Selected Financial Data” and our financial statements and the related notes appearing elsewhere in this report. In addition to historical information, this discussion and analysis contains forward‑looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Annual Report on Form 10-K. All amounts in this report are in U.S. dollars, unless otherwise noted.

Overview

BioXcel Therapeutics, Inc. is a clinical stage biopharmaceutical company utilizing artificial intelligence to identify improved therapies in neuroscience and immuno-oncology. BTI's drug re-innovation approach leverages existing approved drugs and/or clinically validated product candidates together with big data and proprietary machine learning algorithms to identify new therapeutic indices. BTI's two most advanced clinical development programs are BXCL501, a sublingual thin film formulation designed for acute treatment of agitation resulting from neuropsychiatric disorders, and BXCL701, an orally administered systemic innate immunity activator designed for treatment of a rare form of prostate cancer, pancreatic cancer and advanced solid cancers in combination with other immuno-oncology agents.

The Company’s primary activities have been clinical and pre-clinical research and development of two its two most advanced programs: BXCL501, a sublingual thin film formulation of dexmedetomidine, or Dex, designed for acute treatment of agitation resulting from neurological and psychiatric disorders, and BXCL701, an immuno-oncology agent designed for treatment of a rare form of prostate cancer and for treatment of pancreatic cancer and other solid tumors.

We intend to develop first-in-class, high value therapeutics by leveraging EvolverAI, a research and development engine created and owned by our parent, BioXcel. We believe the combination of our therapeutic area expertise and our ability to generate product candidates through our exclusive collaborative relationship with BioXcel in the areas of neuroscience and immuno-oncology gives us a significant competitive advantage. EvolverAI was developed over the last decade and integrates millions of fragmented data points using artificial intelligence, or AI and proprietary machine learning algorithms. After evaluating multiple product candidates using EvolverAI, we selected our lead programs because our analysis indicated these drugs may have utility in new therapeutic indices where there is substantial unmet medical needs and limited competition. By focusing on clinical candidates with relevant human data, we believe our approach will help us design more efficient clinical trials, thereby accelerating our product candidates’ time to market. We retain global development and commercialization rights to these two programs.

We operate in a single segment. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker in making decisions regarding resource allocation and assessing performance. To date, our chief operating decision maker has made such decisions and assessed performance at the company level, as one segment.

Our Clinical Programs

The following table summarizes our lead development programs:

Our Strategy

Our goal is to become a leader in the field of neuroscience and immuno‑oncology. The key elements to achieving this goal are to:

•	Advance BXCL501, a sublingual thin film formulation of Dex, a selective α2a adrenergic receptor agonist, designed for acute treatment of agitation, to approval through the Section 505(b)(2) pathway.
•

Neurological and Psychiatric Disorders.  We believe that BXCL501, if approved, has the potential to become the standard of care for the acute treatment of agitation arising from diseases such as schizophrenia, bipolar disorder, dementia, and other indications.

•

Additional Indications.    We recently announced plans to evaluate BXCL501 in opioid withdrawal and we may also plan to evaluate additional indications for acute treatment of agitation resulting from delirium, alcohol withdrawal and post-traumatic stress disorder, or PTSD. Dex has been shown to significantly reduce agitation in elderly patients experiencing post-surgical delirium who did not respond to treatment with haloperidol, a potent major tranquilizer and antipsychotic that is used to treat symptoms for schizophrenia.

•

Agitation Franchise Expansion. We are also investigating potential treatments for the entire spectrum of agitation from pre-agitation to severe agitation. We are exploring the use of wearable digital device technology, such as the Apple watch, with the goal of prevention and treatment of agitation including, if approved, the administration of BXCL501 prior to the onset of agitation. Additionally, we are considering a combination approach of BXCL501 and another agent for the treatment of chronic agitation. For severe agitation, a single use intramuscular, or IM, injection called KalmPen™ is under development.

•

Complete BXCL701 Phase 2 trials to evaluate its potential for the first-line treatment of treatment-emergent neuroendocrine prostate cancer, or tNEPC, and for the second-line treatment of pancreatic cancer.

•

tNEPC (Orphan Segment of Prostate Cancer).    BXCL701 was previously studied in multiple clinical trials and demonstrated single agent anti-tumor activity in melanoma, an immune-sensitive tumor. The U.S. Food and Drug Administration, or FDA, authorized our investigational new drug application, or IND, allowing us to initiate a Phase 2 trial evaluating BXCL701 in combination with Pembrolizumab (KEYTRUDA®) in tNEPC, and this trial opened to accrual in February 2019 and continues enrolling patients.

•

Pancreatic Cancer.  Preclinical data suggests that fibroblast activation protein positive, or FAP, contribute to checkpoint inhibitor resistance, and immunosuppression more generally in pancreatic cancer. We believe these data provide a strong rationale for combining BXCL701 with a checkpoint inhibitor such as avelumab (Bavencio) or nivolumab (Opdivo). Furthermore, we have observed synergy between BXCL701 and Bempegaldesleukin (Nektar’s pegylated IL2), a CD122 based agonist of IL-2, in a preclinical pancreatic model. BXCL701 has been granted orphan drug designation by the FDA for the treatment of pancreatic cancer.

•

Basket Trial.  BXCL701 is being evaluated in an open-label phase 2 basket trial led by MD Anderson. The investigator led study is designed to evaluate the response rate of orally administered BXCL701, combined with Pembrolizumab (KEYTRUDA®) in patients with advanced solid cancers.  The study will evaluate both patients who are naïve to checkpoint therapy and those who are refractory to checkpoint therapy.

•

Potential for Expedited Review Programs.  Given that these indications represent high unmet medical needs with few treatment options, we intend to pursue breakthrough therapy designation and accelerated approval for tNEPC and pancreatic cancer.

•

Additional Indications.    We believe BXCL701 may be active at multiple stages of the cancer immunity cycle and therefore we believe BXCL701 offers a “pipeline in a product” platform given its potential for evaluation across other cancers. BXCL701 was granted an orphan drug designation for the treatment of acute myeloid leukemia in September 2019, its third orphan drug designation in addition to pancreatic cancer and melanoma. We believe existing preclinical evidence supports the combination of BXCL701 with checkpoint inhibitors and/or agents that act on “co-stimulatory” pathways within immune effector cells. Moreover, we believe agents that stimulate antibody dependent cell mediated cytotoxicity, (ADCC) or cell-based therapies such as chimeric antigen receptor T cell (CAR T) therapy, oncolytic viruses or therapeutic vaccines all represent potential combination with BXCL701.

•

Identify biomarkers to select patients who we believe have the highest likelihood to respond to our product candidates.  Predicting optimal drug responses in patients requires the identification and validation of predictive biomarkers. We believe that our ability to identify patient subsets most likely to respond to our product candidates will increase the clinical benefit to patients and improve the probability of success of our clinical trials. The indications for our lead product candidate BXCL701 were chosen in part because they are known to overexpress dipeptidyl peptidase, or DPP 8/9, and FAP. Our planned proof-of-concept clinical trial of BXCL701 will retrospectively examine biomarkers related to its molecular and cellular targets to identify those that may correlate with clinical efficacy and increase our likelihood of success.

•

Enhance our R&D pipeline by leveraging our therapeutic area expertise with EvolverAI to identify, develop and commercialize new product candidates in neuroscience and immuno‑oncology.  In addition to our leading clinical programs and our emerging and future pipeline, we intend to select our next clinical program during 2020. We have established translational and development expertise, which we believe will help us advance the present and future product candidates in these fields. We may also opportunistically in‑license additional product candidates identified through our AI platform approach within our core areas of expertise.
•

Maximize the commercial potential of our product candidates.  We have worldwide development and commercialization rights to our BXCL501 and BXCL701. If BXCL501 and BXCL701 are approved in the United States, we would consider building a specialty sales force in the United States and/or collaborate with third parties to maximize the potential of our product candidates. Furthermore, we intend to commercialize BXCL501 and BXCL701, if approved, outside the United States through collaborations with third parties.

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

Traditional drug development is plagued with low success rates (13.8%, according to an MIT study of 186,000 trials from January 2000 to October 2015), long drug development cycles (10-15 years, according to PhRMA Key Facts 2016) and exorbitant development costs ($2.6 billion per drug, according to PhRMA Key Facts). Furthermore, many serious diseases continue to go unaddressed due to limitations of the current drug discovery paradigm. The recent advent of numerous ‘omics’ technologies (genomics, proteomics) and rapid advances in science and medicine are generating terabytes of valuable unexploited knowledge that is widely distributed in multiple big data lakes with several orders of complexity and variety. Much of this data is not being systematically applied to the development of next generation therapeutics, thus preventing the optimization of drug development utilizing the understanding of technology, science, medicine, markets and commercial opportunities. The efficient and intuitive use of big data remains a bottleneck and a challenge to the pharmaceutical industry. Taken together, these factors underscore the need for fundamental new approaches to drug discovery and development. The market opportunity to identify new uses for existing pharmacological agents remains substantial, due to the lack of technology driven insights. Our parent, BioXcel, has created a proprietary R&D engine, EvolverAI, for drug re-innovation that provides a proprietary systems-based approach designed to unlock the hidden value in drugs. The combination of our therapeutic area expertise and our exclusive collaborative relationship with BioXcel enables us to screen, analyze, and identify the product candidates that we believe have a high likelihood of benefiting patients. The compounds in our pipeline have been identified using this proprietary platform.

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

This drug re-innovation model has been exemplified by the successful development and commercialization of drugs such as Tecfidera (Biogen, Inc.), Thalomid (Celgene Corporation) and Viagra (Pfizer, Inc.).  All of these drugs were identified by insights in biology and disease pathophysiology. The successful business models of biotech companies like Axsome-Therapeutics, Inc. and Karuna Therapeutics, Inc. are based on the re-innovation and combination of existing clinical candidates or marketed drugs to provide novel solutions for patients. Unfortunately, such discoveries have been severely limited in scope due to the lack of a genuinely integrated big data analytics based approach.

 We believe that only EvolverAI allows a comprehensive and unbiased evaluation of the complete pharmacological space. We believe our drug re-innovation model and exclusive collaborative relationship with BioXcel has the potential to reduce the cost and time of drug development, help us design more efficient trials and accelerate our product candidates’ time to market. This assumption is based on capitalizing product candidates with substantial clinical data and mitigated risk due to well defined safety profiles, known PK/PD properties, and an established manufacturing and regulatory path. Our approach is illustrated below:

Basis of Presentation

The Company’s financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”). All amounts are presented in thousands.

Components of Our Results of Operations

Revenues

We have not recognized any revenue since inception.

Operating Costs and Expenses

Research and Development

Research and development expenses consist primarily of costs incurred for the research and development of our clinical and pre-clinical product candidates, which includes payments to BioXcel, our Parent.

•	employee-related expenses, including salaries, benefits and stock-based compensation expense and travel expenses for employees engaged in research and development functions;
•	expenses incurred under agreements with contract research organizations, or CROs, and sites that conduct our non-clinical studies and clinical trials;
•	costs of outside consultants engaged in research and development activities, including their fees, stock-based compensation and travel expenses;
•	the cost of acquiring, developing and manufacturing pre-clinical and clinical trial materials and lab supplies; and
•	depreciation and other expenses.

We expense research and development costs to operations as incurred.

Our research and development costs by program for the year ended December 31, 2019 and 2018 are as follows:

	2019	2018
BXCL 501	$15,859	$6,051
BXCL 701	6,947	5,984
BXCL 502	331	75
BXCL 702	350	105
Other research and development programs	708	573
Research and development support services	1,602	1,770
Total research and development expenses	$25,797	$14,558

General and Administrative

General and administrative expenses consist primarily of personnel costs, including salaries, benefits, stock-based compensation and travel expenses for our executive, finance, corporate development and other administrative functions. General and administrative expenses also include legal expenses to pursue patent protection of our intellectual property, professional fees for audit and tax and insurance charges.

We expect that our general and administrative expenses will increase as we expand our clinical programs. We expect increased administrative costs resulting from our clinical trials and the potential commercialization of our product candidates. We believe that these increases will likely include increased costs for director and officer liability insurance, hiring additional personnel to support future market research and future product commercialization efforts and increased fees for outside consultants, attorneys and accountants. We also expect to incur increased costs to comply with corporate governance, internal controls, investor relations and disclosures and similar requirements applicable to public companies.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is set forth in Note 4 to the financial statements included in this Annual Report on Form 10‑K.

Results of Operations

For a discussion of our results of operations for the year ended December 31, 2017, including a year-to-year comparison between 2018 and 2017, refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2018.

Comparison of the Years Ended December 31, 2019 and 2018

The following table summarizes our results of operations for the years ended December 31, 2019 and 2018:

	Year
	Ended
	December 31,
	2019	2018	Change
	(in thousands)
Operating costs and expenses
Research and development	$25,797	$14,558	$11,239
General and administrative	7,804	5,404	2,400
Total operating expenses	33,601	19,962	13,639
Loss from operations	(33,601)	(19,962)	(13,639)
Other expense
Dividend and interest income, net	633	692	(59)
Net loss	$(32,968)	$(19,270)	$(13,698)

Research and Development Expense

Research and development expenses for the years ended December 31, 2019 and 2018 were $25,797 and $14,558, respectively. The increase of $11,239 is attributable to the costs described in the table below:

	Year Ended
	December 31,
	2019	2018	Change
Salaries, bonus & related costs	$5,648	$3,086	$2,562
Non-cash stock-based compensation	1,791	1,843	(52)
Professional research & project related costs	4,456	2,240	2,216
Drug acquisition costs	1,000	1,000	—
Clinical trials expense	7,904	3,851	4,053
Chemical, manufacturing and controls cost	3,429	1,693	1,736
All other	1,569	845	724
Total research and development expenses	$25,797	$14,558	$11,239

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

Drug acquisition costs are related to certain payments triggered pursuant to our Amended and Restated Asset Contribution Agreement with our Parent as discussed in Note 5 to the financial statements included elsewhere in this Annual Report on Form 10-K.

The increase in professional research & project related costs, clinical trials expenses and chemical, manufacturing and controls cost reflect the acceleration of research and development activities.

All other increased due to higher technical service charges from BioXcel, and increased depreciation and amortization charges related to our new leased office space.

General and Administrative Expense

General and administrative expenses for the years ended December 31, 2019 and 2018 were $7,804 and $5,404, respectively. The increase of $2,400 is attributable to the costs described in the table below:

	Year Ended
	December 31,
	2019	2018	Change
Salaries, bonus & related costs	$2,334	$1,409	$925
Non-cash stock-based compensation	1,351	1,239	112
Professional fees	2,523	1,745	778
Insurance	902	681	221
All other	694	330	364
Total general and administrative expenses	$7,804	$5,404	$2,400

Salaries, bonus and related costs increased due to increases in headcount, higher bonus accruals, payroll taxes, recruiting fees and travel related costs.

Non-cash stock-based compensation increased slightly in 2019.

Professional fees increased due to expanding operations and operating as a public company. Higher legal, audit, investor relations, licensing and information technology costs were incurred during 2019.

Insurance costs increased primarily due to increased costs for Director and Officer liability insurance.

All other expenses increased due to additional franchise taxes, office space costs and regulatory filing fees.

Inflation

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the periods presented.

Liquidity and Capital Resources

As of December 31, 2019, we had cash and cash equivalents of $32,426, working capital of $25,639 and stockholders’ equity of $26,895. Net cash used in operating activities was $27,280 and $13,509 for the years ended December 31, 2019 and 2018.  We incurred losses of approximately $32,968 and $19,270 for the years ended December 31, 2019 and 2018. We have not yet generated any revenues and we have not yet achieved profitability. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need to generate significant product revenues to achieve profitability. We believe that our existing cash and cash equivalents as of December 31, 2019, and a review of projected project timing, will enable us to fund our operating expenses and capital expenditure requirements for at least one year from the date of this Annual Report on Form 10-K.

Management’s plans to obtain additional resources for the Company include obtaining capital from the sale of its equity securities, entering into strategic partnership arrangements and short-term borrowings from banks, stockholders or other related parties, if needed. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

Sources of Liquidity

We have focused our efforts on raising capital and building the products in our pipeline. Since our inception, and through our initial public offering of our common stock, or IPO, all our operations have been financed by our Parent, BioXcel, or the sales of our common stock in a series of private placements, three public offerings and an Open Market Sale Agreement. We have not yet established an ongoing source of revenue sufficient to cover our operating costs and will need to do so in future periods.

In January and February 2018, the Company issued 283,452 shares of common stock with an issuance price of $6.88 per share for gross and net proceeds of $1,950.

In March 2018, we completed our IPO and we issued and sold 5,454,545 shares of common stock at a public offering price of $11.00 per share. Gross proceeds totaled $60,000, and net proceeds totaled $54,102.

In May 2019, we entered into an Open Market Sale Agreement, or the Sale Agreement, with Jefferies LLC, or Jefferies, pursuant to which we could offer and sell shares of our common stock having an initial offering price no greater than $20.0 million, from time to time, through an “at the market offering” program under which Jefferies would act as sales agent. From May 2019 to September 2019, we sold a total of 66,193 shares for gross proceeds of $737 and net proceeds of $387. We terminated the Sale Agreement on September 22, 2019.

In September 2019, we sold in a registered offering 2,303,030 shares of our common stock at a public offering price of $8.25 per share, less underwriting discounts and commissions for which we received gross and net proceeds of approximately $19,000 and $17,423, respectively.

In February 2020, we sold in a registered offering 2,000,000 shares of our common stock at a public offering price of $32.00 per share for gross proceeds of $64,000 and net proceeds of approximately $60,000.

Cash Flows

	Year Ended December 31,
(in thousands)	2019	2018
Cash provided by (used in) in thousands:
Operating activities	$(27,280)	$(13,509)
Investing activities	(870)	(340)
Financing activities	18,011	55,527

Operating Activities

For the year ended December 31, 2019, net cash used in operating activities was approximately $27,280 which consisted of a net loss of $32,968 partially offset by $3,142 in stock-based compensation and $156 of depreciation and amortization.  Increases in accounts payable and accrued expenses of $3,580 were offset in part by increases in prepaid expenses (primarily for insurance premiums) and other assets of $1,190.

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

Investing Activities

Net cash used in investing activities was $870 for the year ended December 31, 2019, compared to $340 for the year ended December 31, 2018. Expenditures for 2019 were primarily related to construction costs and furniture associated with the occupancy of the Company’s 12th floor office at 555 Long Wharf Drive in New Haven, CT. Expenditures in 2018 were primarily for design costs associated with the 12th floor occupancy. We also purchased computers and related equipment for technical research and for additional headcount during 2019 and 2018.

Financing Activities

Net cash provided by financing activities was $18,011 for the year ended December 31, 2019. Our September 2019 Offering provided funds of $17,423, net of $1,577 of closing costs. In addition, our ATM program provided funds of $387, net of $350 of closing costs. The two equity issuances accounted for the majority of our financing activities.

Net cash provided by financing activities was approximately $55,527 for the year ended December 31, 2018 which was mainly attributable to the proceeds from issuance of common stock in our IPO and private placements of common stock, offset in part by repayment of loans to our Parent.

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

Critical Accounting Policies

        The preparation of our financial statements in conformity with GAAP requires management to exercise its judgment. We exercise considerable judgment with respect to establishing sound accounting policies and in making estimates and assumptions that affect the reported amounts of our assets and liabilities, our recognition of revenues and expenses, and disclosure of commitments and contingencies at the date of the financial statements.

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

Stock-based Compensation

Charges from our Parent, BioXcel Corporation.

BioXcel has granted stock options to its employees under its own equity incentive plan, or the BioXcel Plan. Stock-based compensation expense from awards granted under the BioXcel Plan is allocated to us over the required service period over which those stock option awards vest and is based upon the percentage of time the award recipient spent working on our activities compared to BioXcel activities, which is the same basis used for allocation of salary costs.

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

        Our estimation of fair value of the awards considered recent transactions entered into by BioXcel, relevant industry and comparable public company data. Since BioXcel is a non-public entity, the majority of the inputs used to estimate the fair value of the common stock option awards are considered level 3 due to their unobservable nature. Each option award is subject to specified vesting schedules and requirements (a mix of time-based and corporate event-based, including financing events). Compensation expense is charged to us by BioXcel over the required service period to earn the award which is expected to be up to four years, subject to the achievement of time and event-based vesting requirements.

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

The Company adopted FASB ASU 2018-07 as of January 1, 2019 which allowed non-employee options to be expensed using the adoption date fair value.

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

Contractual Obligations and Commitments

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

The following table summarizes our contractual obligations at December 31, 2019 and the effect such obligations are expected to have on our liquidity and cash flow in future periods and is solely related to the 12th floor lease:

	Payments due by Period
	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
Operating lease commitments	$1,354	$208	$415	$455	$276

For additional details, see “Note 12 to Financial Statements – Leases.”

Off-Balance Sheet Arrangements

We did not have during the periods presented, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our balance sheet as of December 31, 2019 includes cash and cash equivalents of $32,426. We do not participate in any foreign currency hedging activities and we do not have any other derivative financial instruments. We did not recognize any significant exchange rate losses during the years ended December 31, 2019 and 2018, respectively.

We do not believe that our cash and cash equivalents have significant risk of default or illiquidity. While we believe our cash and cash equivalents does not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash at one or more financial institutions that are in excess of federally insured limits.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the periods presented.

Item 8. Financial Statements and Supplementary Data

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K and incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s  rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures are effective at the reasonable assurance level.

Management’s Annual Report on Internal Controls Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control–Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2019, our internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the three months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to our annual meeting of stockholders to be held in 2020 (the “2020 Annual Meeting of Stockholders”), which we intend to file with the SEC within 120 days of the year ended December 31, 2019.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2020 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the year ended December 31, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2020 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the year ended December 31, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2020 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the year ended December 31, 2019.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2020 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the year ended December 31, 2019.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:
(1)	Financial Statements:

(2)	Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(3)	Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-38410	3.1	3/13/2018

3.2	Amended and Restated Bylaws	8-K	001-38410	3.2	3/13/2018

4.1	Description of the Registrant’s Securities Registered Under Section 12 of the Exchange Act					*

4.2	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-222990	4.2	2/26/2018

10.1	Stock Purchase Agreement, dated February 18, 2020, between BioXcel Corporation and BioXcel Therapeutics, Inc.	8-K	001-38410	10.1	2/21/2020

10.2^	Second Amended and Restated Separation and Shared Services Agreement, dated March 6, 2020, by and between BioXcel Corporation and BioXcel Therapeutics, Inc.					*

10.3#	Amended and Restated Asset Contribution Agreement, effective November 7, 2017, by and between BioXcel Corporation and BioXcel Therapeutics, Inc.	S-1/A	333-222990	10.2	2/12/2018

10.4	Collaborative Research Agreement, dated August 27, 2017, by and between BioXcel Therapeutics, Inc. and Nektar Therapeutics	S-1/A	333-222990	10.13	2/26/2018

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

10.5#	Clinical Trial Collaboration Agreement, dated September 21, 2018, by and between BioXcel Therapeutics, Inc. and Nektar Therapeutics	10-Q	001-38410	10.1	11/09/2018

10.6	Lease Agreement, dated as of August 20, 2018, by and between Fusco Harbour Associates, LLC, as Landlord, and BioXcel Therapeutics, Inc., as Tenant	8-K	001-38410	10.1	8/23/2018

10.7†	2017 Equity Incentive Plan	S-1/A	333-222990	10.3	2/12/2018

10.8†	Form of Incentive Stock Option Agreement under the 2017 Equity Incentive Plan	S-1/A	333-222990	10.4	2/12/2018

10.9†	Form of Non-Statutory Stock option Agreement under the 2017 Equity Incentive Plan	S-1/A	333-222990	10.5	2/12/2018

10.10†	Form of Indemnification Agreement with directors and executive officers	S-1/A	333-222990	10.6	2/12/2018

10.11†	Employment Agreement, dated March 7, 2018 by and between BioXcel Therapeutics, Inc. and Vimal Mehta	8-K	001-38410	10.1	3/13/2018

10.12†	Employment Agreement, dated February 12, 2018, by and between BioXcel Therapeutics, Inc. and Frank Yocca	S-1/A	333-222990	10.11	2/12/2018

10.13†	Employment Agreement, effective October 2, 2017, by and between BioXcel Therapeutics, Inc. and Richard Steinhart	S-1/A	333-222990	10.12	2/12/2018

10.14†	Employment Agreement, dated June 1, 2018, by and between BioXcel Therapeutics, Inc. and Dr. Vincent O’Neill, M.D.	8-K	001-38410	10.1	6/07/2018

21.1	Subsidiaries of BioXcel Therapeutics, Inc.			21.1		*

23.1	Consent of BDO USA, LLP			23.1		*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			31.1		*

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			31.2		*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			32.1		**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			32.2		**

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

†     Indicates a management contract or any compensatory plan, contract or arrangement.

^     Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

#     Confidential treatment has been granted for portions omitted from this exhibit and those portions have been separately filed with the Securities and Exchange Commission.

*     Filed herewith.

**   Furnished herewith.

Item 16. Form 10‑K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BioXcel Therapeutics, Inc.

Dated: March 9, 2020	By:
/s/ Vimal Mehta
Vimal Mehta
Chief Executive Officer
(Principal Executive Officer)

Dated: March 9, 2020	By:
/s/ Richard Steinhart
Richard Steinhart, Chief Financial Officer
(Principal Financial Officer)

11
Signature	Title	Date

/s/ VIMAL MEHTA Vimal Mehta, Ph.D.	Chief Executive Officer, President, Secretary and Director (Principal Executive Officer)	March 9, 2020
/s/ RICHARD STEINHART Richard Steinhart	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 9, 2020
/s/ PETER MUELLER Peter Mueller, Ph.D.	Chairman of the Board of Directors	March 9, 2020
/s/ KRISHNAN NANDABALAN Krishnan Nandabalan, Ph.D.	Director	March 9, 2020

/s/ SANDEEP LAUMAS Sandeep Laumas, M.D.	Director	March 9, 2020
/s/ MICHAL VOTRUBA Michal Votruba	Director	March 9, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors of BioXcel Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of BioXcel Therapeutics, Inc. (the "Company") as of December 31, 2019 and 2018, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Stamford, Connecticut

March 9, 2020

BIOXCEL THERAPEUTICS, INC.

BALANCE SHEETS

(amounts in thousands, except share and per share data)

	December 31,	December 31,
	2019	2018

ASSETS
Current assets
Cash and cash equivalents	$32,426	$42,565
Prepaid expenses and other current assets	1,681	491
Due from Parent	—	115
Total current assets	34,107	43,171
Property and equipment, net	1,041	327
Operating lease right-of-use asset	1,193	—
Other assets	51	51
Total assets	$36,392	$43,549

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$4,953	$1,604
Accrued expenses	3,120	3,056
Due to Parent	64	—
Other current liabilities	331	—
Total current liabilities	8,468	4,660

Operating lease liability	1,029	—

Total liabilities	9,497	4,660

Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized; 18,087,382 and 15,663,221 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	18	16
Additional paid-in-capital	83,565	62,593
Accumulated deficit	(56,688)	(23,720)
Total stockholders' equity	26,895	38,889
Total liabilities and stockholders' equity	$36,392	$43,549

The accompanying notes are an integral part of these financial statements.

BIOXCEL THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

	2019	2018
Revenues	$—	$—

Operating costs and expenses
Research and development	25,797	14,558
General and administrative	7,804	5,404
Total operating expenses	33,601	19,962
Loss from operations	(33,601)	(19,962)
Other income
Dividend and interest income, net	633	692
Net loss	$(32,968)	$(19,270)

Net loss per share attributable to common stockholders/ Parent basic and diluted	$(2.02)	$(1.32)

Weighted average shares outstanding - basic and diluted	16,289,175	14,571,553

The accompanying notes are an integral part of these financial statements.

BIOXCEL THERAPEUTICS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(amounts in thousands, except share and per share data)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of January 1, 2018	9,907,548	$10	$3,458	$(4,450)	$(982)
Issuance of common stock	283,452	1	1,949	—	1,950
Issuance of common stock, upon completion of Initial Public Offering, net of issuance costs of $5,898	5,454,545	5	54,097	—	54,102
Stock-based compensation	—	—	3,082	—	3,082
Exercise of stock options	17,676	—	7	—	7
Net loss	—	—	—	(19,270)	(19,270)
Balance as of December 31, 2018	15,663,221	$16	$62,593	$(23,720)	$38,889

Issuance of common stock, net of issuance costs of $1,991	2,369,223	$2	$17,808	$—	$17,810
Stock-based compensation		—	3,142	—	3,142
Exercise of stock options	54,938	—	22	—	22
Net loss		—	—	(32,968)	(32,968)
Balance as of December 31, 2019	18,087,382	$18	$83,565	$(56,688)	$26,895

The accompanying notes are an integral part of these financial statements.

BIOXCEL THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(amounts in thousands, except share and per share data)

	Year ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(32,968)	$(19,270)
Reconciliation of net loss to net cash used in operating activities
Depreciation and amortization	156	17
Stock-based compensation expense	3,142	3,082
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,190)	(539)
Accounts payable, accrued expenses and other liabilities	3,580	3,201
Net cash used in operating activities	(27,280)	(13,509)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(870)	(340)
Net cash used in investing activities	(870)	(340)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	17,810	56,513
Exercise of options	22	7
Payable to Parent for services	—	(67)
Due to Parent	179	(555)
Note Payable — Parent	—	(371)
Net cash provided by financing activities	18,011	55,527

Net (decrease) increase in cash and cash equivalents	(10,139)	41,678

Cash and cash equivalents, beginning of the period	42,565	887
Cash and cash equivalents, end of the period	$32,426	$42,565

Supplemental cash flow information:
Interest paid	$62	$1

Supplemental disclosure of non-cash Operating, Investing and Financing Activities:
Deferred issuance costs reclassified to additional paid-in-capital upon completion of initial public offering	$—	$461
Right-of-use asset obtained in exchange for new operating lease liability	$1,308	—

The accompanying notes are an integral part of these financial statements.

BIOXCEL THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Note 1. Organization and Principal Activities

BioXcel Therapeutics, Inc. is a clinical stage biopharmaceutical company utilizing artificial intelligence to identify improved therapies in neuroscience and immuno-oncology. BTI's drug re-innovation approach leverages existing approved drugs and/or clinically validated product candidates together with big data and proprietary machine learning algorithms to identify new therapeutic indices. BTI's two most advanced clinical development programs are BXCL501, a sublingual thin film formulation designed for acute treatment of agitation resulting from neuropsychiatric disorders, and BXCL701, an orally administered systemic innate immunity activator designed for treatment of a rare form of prostate cancer, pancreatic cancer and advanced solid cancers in combination with other immuno-oncology agents. The Company’s primary activities have been clinical and pre-clinical research and development for BXCL501 and BXCL701.

As used in these financial statements, unless otherwise specified or the context otherwise requires, the terms the “Company” or “BTI” refer to BioXcel Therapeutics, Inc., and “BioXcel” or “Parent” refer to BioXcel Corporation, the Company’s parent.

The Company is a majority-owned subsidiary of BioXcel Corporation, also referred to as BioXcel or Parent, and was incorporated under the laws of the State of Delaware on March 29, 2017. The Company’s principal office is in New Haven, Connecticut.

Note 2. Initial Public Offering

On March 7, 2018, the Company’s registration statement on Form S‑1 relating to its initial public offering of its common stock, or the IPO, was declared effective by the Securities and Exchange Commission, or the SEC. The IPO closed on March 12, 2018, and the Company issued and sold 5,454,545 shares of common stock at a public offering price of $11.00 per share. Gross proceeds totaled $60,000 and net proceeds totaled $54,102 after deducting underwriting discounts and commissions of $4,200 and other offering expenses of approximately $1,698.

In connection with and immediately prior to the closing of its IPO, the Company effectuated a 237 to one stock split. Accordingly, all share and per share amounts for all periods presented in the accompanying financial statements have been adjusted retroactively, where applicable, to reflect the stock split.

Also, in connection with the completion of its IPO, the Company amended its articles of incorporation to authorize the issuance of up to 50,000,000 shares of common stock with a par value of $.001 each and 10,000,000 shares of preferred stock with a par value of $.001 each.

Note 3. Basis of Presentation

The Company’s financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”).

Note 4. Summary of Significant Accounting Policies

Use of Estimates

The Company’s financial statements are prepared in accordance with GAAP. The preparation of the Company’s financial statements requires it to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses in its financial statements and the accompanying notes. The most significant estimates in the financial statements relate to the fair value of equity awards and valuation allowance related to the Company’s deferred tax assets. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. As of December 31, 2019 and 2018, cash equivalents were comprised of money market funds. Cash and cash equivalents held at financial institutions may at times exceed federally insured amounts. We believe we mitigate such risk by investing in or through major financial institutions.

Deferred Offering Costs

The Company capitalized certain legal, professional accounting and other third-party fees that were directly associated with in-process equity financings as deferred offering costs until the equity financing was consummated. After consummation of an equity financing, these costs are recorded in shareholders’ equity (deficit) as a reduction of proceeds generated as a result of the offering. As of December 31, 2017, the Company recorded deferred offering costs relating to its IPO of $461. The Company’s IPO was completed in March 2018, and these costs, as well as additional IPO costs including commissions of $4,200 and an additional $1,237 of other expenses incurred in 2018, were recorded as a reduction to shareholders’ equity.

Property and Equipment

Equipment consists of computers and related equipment and furniture that are stated at cost and depreciated using the straight-line method over estimated useful life of 5 years. Leasehold improvements are amortized over the shorter of the life of the lease or asset.

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

The Company adopted FASB ASU 2018-07 as of January 1, 2019 which allowed non-employee options to be expensed using the adoption date fair value.

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

Research and Development Costs

Research and development expenses include wages, benefits, facilities, supplies, external services, clinical study and manufacturing costs and other expenses that are directly related to the Company’s research and development activities. At the end of the reporting period, the Company compares payments made to third party service providers to the estimated progress toward completion of the research or development objectives. Such estimates are subject to change as additional information becomes available. Depending on the timing of payments to the service providers and the progress that the Company estimates has been made as a result of the service provided, the Company may record net prepaid or accrued expense relating to these costs. The Company expenses research and development costs as incurred.

Patent Costs

Costs related to filing and pursuing patent applications are recorded as general and administrative expense and expensed as incurred since recoverability of such expenditures is uncertain.

Fair Value Measurements

ASC 820 “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources, or observable inputs, and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances, or unobservable inputs. The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC 820 are described below:

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

Net Loss per Share

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the "treasury stock" and/or "if converted" methods as applicable. The Company did not have any potentially dilutive securities outstanding in any period presented in the accompanying financial statements. There were 3,009,386 and 2,588,729 shares of options that were excluded from the calculation of the loss per share for the years ended December 31, 2019 and 2018, respectively. Inclusion of potential common shares would be anti-dilutive for all periods presented and have been excluded from the calculations.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016‑02 Lease Accounting Topic 842. This ASU requires the Company to record all leases longer than one year on its balance sheet. Under the new guidance, when the Company records leases on its balance sheet, it will record a liability with a value equal to the present value of payments it will make over the life of the lease and an asset representing the underlying leased asset. The new accounting guidance requires the Company to determine if its leases are operating or financing leases, similar to current accounting guidance. The Company will record expense for operating type leases on a straight-line basis as an operating expense and it will record expense for finance type leases as interest expense. The new lease standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The Company adopted the new standard in January 2019 and recorded a Right of Use asset and related liability in the amount of $1,308 on commencement of a new office lease.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) which amends the existing guidance relating to the accounting for income taxes. This ASU is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles of accounting for income taxes and to improve the consistent application of GAAP for other areas of accounting for income taxes by clarifying and amending existing guidance. The ASU is effective for fiscal years beginning after December 15, 2020. The Company does not expect that the adoption of this new guidance will have a material impact on the Company’s Financial Statements.

Note 5. Transactions with BioXcel

The Company has entered into the Amended and Restated Asset Contribution Agreement, pursuant to which BioXcel agreed to contribute BioXcel’s rights, title and interest in BXCL501, BXCL701, BXCL502 and BXCL702, and all of the assets and liabilities associated in consideration for (i) 9,480,000 shares of our common stock, (ii) $1,000 upon completion of an initial public offering, (iii) $500 upon the later of the 12 month anniversary of an initial public offering and the first dosing of a patient in the bridging bioavailability/ bioequivalence study for the BXCL501 program, (iv) $500 upon the later of the 12 month anniversary of an initial public offering and the first dosing of a patient in the Phase 2 proof of concept open label monotherapy or combination trial with Keytruda for the BXCL701 program and (v) a one-time payment of $5,000 within 60 days after the achievement of $50,000 in cumulative net sales of any product or combination of products resulting from the development and commercialization of any one of the Candidates or a product derived therefrom. With the completion of the Company’s IPO in March 2018, $1,000 was charged to Research and Development costs in connection with (ii) above and was paid on April 5, 2018. The Company paid $500 to BioXcel in connection with (iii) above in April 2019. In July 2019, the Company completed the first dosing of a patient in the combination trial of BXCL701 with Keytruda, and as a result the Company paid $500 to BioXcel in connection with (iv) above in July 2019.

The Company entered into a Separation and Shared Services Agreement with BioXcel that took effect on June 30, 2017, as amended and restated on November 7, 2017 and March 6, 2020, or the Services Agreement, pursuant to which BioXcel will allow us to continue to use the office space, equipment, services and leased employees based on the agreed upon terms and conditions for a payment of defined monthly and/or hourly fees. The office space and equipment portion of the Services Agreement ended effectively on April 30, 2018 when the Company moved to new office space to accommodate additional personnel that had been hired. Services provided by BioXcel through its subsidiaries in India and the United States will continue indefinitely, as agreed upon by the parties. These services are primarily for drug discovery and for chemical, manufacturing and controls cost. Service charges recorded under this agreement were $862 and $579 for the years ended December 31, 2019 and 2018, respectively.

Under the Services Agreement, the Company has an option, exercisable until December 31, 2020, to enter into a collaborative services agreement with BioXcel pursuant to which BioXcel shall perform product identification and related services for us utilizing EvolverAI. The parties are obligated to negotiate the collaborative services agreement in good faith and to incorporate reasonable market-based terms, including consideration for BioXcel reflecting a low, single-digit royalty on net sales and reasonable development and commercialization milestone payments, provided that (i) development milestones shall not exceed $10 million in the aggregate and not be payable prior to proof of concept in humans and (ii) commercialization milestones shall be based on reaching annual net sales levels, be limited to 3% of the applicable net sales level, and not exceed $30 million in the aggregate. BioXcel shall continue to make such product identification and related services available to us for at least five years from June 30, 2017. The parties are currently discussing extending the product identification and related services that BioXcel would provide under the collaborative services agreement, however, as of the date hereof, we have not reached a definitive agreement.

In connection with the Services Agreement, BioXcel agreed to provide the Company a line of credit, which was capped at $1,000, or the Total Funding Amount, pursuant to the terms of a grid note, the (“Grid Note”). The Grid Note was payable upon the earlier of (i) the completion of an initial public offering and (ii) December 31, 2018, together with interest on the unpaid balance of each advance made under the Grid Note, which would accrue at a rate per annum equal to the applicable federal rate for short-term loans as of the date thereof, in each case calculated based on a 365 day year and actual days elapsed.

All amounts due to BioXcel under the line of credit, the Grid Note, and for expenses paid on the Company’s behalf were paid following the completion of the Company’s IPO on March 20, 2018.

Note 6. Property and Equipment, net

	December 31,	December 31,
	2019	2018

Computers and related equipment	$229	$169
Furniture	344	4
Leasehold improvements	642	172
	1,215	345
Accumulated depreciation and amortization	(174)	(18)
	$1,041	$327

Depreciation expense was $156 and $17 for the years ended December 31, 2019 and 2018, respectively.

Note 7.  Commitments and Contingencies

Master Service Agreements

The Company has entered into a Master Services Agreement (“MSA”) with a Contract Research Organization, or CRO, dated November 1, 2018 for strategic planning, expert consultation, clinical trial services, statistical programming and analysis, data processing, data management, regulatory, clerical, project management, medical device services, and other research and development services as set forth in specific work orders. This agreement is for a period of five (5) years.

Excluding the CRO’s property, all improvements, inventions, processes, techniques, work product, know-how, data and information generated, conceived, reduced to practice or derived under the MSA by the CRO or its personnel and subcontractors, shall be and remain the exclusive property of the Company, and any inventions that may evolve from the foregoing shall belong to the Company.

The Company entered into a series of cancellable work orders to support its clinical trial activities, related to the first of the Company’s BXCL701 clinical trials. This clinical trial is expected to cost approximately $10,000 and is anticipated to take place over the next two years.  To date, the Company has incurred $1,809 in costs for the work surrounding this trial.

In the first quarter of 2019 the Company entered into a second series of cancellable work orders to support a second clinical trial related the Company’s BXCL 701 product candidate.  This clinical trial is expected to aggregate approximately $8,000 and it is anticipated to take place over the next three years.  Approximately one half of this cost is to be reimbursed by a partner.  The Company has incurred $1,353 of costs in connection with this trial and has also recorded a related receivable of $82.

In addition, an MSA was signed with a second CRO during the first quarter of 2019 to include strategic planning, expert consultation, regulatory activities, data interpretation, New Drug Application services, and research and development services, including clinical, data management, statistical and medical writing activities.

Note 8. Accrued Expenses

Accrued expenses consist of the following:

	December 31, 2019	December 31, 2018

Drugs and clinical trial expenses	$1,215	$1,887
Accrued salaries, benefits and travel related costs	1,570	774
Professional and consultant fees	126	181
Legal expenses	140	105
Other administrative accruals	69	109
	$3,120	$3,056

Note 9. Stockholders’ Equity (Deficit)

Authorized Capital

The Company is authorized to issue up to 10,000,000 preferred shares with a par value of $0.001 per share. No preferred shares were issued and outstanding as of December 31, 2019 and 2018.

The Company is authorized to issue up to 50,000,000 shares of common stock with a par value of $0.001 per share. The Company had 18,087,382 and 15,663,221 shares of common stock outstanding as of December 31, 2019 and December 31, 2018, respectively.

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

On May 20, 2019, the Company entered into an Open Market Sale Agreement (the “Sale Agreement”) with Jefferies LLC (“Jefferies”) pursuant to which the Company may offer and sell shares of its common stock, par value $0.001 per share (the “Common Stock”), having an initial offering price no greater than $20.0 million (the “Shares”), from time to time, through an “at the market offering” program under which Jefferies will act as sales agent. The Company sold 66,193 shares under the Sale Agreement for gross proceeds of $737, issuance costs of $350 or net proceeds of $387. The Sale Agreement was terminated by the Company on September 22, 2019

On September 26, 2019, the Company entered into an underwriting agreement with several underwriters in connection with the issuance and sale by the Company in a public offering of 2,303,030 shares of the Company’s common stock at a public offering price of $8.25 per share, less underwriting discounts and commissions, pursuant to an effective shelf registration statement on Form S-3 (Registration No. 333-230674) and a related prospectus supplement filed with the SEC (the “September 2019 Offering”). The September 2019 Offering closed on September 30, 2019.

The Company received gross and net proceeds of approximately $19,000 and $17,423 respectively from the September 2019 Offering. The Company intends to use the net proceeds for general corporate purposes, which may include development and commercialization of their product candidates, research and development, general and administrative expenses, license or technology acquisitions, and working capital and capital expenditures.

See Note 13 - Subsequent Event for a description of the February 2020 offering.

Note 10. Stock-Based Compensation

Stock Options

The Company’s 2017 Stock Incentive Plan, or the 2017 Stock Plan, became effective in August 2017 and will expire in August 2027. Under the 2017 Stock Plan, the Company may grant incentive stock options, non-statutory stock options, restricted stock awards and other stock-based awards.

As of December 31, 2019, there were 3,389,956 shares of the Company’s common stock authorized for issuance under the 2017 Stock Plan. Options granted under the 2017 Stock Plan have a term of ten years with the vesting term determined by the board of directors, which is generally four years.

The fair value of options granted during the year ended December 31, 2019 was estimated using the Black-Scholes option-pricing model with the following assumptions. Stock‑based awards to non‑employees are re‑measured at fair value each financial reporting date until performance is complete.

The weighted average fair value of options granted in 2019 and 2018 was $9.68 and $7.64 per option, respectively and were determined using the following assumptions:

	For the
	Year Ended
	December 31, 2019
Exercise price per share	$4.14	-	$11.28
Expected stock price volatility	78.05%	-	79.48%
Risk-free rate of interest	1.51%	-	2.53%
Fair value of grants per share	$2.73	-	$8.17
Expected Term (years)	5.0	-	7.0

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

The following table summarizes information about stock option activity during the period the Plan was in effect (in thousands, except share and per share data):

				Weighted Average
	Number	Weighted Average	Total	Remaining
	of	Exercise	Intrinsic	Contractual
	Shares	Price per Share	Value	Life (in years)
Outstanding as of January 1, 2019	2,744,153	$2.33	$7,411	8.8
Options granted	384,800	$9.68	$—	9.4
Options forfeited	(15,666)	$8.53	$—	—
Options exercised	(54,938)	$0.41	$—	—
Outstanding as of December 31, 2019	3,058,349	$3.26	$34,725	8.0

Options vested and exercisable as of December 31, 2019	2,095,252	$1.67	$27,104	7.8

There were 331,607 shares available for grant as of December 31, 2019.

The Company recognized stock-based compensation expense under the 2017 Stock Plan of $3,070 and $2,872 for the years ended December 31, 2019 and 2018, respectively.

Unrecognized compensation expense related to unvested awards as of December 31, 2019 was $2,772 and will be recognized over the remaining vesting periods of the underlying awards. The weighted-average period over which such compensation is expected to be recognized is 1.3 years.

BioXcel Charges

BioXcel has granted stock options to its employees under its own Equity Incentive Plan (“BioXcel Plan”). Stock-based compensation expense from the BioXcel Plan is allocated to the Company over the period over which those stock option awards vest and are based the on the percentage of time spent on Company activities compared to BioXcel activities. The BioXcel stock option awards are valued at fair value on the date of grant and that fair value is recognized over the requisite service period. The estimated fair value of these BioXcel stock option awards was determined using the Black Scholes option pricing model on the date of grant. Significant judgment and estimates were used to estimate the fair value of these awards, as they are not publicly traded.

Stock based compensation expense, net of forfeitures, recognized by the Company in its statements of operations related to BioXcel equity awards totaled approximately $72 and $210 for the years ended December 31, 2019 and 2018, respectively.

Total stock based compensation charges were approximately $3,142 and $3,082 for the years ended December 31, 2019 and 2018, respectively. The Company charged $1,791 and 1,351 to research and development and general and administrative expense for the year ended December 31, 2019, respectively. The Company charged $1,843 and 1,239 to research and development and general and administrative expense for the year ended December 31, 2018, respectively.

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

The significant components of the Company’s net deferred tax assets at December 31, 2019 and 2018 are shown below. In determining the realizability of the Company’s net deferred tax asset, the Company considered numerous factors, including historical profitability, estimated future taxable income, and the industry in which it operates. Based on this information the Company has provided a valuation allowance for the full amount of its net deferred tax asset because the Company has determined that it is more likely than not that it will not be realized.

	2019	2018
Federal net operating losses	$3,445	$3,840
State net operating losses	972	1,300
Stock based compensation	860	552
Federal and state tax credits	1,254	366
Capitalized research and development costs	8,288	—
Accrued expense	432	203
Total gross deferred tax assets	15,251	6,261
Less: valuation allowance	(15,251)	(6,261)
Net deferred tax assets	$—	$—

A reconciliation between the Company’s effective tax rate and the federal statutory rate for the years ended December 31, 2019 and 2018 are as follows:

	2019	2018
Federal Statutory Rate	21.0%	21.0%
Stock based compensation	(1.4)	(2.2)
Federal and state credits	2.7	1.6
State Taxes	5.0	6.3
Change in valuation allowance	(27.3)	(26.5)
Other	-	(0.2)
Effective Tax Rate	0.0%	0.0%

At December 31, 2019, the Company had approximately $16,406 of gross federal and state net operating loss carry-forwards. If not utilized, the federal and state net operating loss carry-forwards will begin to expire in 2037. The federal net operating loss incurred after December 31, 2017 will be carried forward indefinitely.  The utilization of such net operating loss carry-forwards and realization of tax benefits in future years depends predominantly upon having taxable income. The Company also has approximately $1,254 of federal research and development credits which will begin to expire in 2037 if not utilized.

Utilization of the net operating loss, or NOL, and research tax credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that has occurred or that could occur in the future, as required by Section 382 of the Code, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and research tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an "ownership change" as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. To date, the Company’s NOLs have not been subject to Section 382 limitation.

Entities are also required to evaluate, measure, recognize and disclose any uncertain income tax provisions taken on their income tax returns. The Company has analyzed its tax positions and has concluded that as of December 31, 2019 there were no uncertain positions. Interest and penalties, if any, as they relate to income taxes assessed, are included in the income tax provision. There was no income tax related interest and penalties included in the income tax provision. The Company's U.S. federal and state net operating losses have occurred since its inception in 2017 and as such, tax years subject to potential tax examination could apply from that date because the utilization of net operating losses from prior years opens the relevant year to audit by the IRS and/or state taxing authorities.

Note 12. Leases

The Company entered into an agreement to lease approximately 11,040 square feet of space on the 12th floor of the building located at 555 Long Wharf Drive, New Haven, Connecticut that commenced February 22, 2019, or the Commencement Date. The premises were occupied in March 2019.

The term of the 12th floor lease continues from the Commencement Date through the last day of the calendar month immediately following the seventh anniversary of the Commencement Date.

The Company’s improvement costs were approximately $642 and are being amortized over the life of the lease.

Maturities of the operating lease liability are as follows:

Year ending December 31,	Amount
2020	$208
2021	196
2022	219
2023	225
2024	230
Thereafter	276
Total lease payments	1,354
Less imputed interest	(161)
Total lease liability	1,193
Less current portion	(164)
Operating lease liability	$1,029

The current portion of the Company’s operating lease liability of $164 as of December 31, 2019 is included in other current liabilities on the balance sheet.

The Company recorded lease expense of $155 related to its operating lease right-of-use asset for the year ended December 31, 2019.

The Company has an option to renew the lease for one additional five-year term at 95% of the then-prevailing market rates but not less than the rental rate at the end of the initial lease term.

Note 13. Subsequent Event

On February 19, 2020, the Company entered into an underwriting agreement with several underwriters pursuant to its shelf registration statement on Form S-3 in connection with the issuance and sale by the Company in a public offering of 2,000,000 shares of the Company’s common stock at a public offering price of $32.00 per share.  In addition, BTI has granted the underwriters a 30-day option to purchase up to an additional 300,000 shares of common stock from BTI at the public offering price, less underwriting discounts and commissions.  Gross proceeds to BTI from the offering were approximately $64,000, before deducting underwriting discounts and commissions and offering expenses.  To the extent the underwriters exercise their option to purchase additional shares of common stock, the Company intends to use the net proceeds from the sale of additional shares to repurchase shares of common stock (which shares will then be canceled) from BioXcel Corporation at a price equal to the price paid by the underwriters for such shares in the public offering, less underwriting discounts and commissions.

On February 21, 2020 the underwriters exercised their option to purchase an additional 300,000 shares of BTI stock.  Subsequent to the underwriters exercise BTI purchased 300,000 shares from BioXcel Corporation at a price equal to the price paid by the underwriters for such shares in the public offering less underwriting discounts and commissions at a per share price of $30.08.

The offering closed on February 24, 2020.