Form 10-Q
period 2020-03-31
BioXcel Therapeutics, Inc.
filed 2020-05-12
CIK 1720893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding at May 4, 2020 was 20,211,296.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10‑Q contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	our plans relating to clinical trials for BXCL501, BXCL701 and our other product candidates;
•	our plans for 505(b)(2) regulatory path approval;
•	our plans to research, develop and commercialize our current and future product candidates;
•	our plans to seek to enter into collaborations for the development and commercialization of certain product candidates;
•	the potential benefits of any future collaboration;
•	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;
•	the rate and degree of market acceptance and clinical utility of any products for which we receive marketing approval;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our intellectual property position and strategy;
•	our estimates regarding expenses, future revenue, capital requirements and need for additional financing;
•	developments relating to our competitors and our industry;
•	the impact of government laws and regulations;
•	the impact of COVID-19 on our business, including our preclinical studies and clinical trials: and
•	our relationship with BioXcel Corporation.

These forward-looking statements are based on management’s current expectations. These statements are neither promises nor guarantees, but involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part II, Item 1A. “Risk Factors,” and Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q. Given these uncertainties, you should not rely on these forward-looking statements as predictions of future events. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

This Quarterly Report on Form 10-Q also contains estimates, projections and other information concerning our industry, our business, and the markets for certain diseases, including data regarding the estimated size of those markets, and the incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources.

As used in this Quarterly Report on Form 10-Q, unless otherwise specified or the context otherwise requires, the terms “we,” “our,” “us,” the “Company” or “BTI” refer to BioXcel Therapeutics, Inc. and its subsidiaries, and “BioXcel” or “Parent” refer to BioXcel Corporation, the Company’s parent.  All brand names or trademarks appearing in this report are the property of their respective owners.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

BIOXCEL THERAPEUTICS, INC.

BALANCE SHEETS

(amounts in thousands, except share and per share data)

	March 31,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$80,079	$32,426
Prepaid expenses and other current assets	3,519	1,681
Total current assets	83,598	34,107
Property and equipment, net	1,010	1,041
Operating lease right-of-use asset	1,153	1,193
Other assets	51	51
Total assets	$85,812	$36,392

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$6,733	$4,953
Accrued expenses	3,600	3,120
Due to Parent	—	64
Other current liabilities	1,932	331
Total current liabilities	12,265	8,468

Operating lease liability	961	1,029

Total liabilities	13,226	9,497

Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized; 20,182,382 and 18,087,382 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	20	18
Additional paid-in-capital	144,165	83,565
Accumulated deficit	(71,599)	(56,688)
Total stockholders' equity	72,586	26,895
Total liabilities and stockholders' equity	$85,812	$36,392

The accompanying notes are an integral part of these financial statements.

BIOXCEL THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues	$—	$—

Operating costs and expenses
Research and development	12,371	5,674
General and administrative	2,625	1,745
Total operating expenses	14,996	7,419
Loss from operations	(14,996)	(7,419)
Other income
Dividend and interest income, net	85	215
Net loss	$(14,911)	$(7,204)

Net loss per share attributable to common stockholders basic and diluted	$(0.79)	$(0.46)

Weighted average shares outstanding - basic and diluted	18,968,096	15,663,795

The accompanying notes are an integral part of these financial statements.

BIOXCEL THERAPEUTICS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(amounts in thousands, except shares)

(unaudited)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2018	15,663,221	$16	$62,593	$(23,720)	$38,889
Stock-based compensation	—	—	682	—	682
Exercise of stock options	2,581	—	1	—	1
Net loss	—	—	—	(7,204)	(7,204)
Balance as of March 31, 2019	15,665,802	$16	$63,276	$(30,924)	$32,368

Balance as of December 31, 2019	18,087,382	$18	$83,565	$(56,688)	$26,895
Issuance of common stock, net of issuance costs of $4,789	2,300,000	2	68,809		68,811
Purchase and cancellation of shares from BioXcel Corporation	(300,000)	—	(9,024)		(9,024)
Stock-based compensation	—	—	776	—	776
Exercise of stock options	95,000	—	39	—	39
Net loss	—	—	—	(14,911)	(14,911)
Balance as of March 31, 2020	20,182,382	$20	$144,165	$(71,599)	$72,586

The accompanying notes are an integral part of these financial statements.

BIOXCEL THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three months ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,911)	$(7,204)
Reconciliation of net loss to net cash used in operating activities
Depreciation and amortization	47	37
Stock-based compensation expense	776	682
Due to Parent under asset contribution agreement	—	500
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,838)	(1,292)
Accounts payable, accrued expenses and other	3,769	1,607
Net cash used in operating activities	(12,157)	(5,670)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and leasehold improvements	(16)	(600)
Net cash used in investing activities	(16)	(600)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs of $4,789	68,811	—
Purchase and cancellation of shares from BioXcel Corporation	(9,024)	—
Exercise of options	39	1
Net cash provided by financing activities	59,826	1

Net (decrease) increase in cash and cash equivalents	47,653	(6,269)

Cash and cash equivalents, beginning of the period	32,426	42,565
Cash and cash equivalents, end of the period	$80,079	$36,296

Supplemental cash flow information:
Interest paid	$3	$8

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

The unaudited financial information for the three months ended March 31, 2020 and 2019 is presented on the same basis as the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The Company does not have any components of other comprehensive income (loss) recorded within its financial statements, and, therefore, does not separately present a statement of comprehensive income (loss) in its financial statements.

Certain reclassifications have been made to the prior year financial information to conform to the current period presentation. These reclassifications had no effect on the reported results of operations.

Note 2. Basis of Presentation

The Company’s financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”).

Note 3. Summary of Significant Accounting Policies

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

The preparation of our financial statements requires us to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity and expenses. We base our estimates on historical experience and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of expenses.

During the quarter ended March 31, 2020, the novel coronavirus disease, or COVID-19, was declared a pandemic and spread to multiple regions across the globe, including the United States and Europe. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including expenses, reserves and allowances, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets.

We have evaluated the impact of COVID-19 within our financial statements and given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we are not able to estimate the effects of the COVID-19 outbreak on our results of operations, financial condition, or liquidity.  The financial statements do not reflect any adjustments as a result of the pandemic but there may be changes to the current estimates in future periods.

Unaudited Interim Financial Information

The accompanying unaudited financial statements do not include all of the information and footnotes required by GAAP. The accompanying year-end balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2020,  the results of its operations for the three months ended March 31, 2020 and 2019 and its cash flows for the three months ended March 31, 2020 and 2019, respectively. The results for the three months ended March 31, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020, any other interim periods or any future year or period.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. As of March 31, 2020, cash equivalents were comprised of money market funds. Cash and cash equivalents held at financial institutions may at times exceed federally insured amounts. We believe we mitigate such risk by investing in or through major financial institutions.

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

Effective September 22, 2019, the Company terminated its At-The-Market (“ATM”) program. All costs associated with this program have been amortized and charged to Additional paid-in-capital.

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

The Company adopted ASU 2016‑02 Lease Accounting Topic 842 in January 2019 and recorded a ROU asset and related liability in the amount of $1,308 on commencement of a new office lease.

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

ASC 718 requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The Black-Scholes option-pricing model was used as its method of determining fair value. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The value of the award is recognized as an expense in the statement of operations over the requisite service period. The periodic expense is then determined based on the valuation of the options. The Company has elected to account for forfeitures as they occur, by reversing compensation cost when the award is forfeited.

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

Expenses Accrued Under Contractual Arrangements with Clinical Research Organizations

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

The carrying amounts of cash equivalents, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments.

Net Loss per Share

The Company computes basic net loss per share by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The potential dilutive securities included outstanding options (for both employees and non-employees) for the three months ended March 31, 2020 and 2019. Such securities have not been included in the loss per share calculation since their impact would be anti-dilutive. There were 3,089,310 and 2,757,275 shares of options that were excluded from the calculation of the loss per share for the three months ended March 31, 2020 and 2019, respectively.

Recent Accounting Pronouncements

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

Note 4. Transactions with BioXcel

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

The Company entered into a Separation and Shared Services Agreement with BioXcel that took effect on June 30, 2017, as amended and restated on November 7, 2017 and March 6, 2020, or the Services Agreement, pursuant to which BioXcel will allow us to continue to use the office space, equipment, services and leased employees based on the agreed upon terms and conditions for a payment of defined monthly and/or hourly fees. The office space and equipment portion of the Services Agreement ended effectively on April 30, 2018 when the Company moved to new office space to accommodate additional personnel that had been hired. Services provided by BioXcel through its subsidiaries in India and the United States will continue indefinitely, as agreed upon by the parties. These services are primarily for drug discovery and for chemical, manufacturing and controls cost. Service charges recorded under this agreement were $397 and $293 for the three months ended March 31, 2020 and 2019, respectively.

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

The Company paid $9,024 for the purchase and subsequent cancellation of 300,000 shares owned by BioXcel, which is more fully discussed below under Note 8 to these financial statements.

Note 5. Property & Equipment

Property and Equipment, net consisted of the following

	March 31,	December 31,
	2020	2019
	Unaudited
Computers and related equipment	$242	$229
Furniture	347	344
Leasehold improvements	642	642
	1,231	1,215
Accumulated depreciation	(221)	(174)
	$1,010	$1,041

Note 6. Commitments and Contingencies

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

The Company entered into a series of cancellable work orders to support its clinical trial activities, related to the first of the Company’s BXCL701 clinical trials. This clinical trial is expected to cost approximately $10,000 and is anticipated to take place over the next two years.  To date, the Company has incurred $2,534 in costs for the work surrounding this trial.

In the first quarter of 2019 the Company entered into a second series of cancellable work orders to support a second clinical trial related the Company’s BXCL 701 product candidate.  This clinical trial is expected to aggregate approximate approximately $8,000 and it is anticipated to take place over the next three years.  Approximately one half of this cost is to be reimbursed by a partner.  The Company has incurred $1,237 of costs in connection with this trial.

In addition, an MSA was signed with a second CRO during the first quarter of 2019 to include strategic planning, expert consultation, regulatory activities, data interpretation, New Drug Application (“NDA”) services, and research and development services, including clinical, data management, statistical and medical writing activities. This MSA supports BXCL501. The cost of these clinical trials are expected to aggregate approximately $14,700, and these trials are anticipated to take place during 2020. As of March 31, 2020, the Company has incurred $7,034 of costs in connection with these trials.

Contingencies

In March 2020, the World Health Organization declared the outbreak of COVID-19, a novel strain of coronavirus, a global pandemic. This outbreak has caused and is continuing to cause major disruptions to businesses and financial markets worldwide. This may affect the Company’s operations and those of third parties on which the Company relies, including causing disruptions in the supply of the Company’s product candidates and the conduct of current and planned preclinical and clinical studies. The Company may need to limit its operations and may experience limitations in employee resources. There are risks that the COVID-19 pandemic may be more difficult to contain if it reaches a larger population or broader geography, in which case the risks described herein could increase significantly. The extent to which the COVID-19 pandemic impacts the Company’s results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

Additionally, while the potential economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the impact of the coronavirus on the global financial markets may reduce the Company’s ability to access capital, which could negatively impact the Company’s short-term and long-term liquidity, and the Company’s ability to complete its preclinical and clinical studies on a timely basis, or at all. The ultimate impact of COVID-19 is highly uncertain and subject to change. The Company does not yet know the full extent of potential delays or impacts on its business, financing, preclinical and clinical trial activities or the global economy as a whole. However, these effects could have a material, adverse impact on the Company’s liquidity, capital resources, operations and business and those of the third parties on which the Company relies.

Note 7. Accrued Expenses and Other Current Liabilities

Accrued expenses consist of the following:

	March 31, 2020	December 31, 2019

Drugs and clinical trial expenses	$2,118	$1,215
Accrued salaries, benefits and travel related costs	663	1,570
Professional and consultant fees	277	126
Legal expenses	450	140
Other administrative accruals	92	69
	$3,600	$3,120

Other current liabilities as of March 31, 2020 includes $192 for the current portion of Operating lease liabilities and $1,740 for the financing of insurance premiums.

Note 8. Stockholders’ Equity (Deficit)

Authorized Capital

The Company is authorized to issue up to 10,000,000 preferred shares with a par value of $0.001 per share. No preferred shares are issued and outstanding.

The Company is authorized to issue up to 50,000,000 shares of common stock with a par value of $0.001 per share. The Company had 20,182,382 and 18,087,382 shares of common stock outstanding as of March 31, 2020 and December 31, 2019, respectively.

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

The Company received proceeds of approximately $17,423, net of issuance costs of $1,577 from the September 2019 Offering. The Company intends to use the net proceeds for general corporate purposes, which may include development and commercialization of their product candidates, research and development, general and administrative expenses, license or technology acquisitions, and working capital and capital expenditures.

In February 2020, the Company sold in a registered offering 2,300,000 shares of our common stock at a public offering price of $32.00 per share for gross proceeds of $73,600 less underwriting discounts and commissions. The Company received proceeds of approximately $68,811, net of issuance costs of $4,789 from the February 2020 offering. The Company used $9,024 of the proceeds to purchase and cancel 300,000 shares of common stock from BioXcel.

Note 9. Stock-Based Compensation

Stock Options

The Company’s 2017 Stock Incentive Plan (the “2017 Stock Plan”) became effective in August 2017 and will expire in August 2027. Under the 2017 Stock Plan, the Company may grant incentive stock options, non-statutory stock options, restricted stock awards and other stock-based awards.

As of March 31, 2020, there were 3,294,956 shares of the Company’s common stock authorized for issuance under the 2017 Stock Plan. Options granted under the 2017 Stock Plan have a term of ten years with vesting terms determined by the board of directors, which is generally four years.

The fair value of options granted during the three months ended March 31, 2020 was estimated using the Black-Scholes option-pricing model with the following assumptions.

	For the
	Three Months Ended
	March 31, 2020
Exercise price per share	$13.60	-	$32.48
Expected stock price volatility	78.25%	-	80.76%
Risk-free rate of interest	1.17%	-	2.38%
Fair value of grants per share	$9.04	-	$23.58
Expected Term (years)	4.7	-	7.0

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

The following table summarizes information about stock option activity under the 2017 Stock Plan for the three months ended March 31, 2020 (in thousands, except share and per share data):

				Weighted Average
	Number	Weighted Average	Total	Remaining
	of	Exercise	Intrinsic	Contractual
	Shares	Price per Share	Value	Life (in years)
Outstanding as of January 1, 2020	3,058,349	$3.26	$34,725	8.0
Options granted	100,000	$17.18	$—	9.8
Options forfeited	(334)	$10.28	$—
Options exercised	(95,000)	$0.41	$—
Outstanding as of March 31, 2020	3,063,015	$3.80	$56,901	7.8

Options vested and exercisable as of March 31, 2020	2,132,356	$2.06	$43,269	7.6

There were 231,941 shares available for grant as of March 31, 2020.

The Company recognized stock-based compensation expense under the 2017 Stock Plan of $768  and $659 for the three months ended March 31, 2020 and 2019, respectively.

The total grant-date fair value of options was $1,195 for the three months ended March 31, 2020.

Unrecognized compensation expense related to unvested awards as of March 31, 2020 was $3,198 and will be recognized over the remaining vesting periods of the underlying awards. The weighted-average period over which such compensation is expected to be recognized is 1.2 years.

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

Share based compensation expense (income), net of forfeitures, recognized by the Company in its statements of operations related to BioXcel equity awards totaled approximately $8 and $23 for the three months ended March 31, 2020 and 2019, respectively.

Total share based compensation charges were approximately $776 and $682 for the three months ended March 31, 2020 and 2019, respectively. The Company charged $466 and 310 to research and development and general and administrative expense for the three months ended March 31, 2020, respectively. The Company charged $453 and 229 to research and development and general and administrative expense for the three months ended March 31, 2019, respectively.

Note 10. Income Taxes

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

As a result of the Company’s cumulative losses, management has concluded that a full valuation allowance against the Company’s net deferred tax assets is appropriate. No income tax liabilities existed as of March 31, 2020 and December 31, 2019 due to the Company’s continuing operating losses.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) enacted on March 27, 2020 temporarily modifies the federal income tax rules on net operating losses incurred in 2018, 2019, and 2020. Under the CARES Act, a taxpayer that incurs in 2020 or has incurred during 2019 or 2018 an NOL is permitted to carryback such NOL to the prior five years to offset prior year income to claim a tax refund of previously paid federal income taxes.  As a result of the Company’s losses since inception it would not benefit from this provision.   The Act retroactively suspends the 80% income limitation on use of NOL carryovers for taxable years beginning before January 1, 2021, and allows 100% of any such taxable income to be offset by the amount of such NOL carryforward.  This 80% income limitation is reinstated for tax years beginning after December 31, 2020.

Note 11. Leases

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

The Company’s improvement costs were approximately $642 and are being amortized over the life of the lease.

Maturities of the operating lease liability are as follows:

Year ending December 31,	Amount
2020 (excluding the three months ended March 31, 2020)	$157
2021	196
2022	219
2023	225
2024	230
Thereafter	275
Total lease payments	1,302
Less imputed interest	(149)
Total lease liability	1,153
Less current portion	(192)
Operating lease liability	$961

The current portion of the Company’s operating lease liability of $192 as of March 31, 2020 is included in other current liabilities on the balance sheet.

The Company recorded lease expense of $54 and $22 related to its operating lease right-of-use asset for the three months ended March 31, 2020 and 2019, respectively.

The Company has an option to renew the lease for one additional five-year term at 95% of the then-prevailing market rates but not less than the rental rate at the end of the initial lease term.

Note 12. Subsequent Event

The Company received funds under the Paycheck Protection Program of the CARES Act in April 2020 in the amount of $537. The application for these funds requires the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further requires the Company to take into account our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on our future adherence to the forgiveness criteria and maintenance of certain employment levels. On April 23, 2020, the Small Business Administration issued a new FAQ #31, which provided guidance on what it means to certify that: “current economic uncertainty makes this loan request necessary to support the ongoing operations of the Applicant.” Following review of this new FAQ #31 the Company decided to withdraw from the Paycheck Protection Program and has repaid the loan in full together with all accrued interest.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2019. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, such as information with respect to our plans and strategy for our business and expectations related to the clinical development of our product candidates, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

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

During the quarter ended March 31, 2020, the novel coronavirus disease, or COVID-19, was declared a pandemic and spread to multiple regions across the globe, including the United States and Europe. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen.

During the first quarter of 2020 we took steps in line with guidance from the U.S. Centers for Disease Control and Prevention (CDC) and the State of Connecticut to protect the health and safety of our employees and the community. In particular, we implemented a work-from-home policy for all employees and have restricted on-site activities to certain chemical, manufacturing and control (“CMC”) and clinical trial activities.  We continue to assess the impact of the COVID-19 pandemic to best mitigate risk and continue the operations of our business.

We are working closely with our clinical sites to monitor the potential impact of the evolving COVID-19 pandemic. We remain committed to our clinical programs and development plans. As of now we have not experienced any significant delays to our ongoing or planned clinical trials; however, this could rapidly change.

During the first quarter of 2020, we continued to advance the development of our two lead clinical programs, BXCL501 and BXCL701.

As of May 1, 2020, our patent portfolio included 5 Patent Cooperation Treaty applications, 5 U.S. utility applications, 19 U.S. provisional applications, 37 non-U.S. applications, 3 granted non-US patents, and one U.S. design patent.

BXCL501 Neuroscience Program

We continue to enroll patients in our two Phase 3 SERENITY trials and remain on-track to report topline data from both studies in mid-2020. On March 19, 2020 we announced that more than one-third of the SERENITY I & II patients have been dosed, including over 100 bipolar patients. To-date all schizophrenia and bipolar patients enrolled have successfully self-administered the BXCL501 treatment, guided by a healthcare provider, and the trials are progressing according to schedule.

In January 2020, we announced that the first patient was enrolled in the TRANQUILITY study, a Phase 1b/2 trial of BXCL501 for the acute treatment of agitation associated with geriatric dementia, expanding potential therapeutic use of BXCL501 beyond current neuropsychiatric disorders. We are currently in the process of assessing information for dose escalation from the TRANQUILITY trial and expect to report topline results in mid-2020.

In February 2020 we announced that we received clearance from the U.S. Food and Drug Administration for an Investigational New Drug application for a Phase 1b/2 trial for the treatment of opioid withdrawal symptoms, a potential fourth indication for BXCL501. We anticipate this trial will begin enrolling patients shortly.

A Phase 2 study designed to measure biomarkers associated with agitation in patients with schizophrenia and their response to treatment with BXCL501 was initiated by researchers at Yale University in February 2020. The trial is designed to identify biomarkers, such as skin conductance response, heart rate variability, and blood pressure, that can potentially be used as an initial signal for treatment and expand the BXCL501 development program to evaluate new chronic disease indications. This trial has been delayed by the COVID-19 pandemic and we now expect to release data from this study in the second half of 2020.

We continue to investigate the development of using wearable digital device technology such as the Apple Watch, with the goal of enhancing the prevention and treatment of agitation including, if approved, the administration of BXCL501 prior to the onset of agitation related to dementia. We are conducting a feasibility study to measure nervous and motor system activity relevant to both agitation and the mechanism of action of BXCL501.

We are continuing to evaluate development plans for BXCL501 as a potential treatment for acute agitation in hyperactive delirium and for chronic agitation, as well as developing a single-use intramuscular injection for severe agitation.

Treatment of agitation remains a significant global healthcare challenge in patients with drug and alcohol withdrawal and post-traumatic stress disorder, as the currently available treatment options are suboptimal, invasive, difficult to administer and often pose safety issues.

BXCL701 Immuno-Oncology Program

The Company currently has three planned clinical trials for BXCL701.

On April 28, 2020, we announced the initiation of the Phase 2 efficacy portion of the Phase 1b/2 trial of BXCL701 in combination with pembrolizumab (KEYTRUDA®) for treatment emergent Neuroendocrine Prostate Cancer (tNEPC). The Phase 1b safety assessment of BXCL701 indicated that a split dose totaling 0.6 mg per day is the recommended dose when used in combination with KEYTRUDA®, a PD-1 inhibitor. The 0.6mg total daily dose has shown on-target side effects consistent with cytokine activation. Splitting the daily dose can be associated with an improved safety profile and will be used in the efficacy portion of the clinical program

The BXCL701 phase of the triple combination study of BXCL701, bempegaldesleukin (NKTR-214, Nektar Therapeutics, Inc.) and BAVENCIO® (avelumab, Merck KGaA, Darmstadt, Germany and Pfizer) in pancreatic cancer is expected to be initiated following Nektar and Pfizer’s Phase 1B safety trial of a double combination of bempegaldesleukin and avelumab and the outcome of that trial.

We advanced the clinical evaluation of BXCL701 into multiple advanced solid tumors where checkpoint inhibitors are indicated. The MD Anderson-led Phase 2 open-label basket trial is designed to evaluate the response rate of orally administered BXCL701, combined with KEYTRUDA® in patients with advanced solid cancers. The study will evaluate both patients who are naïve to checkpoint therapy and those who are refractory to checkpoint therapy. MD Anderson initiated this trial on March 19, 2020.

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

•employee-related expenses, including salaries, benefits and stock-based compensation expense and travel expenses for employees engaged in research and development functions;

•expenses incurred under agreements with contract research organizations, or CROs, and sites that conduct our non-clinical studies and clinical trials;

•costs of outside consultants engaged in research and development activities, including their fees, stock-based compensation and travel expenses;

•the cost of acquiring, developing and manufacturing pre-clinical and clinical trial materials and lab supplies; and

•depreciation and other expenses.

We expense research and development costs to operations as incurred.

Our research and development costs by program for the three months ended March 31, 2020 and 2019 were as follows:

	2020	2019
BXCL 501	$9,278	$2,558
BXCL 701	2,041	2,276
BXCL 502	40	80
BXCL 702	59	83
Other research and development programs	321	173
Research and development support services	632	504
Total research and development expenses	$12,371	$5,674

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

We expect that our general and administrative expenses will increase as we expand our clinical programs. We also expect increased administrative costs resulting from our clinical trials and the potential commercialization of our product candidates. We believe that these increases will likely include increased costs for director and officer liability insurance, hiring additional personnel to support future market research and future product commercialization efforts and increased fees for outside consultants, attorneys and accountants. We may also incur increased costs to comply with corporate governance, internal controls, investor relations and disclosures and similar requirements applicable to public companies.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is set forth in Note 3 to the financial statements included in this Quarterly Report on Form 10‑Q.

Summary of Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

	(Unaudited)
	Three months ended March 31,
(amounts in thousands, except percentage)	2020	2019	Change
Net sales	$—	$—	$—	—
Operating costs and expenses
Research and development	12,371	5,674	6,697	1,180%
General and administrative	2,625	1,745	880	504%
Total operating expenses	14,996	7,419	7,577	1,021%
Loss from operations	(14,996)	(7,419)	(7,577)	1,021%
Other income
Interest income, net	85	215	(130)	—
Net loss	$(14,911)	$(7,204)	$(7,707)	1,070%

Revenues

We have not recognized any revenues since inception.

Research and Development Expense

Research and development expenses for the three months ended March 31, 2020 were $12,371, compared to $5,674 for the three months ended March 31, 2019. The increase of $6,697 is attributable to the costs described in the table below:

	Three Months Ended
	March 31,
	2020	2019	Change
Salaries, bonus & related costs	$1,790	$1,192	$598
Non-cash stock-based compensation	466	453	13
Professional research & project related costs	899	483	416
Drug acquisition costs	—	500	(500)
Clinical trials expense	7,815	2,050	5,765
Chemical, manufacturing and controls cost ("CMC")	829	547	282
All other	572	449	123
Total research and development expenses	$12,371	$5,674	$6,697

Salaries, bonus & related costs increased due to increases in headcount and related benefits, payroll taxes and recruiting fees offset in part by reduced travel costs as a result of COVID-19 travel restrictions.

Non-cash stock-based compensation approximated the prior year period.

The increase in professional research & project related costs, clinical trials expense and CMC costs reflect the acceleration of research and development activities primarily related to our BXCL501 and BXCL 701 product candidates.

Drug acquisition costs in 2019 were related to certain payments triggered pursuant to our asset contribution agreement with our Parent, or the Contribution Agreement, as discussed in Note 4 to the financial statements included elsewhere in this Quarterly Report on Form 10-Q.

All other expenses increased as a result of higher occupancy costs, product liability insurance and shared service charges.

General and Administrative Expense

General and administrative expenses for the three months ended March 31, 2020 were $2,625 compared to $1,745 for the three months ended March 31, 2019. The increase of $880 is attributable to the costs described in the table below:

	Three Months Ended
	March 31,
	2020	2019	Change
Salaries, bonus & related costs	$687	$694	$(7)
Non-cash stock-based compensation	310	229	81
Professional fees	1,238	401	837
Insurance	284	224	60
All other	106	197	(91)
Total general and administrative expenses	$2,625	$1,745	$880

Salaries, bonus & related costs decreased due to reduced travel costs as a result of COVID-19 travel restrictions offset by increases in salaries and related benefits.

Non-cash stock-based compensation increased primarily due to additional grants provided to officers and directors of the Company and increased headcount.

Professional fees increased due to expanding operations and operating as a public company. Higher legal, patent, investor relations, licensing and information technology costs were incurred during the three months ended March 31, 2020 than the three months ended March 31, 2019.

Insurance costs increased due to an increase in Director and Officer liability insurance.

All other costs decreased due to reduced attendance at conferences and trade shows as a result of COVID-19 travel restrictions and lower furniture rental charges.

Inflation

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the periods presented.

Liquidity and Capital Resources

As of March 31, 2020, we had cash and cash equivalents of $80,079, working capital of $71,333 and stockholders’ equity of $72,586. Net cash used in operating activities was $12,157 and $5,670 for the three months ended March 31, 2020 and 2019.  We incurred losses of approximately $14,911 and $7,204 for the three months ended March 31, 2020 and 2019. We have not yet generated any revenues and we have not yet achieved profitability. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need to generate significant product revenues to achieve profitability. We believe that our existing cash and cash equivalents as of March 31, 2020, and a review of projected project timing, will enable us to fund our operating expenses and capital expenditure requirements for at least one year from the date of this Quarterly Report on Form 10-Q.

Management intends to obtain financing through sales of the Company’s equity securities, entering into strategic partnership arrangements and/or short-term borrowings from banks, stockholders or other related parties, if needed. There are no assurances that we will be successful in obtaining an adequate level of financing as and when needed to finance our operations on terms acceptable to us or at all, particularly in light of the economic downturn and ongoing uncertainty related to the COVID-19 pandemic. If we are unable to secure adequate additional funding as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more product candidates. In addition, the magnitude and duration of the COVID-19 pandemic and its impact on our liquidity and future funding requirements is uncertain as of the filing date of this Quarterly Report on Form 10-Q, as the pandemic continues to evolve globally. See “Impact of COVID-19 Pandemic” above and “Risk Factors—The outbreak of COVID-19, or other pandemic, epidemic or outbreak of an infectious disease may materially and adversely impact our business, including our preclinical studies and clinical trials.” in Part II, Item 1A. of this Quarterly Report on Form 10-Q for a further discussion of the potential impact of the COVID-19 pandemic on our business.

Sources of Liquidity

We have focused our efforts on raising capital and building the products in our pipeline. Since our inception, all of our operations have been financed by our Parent, BioXcel, from the sales of our common stock in private placements and public offerings and under an Open Market Sale Agreement. We have not yet established an ongoing source of revenue sufficient to cover our operating costs and will need to do so in future periods.

In January and February 2018, the Company issued 283,452 shares of common stock with an issuance price of $6.88 per share for gross and net proceeds of $1,950.

In March 2018, we completed our IPO and we issued and sold 5,454,545 shares of common stock at a public offering price of $11.00 per share. Gross proceeds totaled $60,000, and net proceeds totaled $54,102.

In May 2019, we entered into an Open Market Sale Agreement, or the Sale Agreement, with Jefferies LLC, or Jefferies, pursuant to which we could offer and sell shares of our common stock having an initial offering price no greater than $20,000, from time to time, through an “at the market offering” program under which Jefferies would act as sales agent. From May 2019 to September 2019, we sold a total of 66,193 shares for gross proceeds of $737 and net proceeds of $387. We terminated the Sale Agreement on September 22, 2019.

In September 2019, we sold in a registered offering 2,303,030 shares of our common stock at a public offering price of $8.25 per share, less underwriting discounts and commissions for which we received gross and net proceeds of approximately $19,000 and $17,423, respectively.

In February 2020, we sold in a registered offering 2,300,000 shares of our common stock at a public offering price of $32.00 per share for gross proceeds of $73,600 less underwriting discounts and commissions. The Company received proceeds of approximately $68,811, net of issuance costs of $4,789 from the February 2020 offering. The Company used $9,024 of the proceeds to purchase and cancel 300,000 shares of common stock from BioXcel.

The Company received funds under the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) in April 2020 in the amount of $537. On April 23, 2020 the Small Business Administration issued a new FAQ #31, which provided guidance on what it means to certify that: “current economic uncertainty makes this loan request necessary to support the ongoing operations of the Applicant.” Following review of this new FAQ #31 the Company decided to withdraw from the Paycheck Protection Program and has repaid the loan in full together with all accrued interest.

Cash Flows

	Three Months Ended March 31,
(in thousands)	2020	2019
Cash provided by (used in) in thousands:
Operating activities	$(12,157)	$(5,670)
Investing activities	(16)	(600)
Financing activities	59,826	1

Operating Activities

For the three months ended March 31, 2020, net cash used in operating activities was $12,157 which consisted of a net loss of $14,911 partially offset by $776 in stock-based compensation and $47 of depreciation and amortization. Increases in accounts payable, accrued expenses and other of $3,769 were offset in part by increases in prepaid expenses (primarily for insurance premiums) and other assets of $1,838.

For the three months ended March 31, 2019, net cash used in operating activities was $5,670, which consisted of a net loss of $7,204 partially offset by $682 in stock-based compensation and $37 of depreciation. Increases in accounts payable, accrued expenses and other of $1,607 were offset in part by increases in prepaid expenses of $1,292. A payment to BioXcel of $500 was made pursuant to the Contribution Agreement.

Investing Activities

Net cash used in investing activities was $16 for the three months ended March 31, 2020, compared to $600 for the three months ended March 31, 2019. All of the net cash used in investing activities for three months ended March 31, 2020 related to expenditures for property and equipment. The majority of our expenditures for the three months ended March 31, 2019 were related to construction costs and purchases of furniture for the occupancy of our office site.

Financing Activities

Net cash provided by financing activities was $59,826 for the three months ended March 31, 2020. Our February 2020 Offering provided funds of $68,811, net of $4,579 of closing costs.  Approximately $9,024 from this offering was used for the purchase and cancellation of 300,000 shares owned by BioXcel. Exercises of options provided funds of $39.

Net cash provided by financing activities was nominal for the three months ended March 31, 2019.

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

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. We anticipate that our expenses will increase substantially as we:

•continue our clinical development of BXCL501 and BXCL701;

•conduct additional research and development with our product candidates;

•seek to identify, acquire, develop and commercialize additional product candidates;

•integrate acquired technologies into a comprehensive regulatory and product development strategy;

•maintain, expand and protect our intellectual property portfolio;

•hire scientific, clinical, quality control and administrative personnel;

•add operational, financial and management information systems and personnel, including personnel to support our drug development efforts;

•seek regulatory approvals for any product candidates that successfully complete clinical trials;

•ultimately establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any product candidates for which we may obtain regulatory approval; and

•continue to operate as a public company.

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

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any off-balance sheet arrangements as defined under SEC rules.

Critical Accounting Policies

        Our critical accounting policies and estimates are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies " in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. We have reviewed and determined that those critical accounting policies and estimates remain our critical accounting policies and estimates as of and for the three ended March 31, 2020. No changes were made to our critical accounting policies during the period presented.

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

Recent Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is set forth in Note 3 to the financial statements included elsewhere in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our balance sheet as of March 31, 2020 includes cash and cash equivalents of $80,079. We do not participate in any foreign currency hedging activities and we do not have any other derivative financial instruments. We did not recognize any significant exchange rate losses during the three months ended March 31, 2020 and 2019, respectively.

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

The market risk inherent in our financial instruments and in our financial position has historically been the potential loss arising from adverse changes in interest rates. At March 31, 2020 and December 31, 2019, we had cash and cash equivalents of approximately $80,079 and $32,426, respectively. As of March 31, 2020, we held our cash primarily in money market accounts and accordingly, the value of these accounts is subject to fluctuation in interest rates.

We do not engage in any hedging activities against changes in interest rates. We do not have any foreign currency or other derivative financial instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since our inception, we have incurred significant operating losses. Our net loss was $14.9 million and $7.2 million for the three months ended March 31, 2020 and 2019 respectively. As of March 31, 2020, we had stockholders’ equity of $72.6 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. None of our product candidates have been approved for marketing in the United States, or in any other jurisdiction, and may never receive such approval. It could be several years, if ever, before we have a commercialized product that generates significant revenues. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

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

We expect that our current cash and cash equivalents will be used primarily to fund our ongoing research and development efforts over at least the next 12 months from the date of this report. We will be required to expend significant funds in order to advance the development of BXCL501, BXCL701 and our other product candidates. In addition, while we may seek one or more collaborators for future development of our current product candidate or any future product candidates that we may develop for one or more indications, we may not be able to enter into a collaboration for any of our product candidates for such indications on suitable terms, on a timely basis or at all. In any event, the net proceeds of our prior equity offerings and our existing cash will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of our product candidates or our other preclinical programs. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Further financing may not be available to us on acceptable terms, or at all. Additionally, market volatility resulting from the COVID-19 pandemic or other factors could also adversely impact our ability to access capital as and when needed. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

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

•	diversion of healthcare resources to combat epidemics, such as the COVID-19 pandemic;
•	obtaining institutional review board, or IRB, approval at each site, or independent ethics committee, or IEC, approval at any sites outside the United States;
•	dependence on the needs and timing of third party collaborators;
•	changes to clinical trial protocols;
•	recruiting suitable patients to participate in a trial in a timely manner and in sufficient numbers;
•	clinical sites deviating from trial protocol or dropping out of a trial;
•	addressing patient safety concerns that arise during the course of a trial;
•	having patients complete a trial or return for post-treatment follow-up;
•	imposition of a clinical hold by regulatory authorities, including as a result of unforeseen safety issues or side effects or failure of trial sites to adhere to regulatory requirements;
•	the occurrence of serious adverse events in trials of the same class of agents conducted by other companies or institutions;
•	subjects choosing an alternative treatment for the indications for which we are developing our product candidates, or participating in competing trials;
•	adding a sufficient number of clinical trial sites;
•	manufacturing sufficient quantities of a product candidate for use in clinical trials;
•	lack of adequate funding to continue the clinical trial;
•	selection of clinical end points that require prolonged periods of clinical observation or analysis of the resulting data;
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

We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by the Data Safety Monitoring Board, or DSMB, for such trial or by the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Furthermore, we rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials and, while we have agreements governing their committed activities, we have limited influence over their actual performance.

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

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. Patient enrollment is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, the size of the patient population required for analysis of the trial’s primary endpoints, the proximity of patients to study sites, our ability to recruit clinical trial investigators with the appropriate competencies and experience, our ability to obtain and maintain patient consents, the risk that patients enrolled in clinical trials will drop out of the trials before completion, and competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. Our ability to enroll patients in our clinical trials may be impacted by governmental restrictions and diversion of healthcare resources resulting from the COVID-19 pandemic. Many pharmaceutical companies are conducting clinical trials in patients with the disease indications that our potential drug products target. As a result, we must compete with them for clinical sites, physicians and the limited number of patients who fulfill the stringent requirements for participation in clinical trials. Also, due to the confidential nature of clinical trials, we do not know how many of the eligible patients may be enrolled in competing studies and who are consequently not available to us for our clinical trials. Our clinical trials may be delayed or terminated due to the inability to enroll enough patients. The delay or inability to meet planned patient enrollment may result in increased costs and delay or termination of our trials, which could have a harmful effect on our ability to develop products.

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

Even if we obtain regulatory approval for BXCL501, BXCL701 or any product candidate, we will still face extensive and ongoing regulatory requirements and obligations and any product candidates, if approved, may face future development and regulatory difficulties.

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

As of March 31, 2020, BioXcel owned approximately 45.5% of the economic interest and voting power of our outstanding common stock. Even though BioXcel controls less than a majority of the voting power of our outstanding common stock, it may influence the outcome of such corporate actions so long as it owns a significant portion of our common stock.

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

The ownership by our executive officers and our directors of shares of BioXcel common stock, options to purchase shares of BioXcel common stock, or other equity awards of BioXcel may create, or may create the appearance of, conflicts of interest. Our Chief Executive Officer and director, Vimal Mehta, Ph.D., is Chief Executive Officer and Chairman of BioXcel. In addition, our director and Chief Digital Officer, Krishnan Nandabalan, Ph.D., serves as President, Chief Scientific Officer and a director of BioXcel. Because of Drs. Mehta and Nandabalan’s current positions with BioXcel, they own shares of BioXcel common stock, options to purchase shares of BioXcel common stock or other equity awards of BioXcel. As of March 31, 2020, Dr. Mehta and Dr. Nandabalan each owned approximately 42% of outstanding BioXcel voting stock. Ownership by our executive officers and directors of common stock or options to purchase common stock of BioXcel, or any other equity awards, creates, or, may create the appearance of, conflicts of interest when these individuals are faced with decisions that could have different implications for BioXcel than the decisions have for us, including decisions that relate to our Services Agreement, Contribution Agreement, as well as potential agreements relating to future product candidates and AI-related services or collaborations. In connection with the various agreements and transactions entered into in connection with our separation from BioXcel, or the Separation, our chief executive officer has agreed to recuse himself with respect to voting on any matter coming before either BioXcel’s or our board of directors related to our relationship with BioXcel, although he will still be permitted to participate in discussions and negotiations. Any perceived conflicts of interest resulting from investors questioning the independence of our management or the integrity of corporate governance procedures may materially affect our stock price.

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

We and/or our third-party manufacturers may be adversely affected by developments outside of our control, and these developments may delay or prevent further manufacturing of our products. Adverse developments may include labor disputes, resource constraints, shipment delays, inventory shortages, lot failures, unexpected sources of contamination, lawsuits related to our manufacturing techniques, equipment used during manufacturing, or composition of matter, unstable political environments, acts of terrorism, war, natural disasters, and other natural and man-made disasters. If BioXcel, we or our third-party manufacturers were to encounter any of the above difficulties, or otherwise fail to comply with contractual obligations, our ability to provide any product for clinical trial or commercial purposes would be jeopardized. This may increase the costs associated with completing our clinical trials and commercial production. Further, production disruptions may cause us to terminate ongoing clinical trials and/or commence new clinical trials at additional expense. We may also have to take inventory write-offs and incur other charges and expenses for products that fail to meet specifications or pass safety inspections. Moreover, as a result of the COVID-19 pandemic, third-party manufacturers may be affected, which could disrupt their activities and, as a result, we could face difficulty sourcing key components necessary to produce supply of our product candidates, which may negatively affect our preclinical and clinical development activities.  If production difficulties cannot be solved with acceptable costs, expenses, and timeframes, we may be forced to abandon our clinical development and commercialization plans, which could have a material adverse effect on our business, prospects, financial condition, and the value of our securities.

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

Risks Related to Our Business and Industry

The outbreak of the novel coronavirus disease, COVID-19, or other pandemic, epidemic or outbreak of an infectious disease may materially and adversely impact our business, including our preclinical studies and clinical trials.

In December 2019, the novel coronavirus disease, COVID-19, was identified in Wuhan, China. This virus has been declared a pandemic and has spread to multiple global regions, including the United States and Europe. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, we have implemented a work-from-home policy for all employees and have restricted on-site activities to certain chemical, manufacturing and control (CMC) and clinical trial activities.

As a result of the COVID-19 pandemic or other pandemic, epidemic or outbreak of an infectious disease, we may experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:

•	delays or difficulties in enrolling patients in our clinical trials;
•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•

diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•

interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures, which may impact the integrity of subject data and clinical study endpoints;

•	interruption or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines;
•

interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems;

•	interruptions in preclinical studies due to restricted or limited operations resulting from restrictions on our on-site activities;
•

limitations on employee resources that would otherwise be focused on the conduct of our preclinical studies and clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;

•	impacts from prolonged remote work arrangements, such as strains on our business continuity plans, cybersecurity risks, and inability of certain employees to perform their work remotely; and
•	interruption or delays to our sourced discovery and clinical activities.

The COVID-19 pandemic continues to rapidly evolve. The extent to which the outbreak impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.  If we or any of the third parties with whom we engage were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. Additionally, concerns over the economic impact of COVID-19 pandemic have caused extreme volatility in financial and other capital markets which has and may continue to adversely impact our stock price and our ability to access capital markets.

We will need to increase the size of our organization and the scope of our outside vendor relationships, and we may experience difficulties in managing growth.

As of March 31, 2020, we employed a total of 27 full-time employees. In addition, we have access to certain of BioXcel’s employees and resources through the various agreements we have entered into with BioXcel. Our current internal departments include finance, research and development and administration. We have been expanding our management team to include an operational ramp up of additional technical staff required to achieve our business objectives. We will need to continue to expand our managerial, operational, technical and scientific, financial and other resources in order to manage our operations and clinical trials, establish independent manufacturing, continue our research and development activities, and commercialize our product candidate. Our management and scientific personnel, systems and facilities currently in place may not be adequate to support our future growth.

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

Our success depends largely upon the continued services of our key executive officers, Vimal Mehta, our Chief Executive Officer, President, Secretary and Director and Frank Yocca, our Chief Scientific Officer, as well as the other principal members of our management, scientific and clinical team. We do not maintain “key person” insurance for any of these executive officers or any of our other key employees. We also rely on our leadership team in the areas of research and development, marketing, services and general and administrative functions. From time to time, there may be changes in our executive management and leadership teams resulting from the hiring or departure of executives or other key employees, which could disrupt our business. The replacement of one or more of our executive officers or other key employees would likely involve significant time and costs and may significantly delay or prevent the achievement of our business objectives.

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

Our operations, and those of our directors, advisors, contractors, consultants, CROs, and collaborators, could be adversely affected by earthquakes, floods, hurricanes, typhoons, extreme weather conditions, fires, water shortages, power failures, business systems failures, medical epidemics, pandemics such as the COVID-19 pandemic, and other natural and man-made disaster or business interruptions. Our phones, electronic devices and computer systems and those of our directors, advisors, contractors, consultants, CROs, and collaborators are vulnerable to damages, theft and accidental loss, negligence, unauthorized access, terrorism, war, electronic and telecommunications failures, and other natural and man-made disasters. Several of our employees conduct business outside of our headquarters and leased or owned facilities. These locations may be subject to additional security and other risk factors due to the limited control of our employees. If such an event as described above were to occur in the future, it may cause interruptions in our operations, delay research and development programs, clinical trials, regulatory activities, manufacturing and quality assurance activities, sales and marketing activities, hiring, training of employees and persons within associated third parties, and other business activities. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

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

As of December 31, 2019, we had federal and state net operating loss carryforwards, or NOLs, of approximately $16.4 million. Our NOLs arising before January 1, 2018 are subject to expiration and will begin to expire in 2037. As of December 31, 2019, we also had federal and state research and development and other tax credit carryforwards, or credits of approximately $1.3 million available to reduce future tax liabilities. The federal and state credits expire at various dates through 2037. These NOLs and credits could expire unused and be unavailable to offset future taxable income or income tax liabilities. In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an "ownership change" is subject to limitations on its ability to utilize its pre-change NOLs or credits to offset future taxable income or income tax liabilities. For these purposes, an ownership change generally occurs where the aggregate change in stock ownership of one or more stockholders or groups of stockholders owning at least 5% of a corporation's stock exceeds 50 percentage points over a three-year period. Future changes in our stock ownership, including as a result of February 2020 offering of common stock, many of which are outside of our control, could result in an ownership change. Our NOLs or credits may also be impaired under state law. Accordingly, even if we attain profitability, we may not be able to utilize a material portion of our NOLs or credits. Furthermore, under the Tax Cuts and Jobs Act of 2017 and modified by the CARES Act signed on March 27, 2020, although the treatment of NOLs arising on or before December 31, 2017 has generally not changed, NOLs arising on or after January 1, 2018 and beyond may only be used to offset 80% of taxable income for tax years beginning after December 31, 2020. This change may require us to pay federal income taxes in future years despite generating a loss for federal income tax purposes in prior years.

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

As of March 31, 2020, our directors, executive officers and principal stockholders, and their respective affiliates, beneficially owned approximately 48.1% of our outstanding shares of common stock. As a result, these stockholders, acting together, would have significant control over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have significant control over the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

As a publicly traded company we have incurred significant additional legal, accounting and other expenses that we did not incur as a privately held subsidiary of BioXcel. The obligations of being a public company in the United States requires significant expenditures and will place significant demands on our management and other personnel, including costs resulting from public company reporting obligations under the Exchange Act and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and the listing requirements of the stock exchange on which our securities are listed. These rules require the establishment and maintenance of effective disclosure and financial controls and procedures, internal control over financial reporting and changes in corporate governance practices, among many other complex rules that are often difficult to implement, monitor and maintain compliance with. Moreover, despite recent reforms made possible by the JOBS Act, the reporting requirements, rules, and regulations will make some activities more time-consuming and costly, particularly after we are no longer an “emerging growth company.” In addition, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage that we had through BioXcel. Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements and to keep pace with new regulations, otherwise we may fall out of compliance and risk becoming subject to litigation or being delisted, among other potential problems.

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

In 2017, the U.S. government enacted comprehensive federal income tax legislation that includes significant changes to the taxation of business entities. These changes include, among others, a permanent reduction to the corporate income tax rate. Notwithstanding the reduction in the corporate income tax rate, the overall impact of this tax reform is uncertain, and our business and financial condition could be adversely affected. We urge our stockholders to consult with their legal and tax advisors with respect to any such legislation and the potential tax consequences of investing in our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-38410	3.1	3/13/2018

3.2	Amended and Restated Bylaws.	8-K	001-38410	3.2	3/13/2018

10.1†	Non-Employee Director Compensation Program					*

10.2^	Second Amended and Restated Separation and Shared Services Agreement, dated March 6, 2020, by and between BioXcel Corporation and BioXcel Therapeutics, Inc.	10-K	001-38410	10.2	03/09/2020

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BioXcel Therapeutics, Inc.

Dated: May 12, 2020	By:
/s/ Vimal Mehta
Vimal Mehta
Chief Executive Officer
(Principal Executive Officer)

Dated: May 12, 2020	By:
/s/ Richard Steinhart
Richard Steinhart, Chief Financial Officer
(Principal Financial Officer)