Form 10-Q
period 2020-06-30
BioXcel Therapeutics, Inc.
filed 2020-08-14
CIK 1720893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

⌧ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

◻ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-38410

BioXcel Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	82-1386754
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

555 Long Wharf Drive
New Haven, CT	06511
(Address of principal executive offices)	(Zip Code)

(475) 238-6837

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	BTAI	Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻

Non-accelerated filer ⌧	Smaller reporting company ⌧

Emerging growth company ⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ⌧

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻ No ⌧

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding at August 11, 2020 was 22,354,882.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	our plans relating to clinical trials for BXCL501, BXCL701 and our other product candidates;
●	our plans for 505(b)(2) regulatory path approval;
●	our plans to research, develop and commercialize our current and future product candidates;
●	our plans to seek to enter into collaborations for the development and commercialization of certain product candidates;
●	the potential benefits of any future collaboration;
●	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;
●	the rate and degree of market acceptance and clinical utility of any products for which we receive marketing approval;
●	our commercialization, marketing and manufacturing capabilities and strategy;
●	our intellectual property position and strategy;
●	our estimates regarding expenses, future revenue, capital requirements and need for additional financing;
●	developments relating to our competitors and our industry;
●	the impact of government laws and regulations;
●	the impact of COVID-19 on our business, including our preclinical studies and clinical trials: and
●	our relationship with BioXcel LLC.

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

As used in this Quarterly Report on Form 10-Q, unless otherwise specified or the context otherwise requires, the terms “we,” “our,” “us,” the “Company” or “BTI” refer to BioXcel Therapeutics, Inc. and its subsidiaries, and “BioXcel” or “Parent” refer to the Company’s parent company, BioXcel LLC and its predecessor, BioXcel Corporation. All brand names or trademarks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

We may use our website as a distribution channel of material information about the Company. Financial and other important information regarding the Company is routinely posted on and accessible through the Investors sections of its website at www.bioxceltherapeutics.com. In addition, you may automatically receive email alerts and other information about the Company when you enroll your email address by visiting the “Email Alerts” option under the News / Events menu of the Investors section of ours website at www.bioxceltherapeutics.com.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

BIOXCEL THERAPEUTICS, INC.

BALANCE SHEETS

(amounts in thousands, except share and per share data)

	June 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$65,495	$32,426
Prepaid expenses and other current assets	2,818	1,681
Total current assets	68,313	34,107
Property and equipment, net	997	1,041
Operating lease right-of-use asset	1,101	1,193
Other assets	51	51
Total assets	$70,462	$36,392

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$10,434	$4,953
Accrued expenses	4,527	3,120
Due to Parent	72	64
Other current liabilities	1,128	331
Total current liabilities	16,161	8,468

Operating lease liability	907	1,029

Total liabilities	17,068	9,497

Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized; 20,352,913 and 18,087,382 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	20	18
Additional paid-in-capital	146,392	83,565
Accumulated deficit	(93,018)	(56,688)
Total stockholders' equity	53,394	26,895
Total liabilities and stockholders' equity	$70,462	$36,392

The accompanying notes are an integral part of these financial statements.

BIOXCEL THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$—	$—	$—	$—

Operating costs and expenses
Research and development	17,906	6,506	30,277	12,180
General and administrative	3,529	2,129	6,154	3,874
Total operating expenses	21,435	8,635	36,431	16,054
Loss from operations	(21,435)	(8,635)	(36,431)	(16,054)
Other income
Dividend and interest income, net	16	164	101	379
Net loss	$(21,419)	$(8,471)	$(36,330)	$(15,675)

Net loss per share attributable to common stockholders basic and diluted	$(1.06)	$(0.54)	$(1.85)	$(1.00)

Weighted average shares outstanding - basic and diluted	20,293,216	15,668,588	19,619,145	15,666,190

The accompanying notes are an integral part of these financial statements.

BIOXCEL THERAPEUTICS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(amounts in thousands, except shares)

(unaudited)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2018	15,663,221	$16	$62,593	$(23,720)	$38,889
Stock-based compensation	—	—	682	—	682
Exercise of stock options	2,581	—	1	—	1
Net loss	—	—	—	(7,204)	(7,204)
Balance as of March 31, 2019	15,665,802	$16	$63,276	$(30,924)	$32,368

Issuance of common shares, net of issuance costs of $11	21,744	—	230	—	230
Stock-based compensation	—	—	1,030	—	1,030
Net loss	—	—	—	(8,471)	(8,471)
Balance as of June 30, 2019	15,687,546	$16	$64,536	$(39,395)	$25,157

Balance as of December 31, 2019	18,087,382	$18	$83,565	$(56,688)	$26,895
Issuance of common stock, net of issuance costs of $4,789	2,300,000	2	68,809		68,811
Purchase and cancellation of shares from BioXcel Corporation	(300,000)	—	(9,024)		(9,024)
Stock-based compensation	—	—	776	—	776
Exercise of stock options	95,000	—	39	—	39
Net loss	—	—	—	(14,911)	(14,911)
Balance as of March 31, 2020	20,182,382	$20	$144,165	$(71,599)	$72,586

Stock-based compensation		—	1,956		1,956
Exercise of stock options	170,531	—	271		271
Net loss		—		(21,419)	(21,419)
Balance as of June 30, 2020	20,352,913	$20	$146,392	$(93,018)	$53,394

The accompanying notes are an integral part of these financial statements.

BIOXCEL THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six months ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(36,330)	$(15,675)
Reconciliation of net loss to net cash used in operating activities
Depreciation and amortization	95	122
Stock-based compensation expense	2,732	1,712
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,137)	(1,009)
Accounts payable, accrued expenses and other	7,663	3,153
Net cash used in operating activities	(26,977)	(11,697)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and leasehold improvements	(51)	(825)
Net cash used in investing activities	(51)	(825)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	68,811	230
Purchase and cancellation of shares from BioXcel Corporation	(9,024)	—
Deferred offering expense	—	(378)
Due to Parent	—	69
Exercise of options	310	1
Net cash provided by financing activities	60,097	(78)

Net (decrease) increase in cash and cash equivalents	33,069	(12,600)

Cash and cash equivalents, beginning of the period	32,426	42,565
Cash and cash equivalents, end of the period	$65,495	$29,965

Supplemental cash flow information:
Interest paid	$18	$29

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

As used in these financial statements, unless otherwise specified or the context otherwise requires, the terms the “Company” or “BTI” refer to BioXcel Therapeutics, Inc., and “BioXcel” or “Parent” refer to BioXcel LLC and, its predecessor, BioXcel Corporation.

The Company is a minority-owned subsidiary of BioXcel and was incorporated under the laws of the State of Delaware on March 29, 2017. The Company’s principal office is in New Haven, Connecticut.

The unaudited financial information for the three and six months ended June 30, 2020 and 2019 is presented on the same basis as the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The Company does not have any components of other comprehensive income (loss) recorded within its financial statements, and, therefore, does not separately present a statement of comprehensive income (loss) in its financial statements.

Certain reclassifications have been made to the prior year financial information to conform to the current period presentation. These reclassifications had no effect on the reported results of operations.

Note 2. Basis of Presentation

The Company’s financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”). The Company believes that its existing cash and cash equivalents will be sufficient to cover its cash flow requirements for at least the next twelve months from the issuance date of these financial statements.

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

During the six months ended June 30, 2020, the novel coronavirus disease, or COVID-19, was declared a pandemic and spread across the globe, including the United States and Europe. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including expenses, reserves and allowances, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets.

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

Unaudited Interim Financial Information

The accompanying unaudited financial statements do not include all of the information and footnotes required by GAAP. The accompanying year-end balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2020, the results of its operations for the three and six months ended June 30, 2020 and 2019 and its cash flows for the three and six months ended June 30, 2020 and 2019, respectively. The results for the six months ended June 30, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020, any other interim periods or any future year or period.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. As of June 30, 2020, cash equivalents were comprised of money market funds. Cash and cash equivalents held at financial institutions may at times exceed federally insured amounts. We believe we mitigate such risk by investing in or through major financial institutions.

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

The Company follows the guidance provided by the Financial Accounting Standards Board (“FASB”) ASC Topic 360-10, Property, Plant, and Equipment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated. Impairment charges are recognized at the amount by which the carrying amount of an asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

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

The Company adopted ASU 2016-02 Lease Accounting Topic 842 in January 2019 and recorded a ROU asset and related liability in the amount of $1,308 on commencement of a new office lease.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation—Stock Compensation,” which requires the measurement and recognition of compensation expense based on estimated fair market values for all share-based awards made to employees and directors, including stock options. The Company’s 2017 Equity Incentive Plan (the “2017 Stock Plan”) was adopted and became effective in August 2017. The Company’s 2020 Incentive Award Plan (the “2020 Stock Plan”) became effective in May 2020. Following the effective date of the Company’s 2020 Incentive Award Plan, the Company ceased granting awards under the 2017 Equity Incentive Plan; however the terms and conditions of the 2017 Equity Incentive Plan continue to govern any outstanding awards granted thereunder.

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

Fair Value Measurements

ASC 820 “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC 820 are described below:

●	Level 1—Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

●	Level 2—Directly or indirectly observable inputs as of the reporting date through correlation with market data, including quoted prices for similar assets and liabilities in active markets and quoted prices in markets that are not active. Level 2 also includes assets and liabilities that are valued using models or other pricing methodologies that do not require significant judgment since the input assumptions used in the models, such as interest rates and volatility factors, are corroborated by readily observable data from actively quoted markets for substantially the full term of the financial instrument.
●	Level 3—Unobservable inputs that are supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.

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

Net Loss per Share

The Company computes basic net loss per share by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The potential dilutive securities included outstanding options (for both employees and non-employees) for the three months ended March 31, 2020 and 2019. Such securities have not been included in the loss per share calculation since their impact would be anti-dilutive. There were 3,223,450 and 3,143,233 shares of options that were excluded from the calculation of the loss per share for the three and six months ended June 30, 2020, respectively.

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

The Company entered into a Separation and Shared Services Agreement with BioXcel that took effect on June 30, 2017, as amended and restated on November 7, 2017 and March 6, 2020, or the Services Agreement, pursuant to which BioXcel will allow us to continue to use the office space, equipment, services and leased employees based on the agreed upon terms and conditions for a payment of defined monthly and/or hourly fees. The office space and equipment portion of the Services Agreement ended effectively on April 30, 2018 when the Company moved to new office space to accommodate additional personnel that had been hired. Services provided by BioXcel through its subsidiaries in India and the United States will continue indefinitely, as agreed upon by the parties. These services are primarily for drug discovery and for chemical, manufacturing and controls cost. Service charges recorded under this agreement were $259 and $223 for the three months ended June 30, 2020 and 2019, respectively. Service charges recorded under this agreement were $656 and $516 for the six months ended June 30, 2020 and 2019, respectively.

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

The Company paid $9,024 during the six months ended June 30, 2020 for the purchase and subsequent cancellation of 300,000 shares owned by BioXcel, which is more fully discussed below under Note 8 to these financial statements.

Note 5. Property & Equipment

Property and Equipment, net consisted of the following

	June 30,	December 31,
	2020	2019
	Unaudited
Computers and related equipment	$265	$229
Furniture	359	344
Leasehold improvements	642	642
	1,266	1,215
Accumulated depreciation	(269)	(174)
	$997	$1,041

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

The Company entered into a series of cancellable work orders to support its clinical trial activities, related to the first of the Company’s BXCL701 clinical trials. This clinical trial is expected to cost approximately $10,000 and is anticipated to take place over the next two years. To date, the Company has incurred $3,004 in costs for the work surrounding this trial.

In the first quarter of 2019 the Company entered into a second series of cancellable work orders to support a second clinical trial related the Company’s BXCL701 product candidate. This clinical trial is expected to aggregate approximate approximately $8,000 and it is anticipated to take place over the next three years. Approximately one half of this cost is to be reimbursed by a partner. The Company has incurred $1,241 of costs in connection with this trial.

In addition, an MSA was signed with a second CRO during the first quarter of 2019 to include strategic planning, expert consultation, regulatory activities, data interpretation, New Drug Application (“NDA”) services, and research and development services, including clinical, data management, statistical and medical writing activities. This MSA supports BXCL501. The cost of these clinical trials were expected to aggregate approximately $16,500, and these trials were ongoing during the first half of 2020. As of June 30, 2020, the Company has incurred $16,296 of costs in connection with these trials.

Contingencies

In March 2020, the World Health Organization declared the outbreak of COVID-19, a novel strain of coronavirus, a global pandemic. This outbreak has caused and is continuing to cause major disruptions to businesses and financial markets worldwide. This may affect the Company’s operations and those of third parties on which the Company relies, including causing disruptions in the supply of the Company’s product candidates and the conduct of current and planned preclinical and clinical studies. The Company may need to limit its operations and may experience limitations in employee resources. There are risks that the COVID-19 pandemic may be more difficult to contain than currently anticipated in which case the risks described herein could increase significantly. The extent to which the COVID-19 pandemic impacts the Company’s results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

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

Note 7. Accrued Expenses and Other Current Liabilities

Accrued expenses consist of the following:

	June 30, 2020	December 31, 2019

Drugs and clinical trial expenses	$2,876	$1,215
Accrued salaries, benefits and travel related costs	1,184	1,570
Professional and consultant fees	231	126
Legal expenses	210	140
Other administrative accruals	26	69
	$4,527	$3,120

Other current liabilities as of June 30, 2020 includes $194 for the current portion of Operating lease liabilities and $934 for the financing of insurance premiums.

Note 8. Stockholders’ Equity

Authorized Capital

The Company is authorized to issue up to 10,000,000 preferred shares with a par value of $0.001 per share. No preferred shares are issued and outstanding.

The Company is authorized to issue up to 50,000,000 shares of common stock with a par value of $0.001 per share. The Company had 20,352,913 and 18,087,382 shares of common stock outstanding as of June 30, 2020 and December 31, 2019, respectively.

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

Note 9. Stock-Based Compensation

Stock Options

The Company’s 2017 Stock Plan) became effective in August 2017. Following the effective date of the Company's 2020 Stock Plan (as defined below), the Company ceased granting awards under the 2017 Stock Plan; however the terms and conditions of the 2017 Stock Plan continue to govern any outstanding awards granted thereunder.

The Company’s 2020 Incentive Award Plan (the “2020 Stock Plan”) was approved and became effective at the Company’s 2020 annual meeting of Shareholders on May 20, 2020. The 2020 Stock Plan authorizes for issuance the sum of (i) 911,000 shares of the Company’s common stock authorized for issuance and 231,941 shares of the Company’s common stock which represents the number of shares that remained available for issuance under the 2017 Stock Plan immediately prior to the approval of the 2020 Stock Plan by the Company’s shareholders. Any shares of Common Stock which, as of immediately prior to the approval of the 2020 Stock Plan by the Company’s shareholders, are subject to awards granted under the 2017 Stock Plan that are forfeited or lapse unexercised and are not issued under the 2017 Stock Plan will increase the number of shares of common stock available for grant under the 2020 Stock Plan. In addition, the number of shares available for issuance under the 2020 Stock Plan will increase on the first day of each calendar year beginning January 1, 2021 and ending on and including January 1, 2030 by a number of shares equal to the lesser of (A) 4% of the aggregate number of shares of the Company’s common stock outstanding of the immediately preceding calendar year and (B) such smaller number of shares of common stock as is determined by the Board of Directors.

The Company’s 2020 Employee Stock Purchase Plan (“ESPP”) was also approved and became effective at the Company’s 2020 annual meeting of Shareholders on May 20, 2020. The ESPP is designed to assist eligible employees of the Company with the opportunity to purchase the Company’s common stock at a discount through accumulated payroll deductions during successive offering periods. The aggregate number of Shares that may be issued pursuant to rights granted under the ESPP is 100,000 shares of common stock. In addition, the number of shares available for issuance under the ESPP will increase on the first day of each calendar year beginning on January 1, 2021 and ending on and including January 1, 2030 by a number of shares of common stock equal to the lesser of  (a) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as determined by the Board. The number of shares that may be issued or transferred pursuant to rights granted under the component of the ESPP that is intended to qualify for favorable U.S. federal tax treatment under Section 423 of the Code (the “Section 423 Component”) shall not exceed 500,000 shares. The purchase price will be determined by the administrator of the ESPP and, for purposes of the Section 423 Component, shall not be less than 85% of the fair market value of a share on the first trading day or on the last trading day of the applicable offering period, whichever is lower. To date, no shares have been sold under the ESPP.

As of June 30, 2020, there were 4,020,516 shares of the Company’s common stock authorized for issuance under the 2017 Stock Plan and the 2020 Stock Plan (collectively, the “Stock Compensation Plans”). Options granted under the Stock Compensation Plans have a term of ten years with vesting terms determined by the board of directors, which is generally four years.

The fair value of options granted during the six months ended June 30, 2020 was estimated using the Black-Scholes option-pricing model with the following assumptions.

	For the
	Six Months Ended
	June 30, 2020
Exercise price per share	$13.60	-	$56.97
Expected stock price volatility	78.25%	-	86.06%
Risk-free rate of interest	0.36%	-	2.38%
Fair value of grants per share	$9.04	-	$42.71
Expected Term (years)	4.7	-	7.0

Prior to the Company’s IPO, it did not have a history of market prices of its common stock and, as such, volatility was estimated using historical volatilities of similar public companies. The expected term of the options granted to employees is estimated based on the simplified method, which calculates the expected term based upon the midpoint of the term of the award and the vesting period. The Company uses the simplified method because it does not have sufficient option exercise data to provide a reasonable basis upon which to estimate the expected term. The expected term of options granted to non-employee service providers represents the contractual term of the option. The expected dividend yield is 0% as the Company has no history of paying dividends nor does management expect to pay dividends over the contractual terms of these options. The risk-free interest rates are based on the United States Treasury yield curve in effect at the time of grant, with maturities approximating the expected term of the stock options.

The following table summarizes information about stock option activity under the Stock Compensation Plans for the six months ended June 30, 2020 (in thousands, except share and per share data):

				Weighted Average
	Number	Weighted Average	Total	Remaining
	of	Exercise	Intrinsic	Contractual
	Shares	Price per Share	Value	Life (in years)
Outstanding as of January 1, 2020	3,058,349	$3.26	$34,725	8.0
Options granted	958,100	$44.76	$8,144	9.9
Options forfeited	(4,866)	$5.55	$—
Options exercised	(280,440)	$2.44	$—
Outstanding as of June 30, 2020	3,731,143	$13.97	$145,895	8.1

Options vested and exercisable as of June 30, 2020	2,099,733	$2.26	$106,553	7.4

There were 289,373 shares available for grant as of June 30, 2020.

The Company recognized stock-based compensation expense under the Stock Compensation Plans of $2,717 and $1,669 for the six months ended June 30, 2020 and 2019, respectively.

The total grant-date fair value of options was $30,336 for the six months ended June 30, 2020.

Unrecognized compensation expense related to unvested awards as of June 30, 2020 was $30,350 and will be recognized over the remaining vesting periods of the underlying awards. The weighted-average period over which such compensation is expected to be recognized is 1.7 years.

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

Share based compensation expense (income), net of forfeitures, recognized by the Company in its statements of operations related to BioXcel equity awards totaled approximately $15 and $43 for the six months ended June 30, 2020 and 2019, respectively.

Total share based compensation charges were approximately $2,732 and $1,712 for the six months ended June 30, 2020 and 2019, respectively. The Company charged $1,384 and $1,348 to research and development and general and administrative expense for the six months ended June 30, 2020, respectively. The Company charged $1,009 and $703 to research and development and general and administrative expense for the six months ended June 30, 2019, respectively.

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

As a result of the Company’s cumulative losses, management has concluded that a full valuation allowance against the Company’s net deferred tax assets is appropriate. No income tax liabilities existed as of June 30, 2020 and December 31, 2019 due to the Company’s continuing operating losses.

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

The Company’s improvement costs were approximately $642 and are being amortized over the life of the lease.

Maturities of the operating lease liability are as follows:

Year ending December 31,	Amount
2020 (excluding the three months ended June 30, 2020)	$105
2021	196
2022	219
2023	225
2024	230
Thereafter	275
Total lease payments	1,250
Less imputed interest	(149)
Total lease liability	1,101
Less current portion	(194)
Operating lease liability	$907

The current portion of the Company’s operating lease liability of $194 as of June 30, 2020 is included in other current liabilities on the balance sheet.

The Company recorded lease expense of $108 and $76 related to its operating lease right-of-use asset for the six months ended June 30, 2020 and 2019, respectively.

The Company has an option to renew the lease for one additional five-year term at 95% of the then-prevailing market rates but not less than the rental rate at the end of the initial lease term.

Note 12. Borrowing

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

13. Subsequent Event

In July 2020, the Company sold in a registered offering 4,000,000 shares of its common stock at a public offering price of $50.00 per share for gross proceeds of $200,000 less underwriting discounts and commissions. The Company received proceeds of approximately $187,500, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. Under the terms of the Underwriting Agreement entered into by the Company in connection with the July 2020 offering, certain stockholders of the Company have also granted the underwriters an option exercisable for thirty days to purchase up to an additional 600,000 shares of common stock at the public offering price less underwriting discounts and commissions. The Company will not receive any of the proceeds from any sale of shares in the offering by such stockholders.

The Company intends to use the net proceeds of the offering to fund ongoing clinical trials, commercialization preparation and for general corporate purposes.

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

During the first quarter ended March 31, 2020 and continuing through June 30, 2020, the novel coronavirus disease, or COVID-19, was declared a pandemic and spread to multiple regions across the globe, including the United States and Europe. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen.

During the first quarter of 2020 we took steps in line with guidance from the U.S. Centers for Disease Control and Prevention (CDC) and the State of Connecticut to protect the health and safety of our employees and the community. In particular, we implemented a work-from-home policy for all employees and have restricted on-site activities to certain chemical, manufacturing and control (“CMC”) and clinical trial activities. We continue to assess the impact of the COVID-19 pandemic to best mitigate risk and continue the operations of our business. Beginning late in the second quarter of 2020 we began to slowly bring our staff, in very limited numbers back to our office. This return to work is scheduled to be completed in September 2020. We have taken steps to protect our workforce and have instituted strict work rules to protect our employees.

We continue to work closely with our clinical sites to monitor the potential impact of the evolving COVID-19 pandemic. We remain committed to our clinical programs and development plans. Through June 30, 2020, we have not experienced any significant delays to our ongoing or planned clinical trials, except for challenges in accessing elderly care facilities; however, this could rapidly change.

During the second quarter of 2020, we continued to advance the development of our two lead clinical programs, BXCL501 and BXCL701.

On July 7, 2020, we announced that we had received a Notice of Allowance from the U.S. Patent and Trademark Office (“USPTO”) for patent application No. 16/453,679 related to BXCL501, our proprietary sublingual thin-film formulation of dexmedetomidine (“Dex”). The patent is expected to cover film formulations containing Dex and methods of treating agitation using such film formulations.

A Notice of Allowance is issued after the USPTO makes a determination that a patent should be granted from an application. The patent, which is expected to be issued in the third quarter of 2020, will have a term that expires no earlier than 2039. After issuance, we plan to list the U.S. patent in the FDA's Approved Drug Products with Therapeutic Equivalence Evaluations, or Orange Book

As of August 1, 2020, our patent portfolio included 6 Patent Cooperation Treaty applications, 7 U.S. utility applications, 1 allowed U.S. utility application, 16 U.S. provisional applications, 43 non-U.S. applications, and 3 design patent applications, one of which is a U.S. application.

BXCL501 Neuroscience Program

On July 20, 2020, we announced that BXCL501, our proprietary sublingual thin film of dexmedetomidine, met the primary and secondary endpoints of SERENITY I and SERENITY II, demonstrating a robust treatment effect in the trials. Results demonstrated that BXCL501 was well tolerated, with rapid and durable reductions in agitation.

In patients with schizophrenia (SERENITY I) and a second study of bipolar disorder (SERENITY II), highly statistically significant and clinically meaningful reductions in the Positive and Negative Syndrome Scale, Excitatory Component (“PEC”) score at two hours, the primary endpoint, were reported for both high and low dose cohorts of BXCL501 compared to placebo (p<0.0001). Both studies also met the key secondary endpoint, demonstrating improvement in PEC scores beginning as early as 20 minutes in patients with bipolar disorder, at both dose levels, and as early as 20 minutes in patients with schizophrenia for the 180 mcg dose level. Exploratory efficacy endpoints confirmed the primary endpoint, with duration of response lasting at least four hours after treatment. We have a pre-NDA meeting with the FDA this October and plan to submit an NDA with the FDA for indications of bipolar disorder and schizophrenia in the first quarter of 2021.

Summary of Topline Results:

SERENITY I (Patients with Schizophrenia)

Effect at 120 minutes (Primary Endpoint)	Placebo (n=126)	120 mcg (n=129)	180 mcg (n=126)
Reduction in PEC Score vs. Baseline (LSM)	-4.8	-8.5 (p<0.0001)	-10.3 (p<0.0001)
Response Rate (% of Patients Achieving >40% Reduction in PEC Scores)	34%	67%	87%

SERENITY II (Patients with Bipolar Disorder*)

Effect at 120 minutes (Primary Endpoint)	Placebo (n=126)	120 mcg (n=126)	180 mcg (n=126)
Reduction in PEC Score vs. Baseline (LSM)	-5.0	-9.1 (p<0.0001)	-10.4 (p<0.0001)
Response Rate (% of Patients Achieving >40% Reduction in PEC Scores)	37%	69%	85%

*includes bipolar I and II disorder, with a diagnosis of depression, hypomania, mania, mixed episodes or unspecified

The secondary endpoint was highly statistically significant at 30 minutes, 45 minutes, 60 minutes, and 90 minutes in both studies. At 20 minutes, both doses were statistically significant in patients with bipolar disorder (p<0.025), and in patients with schizophrenia who received the higher 180 mcg dose.

Efficacy was further evaluated using two additional measures of agitation—the Agitation and Calmness Evaluation Scale (“ACES”), and Clinical Global Impression – Improvement Scale (“CGI-I”)—each of which showed statistically significant improvements for both doses of BXCL501 compared to placebo.

BXCL501 was well tolerated in both SERENITY trials. Overall, the most commonly reported adverse events from both trials were somnolence (22% for 180 mcg dose arms, 21% for 120 mcg dose arms and 6% for placebo arms; >75% of these events were classified as mild), dry mouth (4.4%, 7.5% and 1.2%, respectively), and dizziness (6.0%, 3.9%, and 0.8%, respectively). All adverse events were mild to moderate in severity, with none categorized as severe or requiring further intervention or monitoring. Few subjects discontinued the trials due to adverse events (SERENITY I: 0 for 180 mcg dose, 2 for 120 mcg dose and 0 for placebo arm; SERENITY II: 0, 1, and 0, respectively). We believe that the robust data set from our Phase 3 SERENITY trials will form a solid foundation for our work in our other BXCL501 trials.

In January 2020, we announced that the first patient was enrolled in the TRANQUILITY study, a Phase 1b/2 trial of BXCL501 for the acute treatment of agitation associated with geriatric dementia, expanding potential therapeutic use of BXCL501 beyond current neuropsychiatric disorders. We are currently in the process of assessing information for dose escalation from the TRANQUILITY trial and expect to report topline results in mid-2020. This study, an adaptive design, (30, 60, 90 mcg) includes agitated patients suffering from dementia greater than 65 years of age, who show clinically significant agitation. The endpoints in this study include assessing the patients Pittsburgh Agitation Scale (PAS), the PANNS Excitatory Component, and the Cohen-Mansfield Agitation Inventory (modified).

TRANQUILITY is an adaptive trial design to identify tolerable BXCL501 dose levels. The TRANQUILITY trial has successfully completed two dose cohorts, with 30mcg and 60mcg. We are initiating the 90mcg dose expansion cohort, and based on the findings, we expect to report topline results in the fourth quarter of 2020, or, if needed, proceed to an additional dose cohort.

On June 11, 2020, we announced that the first patient has been enrolled in the Phase 1b/2 RELEASE trial of BXCL501, for the treatment of opioid withdrawal symptoms with topline results expected in the first quarter of 2021. The RELEASE trial is a multicenter, randomized, double-blind, placebo-controlled, ascending-dose Phase 1b/2 study designed to evaluate the safety, pharmacokinetics, tolerability and efficacy of BXCL501 in patients experiencing symptoms of opioid withdrawal.

This study will enroll approximately 125 subjects with opioid use disorder who are physically dependent on opioids. During the 7-day treatment phase, BXCL501 will be evaluated in sequential, ascending dose cohorts of 30ug, 60ug,

90ug, 120ug, and 180ug, administered twice daily (BID), approximately 12 hours apart. The study will assess opioid withdrawal symptoms using both the Clinical Opiate Withdrawal Scale (COWS) and Short Opiate Withdrawal Scale of Gossop (“SOWS-GOSSOP”) over a 10-day period. We expect to report topline results from the study in the first quarter of 2021.

On July 9, 2020 we announced that we had initiated an expanded access program at Massachusetts General Hospital (“MGH”) to provide BXCL501, to critically ill patients diagnosed with COVID-19 in the intensive care unit ("ICU") that may require calming or arousable sedation.

Facilitated by the U.S. Food and Drug Administration (“FDA”), expanded access, also known as compassionate use, provides an opportunity for patients to receive an investigational treatment prior to regulatory approval when there are no comparable or satisfactory therapeutic alternatives available.

We are continuing development plans for BXCL501 therapy for dementia chronic agitation and BXCL501 combination therapy for potential treatments of chronic agitation, as well as developing a single-use intramuscular injection for severe (non-cooperative) agitation patients. We expect to initiate a Phase 2 trial of BXCL501 in patients with agitation associated with delirium later this year. The planned study population will include ICU patients with or without COVID-19. This indication offers potential synergy with the commercial infrastructure being developed to support our first NDA.

Treatment of agitation remains a significant global healthcare challenge in patients with alcohol withdrawal and post-traumatic stress disorder, as the currently available treatment options are suboptimal, invasive, difficult to administer and often pose safety issues.

BXCL701 Immuno-Oncology Program

BXCL701 is a potential first-in-class, highly potent, oral small molecule immuno-modulator that is designed to stimulate both the innate and acquired immune systems by inhibiting dipeptidyl peptidase (“DPP 8/9”) and fibroblast activation protein. DPP 8/9 have been show to behave as a "checkpoint" of the innate immune system (Okondo et al., Nature Chem Biology, 2016), as their inhibition results in the induction of a potent pro-inflammatory form of cell death (pyroptosis) and the downstream stimulation of multiple tumor-killing immune cells, notably through the mediated induction of IL18. Based on our analysis, and supported by recent publications, we believe that BXCL701 may establish a differentiated immuno-oncology platform by modulating multiple steps in the cancer immunity cycle, and in combination with checkpoint inhibitors and/or immune activating agents, can convert immuno-resistant tumors to immuno-sensitive tumors ("cold” to “hot" tumors). Additionally, based on the unique mechanism of action (“MoA”) of the drug, we believe that BXCL701 may have the ability to augment response rates, in combination with checkpoint inhibitors, in classic hot tumors (e.g., melanoma), compared to checkpoint inhibitors alone; and reverse resistance to checkpoint inhibitors after progression. The development plan, detailed below, has therefore been designed to address both cold and hot tumor types.

The Company currently has three ongoing combination therapy clinical trials for BXCL701.

On April 28, 2020, we announced the initiation of the Phase 2 efficacy portion of the Phase 1b/2 trial of BXCL701 in combination with pembrolizumab (KEYTRUDA®) for treatment emergent Neuroendocrine Prostate Cancer (tNEPC). The Phase 1b safety assessment of BXCL701 indicated that a split dose totaling 0.6 mg per day is the recommended dose when used in combination with KEYTRUDA®, a PD-1 inhibitor. The 0.6 mg total daily dose has shown on-target side effects consistent with cytokine activation. Splitting the daily dose can be associated with an improved safety profile and will be used in the efficacy portion of the clinical program. In addition to the efficacy cohort in NEPC patients, on August 4, 2020, we opened a separate cohort for castration-resistant prostate cancer (“CRPC”) (adenocarcinoma) patients who have failed taxane-based chemotherapy and up to two lines of second generation androgen pathway blockers. This cohort is expected to run concurrently to the NEPC cohort. Preliminary cytokine data from this trial has shown dose- and time-dependent changes in circulating IL-18 concentration, consistent with our understanding of the MoA of BXCL701 from preclinical experiments. Initial efficacy data from this trial is expected to be presented later this year.

We recently advanced the clinical evaluation of BXCL701 into multiple advanced solid tumors where checkpoint inhibitors are indicated (“hot tumors”). The MD Anderson-led Phase 2 open-label study is a basket trial designed to evaluate the response rate of orally administered BXCL701, combined with KEYTRUDA® in patients with advanced solid cancers. The study consists of two arms: arm A is testing the combination of KEYTRUDA and BXCL701 in checkpoint naïve patients (where checkpoint therapy is indicated); and arm B is testing the same combination in patients who have progressed following checkpoint therapy alone. MD Anderson initiated this trial on March 19, 2020, and the safety portion of the trial was completed in June 2020. As of August 2020, the efficacy bar had been met for both arms of the trial, and the study will proceed to completion of stage 2 efficacy. Preliminary data are expected to be presented at a scientific conference later this year.

The BXCL701 phase of the triple combination study of BXCL701, bempegaldesleukin (NKTR-214, Nektar Therapeutics, Inc.) and BAVENCIO® (avelumab, Merck KGaA, Darmstadt, Germany and Pfizer) in second line pancreatic cancer is expected to be initiated following Nektar and Pfizer’s Phase 1B safety trial of a double combination of bempegaldesleukin and avelumab, pending the outcome of that trial. An important feature of this trial is the requirement for paired tissue biopsies, which is intended to further elucidate the drugs’ MoA.

Finally, we continue to enroll patients in the clinical proof of MoA of BXCL701 in pancreatic cancer to further validate BXCL701’s MoA. Initial data is expected by year-end.

In order to further explore compelling combinations with BXCL701 where there remains an unmet clinical need, we are in the early planning phase of two additional trials: one in combination with standard of care therapy in relapsed/refractory Acute Myeloid Leukemia (“AML”); and a trial testing the combination of cellular therapy and BXCL701 in solid tumors, in order to address the immune-suppressive microenvironment.

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

•the cost of acquiring, developing and manufacturing pre-clinical and clinical trial materials and lab supplies; and

•depreciation and other expenses.

We expense research and development costs to operations as incurred.

Our research and development costs by program for the six months ended June 30, 2020 and 2019 were as follows:

	2020	2019
BXCL501	$23,855	$7,771
BXCL701	4,079	2,749
BXCL502	104	200
BXCL702	153	201
Other research and development programs	688	374
Research and development support services	1,398	885
Total research and development expenses	$30,277	$12,180

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

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is set forth in Note 3 to the financial statements included in this Quarterly Report on Form 10-Q.

Summary of Results of Operations

	(Unaudited)
	Three months ended June 30,				Six months ended June 30,
(amounts in thousands, except percentage)	2020	2019	Change		2020	2019	Change
Net sales	$—	$—	$—	—	$—	$—	$—	—
Operating costs and expenses
Research and development	17,906	6,506	11,400	1,752%	30,277	12,180	18,097	1,486%
General and administrative	3,529	2,129	1,400	658%	6,154	3,874	2,280	589%
Total operating expenses	21,435	8,635	12,800	1,482%	36,431	16,054	20,377	1,269%
Loss from operations	(21,435)	(8,635)	(12,800)	1,482%	(36,431)	(16,054)	(20,377)	1,269%
Other income
Dividend and interest income, net	16	164	(148)	—	101	379	(278)	—
Net loss	$(21,419)	$(8,471)	$(12,948)	1,529%	$(36,330)	$(15,675)	$(20,655)	1,318%

Comparison of the Three Months Ended June 30, 2020 and 2019

Revenues

We have not recognized any revenues since inception.

Research and Development Expense

Research and development expenses for the three months ended June 30, 2020 were $17,906, compared to $6,506 for the three months ended June 30, 2019. The increase of $11,400 is attributable to changes in the costs described in the table below:

	Three Months Ended
	June 30,
	2020	2019	Change
Salaries, bonus & related costs	$1,988	$1,584	$404
Non-cash stock-based compensation	918	556	362
Professional research & project related costs	1,256	986	270
Clinical trials expense	12,085	2,197	9,888
Chemical, manufacturing and controls cost ("CMC")	1,171	776	395
All other	488	407	81
Total research and development expenses	$17,906	$6,506	$11,400

Salaries, bonus & related costs increased due to increases in headcount and related benefits, payroll taxes and recruiting fees offset in part by reduced travel costs as a result of COVID-19 travel restrictions.

Non-cash stock-based compensation increased due to an increase in the number of equity-based awards granted and increased grant date fair values arising from higher market prices of the Company’s stock.

The increase in professional research & project related costs, clinical trials expense and CMC costs reflect the acceleration of research and development activities primarily related to our SERENITY I and II clinical trials for BXCL501.

All other expenses increased as a result of higher shared service charges and technology subscription costs.

General and Administrative Expense

General and administrative expenses for the three months ended June 30, 2020 were $3,529 compared to $2,129 for the three months ended June 30, 2019. The increase of $1,400 is attributable to changes in the costs described in the table below:

	Three Months Ended
	June 30,
	2020	2019	Change
Salaries, bonus & related costs	$900	$547	$353
Non-cash stock-based compensation	1,038	474	564
Professional fees	914	647	267
Insurance	444	227	217
All other	233	234	(1)
Total general and administrative expenses	$3,529	$2,129	$1,400

Salaries, bonus & related costs increased due to increases in headcount and related benefits, payroll taxes and recruiting fees offset in part by reduced travel costs as a result of COVID-19 travel restrictions.

Non-cash stock-based compensation increased primarily due to an increase in the number of shares granted, in particular due to additional grants provided to officers and directors of the Company and increased headcount. In addition, the rise in the Company’s stock price also created higher non-cash stock-based compensation costs.

Professional fees increased due to expanding operations and operating as a public company. Higher patent, legal, investor relations and information technology costs were incurred during the three months ended June 30, 2020 than the three months ended June 30, 2019.

Insurance costs increased due to an increase in Director and Officer liability insurance.

All other costs approximated the prior year period.

Comparison of the Six Months Ended June 30, 2020 and 2019

Revenues

We have not recognized any revenues since inception.

Research and Development Expense

Research and development expenses for the six months ended June 30, 2020 were $30,277 compared to $12,180 for the six months ended June 30, 2019. The increase of $18,097 is attributable to changes in the costs described in the table below:

	Six Months Ended
	June 30,
	2020	2019	Change
Salaries, bonus & related costs	$3,778	$2,776	$1,002
Non-cash stock-based compensation	1,384	1,009	375
Professional research & project related costs	2,155	1,469	686
Drug acquisition costs	—	500	(500)
Clinical trials expense	19,900	4,247	15,653
Chemical, manufacturing and controls cost ("CMC")	2,000	1,323	677
All other	1,060	856	204
Total research and development expenses	$30,277	$12,180	$18,097

Salaries, bonus & related costs increased due to increases in headcount and related benefits, payroll taxes and recruiting fees offset in part by reduced travel costs as a result of COVID-19 travel restrictions.

Non-cash stock-based compensation increased due to an increase in the number of shares granted and a higher fair value in grant prices arising from higher market prices of the Company’s stock.

The increase in professional research & project related costs, clinical trials expense and CMC costs reflect the acceleration of research and development activities primarily related to our SERENITY I and II clinical trials of BXCL501.

Drug acquisition costs in 2019 were related to certain payments triggered pursuant to our asset contribution agreement with our Parent as discussed in Note 4 to the financial statements included elsewhere in this Quarterly Report on Form 10-Q.

All other expenses increased as a result of higher occupancy costs, product liability insurance and shared service charges.

General and Administrative Expense

General and administrative expenses for the six months ended June 30, 2020 were $6,154 compared to $3,874 for the six months ended June 30, 2019. The increase of $2,280 is attributable to changes in the costs described in the table below:

	Six Months Ended
	June 30,
	2020	2019	Change
Salaries, bonus & related costs	$1,587	$1,241	$346
Non-cash stock-based compensation	1,348	703	645
Professional fees	2,152	1,048	1,104
Insurance	728	451	277
All other	339	431	(92)
Total general and administrative expenses	$6,154	$3,874	$2,280

Salaries, bonus & related costs increased due to increases in headcount and related benefits, payroll taxes and recruiting fees offset in part by reduced travel costs as a result of COVID-19 travel restrictions.

Non-cash stock-based compensation increased primarily due to an increase in the number of equity-based awards granted, in particular due to additional grants provided to officers and directors of the Company and increased headcount. In addition, the rise in the Company’s stock price also created higher non-cash stock-based compensation costs.

Professional fees increased due to expanding operations and operating as a public company. Higher patent, legal, investor relations, licensing and information technology costs were incurred during the three months ended June 30, 2020 than the three months ended June 31, 2019.

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

Liquidity and Capital Resources

As of June 30, 2020, we had cash and cash equivalents of $65,495, working capital of $52,152 and stockholders’ equity of $53,394. Net cash used in operating activities was $26,977 and $11,697 for the six months ended June 30, 2020 and 2019. We incurred losses of approximately $36,330 and $15,675 for the six months ended June 30, 2020 and 2019. We have not yet generated any revenues and we have not yet achieved profitability. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need to generate significant product revenues to achieve profitability. We believe that our existing cash and cash equivalents as of June 30, 2020, the cash generated from the July 2020 offering of our common stock described below and a review of projected project timing, will enable us to fund our operating expenses and capital expenditure requirements well into 2022.

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

We received funds under the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) in April 2020 in the amount of $537. On April 23, 2020 the Small Business Administration issued a new FAQ #31, which provided guidance on what it means to certify that: “current economic uncertainty makes this loan request necessary to support the ongoing operations of the Applicant.” Following review of this new FAQ #31 we decided to withdraw from the Paycheck Protection Program and have repaid the loan in full together with all accrued interest.

In July 2020, we sold in a registered offering 4,000,000 shares of our common stock at a public offering price of $50.00 per share for gross proceeds of $200,000 less underwriting discounts and commissions. The Company received proceeds of approximately $187,500, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. Under the terms of the Underwriting Agreement that we entered into in connection with the July 2020 offering, certain of our stockholders have also granted the underwriters an option exercisable for thirty days to purchase up to an additional 600,000 shares of common stock at the public offering price less underwriting discounts and commissions. The Company will not receive any of the proceeds from any sale of shares in the offering by such stockholders.

Cash Flows

	Six Months Ended June 30,
(in thousands)	2020	2019
Cash provided by (used in) in thousands:
Operating activities	$(26,977)	$(11,697)
Investing activities	(51)	(825)
Financing activities	60,097	(78)

Operating Activities

For the six months ended June 30, 2020, net cash used in operating activities was $26,977 which consisted of a net loss of $36,330 partially offset by $2,732 in stock-based compensation and $95 of depreciation and amortization. Increases in accounts payable, accrued expenses and other of $7,663 were offset in part by increases in prepaid expenses (primarily for insurance premiums) and other assets of $1,137.

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

Investing Activities

Net cash used in investing activities was $51 for the six months ended June 30, 2020, compared to $825 for the six months ended June 30, 2019. All of the net cash used in investing activities for six months ended June 30, 2020 related to expenditures for property and equipment. The majority of our expenditures for the six months ended June 30, 2019 were related to construction costs and purchases of furniture for the occupancy of our office site.

Financing Activities

Net cash provided by financing activities was $60,097 for the six months ended June 30, 2020. Our February 2020 Offering provided funds of $68,811, net of $4,579 of closing costs. Approximately $9,024 from this offering was used for the purchase and cancellation of 300,000 shares owned by BioXcel. Exercises of options provided funds of $310.

Net cash used by financing activities was nominal for the six months ended June 30, 2019.

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

Based on the planned use of proceeds from the July 2020 offering, we believe that the net proceeds from such offering and our existing cash and cash equivalents as of June 30, 2020 will be sufficient to enable us to fund operating expenses and capital expenditure requirements well into 2022. We expect that we will need to obtain substantial additional funding in order to complete our clinical trials beyond 2022. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interests of our existing stockholders may be materially diluted and the terms of these securities could include liquidation or other preferences that could adversely affect the rights of our existing stockholders. In addition, debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business. If we are unable to raise capital when needed or on attractive terms, we could be forced to significantly delay, scale back or discontinue the development or commercialization of BXCL501, BXCL701 or other product candidates, seek collaborators at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available, and relinquish or license, potentially on unfavorable terms, our rights to BXCL501, BXCL701 or other product candidates that we otherwise would seek to develop or commercialize ourselves.

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any off-balance sheet arrangements as defined under SEC rules.

Critical Accounting Policies

Our critical accounting policies and estimates are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies " in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. We have reviewed and determined that those critical accounting policies and estimates remain our critical accounting policies and estimates as of and for the six months ended June 30, 2020. No changes were made to our critical accounting policies during the period presented.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our balance sheet as of June 30, 2020 includes cash and cash equivalents of $65,495. We do not participate in any foreign currency hedging activities and we do not have any other derivative financial instruments. We did not recognize any significant exchange rate losses during the six months ended June 30, 2020 and 2019, respectively.

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

The market risk inherent in our financial instruments and in our financial position has historically been the potential loss arising from adverse changes in interest rates. At June 30, 2020 and December 31, 2019, we had cash and cash equivalents of approximately $65,495 and $32,426, respectively. As of June 30, 2020, we held our cash primarily in money market accounts and accordingly, the value of these accounts is subject to fluctuation in interest rates.

We do not engage in any hedging activities against changes in interest rates. We do not have any foreign currency or other derivative financial instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since our inception, we have incurred significant operating losses. Our net loss was $36.3 million and $15.7 million for the six months ended June 30, 2020 and 2019 respectively. As of June 30, 2020, we had stockholders’ equity of $53.4 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. None of our product candidates have been approved for marketing in the United States, or in any other jurisdiction, and may never receive such approval. It could be several years, if ever, before we have a commercialized product that generates significant revenues. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

●	continue the development of our product candidates;
●	conduct preclinical studies and clinical trials for our current product candidates and any future product candidates that we may pursue;
●	continue to build our portfolio of product candidates through the acquisition or in-license of additional product candidates or technologies;
●	continue to develop, maintain, expand and protect our intellectual property portfolio;

●	pursue regulatory approvals for our current and future product candidates that successfully complete clinical trials;
●	ultimately establish a sales, marketing and distribution infrastructure to commercialize any product candidate for which we may obtain marketing approval;
●	hire additional clinical, regulatory, scientific and accounting personnel; and
●	incur additional legal, accounting and other expenses in operating as a public company.

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

We expect that our current cash and cash equivalents and cash generated by our July, 2020 offering will be used primarily to fund our ongoing research and development efforts well into 2022. We will be required to expend significant funds in order to advance the development of BXCL501, BXCL701 and our other product candidates. In addition, while we may seek one or more collaborators for future development of our current product candidate or any future product candidates that we may develop for one or more indications, we may not be able to enter into a collaboration for any of our product candidates for such indications on suitable terms, on a timely basis or at all. In any event, the net proceeds of our prior equity offerings and our existing cash will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of our product candidates or our other preclinical programs. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Further financing may not be available to us on acceptable terms, or at all. Additionally, market volatility resulting from the COVID-19 pandemic or other factors could also adversely impact our ability to access capital as and when needed. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

Our estimate as to how long we expect our existing cash to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

●	the scope, progress, timing, costs and results of clinical trials of BXCL501, BXCL701 and our other product candidates;
●	our ability to enter into and the terms and timing of any collaborations, licensing agreements or other arrangements;
●	the costs, timing and outcome of seeking regulatory approvals;
●	the costs of commercialization activities for any of our product candidates that receive marketing approval to the extent such costs are not the responsibility of any future collaborators, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;
●	our headcount growth and associated costs as we expand our research and development as well as potentially establish a commercial infrastructure;
●	revenue received from commercial sales, if any, of our current and future product candidates;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims;
●	the number of future product candidates that we pursue and their development requirements;
●	changes in regulatory policies or laws that may affect our operations;
●	changes in physician acceptance or medical society recommendations that may affect commercial efforts;
●	the costs of acquiring potential new product candidates or technology; and
●	the costs of operating as a public company.

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

The success of BXCL501, BXCL701 and our other product candidates will depend on several factors, including the following:

●	acceptance of an IND application by the FDA authorizing us to conduct clinical trials of our product candidates in the United States;
●	initiation, progress, timing, costs and results of clinical trials of our product candidates and potential product candidates;
●	demonstration of safety and efficacy of our product candidates to the satisfaction of the FDA or any comparable foreign regulatory authority and sufficient for marketing approval;
●	the timing and performance of our current and future collaborators;
●	the nature of any required post-marketing clinical trials or other commitments to applicable regulatory authorities;
●	establishment of supply arrangements with third-party raw materials suppliers and manufacturers;
●	establishment of arrangements with third-party manufacturers to obtain finished drug product that is appropriately packaged for sale;
●	adequate ongoing availability of raw materials and drug product for clinical development and any commercial sales;
●	obtaining and maintaining patent, trade secret protection and regulatory exclusivity, both in the United States and internationally;
●	protection of our rights in our intellectual property portfolio;
●	successful launch of commercial sales following any marketing approval;
●	a continued acceptable safety profile following any marketing approval;
●	commercial acceptance by patients, the medical community and third-party payors; and
●	our ability to compete with other therapies.

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

Our product candidates could fail to receive regulatory approval for many reasons, including the following:

●	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
●	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication;
●	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
●	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
●	the data collected from clinical trials of our product candidates may not be sufficient to support the submission of an New Drug Application, or NDA, or other submission or to obtain regulatory approval in the United States or elsewhere; the FDA or comparable foreign regulatory authorities may disagree that our changes to branded reference drugs meet the criteria for the 505(b)(2) regulatory pathway or foreign regulatory pathways;
●	the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and
●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

Clinical trials are expensive, time-consuming and difficult to design and implement, and involve an uncertain outcome

Before obtaining marketing approval from the FDA or other comparable foreign regulatory authorities for the sale of our product candidates, we must complete preclinical development and extensive clinical trials to demonstrate the safety and efficacy of our product candidates. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Although we are planning for certain clinical trials relating to BXCL501, BXCL701 and our other product candidates, there can be no assurance that the FDA will accept our proposed trial designs. We may experience delays in our clinical trials and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays related to:

●	the FDA or comparable foreign regulatory authorities disagreeing as to the design or implementation of our clinical studies;
●	obtaining regulatory authorizations to commence a trial or consensus with regulatory authorities on trial designs;
●	reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	diversion of healthcare resources to combat epidemics, such as the COVID-19 pandemic;
●	obtaining institutional review board, or IRB, approval at each site, or independent ethics committee, or IEC, approval at any sites outside the United States;
●	dependence on the needs and timing of third party collaborators;
●	changes to clinical trial protocols;
●	recruiting suitable patients to participate in a trial in a timely manner and in sufficient numbers;
●	clinical sites deviating from trial protocol or dropping out of a trial;
●	addressing patient safety concerns that arise during the course of a trial;
●	having patients complete a trial or return for post-treatment follow-up;
●	imposition of a clinical hold by regulatory authorities, including as a result of unforeseen safety issues or side effects or failure of trial sites to adhere to regulatory requirements;
●	the occurrence of serious adverse events in trials of the same class of agents conducted by other companies or institutions;
●	subjects choosing an alternative treatment for the indications for which we are developing our product candidates, or participating in competing trials;
●	adding a sufficient number of clinical trial sites;
●	manufacturing sufficient quantities of a product candidate for use in clinical trials;
●	lack of adequate funding to continue the clinical trial;
●	selection of clinical end points that require prolonged periods of clinical observation or analysis of the resulting data;
●	a facility manufacturing our product candidates or any of their components being ordered by the FDA or comparable foreign regulatory authorities to temporarily or permanently shut down due to violations of current good manufacturing practice, or cGMP, regulations or other applicable requirements, or infections or cross-contaminations of product candidates in the manufacturing process;
●	any changes to our manufacturing process that may be necessary or desired;
●	third-party clinical investigators losing the licenses or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or consistent with the clinical trial protocol, good clinical practice, or GCP, or other regulatory requirements; or
●	third-party contractors not performing data collection or analysis in a timely or accurate manner; or third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or all of the data produced by such contractors in support of our marketing applications.

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

Additionally, if one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

●	regulatory authorities may withdraw approvals of such products;
●	we may be required to recall a product or change the way such a product is administered to patients;
●	additional restrictions may be imposed on the marketing or distribution of the particular product or the manufacturing processes for the product or any component thereof;
●	regulatory authorities may require additional warnings on the label, such as a “black box” warning or contraindication;
●	we may be required to implement Risk Evaluation and Mitigation Strategies, or REMS, or create a medication guide outlining the risks of such side effects for distribution to patients;
●	we could be sued and held liable for harm caused to patients;
●	our product may become less competitive; and
●	our reputation may suffer.

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

Any drug discovery that we are conducting using EvolverAI may not be successful in identifying compounds that have commercial value or therapeutic utility. EvolverAI may initially show promise in identifying potential product candidates, yet fail to yield viable product candidates for clinical development or commercialization for a number of reasons, including:

●	research programs to identify new product candidates will require substantial technical, financial and human resources, and we may be unsuccessful in our efforts to identify new product candidates. If we are unable to identify suitable additional compounds for preclinical and clinical development, our ability to develop product candidates and obtain product revenues in future periods could be compromised, which could result in significant harm to our financial position and adversely impact our stock price;
●	compounds found through EvolverAI may not demonstrate efficacy, safety or tolerability;
●	potential product candidates may, on further study, be shown to have harmful side effects or other characteristics that indicate that they are unlikely to receive marketing approval and achieve market acceptance;
●	competitors may develop alternative therapies that render our potential product candidates non-competitive or less attractive; or
●	a potential product candidate may not be capable of being produced at an acceptable cost.

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

In addition, later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes or failure to comply with regulatory requirements, may yield various results, including:

●	restrictions on manufacturing such products;
●	restrictions on the labeling or marketing of products;
●	restrictions on product manufacturing, distribution or use;
●	requirements to conduct post-marketing studies or clinical trials;
●	warning letters or untitled letters;
●	withdrawal of the products from the market;
●	refusal to approve pending applications or supplements to approved applications that we submit;

●	recall of products;
●	fines, restitution or disgorgement of profits or revenues;
●	suspension or withdrawal of marketing approvals;
●	refusal to permit the import or export of our products;
●	product seizure; or
●	injunctions or the imposition of civil or criminal penalties.

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

In the United States, we will be subject to various federal and state health care “fraud and abuse” laws, including anti-kickback laws, false claims laws and other laws intended to reduce fraud and abuse in federal and state health care programs, which could affect us, particularly upon successful commercialization of our products in the United States. These laws include:

●	the federal Anti-Kickback Statute makes it illegal for any person, including a prescription drug manufacturer (or a party acting on its behalf), to knowingly and willfully solicit, receive, offer or pay any remuneration that is intended to induce the referral of business, including the purchase, order or prescription of a particular drug for which payment may be made under a federal health care program, such as Medicare or Medicaid. A person or entity does not need to have actual knowledge of this statute or specific intent to violate it to have committed a violation. Under federal government regulations, some arrangements, known as safe harbors, are deemed not to violate the federal Anti-Kickback Statute. Although we seek to structure our business arrangements in compliance with all applicable requirements, these laws are broadly written, and it is often difficult to determine precisely how the law will be applied in specific circumstances. Accordingly, it is possible that our practices may be challenged under the federal Anti-Kickback Statute;

●	false claims laws prohibit anyone from knowingly and willfully presenting or causing to be presented for payment to third-party payers, including government payers, claims for reimbursed drugs or services that are false or fraudulent, claims for items or services that were not provided as claimed, or claims for medically unnecessary items or services. Cases have been brought under false claims laws alleging that off-label promotion of pharmaceutical products or the provision of kickbacks has resulted in the submission of false claims to governmental health care programs. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the false claims laws. Further, private individuals have the ability to bring actions on behalf of the government under the federal False Claims Act;
●	the Health Insurance Portability and Accountability Act of 1996, or HIPAA, prohibits persons or entities from knowingly and willfully executing a scheme to defraud any health care benefit program, including private payers, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services. Similar to the federal Anti- Kickback Statute, a person or entity does not need to have actual knowledge of these statutes or specific intent to violate them to have committed a violation;
●	federal civil monetary penalties laws, which impose civil fines for, among other things, the offering or transfer of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state healthcare program, unless an exception applies;
●	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information;
●	the federal physician sunshine requirements under the ACA, which requires certain manufacturers of drugs, devices, biologics, and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare providers starting in 2022, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members;
●	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information; and state laws governing the privacy and security of health information (or personal information generally) in certain circumstances, many of which differ from each other in significant ways, thus complicating compliance efforts; and
●	European and other foreign law equivalents of each of the laws, including reporting requirements detailing interactions with and payments to healthcare providers.

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

Risks Related to Commercialization of Our Product Candidates

If our products do not gain market acceptance, our business will suffer because we might not be able to fund future operations.

A number of factors may affect the market acceptance of our products or any other products we develop or acquire, including, among others:

●	the price of our products relative to other products for the same or similar treatments;
●	the perception by patients, physicians and other members of the health care community of the effectiveness and safety of our products for their indicated applications and treatments;
●	our ability to fund our sales and marketing efforts; and
●	the effectiveness of our sales and marketing efforts.

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

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs intended for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity. Orphan drug exclusivity in the United States provides that the FDA may not approve any other applications, including a full NDA, to market the same drug for the same indication for seven years, except in limited circumstances the applicable exclusivity period is ten years in Europe. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. In September 2019, the FDA granted Orphan Drug Designation to BXCL701 for the treatment of acute myeloid leukemia. Prior to 2019, the FDA granted Orphan Drug Designation to BXCL701 for the treatment of pancreatic cancer and melanoma. We may seek Orphan Drug Designations for BXCL701 in other indications or for our other product candidates. There can be no assurances that we will be able to obtain such designations.

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

There can be no assurance that BXCL501, BXCL701 and our other product candidates or any other product candidate successfully developed by us, independently or with partners, will be accepted by physicians, hospitals and other health care facilities. BXCL501, BXCL701 and any future product candidates we develop will compete with a number of products manufactured and marketed by major pharmaceutical and biotech companies. The degree of market acceptance of any drugs we develop depends on a number of factors, including:

●	our demonstration of the clinical efficacy and safety of BXCL501, BXCL701 and our other product candidates;
●	timing of market approval and commercial launch of BXCL501, BXCL701 and our other product candidates;
●	the clinical indication(s) for which BXCL501, BXCL701 and our other product candidates are approved;
●	product label and package insert requirements;
●	advantages and disadvantages of our product candidates compared to existing therapies;
●	continued interest in and growth of the market for anti-cancer or anti-agitation drugs;
●	strength of sales, marketing, and distribution support;
●	product pricing in absolute terms and relative to alternative treatments;
●	future changes in health care laws, regulations, and medical policies; and
●	availability of reimbursement codes and coverage in select jurisdictions, and future changes to reimbursement policies of government and third-party payors.

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

Risks Related to Our Relationship with BioXcel LLC

BioXcel LLC has significant influence over the direction of our business, and the concentrated ownership of our common stock will prevent you and other stockholders from influencing significant decisions.

As of June 30, 2020, BioXcel owned approximately 45.1% of the economic interest and voting power of our outstanding common stock. Even though BioXcel controls less than a majority of the voting power of our outstanding common stock, it may influence the outcome of such corporate actions so long as it owns a significant portion of our common stock.

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

The management of and beneficial ownership in BioXcel by our executive officers and our directors may create, or may create the appearance of, conflicts of interest.

The management of and beneficial ownership in BioXcel by our executive officers and our directors may create, or may create the appearance of, conflicts of interest. For example, each of our Chief Executive Officer and a director on our Board, Vimal Mehta, Ph.D., and our Chief Digital Officer and a director on our Board, Krishnan Nandabalan, Ph.D., is a manager of BioXcel, as well as a director, officer and stockholder of BioXcel Holdings, Inc., BioXcel’s parent company. Additionally, as of the date of this Quarterly Report, each of Dr. Mehta and Dr. Nandabalan, through their beneficial ownership of BioXcel, beneficially own approximately 40% of the Company. Management and ownership by our executive officers and directors in BioXcel, creates, or, may create the appearance of, conflicts of interest when these individuals are faced with decisions that could have different implications for BioXcel than the decisions have for us, including decisions that relate to our Services Agreement, Contribution Agreement, as well as potential agreements relating to future product candidates and AI-related services or collaborations. Any perceived conflicts of interest resulting from investors questioning the independence of our management or the integrity of corporate governance procedures may materially affect our stock price.

Any disputes that arise between us and BioXcel with respect to our past and ongoing relationships could harm our business operations.

Disputes may arise between BioXcel and us in a number of areas relating to our past and ongoing relationships, including:

●	intellectual property, technology and business matters, including failure to make required technology transfers and failure to comply with non-compete provisions applicable to BioXcel and us;
●	labor, tax, employee benefit, indemnification and other matters arising from the Separation;
●	distribution and supply obligations;
●	employee retention and recruiting;
●	business combinations involving us;
●	sales or distributions by BioXcel of all or any portion of its ownership interest in us;
●	the nature, quality and pricing of services BioXcel has agreed to provide us; and
●	business opportunities that may be attractive to both BioXcel and us.

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

Our strategy for the development and commercialization of our proprietary product candidates may include the formation of collaborative arrangements with third parties. We are a party to several collaboration agreements (research and clinical), including agreements with Nektar Therapeutics, Inc., or Nektar, relating to Nektar’s Bempegaldesleukin (NKTR-214) and Merck KGaA, Darmstadt, Germany and Pfizer Inc.’s Opdivo compound and BXCL701. Existing and future collaborators have significant discretion in determining the efforts and resources they apply and may not perform their obligations as expected. Potential third party collaborators include biopharmaceutical, pharmaceutical and biotechnology companies, academic institutions and other entities. Third-party collaborators may assist us in:

●	funding research, preclinical development, clinical trials and manufacturing;
●	seeking and obtaining regulatory approvals; and
●	successfully commercializing any future product candidates.

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

In 2020, the novel coronavirus disease, COVID-19, was declared a pandemic and has spread across the globe, including throughout the United States and Europe. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred;

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

As a result of the COVID-19 pandemic or other pandemic, epidemic or outbreak of an infectious disease, we may experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:

●	delays or difficulties in enrolling patients in our clinical trials;
●	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
●	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;
●	interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures, which may impact the integrity of subject data and clinical study endpoints;
●	interruption or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines;
●	interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems;
●	interruptions in preclinical studies due to restricted or limited operations resulting from restrictions on our on-site activities;
●	limitations on employee resources that would otherwise be focused on the conduct of our preclinical studies and clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;
●	impacts from prolonged remote work arrangements, such as strains on our business continuity plans, cybersecurity risks, and inability of certain employees to perform their work remotely; and
●	interruption or delays to our sourced discovery and clinical activities.

The COVID-19 pandemic continues to rapidly evolve. The extent to which the outbreak impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the rate of infection, the duration of the pandemic and subsequent waves of infection, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. If we or any of the third parties with whom we engage were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. Additionally, concerns over the economic impact of COVID-19 pandemic have caused extreme volatility in financial and other capital markets which has and may continue to adversely impact our stock price and our ability to access capital markets.

We will need to increase the size of our organization and the scope of our outside vendor relationships, and we may experience difficulties in managing growth.

As of June 30, 2020, we employed a total of 31 full-time employees and, as of August 14, 2020, we employed 36 full-time employees. In addition, we have access to certain of BioXcel’s employees and resources through the various agreements we have entered into with BioXcel. Our current internal departments include finance, research and development and administration. We have been expanding our management team to include an operational ramp up of additional technical staff required to achieve our business objectives. We will need to continue to expand our managerial, operational, technical and scientific, financial and other resources in order to manage our operations and clinical trials, establish independent manufacturing, continue our research and development activities, and commercialize our product candidate. Our management and scientific personnel, systems and facilities currently in place may not be adequate to support our future growth.

Our need to effectively manage our operations, growth and various projects requires that we:

●	manage our clinical trials effectively, including our planned clinical trials of BXCL501, BXCL701 and our other product candidates;
●	manage our internal development efforts effectively while carrying out our contractual obligations to licensors, contractors and other third parties;
●	continue to improve our operational, financial and management controls and reporting systems and procedures; and
●	attract and retain sufficient numbers of talented employees.

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

Our success depends largely upon the continued services of our key executive officers, Vimal Mehta, our Chief Executive Officer, President, Secretary and a member of our Board, as well as the other principal members of our management, scientific and clinical team. We do not maintain “key person” insurance for any of these executive officers or any of our other key employees. We also rely on our leadership team in the areas of research and development, marketing, services and general and administrative functions. From time to time, there may be changes in our executive management and leadership teams resulting from the hiring or departure of executives or other key employees, which could disrupt our business. The replacement of one or more of our executive officers or other key employees would likely involve significant time and costs and may significantly delay or prevent the achievement of our business objectives.

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

In addition, we do not have any experience in acquiring other businesses. If we acquire additional businesses, we may not be able to integrate the acquired personnel, operations and technologies successfully, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including:

●	inability to integrate or benefit from acquired technologies or services in a profitable manner;
●	unanticipated costs or liabilities associated with the acquisition;
●	difficulty integrating the accounting systems, operations and personnel of the acquired business;
●	difficulties and additional expenses associated with supporting legacy products and hosting infrastructure of the acquired business;
●	difficulty converting the customers of the acquired business onto our platform and contract terms, including disparities in the revenue, licensing, support or professional services model of the acquired company;
●	diversion of management’s attention from other business concerns;
●	adverse effects to our existing business relationships with business partners and customers as a result of the acquisition;
●	the potential loss of key employees;
●	use of resources that are needed in other parts of our business; and
●	use of substantial portions of our available cash to consummate the acquisition.

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

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with any regulations applicable to us, to provide accurate information to regulatory authorities, to comply with manufacturing standards we have established, to comply with federal and state healthcare fraud and abuse laws and regulations, or to report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a Code of Business Conduct and Ethics, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risk.

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

In addition, future acquisitions may entail numerous operational and financial risks, including:

●	exposure to unknown liabilities;
●	disruption of our business and diversion of our management’s and technical personnel’s time and attention to develop acquired products or technologies;
●	incurrence of substantial debt or dilutive issuances of securities to pay for acquisitions;
●	higher than expected acquisition and integration costs;
●	increased amortization expenses;
●	difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel;
●	impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership; and
●	inability to retain key employees of any acquired businesses.

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

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

●	others may be able to make compounds that are similar to our product candidates, but that are not covered by the claims of our patents;
●	we might not have been the first to make the inventions covered by our pending patent applications;
●	we might not have been the first to file patent applications for these inventions;
●	our pending patent applications may not result in issued patents;
●	the claims of our issued patents or patent applications when issued may not cover our products or product candidates;
●	any patents that we obtain may not provide us with any competitive advantages;
●	any granted patents may be held invalid or unenforceable as a result of legal challenges by third parties; and
●	the patents of others may have an adverse effect on our business.

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

In addition, disputes may arise regarding intellectual property subject to a license agreement, including:

●	the scope of rights granted under the license agreement and other interpretation-related issues;
●	the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
●	our diligence obligations under the license agreement and what activities satisfy those obligations;
●	if a third-party expresses interest in an area under a license that we are not pursuing, under the terms of certain of our license agreements, we may be required to sublicense rights in that area to a third party, and that sublicense could harm our business; and
●	the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us.

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

We cannot be certain that others have not filed patent applications for technology covered by our pending applications, or that we were the first to invent the technology, because:

●	some patent applications in the United States may be maintained in secrecy until the patents are issued;
●	patent applications in the United States are typically not published until 18 months after the priority date; and
●	publications in the scientific literature often lag behind actual discoveries.

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

We may elect to sue a third party, or otherwise make a claim, alleging infringement or other violation of patents, trademarks, trade dress, copyrights, trade secrets, domain names or other intellectual property rights that we either own or license from BioXcel. If we do not prevail in enforcing our intellectual property rights in this type of litigation, we may be subject to:

●	paying monetary damages related to the legal expenses of the third party;
●	facing additional competition that may have a significant adverse effect on our product pricing, market share, business operations, financial condition, and the commercial viability of our products; and
●	restructuring our company or delaying or terminating select business opportunities, including, but not limited to, research and development, clinical trial, and commercialization activities, due to a potential deterioration of our financial condition or market competitiveness.

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

●	sale of our common stock by our stockholders, executives, and directors;
●	volatility and limitations in trading volumes of our shares of common stock;
●	our ability to obtain financings to conduct and complete research and development activities including, but not limited to, our clinical trials, and other business activities;
●	possible delays in the expected recognition of revenue due to lengthy and sometimes unpredictable sales timelines;
●	the timing and success of introductions of new applications and services by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers or strategic partners;
●	network outages or security breaches;
●	our ability to attract new customers;
●	customer renewal rates and the timing and terms of customer renewals;
●	our ability to secure resources and the necessary personnel to conduct clinical trials on our desired schedule;
●	commencement, enrollment or results of our clinical trials for our product candidates or any future clinical trials we may conduct;
●	changes in the development status of our product candidates;
●	any delays or adverse developments or perceived adverse developments with respect to the FDA’s review of our planned preclinical and clinical trials;
●	any delay in our submission for studies or product approvals or adverse regulatory decisions, including failure to receive regulatory approval for our product candidates;
●	unanticipated safety concerns related to the use of our product candidates;
●	failures to meet external expectations or management guidance;
●	changes in our capital structure or dividend policy, future issuances of securities, sales of large blocks of common stock by our stockholders;
●	our cash position;
●	announcements and events surrounding financing efforts, including debt and equity securities;
●	our inability to enter into new markets or develop new products;
●	reputational issues;
●	competition from existing technologies and products or new technologies and products that may emerge;
●	announcements of acquisitions, partnerships, collaborations, joint ventures, new products, capital commitments, or other events by us or our competitors;
●	changes in general economic, political and market conditions in or any of the regions in which we conduct our business;
●	changes in industry conditions or perceptions;
●	changes in valuations of similar companies or groups of companies;
●	analyst research reports, recommendation and changes in recommendations, price targets, and withdrawals of coverage;
●	departures and additions of key personnel;
●	disputes and litigations related to intellectual properties, proprietary rights, and contractual obligations;
●	changes in applicable laws, rules, regulations, or accounting practices and other dynamics; and
●	other events or factors, many of which may be out of our control.

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

As of June 30, 2020, our directors, executive officers and principal stockholders, and their respective affiliates, beneficially owned approximately 47.6% of our outstanding shares of common stock. As a result, these stockholders, acting together, would have significant control over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have significant control over the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

●	delaying, deferring or preventing a change in corporate control;
●	impeding a merger, consolidation, takeover or other business combination involving us; or
●	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

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

Provisions of our amended and restated certificate of incorporation and our amended and restated bylaws and Delaware law also could have the effect of discouraging potential acquisition proposals or making a tender offer or delaying or preventing a change in control, including changes a stockholder might consider favorable. Such provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. In particular, the certificate of incorporation and bylaws and Delaware law, as applicable, among other things:

●	provide the board of directors with the ability to alter the bylaws without stockholder approval;
●	place limitations on the removal of directors;
●	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at stockholder meetings; and
●	provide that vacancies on the board of directors may be filled by a majority of directors in office, although less than a quorum.

Financial reporting obligations of being a public company in the United States are expensive and time-consuming, and our management is required to devote substantial time to compliance matters.

As a publicly traded company we have incurred significant additional legal, accounting and other expenses that we did not incur as a privately held subsidiary of BioXcel. The obligations of being a public company in the United States require significant expenditures and place significant demands on our management and other personnel, including costs resulting from public company reporting obligations under the Exchange Act and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and the listing requirements of the stock exchange on which our securities are listed. These rules require the establishment and maintenance of effective disclosure and financial controls and procedures, internal control over financial reporting and changes in corporate governance practices, among many other complex rules that are often difficult to implement, monitor and maintain compliance with. Moreover, despite reforms made possible by the JOBS Act, the reporting requirements, rules, and regulations will make some activities more time-consuming and costly, particularly after we are no longer an “emerging growth company.” In addition, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage that we had through BioXcel. Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements and to keep pace with new regulations, otherwise we may fall out of compliance and risk becoming subject to litigation or being delisted, among other potential problems.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-38410	3.1	3/13/2018

3.2	Amended and Restated Bylaws.	8-K	001-38410	3.2	3/13/2018

10.1†	BioXcel Therapeutics, Inc. 2020 Incentive Award Plan and forms of award agreements thereunder					*

10.2†	BioXcel Therapeutics, Inc. 2020 Employee Stock Purchase Plan	8-K	001-38410	10.2	05/21/2020

10.3†	Employment Agreement between William Kane and BioXcel Therapeutics, Inc., dated May 15, 2020.					*

10.4†	Employment Agreement between Reina Benabou and BioXcel Therapeutics, Inc., dated June 21, 2020.					*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*	Filed herewith.
**	Furnished herewith.
†	Indicates a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BioXcel Therapeutics, Inc.

Dated: August 14, 2020	By:
/s/ Vimal Mehta
Vimal Mehta
Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2020	By:
/s/ Richard Steinhart
Richard Steinhart, Chief Financial Officer
(Principal Financial Officer)