Form 10-Q
period 2020-09-30
BioXcel Therapeutics, Inc.
filed 2020-11-12
CIK 1720893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

⌧ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding at November 1, 2020 was 24,368,357.

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

These forward-looking statements are based on management’s current expectations. These statements are neither promises nor guarantees, but involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Summary Risk Factors” Part II, Item 1A. “Risk Factors,” and Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q. Given these uncertainties, you should not rely on these forward-looking statements as predictions of future events. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. You should carefully consider these risks and uncertainties when investing in our ordinary shares. The principal risks and uncertainties affecting our business include the following:

●	We have a limited operating history and have never generated any product revenues, which may make it difficult to evaluate the success of our business to date and to assess our future viability.
●	We have incurred significant operating losses since inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future and may never achieve or maintain profitability.
●	We will need substantial additional funding, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.
●	We have limited experience in drug discovery and drug development, and we have never had a drug approved.
●	In the near term, we are dependent on the success of BXCL501 and BXCL701. If we are unable to complete the clinical development of, obtain marketing approval for or successfully commercialize BXCL501, BXCL701 and our other product candidates, either alone or with a collaborator, or if we experience significant delays in doing so, our business could be substantially harmed.
●	Interim “top-line” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
●	The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming, expensive and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.
●	Clinical trials are expensive, time-consuming and difficult to design and implement, and involve an uncertain outcome.
●	Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.
●	BioXcel’s approach to the discovery and development of product candidates based on EvolverAI is novel and unproven, and we do not know whether we will be able to develop any products of commercial value.
●	Even if we obtain regulatory approval for BXCL501, BXCL701 or any product candidate, we will still face extensive and ongoing regulatory requirements and obligations and any product candidates, if approved, may face future development and regulatory difficulties.
●	If our products do not gain market acceptance, our business will suffer because we might not be able to fund future operations.
●	Even if we obtain regulatory approvals to commercialize BXCL501, BXCL701 or our other product candidates, our product candidates may not be accepted by physicians or the medical community in general.
●	We continue to depend on BioXcel to provide us with certain services for our business.
●	We are substantially dependent on third parties for the manufacture of our clinical supplies of our product candidates, and we intend to rely on third parties to produce commercial supplies of any approved product candidate. Therefore, our development of our products could be stopped or delayed, and our commercialization of any future product could be stopped or delayed or made less profitable if third party manufacturers fail to obtain approval of the FDA or comparable regulatory authorities or fail to provide us with drug product in sufficient quantities or at acceptable prices.
●	Our failure to find third party collaborators to assist or share in the costs of product development could materially harm our business, financial condition and results of operations.
●	It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection. If our patent position does not adequately protect our product candidates, others could compete against us more directly, which would harm our business, possibly materially.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

BIOXCEL THERAPEUTICS, INC.

BALANCE SHEETS

(amounts in thousands, except share and per share data)

	September 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$233,428	$32,426
Prepaid expenses and other current assets	2,705	1,681
Total current assets	236,133	34,107
Property and equipment, net	944	1,041
Operating lease right-of-use asset	1,586	1,193
Other assets	86	51
Total assets	$238,749	$36,392

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$8,557	$4,953
Accrued expenses	6,901	3,120
Due to Parent	208	64
Other current liabilities	678	331
Total current liabilities	16,344	8,468
Long-term portion of operating lease liability	1,467	1,029
Total liabilities	17,811	9,497

Stockholders' equity
Common stock, $0.001 par value, 50,000,000 shares authorized; 24,354,882 and 18,087,382 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	24	18
Additional paid-in-capital	338,685	83,565
Accumulated deficit	(117,771)	(56,688)
Total stockholders' equity	220,938	26,895
Total liabilities and stockholders' equity	$238,749	$36,392

The accompanying notes are an integral part of these financial statements.

BIOXCEL THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$—	$—	$—	$—

Operating expenses
Research and development	16,317	7,122	46,595	19,302
General and administrative	8,451	2,012	14,605	5,886
Total operating expenses	24,768	9,134	61,200	25,188
Loss from operations	(24,768)	(9,134)	(61,200)	(25,188)
Other income (expense)
Dividend and interest income	20	134	140	542
Interest expense	(5)	(18)	(23)	(47)
Net loss	$(24,753)	$(9,018)	$(61,083)	$(24,693)
Net loss per share - basic and diluted	$(1.07)	$(0.57)	$(2.94)	$(1.57)
Weighted average shares outstanding - basic and diluted	23,050,256	15,752,196	20,779,465	15,695,263

The accompanying notes are an integral part of these financial statements.

BIOXCEL THERAPEUTICS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(amounts in thousands, except shares)

(unaudited)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances as of December 31, 2018	15,663,221	$16	$62,593	$(23,720)	$38,889
Stock-based compensation	—	—	682	—	682
Exercise of stock options	2,581	—	1	—	1
Net loss	—	—	—	(7,204)	(7,204)
Balances as of March 31, 2019	15,665,802	$16	$63,276	$(30,924)	$32,368
Issuance of common shares, net of issuance costs of $11	21,744	—	230	—	230
Stock-based compensation	—	—	1,030	—	1,030
Net loss	—	—	—	(8,471)	(8,471)
Balances as of June 30, 2019	15,687,546	$16	$64,536	$(39,395)	$25,157
Issuance of common shares, net of issuance costs of $1,991	2,347,479	2	17,503	—	17,505
Stock-based compensation	—	—	776	—	776
Net loss	—	—	—	(9,018)	(9,018)
Balances as of September 30, 2019	18,035,025	$18	$82,815	$(48,413)	$34,420

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances as of December 31, 2019	18,087,382	$18	$83,565	$(56,688)	$26,895
Issuance of common stock, net of issuance costs of $4,789	2,300,000	2	68,809	—	68,811
Purchase and cancellation of shares from BioXcel Corporation	(300,000)	—	(9,024)	—	(9,024)
Stock-based compensation	—	—	776	—	776
Exercise of stock options	95,000	—	39	—	39
Net loss	—	—	—	(14,911)	(14,911)
Balances as of March 31, 2020	20,182,382	$20	$144,165	$(71,599)	$72,586
Stock-based compensation	—	—	1,956	—	1,956
Exercise of stock options	170,531	—	271	—	271
Net loss	—	—	—	(21,419)	(21,419)
Balances as of June 30, 2020	20,352,913	$20	$146,392	$(93,018)	$53,394
Issuance of common stock, net of issuance costs of $12,991	4,000,000	4	187,004	—	187,008
Stock-based compensation	—	—	5,268	—	5,268
Exercise of stock options	1,969	—	21	—	21
Net loss	—	—	—	(24,753)	(24,753)
Balances as of September 30, 2020	24,354,882	$24	$338,685	$(117,771)	$220,938

The accompanying notes are an integral part of these financial statements.

BIOXCEL THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine months ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(61,083)	$(24,693)
Reconciliation of net loss to net cash used in operating activities
Depreciation and amortization	143	218
Stock-based compensation expense	8,000	2,488
Changes in operating assets and liabilities:
Prepaid expenses, other assets and right of use assets	(846)	(618)
Accounts payable, accrued expenses, lease liabilities and other liabilities	7,708	3,423
Net cash used in operating activities	(46,078)	(19,182)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and leasehold improvements	(46)	(868)
Net cash used in investing activities	(46)	(868)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	255,819	17,736
Purchase and cancellation of shares from BioXcel Corporation	(9,024)	—
Exercise of options	331	1
Net cash provided by financing activities	247,126	17,737

Net increase (decrease) in cash and cash equivalents	201,002	(2,313)
Cash and cash equivalents, beginning of the period	32,426	42,565
Cash and cash equivalents, end of the period	$233,428	$40,252

Supplemental cash flow information:
Interest paid	$23	$47
Operating lease right of use asset and liability (non-cash adoption balances)	—	1,308
Operating ROU lease assets obtained in exchange for operating lease liabilities	606	—

The accompanying notes are an integral part of these financial statements.

BIOXCEL THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

(unaudited)

Note 1. Organization and Principal Activities

BioXcel Therapeutics, Inc. is a clinical stage biopharmaceutical company focused on drug development that utilizes artificial intelligence to identify improved therapies in neuroscience and immuno-oncology. BTI's drug re-innovation approach leverages existing approved drugs and/or clinically validated product candidates together with big data and proprietary machine learning algorithms to identify new therapeutic indices. BTI's two most advanced clinical development programs are BXCL501, a proprietary, orally dissolving, sublingual thin film formulation of the adrenergic receptor agonist dexmedetomidine (“Dex”), for the treatment of agitation and opioid withdrawal symptoms, and BXCL701, an orally administered, systemic innate immune activator for the treatment of aggressive forms of prostate cancer and advanced solid tumors that are refractory or treatment naïve to checkpoint inhibitors.

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

The unaudited financial information for the three and nine months ended September 30, 2020 and 2019 is presented on the same basis as the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The Company does not have any components of other comprehensive income (loss) recorded within its financial statements, and, therefore, does not separately present a statement of comprehensive income (loss) in its financial statements.

Certain reclassifications have been made to the prior year financial information to conform to the current period presentation. These reclassifications had no effect on the reported results of operations.

COVID-19

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

Note 2. Basis of Presentation

The accompanying unaudited financial statements do not include all of the information and footnotes required by GAAP. The accompanying year-end balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2020, the results of its operations for the three and nine months ended September 30, 2020 and 2019 and its cash flows for the three and nine months ended September 30, 2020 and 2019, respectively. The results for the three and nine months ended September 30, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020, any other interim periods or any future year or period. The accompanying unaudited financial statements of the Company should be read in conjunction with the audited financial statements and notes as of and for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2020.

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and notes thereto. The Company believes that its existing cash and cash equivalents will be sufficient to cover its cash flow requirements for at least the next twelve months from the issuance of these financial statements. However the Company’s future requirements may change and will depend on numerous factors.

Note 3. Summary of Significant Accounting Policies

Use of Estimates

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

During the nine months ended September 30, 2020, the novel coronavirus disease, or COVID-19, was declared a pandemic and spread across the globe, including the United States and Europe. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including expenses, reserves and allowances, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. As of September 30, 2020, cash equivalents were comprised of money market funds. Cash and cash equivalents held at financial institutions may at times exceed federally insured amounts. We believe we mitigate such risk by investing in or through major financial institutions.

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

Property and Equipment

Equipment consists of computers and related equipment that are stated at cost and depreciated using the straight-line method over estimated useful life of 3-5 years. Furniture is being depreciated using the straight-line method over approximately 7 years. Leasehold improvements are being amortized over the shorter of the life of the lease or the asset.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation—Stock Compensation,” which requires the measurement and recognition of compensation expense based on estimated fair market values for all share-based awards made to employees and directors, including stock options. The Company’s 2017 Equity Incentive Plan (the “2017 Stock Plan”) became effective in August 2017. The Company’s 2020 Incentive Award Plan (the “2020 Stock Plan”) became effective in May 2020. Following the effective date of the Company’s 2020 Incentive Award Plan, the Company ceased granting awards under the 2017 Equity Incentive Plan; however the terms and conditions of the 2017 Equity Incentive Plan continue to govern any outstanding awards granted thereunder.

Both BioXcel and the Company’s stock option awards are valued at fair value on the date of grant and that fair value is recognized as expense over the requisite service period. The Company utilizes the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The Black Scholes model requires the use of assumptions which determine the fair value of the stock-based awards. Determining the fair value of stock-based awards at the grant date requires significant judgment, including estimating the expected term of the stock options, the expected volatility of our stock and expected dividends. Stock awards granted by the Company subsequent to its March 2018 initial public offering (“IPO”) are valued using market prices at the date of grant. Significant judgement and estimates were used to estimate the fair value of these awards, as the shares of common stock underlying these awards were not then publicly traded. The Company has elected to account for forfeitures as they occur, by reversing compensation cost when the award is forfeited.

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

Net Loss per Share

The Company computes basic earnings (loss) per share (“EPS”) by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. Securities that could potentially dilute EPS in the future were not included in the computation of EPS because to do so would be antidilutive. The calculations of basic and diluted net loss per share are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net loss (numerator)	$(24,753)	$(9,018)	$(61,083)	$(24,693)
Weighted-average share, in thousands (denominator)	23,050	15,752	20,779	15,695
Basic and diluted net loss per share	$(1.07)	$(0.57)	$(2.94)	$(1.57)

Potentially dilutive securities outstanding consists solely of stock options. The Company had stock options outstanding to purchase 3,833,501 and 3,092,122 shares of common stock as of September 30, 2020 and 2019, respectively.

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

The Company entered into a Separation and Shared Services Agreement with BioXcel that took effect on June 30, 2017, as amended and restated on November 7, 2017 and March 6, 2020, or the Services Agreement, pursuant to which BioXcel will allow us to continue to use the office space, equipment, services and leased employees based on the agreed upon terms and conditions for a payment of defined monthly and/or hourly fees. The office space and equipment portion of the Services Agreement ended effectively on April 30, 2018 when the Company moved to new office space to accommodate additional personnel that had been hired. Services provided by BioXcel through its subsidiaries in India and the United States will continue indefinitely, as agreed upon by the parties. These services are primarily for drug discovery and for chemical, manufacturing and controls cost. Service charges recorded under this agreement were $270 and $173 for the three months ended September 30, 2020 and 2019, respectively. Service charges recorded under this agreement were $926 and $689 for the nine months ended September 30, 2020 and 2019, respectively.

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

The Company paid $9,024 in February 2020 for the purchase and subsequent cancellation of 300,000 shares owned by BioXcel, which is more fully discussed below under Note 7 to these financial statements.

Note 5. Property & Equipment

Property and Equipment, net consisted of the following

	September 30,	December 31,
	2020	2019
	Unaudited
Computers and related equipment	$260	$229
Furniture	356	344
Leasehold improvements	645	642
	1,261	1,215
Accumulated depreciation	(317)	(174)
	$944	$1,041

Note 6. Accrued Expenses and Other Current Liabilities

Accrued expenses consist of the following:

	September 30, 2020	December 31, 2019

Research and development expenses	$4,023	$1,215
Accrued compensation and benefits	1,986	1,570
Accrued professional expenses	719	266
Other accrued expenses	173	69
	$6,901	$3,120

Other current liabilities as of September 30, 2020 includes $210 for the current portion of operating lease liabilities and $468 for the financing of insurance premiums.

Note 7. Stockholders’ Equity

Authorized Capital

The Company is authorized to issue up to 10,000,000 preferred shares with a par value of $0.001 per share. No preferred shares are issued and outstanding.

The Company is authorized to issue up to 50,000,000 shares of common stock with a par value of $0.001 per share. The Company had 24,354,882 and 18,087,382 shares of common stock outstanding as of September 30, 2020 and December 31, 2019, respectively.

Description of Common Stock

Each share of common stock has the right to one vote. The holders of common stock are entitled to dividends when funds are legally available and when declared by the board of directors.

Common Stock Issuances

On May 20, 2019, the Company entered into an Open Market Sale Agreement (the “Sale Agreement”) with Jefferies LLC (“Jefferies”) pursuant to which the Company may offer and sell shares of its common stock, par value $0.001 per share (the “Common Stock”), having an initial offering price no greater than $20.0 million (the “Shares”), from time to time, through an “at the market offering” program under which Jefferies will act as sales agent. The Company sold 66,193 shares under the Sale Agreement for proceeds of $387, net of issuance costs of $350. The Sale Agreement was terminated by the Company on September 22, 2019.

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

In February 2020, the Company sold in a registered offering 2,300,000 shares of its common stock at a public offering price of $32.00 per share for gross proceeds of $73,600 less underwriting discounts and commissions. The Company received proceeds of approximately $68,811, net of issuance costs of $4,789. The Company used $9,024 of the proceeds to purchase and cancel 300,000 shares of common stock from BioXcel.

In July 2020, the Company sold in a registered offering 4,000,000 shares of its common stock at a public offering price of $50.00 per share for gross proceeds of $200,000 less underwriting discounts and commissions. The Company received proceeds of approximately $187,008, net of issuance costs of $12,992. Under the terms of the Underwriting Agreement entered into by the Company in connection with the July 2020 offering, certain stockholders of the Company granted the underwriters an option exercisable for thirty days to purchase up to an additional 600,000 shares of common stock at the public offering price less underwriting discounts and commissions. The Company did not receive any of the proceeds from any sale of shares in the offering by such stockholders. The Company intends to use the net proceeds of the offering to fund ongoing clinical trials, commercialization preparation and for general corporate purposes.

Note 8. Stock-Based Compensation

Stock Options

The Company’s 2017 Stock Plan became effective in August 2017. Following the effective date of the Company's 2020 Stock Plan (as defined below), the Company ceased granting awards under the 2017 Stock Plan; however the terms and conditions of the 2017 Stock Plan continue to govern any outstanding awards granted thereunder.

The Company’s 2020 Stock Plan was approved and became effective at the Company’s 2020 annual meeting of Shareholders on May 20, 2020. The 2020 Stock Plan authorizes for issuance the sum of (i) 911,000 shares of the Company’s common stock authorized for issuance and 231,941 shares of the Company’s common stock which represents the number of shares that remained available for issuance under the 2017 Stock Plan immediately prior to the approval of the 2020 Stock Plan by the Company’s shareholders. Any shares of Common Stock which, as of immediately prior to the approval of the 2020 Stock Plan by the Company’s shareholders, are subject to awards granted under the 2017 Stock Plan that are forfeited or lapse unexercised and are not issued under the 2017 Stock Plan will increase the number of shares of common stock available for grant under the 2020 Stock Plan. In addition, the number of shares available for issuance under the 2020 Stock Plan will increase on the first day of each calendar year beginning January 1, 2021 and ending on and including January 1, 2030 by a number of shares equal to the lesser of (A) 4% of the aggregate number of shares of the Company’s common stock outstanding of the immediately preceding calendar year and (B) such smaller number of shares of common stock as is determined by the Board of Directors.

The Company’s 2020 Employee Stock Purchase Plan (“ESPP”) was also approved and became effective at the Company’s 2020 annual meeting of Shareholders on May 20, 2020. The ESPP is designed to assist eligible employees of the Company with the opportunity to purchase the Company’s common stock at a discount through accumulated payroll deductions during successive offering periods. The aggregate number of Shares that may be issued pursuant to rights granted under the ESPP is 100,000 shares of common stock. In addition, the number of shares available for issuance under the ESPP will increase on the first day of each calendar year beginning on January 1, 2021 and ending on and including January 1, 2030 by a number of shares of common stock equal to the lesser of  (a) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as determined by the Board. The number of shares that may be issued or transferred pursuant to rights granted under the component of the ESPP that is intended to qualify for favorable U.S. federal tax treatment under Section 423 of the Internal Revenue Code (the “Section 423 Component”) shall not exceed 500,000 shares. The purchase price will be determined by the administrator of the ESPP and, for purposes of the Section 423 Component, shall not be less than 85% of the fair market value of a share on the first trading day or on the last trading day of the applicable offering period, whichever is lower. To date, no shares have been sold under the ESPP.

As of September 30, 2020, there were 4,018,547 shares of the Company’s common stock authorized for issuance under the 2017 Stock Plan and the 2020 Stock Plan (collectively, the “Stock Compensation Plans”). Options granted under the Stock Compensation Plans have a term of ten years with vesting terms determined by the board of directors, which is generally four years.

As of September 30, 2020, there were 185,046 shares available to be granted under the 2020 Stock Plan.

The fair value of options granted during the nine months ended September 30, 2020 was estimated using the Black-Scholes option-pricing model with the following assumptions.

	For the
	Nine Months Ended
	September 30, 2020
Exercise price per share	$13.60	-	$61.48
Expected stock price volatility	78.25%	-	87.21%
Risk-free rate of interest	0.27%	-	2.38%
Fair value of grants per share	$9.04	-	$44.55
Expected Term (years)	4.7	-	7.0

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

The following table summarizes information about stock option activity under the Stock Compensation Plans for the nine months ended September 30, 2020 (in thousands, except share and per share data):

				Weighted Average
	Number	Weighted Average	Total	Remaining
	of	Exercise	Intrinsic	Contractual
	Shares	Price per Share	Value	Life (in years)
Outstanding as of January 1, 2020	3,058,349	$3.26	$34,725	8.0
Options granted	1,099,600	$45.90	$2,645	9.7
Options forfeited	(42,039)	$5.93	$—
Options exercised	(282,409)	$2.49	$—
Outstanding as of September 30, 2020	3,833,501	$15.56	$112,173	7.9

Options vested and exercisable as of September 30, 2020	2,253,185	$2.35	$92,399	7.1

The Company recognized stock-based compensation expense under the Stock Compensation Plans of $7,979 and $2,427 for the nine months ended September 30, 2020 and 2019, respectively.

The total grant-date fair value of options was $35,848 for the nine months ended September 30, 2020.

As of September 30, 2020, the total compensation expenses not yet recognized in the financial statements is approximately $35,424, and the weighted average period over which it is expected to be recognized is 1.7 years.

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

Stock-based compensation expense, net of forfeitures, recognized by the Company in its statements of operations related to BioXcel equity awards totaled approximately $21 and $61 for the nine months ended September 30, 2020 and 2019, respectively.

Total stock-based compensation charges were approximately $8,000 and $2,488 for the nine months ended September 30, 2020 and 2019, respectively. The Company charged $3,587 and $4,413 to research and development and general and administrative expense for the nine months ended September 30, 2020. The Company charged $1,449 and $1,039 to research and development and general and administrative expense for the nine months ended September 30, 2019.

Note 9. Leases

In August 2018, the Company entered into an agreement to lease approximately 11,040 square feet of space on the 12th floor of the building located at 555 Long Wharf Drive, New Haven, Connecticut (the “12th Floor Lease) which was effective February 22, 2019. The 12th Floor Lease expires in February 2026.

In August 2020, the Company entered into an amendment to the 12th Floor Lease wherein the Company leased an additional 7,245 square feet of space on the 12th floor of the building located at 555 Long Wharf Drive, New Haven, Connecticut (the “12th Floor Lease Amendment”). The 12th Floor Lease Amendment expires in February 2026.

The future minimum annual lease payments under these operating leases as of September 30, 2020 are as follows:

Year ending December 31,	Amount
Remainder of 2020	$52
2021	314
2022	363
2023	372
2024	381
Thereafter	456
Total lease payments	1,938
Less imputed interest	(261)
Total lease liability	1,677
Less current portion of lease liability	(210)
Long-term portion operating lease liability	$1,467

The current portion of the Company’s operating lease liability of $210 as of September 30, 2020 is included in other current liabilities on the balance sheet.

The Company recorded lease expense of $237 and $155 related to its operating lease right-of-use asset for the nine months ended September 30, 2020 and 2019, respectively.

The Company has an option to renew the leases for one additional five-year term at 95% of the then-prevailing market rates but not less than the rental rate at the end of the initial lease term.

Note 10. Borrowing

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

As a result of the Company’s cumulative losses, management has concluded that a full valuation allowance against the Company’s net deferred tax assets is appropriate. No income tax liabilities existed as of September 30, 2020 and December 31, 2019 due to the Company’s continuing operating losses.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) enacted on March 27, 2020 temporarily modifies the federal income tax rules on net operating losses incurred in 2018, 2019, and 2020. Under the CARES Act, a taxpayer that incurs in 2020 or has incurred during 2019 or 2018 a net operating loss (“NOL”) is permitted to carryback such NOL to the prior five years to offset prior year income to claim a tax refund of previously paid federal income taxes.  As a result of the Company’s losses since inception it would not benefit from this provision.   The CARES Act retroactively suspends the 80% income limitation on use of NOL carryovers for taxable years beginning before January 1, 2021 and allows for 100% of any such taxable income to be offset by the amount of such NOL carryforward.  This 80% income limitation is reinstated for tax years beginning after December 31, 2020.

Note 12. Commitments and Contingencies

From time to time, in the ordinary course of business, the Company may be subject to litigation and regulatory examinations as well as information gathering requests, inquiries and/or investigations. The Company is not currently subject to any matters where it believes there is a reasonable possibility that a material loss may be incurred. As of September 30, 2020, there were no matters which would have a material impact on the Company’s financial results.

Note 13. Subsequent Event

The Company previously entered into a Clinical Trial Collaboration Agreement (the “Collaboration Agreement”) with Nektar Therapeutics, a Delaware corporation, on September 21, 2018 (“Nektar”), pursuant to which the parties had agreed to jointly collaborate to conduct a Phase 1/2 clinical trial evaluating a combination therapy using BXCL701 as a potential therapy for pancreatic cancer and such other clinical trials evaluating the combined therapy as agreed by the parties. The BXCL701 phase of the triple combination study of BXCL701 was planned to initiate following Nektar and Pfizer’s Phase 1B dose-escalation trial, which was delayed. As a result, the parties agreed to discontinue activities on the triple combination study and instead reallocate resources to other studies and development programs, and the parties terminated the Collaboration Agreement, effective November 10, 2020.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2019. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, such as information with respect to our plans and strategy for our business and expectations related to the clinical development of our product candidates, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Summary Risk Factors” and “Risk Factors” sections of this Quarterly Report, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

All dollar amounts in this discussion and analysis are to the nearest thousand unless otherwise noted.

Overview

We are a clinical stage biopharmaceutical company focused on drug development that utilizes artificial intelligence to identify improved therapies in neuroscience and immuno-oncology. Our drug re-innovation approach leverages existing approved drugs and/or clinically validated product candidates together with big data and proprietary machine learning algorithms to identify new therapeutic indices. We believe that this differentiated approach has the potential to reduce the cost and time of drug development in diseases with substantial unmet medical need.

Our two most advanced clinical development programs are BXCL501, a proprietary, orally dissolving, sublingual thin film formulation of the adrenergic receptor agonist dexmedetomidine (“Dex”), for the treatment of agitation and opioid withdrawal symptoms, and BXCL701, an orally administered systemic innate immune activator for the treatment of aggressive forms of prostate cancer and advanced solid tumors that are refractory or treatment naïve to checkpoint inhibitors.

During the first quarter ended March 31, 2020 and continuing through September 30, 2020, the novel coronavirus disease, or COVID-19, was declared a pandemic and spread to multiple regions across the globe, including the United States and Europe. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen.

During the first quarter of 2020 we took steps in line with guidance from the U.S. Centers for Disease Control and Prevention (“CDC”) and the State of Connecticut to protect the health and safety of our employees and the community. In particular, we implemented a work-from-home policy for all employees and have restricted on-site activities to certain chemical, manufacturing and control (“CMC”) and clinical trial activities. We continue to assess the impact of the COVID-19 pandemic to best mitigate risk and continue the operations of our business. Beginning late in the second quarter of 2020 we began to slowly bring our staff, in very limited numbers, back to our office. This modified return-to- work approach is expected to continue through at least December 31, 2020. We have taken steps to protect our workforce and have instituted strict work rules to protect our employees.

We continue to work closely with our clinical sites to monitor the potential impact of the evolving COVID-19 pandemic. We remain committed to our clinical programs and development plans. Through September 30, 2020, we have not experienced any significant delays to our ongoing or planned clinical trials, except for challenges in accessing elderly care facilities; however, this could rapidly change.

Clinical Development Programs

The following is a summary of the status of our clinical development programs as of September 30, 2020:

BXCL501 Neuroscience Program

BXCL501 is an investigational, proprietary, orally dissolving, sublingual thin film formulation of Dex, a selective alpha-2a receptor agonist, for the treatment of agitation and opioid withdrawal symptoms. BXCL501 is our most advanced neuroscience clinical program, being developed initially for the treatment of acute agitation in patients with schizophrenia and bipolar disorders. As a selective adrenergic agent with an orally-dissolving, sublingual thin film route of administration, BXCL501 is designed to be easy to administer and has demonstrated efficacy and safety with a rapid onset of action in multiple clinical studies. BXCL501 is designed with the potential to generate a calming effect without producing excessive sedation. We believe that BXCL501 is highly differentiated from antipsychotics currently used as standard of care, which often produce unwanted side effects such as excessive somnolence and extra-pyramidal motor effects. Managing patient agitation in neuropsychiatric and neurodegenerative disorders represents a significant challenge for physicians and caregivers, and we believe that BXCL501 has the potential to address these challenges while providing an efficient treatment regimen for patients.

SERENITY I and SERENITY II

In July 2020, we announced topline results from the SERENITY I and II pivotal trials, highlighting BXCL501’s robust efficacy and favorable safety profile in reducing agitation in schizophrenia and bipolar disorder 1 and 2 patients. In October 2020, we had a planned pre-New Drug Application (“NDA”) meeting with the U.S. Food and Drug Administration (“FDA”) to discuss the content and format of our anticipated NDA submission. The FDA also agreed to a rolling review of our NDA, allowing us to submit completed sections of the application early. We have already submitted part of the NDA to the FDA, which included non-clinical and product brand name content, and plan to submit the complete application in the first quarter of 2021.

We believe that the robust data set from our SERENITY trials establishes a solid foundation for ongoing and future indications.

TRANQUILITY

In August 2020, we initiated a third dose cohort, 90 mcg, in the TRANQUILITY study, a randomized, double-blind, placebo-controlled, ascending dose adaptive Phase 1b/2 trial of BXCL501 for the acute treatment of agitation associated with geriatric dementia. Based on the findings, we expect to report topline results in the fourth quarter of 2020, or, if deemed appropriate, proceed to an additional dose cohort.

TRANQUILITY is a foundational study and we believe it will inform a broader clinical development program in dementia with the goal to address the full spectrum of agitation ranging from acute to chronic.

RELEASE

In August 2020, we announced that the third dose cohort (90 mcg twice a day, 12 hours apart) was currently enrolling in the RELEASE trial. This is a multicenter, randomized, double-blind, placebo-controlled, ascending dose Phase 1b/2 trial designed to evaluate the safety, pharmacokinetics, tolerability, and efficacy of BXCL501 in patients experiencing symptoms of opioid withdrawal. We expect to report topline results from the study in the first quarter of 2021.

Agitation Associated with Delirium

In October 2020, we announced that we had received clearance of our Investigational New Drug (“IND”) Application from the FDA for treatment of agitation associated with delirium. We are preparing to initiate a Phase 2 clinical trial evaluating BXCL501 in patients with agitation associated with delirium in intensive care units (“ICU”), including COVID-19 patients, within the next several months. This indication offers potential synergy with the medical and commercial infrastructure being developed to support our first two indications.

Agitation associated with delirium is a serious condition that affects patients in many hospital settings: ICUs, surgical & medical wards, and emergency departments. Currently, there are no FDA-approved medications for delirium or agitation associated with it.

Additional Opportunities

In addition, we are continuing our development of BXCL501, exploring this candidate as a potential treatment option for chronic agitation associated with dementia. We are also developing a single-use intramuscular injection for patients with severe agitation (non-cooperative).

Relative Bioavailability Study

In the third quarter of 2020, we analyzed the data from a cross-over study in healthy volunteers comparing the bioavailability of BXCL501 administered sublingually with the film placed drug-side down under the tongue, compared to the film placed drug- side up under the tongue, and administered buccally (placed between the lower lip and gum). Results of this study indicated that:

●	consistent with previously reported data, BXCL501 was rapidly absorbed into systemic circulation following drug side down or drug side up sublingual administration or buccal administration of the BXCL501 film;
●	administering BXCL501 sublingually was shown to be the bioequivalent to administering BXCL501 bucally;
●	administering BXCL501 with the drug side up under the tongue was shown to be bioequivalent to administering BXCL501 drug side down under the tongue; and
●	subjects were able to drink water starting at 15 minutes following sublingual BXCL501 administration without affecting bioavailability in the subject.

Preparing for Potential Commercial Launch

We are assembling a leadership team with significant industry experience to prepare for a potential commercial launch of BXCL501. In June 2020, we announced the hiring of our Chief Commercial Officer and our Chief Development Officer. We continue to expand our core medical and commercial teams in order to build the corporate framework needed for the potential commercialization of BXCL501.

BXCL701 Immuno-Oncology Program

BXCL701 is a potential first-in-class, highly potent, oral, small molecule immunomodulator designed to stimulate both the innate and acquired immune systems by inhibiting dipeptidyl peptidases (“DPP 8/9”). DPP 8/9 behave as "checkpoints" of the innate immune system. We believe that BXCL701 may establish a differentiated immuno-oncology platform by modulating multiple steps in the cancer immunity cycle and, when combined with checkpoint inhibitors and/or immune activating agents, may be able to convert immuno-resistant tumors to immuno-sensitive tumors (“cold” to “hot” tumors).

BXCL701 currently has two ongoing combination therapy clinical trials:

In April 2020, we announced the initiation of the Phase 2 efficacy portion of the Phase 1b/2 trial of BXCL701 in combination with KEYTRUDA® (pembrolizumab, a PD-1 inhibitor) for treatment emergent Neuroendocrine Prostate Cancer (tNEPC). The Phase 1b safety assessment of BXCL701 indicated that a split dose totaling 0.6 mg per day is the recommended dose when used in combination with KEYTRUDA. In addition to the efficacy cohort in NEPC patients, in August 2020, we opened a separate cohort for castration-resistant prostate cancer (“CRPC” - adenocarcinoma) patients who have failed taxane-based chemotherapy and up to two lines of second generation androgen pathway blockers. The 1b portion of this trial was recently presented at the Society for Immunotherapy of Cancer’s 35th Anniversary Annual Meeting (SITC.

The MD Anderson-led Phase 2 open-label basket trial was designed to evaluate the response rate of orally administered BXCL701, combined with KEYTRUDA, in two arms: Arm A is enrolling checkpoint naïve patients (where checkpoint therapy is indicated: “hot tumors”); and arm B is enrolling patients who have progressed following checkpoint therapy alone. As of August 2020, the efficacy bar had been met for both arms, allowing the trial to advance to completion. Preliminary data was recently presented at SITC.

The BXCL701 phase of the triple combination study of BXCL701, bempegaldesleukin (NKTR-214, Nektar Therapeutics, Inc. (“Nektar”)) and BAVENCIO® (avelumab, Merck KGaA, Darmstadt, Germany and Pfizer) in second line pancreatic cancer was planned to initiate following Nektar and Pfizer’s Phase 1B dose-escalation trial of bempegaldesleukin and avelumab, which was delayed. All parties have agreed to discontinue activities on the triple combination study and instead reallocate resources to other studies and development programs, and the Clinical Trial Collaboration Agreement, dated September 21, 2018, between the Company Nektar (the “Nektar Collaboration Agreement”) was terminated effective November 10, 2020.

Intellectual Property

In July 2020, we announced that we had received a Notice of Allowance from the U.S. Patent and Trademark Office for patent application No. 16/453,679 related to BXCL501, our proprietary sublingual thin-film formulation of Dex. U.S. Pat. No. 10,792,246 was issued on October 6, 2020 and has a term that is set to expire no earlier than 2039. We plan to list the U.S. patent in the FDA's Approved Drug Products with Therapeutic Equivalence Evaluations, or Orange Book.

As of November 1, 2020, our patent portfolio included 6 Patent Cooperation Treaty applications, 6 U.S. utility applications, 1 issued U.S. utility patent, 15 U.S. provisional patent applications, 43 non-U.S. applications, and 18 design patent applications, one of which is a U.S. design application.

Basis of Presentation

The Company’s financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”). All amounts are presented in thousands.

Components of Our Results of Operations

Revenues

We have not recognized any revenue since inception.

Operating Costs and Expenses

Research and Development

Our research and development expenses reflect costs incurred for the research and development of our clinical and pre-clinical product candidates, which includes payments to BioXcel, our Parent. Research and development expense primarily consist of salary, benefits and non-cash stock-based compensation for our research and development personnel, costs incurred under agreements with contract research organizations, (“CROs”), and sites that conduct our non-clinical studies and clinical trials, costs of outside consultants engaged in research and development activities, including their fees, stock-based compensation and travel expenses, the cost of acquiring, developing and manufacturing pre-clinical and clinical trial materials and lab supplies, and depreciation and other expenses.

We expense research and development costs to operations as incurred.

Our research and development costs by program for the nine months ended September 30, 2020 and 2019 were as follows:

	2020	2019
BXCL501	$35,285	$11,765
BXCL701	6,816	5,387
BXCL502	321	256
BXCL702	271	288
Other research and development programs	1,207	563
Research and development support services	2,695	1,043
Total research and development expenses	$46,595	$19,302

General and Administrative

General and administrative expenses primarily consist of salaries, benefits and non-cash stock-based compensation for our executive and administrative personnel. General and administrative expenses also include legal expenses to pursue patent protection of our intellectual property, professional fees for audit and tax and insurance charges.

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

Summary of Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

Revenues

We have not recognized any revenues since inception.

Research and Development Expense

Research and development expenses for the three months ended September 30, 2020 and 2019 were $16,317 and $7,122, respectively. Research and development expenses for the three months ended September 30, 2020 and 2019 were comprised as follows:

	Three Months Ended
	September 30,
	2020	2019	Change	% Change
Personnel and related costs	$2,351	$1,105	$1,246	113%
Non-cash stock-based compensation	2,203	441	1,762	400%
Professional research & project related costs	2,108	1,802	306	17%
Drug acquisition costs	—	500	(500)	(100)%
Clinical trials expense	8,479	2,197	6,282	286%
Chemical, manufacturing and controls cost ("CMC")	859	840	19	2%
Travel and other costs	317	237	80	34%
Total research and development expenses	$16,317	$7,122	$9,195	129%

The increase of $9,195 for the three months ended September 30, 2020 is primarily attributable to:

Personnel and recruiting costs increased due to our efforts to enlarge our clinical team as we expanded our clinical programs during the quarter and in preparation of the potential commercial launch of BXCL501 in the U.S.

Non-cash stock-based compensation also increased as result of the additional personnel hired during the year and increased grant date fair values arising from higher market prices of the Company’s common stock.

The increase in professional research & project related costs and clinical trials expense reflect the acceleration of research and development activities is primarily related to our SERENITY I and II clinical trials as well as increased costs associated with our TRANQUILITY and RELEASE clinical trials for BXCL501. These amounts were offset by reduced costs related to our BXCL501 Phase Ib schizophrenia trial and our BXCL701 pancreatic cancer trial.

Drug acquisition costs incurred during the three months ended September 30, 2019 related to a payment triggered pursuant to our Amended and Restated Asset Contribution Agreement with our Parent as discussed in Note 4 to the financial statements included elsewhere in this Quarterly Report on Form 10-Q.

General and Administrative Expense

General and administrative expenses for the three months ended September 30, 2020 and 2019 were $8,451 and $2,012, respectively. General and administrative expenses for the three months ended September 30, 2020 and 2019 were comprised as follows:

	Three Months Ended
	September 30,
	2020	2019	Change	% Change
Personnel and related costs	$1,208	429	$779	182%
Non-cash stock-based compensation	3,065	336	2,729	812%
Professional fees	2,137	759	1,378	182%
Insurance	442	227	215	95%
Travel and other costs	1,599	261	1,338	513%
Total general and administrative expenses	$8,451	$2,012	$6,439	320%

The increase of $6,439 for the three months ended September 30, 2020 is primarily attributable to:

Increased personnel and recruiting costs due to our continuing efforts to expand our teams in preparation of the potential commercial launch of BXCL501 in the U.S.

Non-cash stock-based compensation also increased as result of the additional personnel and increased grant date fair values arising from higher market prices of the Company’s common stock.

Professional and insurance fees increased due to the expanding growth of our operations, increased corporate legal and investor relations fees and increased insurance costs primarily related to an increase in Director and Officer liability premiums.

In September 2020, we were the victim of an email-based wire fraud, which led to a misappropriation of approximately $1,927. We subsequently recovered $774 of this amount and are continuing efforts to recoup the remainder of the funds. As such, $1,153 is included and Travel and other costs.

Comparison of the Nine Months Ended September 30, 2020 and 2019

Revenues

We have not recognized any revenues since inception.

Research and Development Expense

Research and development expenses for the nine months ended September 30, 2020 and 2019 were $46,595 and $19,302, respectively. Research and developments for the nine months ended September 30, 2020 and 2019 were comprised as follows:

	Nine Months Ended
	September 30,
	2020	2019	Change	% Change
Personnel and related costs	$6,005	$3,548	$2,457	69%
Non-cash stock-based compensation	3,587	1,449	2,138	148%
Professional research & project related costs	4,919	3,899	1,020	26%
Drug acquisition costs	—	1,000	(1,000)	(100)%
Clinical trials expense	28,379	6,444	21,935	340%
Chemical, manufacturing and controls cost ("CMC")	2,859	2,164	695	32%
Travel and other costs	846	798	48	6%
Total research and development expenses	$46,595	$19,302	$27,293	141%

The increase of $27,293 during the nine months ended September 30, 2020 is primarily attributable to:

Increased personnel and recruiting costs due to our continuing efforts to expand our teams in preparation of the potential commercial launch of BXCL501 in the U.S.

Increased non-cash stock-based compensation a result of the additional personnel and increased grant date fair values arising from higher market prices of the Company’s common stock.

The increase in professional research & project related costs, clinical trials expense and CMC costs reflect the acceleration of research and development activities is primarily related to our SERENITY I and II clinical trials as well increased costs associated with our TRANQUILITY and RELEASE clinical trials for BXCL501. These amounts were offset by reduced costs related to our BXCL501 Phase Ib schizophrenia trial and our BXCL701 pancreatic cancer trial.

Drug acquisition costs incurred during the nine months ended September 30, 2019 were related to certain payments triggered pursuant to our Amended and Restated Asset Contribution Agreement with our Parent as discussed in Note 4 to the financial statements included elsewhere in this Quarterly Report on Form 10-Q.

General and Administrative Expense

General and administrative expenses for the nine months ended September 30, 2020 and 2019 were $14,605 and $5,886, respectively. General and administrative expenses for the nine months ended September 30, 2020 and 2019 were comprised as follows:

	Nine Months Ended
	September 30,
	2020	2019	Change	% Change
Personnel and related costs	$2,553	1,296	$1,257	97%
Non-cash stock-based compensation	4,413	1,039	3,374	325%
Professional fees	4,404	1,807	2,597	144%
Insurance	1,170	678	492	73%
Travel and other costs	2,065	1,066	999	94%
Total general and administrative expenses	$14,605	$5,886	$8,719	148%

The increase of $8,719 during the nine months ended September 30, 2020 is primarily related to:

Increased personnel and recruiting costs due to our continuing efforts to expand our teams in preparation of the potential commercial launch of BXCL501 in the U.S.

Non-cash stock-based compensation also increased as result of the additional personnel and increased grant date fair values arising from higher market prices of the Company’s common stock.

Professional and insurance fees increased due to the expanding growth of our operations and increased intellectual property and corporate legal fees as well as increased investor relations fees and insurance costs primarily related to an increase in Director and Officer liability premiums. Professional fees related to pre-commercialization planning efforts also increased.

In September 2020, we were the victim of an email-based wire fraud, which led to a misappropriation of approximately $1,927. We subsequently recovered $774 of this amount and are continuing efforts to recoup the remainder of the funds. As such, $1,153 is included and Travel and other costs.

Inflation

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the periods presented.

Liquidity and Capital Resources

As of September 30, 2020, we had cash and cash equivalents of $233,428, working capital of $219,789 and stockholders’ equity of $220,938. We incurred losses of $61,083 and $24,693 during the nine months ended September 30, 2020 and 2019, respectively. We have not yet generated any revenues and we have not yet achieved profitability. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need to generate significant product revenues to achieve profitability. We believe that our existing cash and cash equivalents as of September 30, 2020 will enable us to fund our operating expenses and capital expenditure requirements well into 2022.

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

In May 2019, we entered into an Open Market Sale Agreement, or the Sale Agreement, with Jefferies LLC, or Jefferies, pursuant to which we could offer and sell shares of our common stock having an initial offering price no greater than $20,000, from time to time, through an “at the market offering” program under which Jefferies acted as sales agent. From May 2019 to September 2019, we sold a total of 66,193 shares for proceeds of $387, net of issuance costs of $350. We terminated the Sale Agreement on September 22, 2019.

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

In July 2020, we sold in a registered offering 4,000,000 shares of our common stock at a public offering price of $50.00 per share for gross proceeds of $200,000 less underwriting discounts and commissions. The Company received proceeds of approximately $187,008, net of issuance costs of $12,992 from the July 2020 offering.

Cash Flows

	Nine Months Ended September 30,
(in thousands)	2020	2019
Cash provided by (used in) in thousands:
Operating activities	$(46,078)	$(19,182)
Investing activities	(46)	(868)
Financing activities	247,126	17,737

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2020 was $46,078, which was primarily attributable to our net loss of $61,083, partially offset by $8,000 in non-cash stock-based compensation and $143 of depreciation and amortization and a $7,708 increase in accounts payable, accrued expenses and other liabilities.

Net cash used in operating activities for the nine months ended September 30, 2019 was $19,182, which primarily attributable to our net loss of $24,693 and a $618 increase in prepaid insurance and other assets, partially offset by $2,488 in stock-based compensation, $218 of depreciation and amortization and a $3,423 increase in accounts payable, accrued expenses and other liabilities.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2020 was $46 and was attributable to the purchase of property and equipment.

Net cash used in investing activities for the nine months ended September 30, 2019 was $868 and was attributable to the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2020 was $247,126 and was primarily attributable to $255,819 in net proceeds from the issuance of common stock in our February 2020 and July 2020 public offerings. This amount was partially offset by $9,024 used for the purchase and cancellation of 300,000 shares of common stock owned by BioXcel and $310 in proceeds from the exercise of stock options.

Net cash provided by financing activities for the nine months ended September 30, 2019 was $17,737 and was primarily attributable to $17,339 in net proceeds from the issuance of common stock in our September 2019 Offering combined with $337 in net proceeds received under our ATM program.

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

We believe that our existing cash and cash equivalents as of September 30, 2020 will be sufficient to enable us to fund operating expenses and capital expenditure requirements well into 2022. We expect that we will need to obtain substantial additional funding in order to complete our clinical trials beyond 2022. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interests of our existing stockholders may be materially diluted and the terms of these securities could include liquidation or other preferences that could adversely affect the rights of our existing stockholders. In addition, debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business. If we are unable to raise capital when needed or on attractive terms, we could be forced to significantly delay, scale back or discontinue the development or commercialization of BXCL501, BXCL701 or other product candidates, seek collaborators at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available, and relinquish or license, potentially on unfavorable terms, our rights to BXCL501, BXCL701 or other product candidates that we otherwise would seek to develop or commercialize ourselves.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements as defined under SEC rules.

Contractual Obligations

In August 2020, we entered into an amendment to our existing lease on the 12th floor of 555 Long Wharf Drive, New Haven, Connecticut (the “12th Floor Lease”), wherein we leased an additional 7,245 square feet of space in such building (the “12th Floor Lease Amendment”).

The following table summarizes our contractual obligations at September 30, 2020 and the effect such obligations are expected to have on our liquidity and cash flow in future periods and is solely related to the 12th Floor Lease and 12th Floor Lease Amendment:

	Payments due by Period

		Less Than			More Than
	Total	1 year	1-3 years	3-5 years	5 years
Operating lease commitments	$1,938	$277	$1,109	$552	$—

Critical Accounting Policies

Our critical accounting policies and estimates are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies " in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. We have reviewed and determined that those critical accounting policies and estimates remain our critical accounting policies and estimates as of and for the nine months ended September 30, 2020. No changes were made to our critical accounting policies during the period presented.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2020 we had $233,428 of cash and cash equivalents. We do not participate in any foreign currency hedging activities and we do not have any other derivative financial instruments. We did not recognize any significant exchange rate losses during the nine months ended September 30, 2020 and 2019, respectively.

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

The market risk inherent in our financial instruments and in our financial position has historically been the potential loss arising from adverse changes in interest rates. At September 30, 2020 and December 31, 2019, we had cash and cash equivalents of $233,428 and $32,426, respectively. As of September 30, 2020, we held our cash primarily in money market accounts and accordingly, the value of these accounts is subject to fluctuation in interest rates.

We do not engage in any hedging activities against changes in interest rates. We do not have any foreign currency or other derivative financial instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

In September 2020, we were the victim of an email-based wire fraud which involved two electronic communications impersonating one of our vendors, resulting in our sending wires totaling $1.9 million to accounts controlled by the impersonator. As a result of the foregoing, we identified a material weakness due to our internal controls having not been adequately designed to prevent or timely detect unauthorized cash disbursements. Specifically, certain members within our finance organization failed to exercise appropriate skepticism and oversight for disbursement of Company-owned funds, and our cash disbursement process was not adequately designed to identify unauthorized payment requests. We do not believe that this breach had a material adverse effect on our business.

Management has taken immediate action to begin remediating the material weakness, including enhancing and formalizing cash disbursement controls to prevent and timely detect unauthorized cash disbursements. We have also added additional members to the finance team with greater experience in the area of internal controls. We subsequently successfully recovered $0.8 million of this amount and are continuing efforts to recoup the remainder of the funds. The material weakness did not result in a material misstatement of our financial statements, and management is working to complete the remediation during the fourth quarter of 2020.

Changes in Internal Control over Financial Reporting

Other than as noted above there were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since our inception, we have incurred significant operating losses. Our net loss was $61.1 million and $24.7 million for the nine months ended September 30, 2020 and 2019 respectively. As of September 30, 2020, we had stockholders’ equity of $220.9 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. None of our product candidates have been approved for marketing in the United States, or in any other jurisdiction, and may never receive such approval. It could be several years, if ever, before we have a commercialized product that generates significant revenues. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

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

We expect that our current cash and cash equivalents and cash generated by our July 2020 offering will be used primarily to fund our ongoing research and development efforts well into 2022. We will be required to expend significant funds in order to advance the development of BXCL501, BXCL701 and our other product candidates. In addition, while we may seek one or more collaborators for future development of our current product candidate or any future product candidates that we may develop for one or more indications, we may not be able to enter into a collaboration for any of our product candidates for such indications on suitable terms, on a timely basis or at all. In any event, the net proceeds of our prior equity offerings and our existing cash will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of our product candidates or our other preclinical programs. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Further financing may not be available to us on acceptable terms, or at all. Additionally, market volatility resulting from the COVID-19 pandemic or other factors could also adversely impact our ability to access capital as and when needed. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

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

Clinical trials are expensive, time-consuming and difficult to design and implement, and involve an uncertain outcome.

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

As of September 30, 2020, BioXcel owned approximately 37.0% of the economic interest and voting power of our outstanding common stock. Even though BioXcel controls less than a majority of the voting power of our outstanding common stock, it may influence the outcome of such corporate actions so long as it owns a significant portion of our common stock.

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

The management of and beneficial ownership in BioXcel by our executive officers and our directors may create, or may create the appearance of, conflicts of interest. For example, each of our Chief Executive Officer and a director on our Board, Vimal Mehta, Ph.D., and our Chief Digital Officer and a director on our Board, Krishnan Nandabalan, Ph.D., is a manager of BioXcel, as well as a director, officer and stockholder of BioXcel Holdings, Inc., BioXcel’s parent company. Additionally, as of the date of this Quarterly Report, each of Dr. Mehta and Dr. Nandabalan, through their beneficial ownership of BioXcel, beneficially own approximately 42.17% of the Company. Management and ownership by our executive officers and directors in BioXcel, creates, or, may create the appearance of, conflicts of interest when these individuals are faced with decisions that could have different implications for BioXcel than the decisions have for us, including decisions that relate to our Services Agreement, Contribution Agreement, as well as potential agreements relating to future product candidates and AI-related services or collaborations. Any perceived conflicts of interest resulting from investors questioning the independence of our management or the integrity of corporate governance procedures may materially affect our stock price.

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

BioXcel operates in businesses that require sophisticated computer systems and software for data collection, data processing, cloud-based platforms, analytics, statistical projections and forecasting, mobile computing, social media analytics and other applications and technologies. BioXcel seeks to address its technology risks by increasing its reliance on the use of innovations by cross-industry technology leaders and adapt these for their pharmaceutical, biotech, biopharmaceutical, diagnostic, medical device and contract research and manufacturing clients. Some of the technologies supporting the industries they serve are changing rapidly and we must continue to adapt to these changes in a timely and effective manner at an acceptable cost. They also must continue to deliver data to its clients in forms that are easy to use while simultaneously providing clear answers to complex questions. There can be no guarantee that we or BioXcel will be able to develop, acquire or integrate new technologies, that these new technologies will meet our and BioXcel’s needs or achieve our expected goals, or that we will be able to do so as quickly or cost-effectively as our competitors. Significant technological change could render EvolverAI obsolete. BioXcel’s continued success will depend on its ability to adapt to changing technologies, manage and process ever-increasing amounts of data and information and improve the performance, features and reliability of its services in response to changing client and industry demands. BioXcel may experience difficulties that could delay or prevent the successful design, development, testing, and introduction of advanced versions of EvolverAI, limiting our ability to identify new product candidates. New services, or enhancements to existing EvolverAI services, may not adequately meet our requirements. Any of these failures could have a material adverse effect on our operating results and financial condition.

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

Our strategy for the development and commercialization of our proprietary product candidates may include the formation of collaborative arrangements with third parties. We are a party to several collaboration agreements (research and clinical). Existing and future collaborators have significant discretion in determining the efforts and resources they apply and may not perform their obligations as expected. Potential third party collaborators include biopharmaceutical, pharmaceutical and biotechnology companies, academic institutions and other entities. Third-party collaborators may assist us in:

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

The COVID-19 pandemic continues to rapidly evolve. The extent to which the outbreak impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the rate of infection, the duration of the pandemic and subsequent waves of infection, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, the timing and effectiveness of any vaccines and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. If we or any of the third parties with whom we engage were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. Additionally, concerns over the economic impact of COVID-19 pandemic have caused extreme volatility in financial and other capital markets which has and may continue to adversely impact our stock price and our ability to access capital markets.

We will need to increase the size of our organization and the scope of our outside vendor relationships, and we may experience difficulties in managing growth.

As of September 30, 2020, we employed a total of 40 full-time employees. In addition, we have access to certain of BioXcel’s employees and resources through the various agreements we have entered into with BioXcel. Our current internal departments include finance, research and development and administration. We have been expanding our management team to include an operational ramp up of additional technical staff required to achieve our business objectives. We will need to continue to expand our managerial, operational, technical and scientific, financial and other resources in order to manage our operations and clinical trials, establish independent manufacturing, continue our research and development activities, and commercialize our product candidate. Our management and scientific personnel, systems and facilities currently in place may not be adequate to support our future growth.

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

Data breaches or cyber-attacks could disrupt our business operations and information technology systems, adversely impact our financial results or result in the loss or exposure of confidential or sensitive product candidate, clinical trial, employee or Company information.

Our information technology systems have been and may in the future be attacked or breached by individuals or organizations intending to: obtain sensitive data regarding our business, our product candidates, clinical trials or other third parties with whom we do business; harm or disrupt our business operations; or otherwise misappropriate information or Company funds. A security compromise of our information technology systems or business operations could occur through a variety of methods such as cyber-attacks or cyber-intrusions over the Internet, malware, computer viruses, email spoofing, attachments to e-mails, persons inside our organization, persons with access to systems inside our organization. The risk of such intrusions, threats to data and information technology systems and breaches has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. For example, in September 2020, we were the victim of an email-based wire fraud that involved two electronic communications impersonating one of our vendors, resulting in our sending wires totaling $1.9 million to accounts controlled by the impersonator. We use our information technology systems to protect confidential or sensitive product candidate, clinical trial, employee and Company information. Any attack on such systems that results in the unauthorized release or loss of such information could have a material adverse effect on our business reputation, increase our costs and expose us to material legal claims and liability. If the unauthorized release or loss of product candidate, clinical trial, employee or other confidential or sensitive data were to occur, our operations and financial results and our share price could be adversely affected.

While we maintain some of our own critical information technology systems, we also depend on third parties to provide important information technology services relating to several key business functions. Our measures to prevent, detect and mitigate these threats, including password protection, firewalls, backup servers, threat monitoring and periodic penetration testing, may not be successful in preventing a data breach or limiting the effects of a breach. Furthermore, the security measures employed by third-party service providers may prove to be ineffective at preventing breaches of their systems.

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

Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection of our current and future product candidates, the processes used to manufacture them and the methods for using them, as well as successfully defending these patents against third-party challenges. We are the owner of record of patents and patent applications pending in the United States and in certain foreign jurisdictions. We own Patent Cooperation Treaty, or PCT, patent applications relating to our platform technologies covering methods of use and applications of the platform technologies. As of November 1, 2020, we have four allowed patents, three ex-U.S., which are relevant to our BXCL701 program, and one U.S., which is relevant to our BXCL501 program. We cannot be certain that any future patents will issue with claims that cover our product candidates. Our ability to stop third parties from making, using, selling, offering to sell or importing our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities.

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

As of September 30, 2020, our directors, executive officers and principal stockholders, and their respective affiliates, beneficially owned approximately 39.2% of our outstanding shares of common stock. As a result, these stockholders, acting together, would have significant control over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have significant control over the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

General Risk Factors

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

During the quarter ended September 30, 2020, we experienced an email-based wire fraud that resulted in the misappropriation of certain funds. As a result of the foregoing, we identified a material weakness due to our internal controls having not been adequately designed to prevent or timely detect unauthorized cash disbursements. If we are unable to remediate any such material weakness, if we are unable to implement and maintain effective internal control over financial reporting and effective disclosure controls and procedures, or if we fail to satisfy other requirements as a public company, including the requirements of Section 404 of the Sarbanes-Oxley Act, we may be unable to accurately report our financial results or report them within the timeframes required by the SEC.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On November 10, 2020, the Company and Nektar terminated the Nektar Collaboration Agreement, pursuant to which the Company and Nektar had agreed to jointly collaborate to conduct a Phase 1/2 clinical trial evaluating a combination therapy using BXCL701, Bempegaldesleukin, a CD122-biased agonist and a checkpoint inhibitor as a potential therapy for pancreatic cancer and such other clinical trials evaluating the combined therapy as mutually agreed by the parties. The BXCL701 phase of the triple combination study of BXCL701, bempegaldesleukin (NKTR-214, Nektar Therapeutics) and BAVENCIO® (avelumab, Merck KGaA, Darmstadt, Germany and Pfizer) in second line pancreatic cancer was planned to initiate following Nektar and Pfizer’s Phase 1B dose-escalation trial of bempegaldesleukin and avelumab, which was delayed. As a result, the parties have agreed to discontinue activities on the triple combination study and instead reallocate resources to other studies and development programs.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-38410	3.1	3/13/2018

3.2	Amended and Restated Bylaws.	8-K	001-38410	3.2	3/13/2018

10.1	First Amendment, dated August 19, 2020, to Lease Agreement, dated as of August 20, 2018, by and between Fusco Harbour Associates, LLC, as Landlord, and BioXcel Therapeutics, Inc., as Tenant.					*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BioXcel Therapeutics, Inc.

Dated: November 12, 2020	By:
/s/ Vimal Mehta
Vimal Mehta
Chief Executive Officer
(Principal Executive Officer)

Dated: November 12, 2020	By:
/s/ Richard Steinhart
Richard Steinhart, Chief Financial Officer
(Principal Financial Officer)