Form 10-K
period 2020-12-31
BioXcel Therapeutics, Inc.
filed 2021-03-12
CIK 1720893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)
⌧ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the year ended December 31, 2020
or
◻ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to .

Commission file number 001-38410

BioXcel Therapeutics, Inc.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	82-1386754 (I.R.S. Employer Identification No.)
555 Long Wharf Drive New Haven CT (Address of principal executive offices)	06511 (Zip Code)

Registrant’s telephone number, including area code: (475) 238-6837

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, par value $0.001 per share	BTAI	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ⌧ No ◻

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ◻ No ⌧

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
Emerging growth company ⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ⌧

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ◻ No ⌧

As of June 30, 2020, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $564,815,666 (based upon the closing sale price of the registrant’s common stock reported on the Nasdaq Capital Market on that date). This calculation excludes shares held by the registrant’s current directors and executive officers and stockholders that the registrant has concluded are affiliates of the registrant.

There were 24,572,962 shares of our common stock outstanding at March 1, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2021 annual meeting of stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

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

As used in this Annual Report on Form 10-K, unless otherwise specified or the context otherwise requires, the terms “we,” “our,” “us,” the “Company” or “BTI” refer to BioXcel Therapeutics, Inc. and its subsidiaries, and “BioXcel” or “Parent” refer to BioXcel LLC, the Company’s parent. All brand names or trademarks appearing in this Annual Report on Form 10-K are the property of their respective owners.

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

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

●

If we are required by the FDA or similar regulatory authorities to obtain approval (or clearance, or certification) of a companion diagnostic device in connection with approval of one of our product candidates, and we do not obtain or face delays in obtaining FDA approval (or clearance, or certification) of a companion diagnostic device, we will not be able to commercialize the product candidate and our ability to generate revenue will be materially impaired.

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

PART I

Item 1. Business

Overview

We are a clinical stage biopharmaceutical company utilizing artificial intelligence approaches to develop transformative medicines in neuroscience and immuno-oncology. Our drug re-innovation approach leverages existing approved drugs and/or clinically validated product candidates together with big data and proprietary machine learning algorithms to identify new therapeutic indices. We believe that this differentiated approach has the potential to reduce the cost and time of drug development in diseases with a substantial unmet medical need.

Our two most advanced clinical development programs are BXCL501, an investigational, proprietary, orally dissolving, sublingual thin film formulation of the adrenergic receptor agonist dexmedetomidine, or Dex, for the treatment of agitation resulting from neuropsychiatric disorders, and BXCL701, an investigational orally administered systemic innate immune activator for the treatment of a rare form of prostate cancer and advanced solid tumors that are refractory or treatment naïve to checkpoint inhibitors.

Impact of COVID-19 Pandemic

During the first quarter ended March 31, 2020, and continuing through December 31, 2020, the novel coronavirus disease, or COVID-19, was declared a pandemic and spread to multiple regions across the globe, including the United States and Europe. The outbreak and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen.

Throughout 2020, we took steps in line with guidance from the U.S. Centers for Disease Control and Prevention, or CDC and the State of Connecticut to protect the health and safety of our employees and the community. In particular, we implemented a work-from-home policy for all employees and have restricted on-site activities to certain chemical, manufacturing and control, or CMC, and clinical trial activities. We continue to assess the impact of the COVID-19 pandemic to best mitigate risk and continue the operations of our business. Beginning late in the second quarter of 2020, we began to slowly bring our staff, in very limited numbers, back to our office. Our office is currently open to employees on a voluntary basis with a maximum number of 25% of employees present at any given time, which is aligned to state guidelines. We have also implemented protocols as required under the State of Connecticut’s Reopen program and have limited travel. We have taken steps to protect our workforce and have instituted strict work rules to protect our employees. To date, our remote working arrangements have not significantly affected our ability to maintain critical business operations.

We continue to work closely with our clinical sites to monitor the potential impact of the evolving COVID-19 pandemic. We remain committed to our clinical programs and development plans. Through December 31, 2020, we have not experienced any significant delays to our ongoing or planned clinical trials, except for challenges in accessing elderly care facilities; however, this could rapidly change.

Our Clinical Programs

The following is a summary of the status of our clinical development programs as of the date of this Annual Report on Form 10-K.

Our Strategy

Our goal is to become a leader in the field of neuroscience and immuno-oncology. The key elements to achieving this goal are to:

●	Advance BXCL501, a proprietary, orally dissolving thin film formulation of dexmedetomidine, or Dex, a selective α2a adrenergic receptor agonist, designed for acute treatment of agitation, and opioid withdrawal symptoms towards approval through the Section 505(b)(2) pathway. The Company believes that BXCL501 may directly target a causal agitation mechanism.
●	Neurological and Psychiatric Disorders. We believe that BXCL501, if approved, has the potential to become the standard of care for the acute treatment of agitation arising from diseases such as:
◾	Schizophrenia and bipolar disorder (SERENITY TRIAL);
◾	Dementia (TRANQUILITY TRIAL);
◾	Opioid withdrawal (RELEASE TRIAL);
◾	Delirium (PLACIDITY TRIAL);
◾	Post-traumatic stress disorder in collaboration with the VA Connecticut Healthcare System and the Yale University Medical School; and
◾	other neuropsychiatric indications.
●	Additional Indications. We also plan to evaluate BXCL501 for several additional indications including neuro psychiatric and neuro degenerative disorders. In addition, we plan to evaluate BXCL501 in chronic agitation in dementia either as a single agent or a combination product with another agent.

●	Agitation Franchise Expansion. We are also investigating potential treatments for the entire spectrum of agitation from pre-agitation to severe agitation. We are exploring the use of wearable digital device technology, such as the Apple watch, with the goal of the prevention and treatment of agitation, including, if approved, the administration of BXCL501 prior to the onset of agitation. For severe agitation, a single use intramuscular, or IM, injection called KalmPen™ is under development.
●	Complete BXCL701 Phase 2 trials to evaluate its potential for the treatment of castrate resistant cancer (CRPC), including the neuroendocrine (NEPC) variety.
●	NEPC (Orphan Segment of Prostate Cancer and Castrate Resistant Prostate Cancer). BXCL701 was previously studied in multiple clinical trials and demonstrated single agent anti-tumor activity in melanoma, an immune-sensitive tumor. In April 2020, we announced the initiation of the Phase 2 efficacy portion of the Phase 1b/2 trial evaluating BXCL701 in combination with KEYTRUDA® (pembrolizumab, a PD-1 inhibitor) for NEPC. In addition to the efficacy cohort in NEPC patients, in August 2020, we opened a separate cohort for CRPC patients who have failed taxane-based chemotherapy and up to two lines of second-generation androgen pathway blockers. Top line results from this trial are expected in mid-2021.
●	Basket Trial. BXCL701 is being evaluated in an open-label phase 2 basket trial led by MD Anderson. The investigator led study is designed to evaluate the response rate of orally administered BXCL701, combined with Pembrolizumab (KEYTRUDA®) in patients with advanced solid cancers. The study will evaluate both patients who are naïve to checkpoint therapy and those who are refractory to checkpoint therapy. Top line results from the basket trial are also expected in mid-2021.
●	Soft Tissue Sarcoma. On January 26, 2021, the FDA granted BXCL701 orphan designation for the treatment of soft tissue sarcoma.
●	Topline Results. Topline results from two ongoing trials with BXCL701 in aggressive forms of prostate cancer and advanced solid tumors are expected in mid-2021.
●	Potential for Expedited Review Programs. Given that these indications represent high unmet medical needs with few treatment options, we intend to pursue breakthrough therapy designation and accelerated approval for NEPC.
●	Additional Indications. We believe BXCL701 may be active at multiple stages of the cancer immunity cycle and therefore, we believe BXCL701 offers a “pipeline in a product” platform given its potential for evaluation across other cancers. BXCL701 was granted an orphan drug designation for the treatment of acute myeloid leukemia in September 2019, its fourth orphan drug designation in addition to pancreatic cancer, melanoma, and soft tissue sarcoma. We believe existing preclinical evidence supports the combination of BXCL701 with checkpoint inhibitors and/or agents that act on “co-stimulatory” pathways within immune effector cells. Moreover, we believe agents that stimulate antibody-dependent cell mediated cytotoxicity, or ADCC, or cell-based therapies such as chimeric antigen receptor T cell, or CAR T, therapy, oncolytic viruses or therapeutic vaccines all represent potential combination with BXCL701.
● Identify biomarkers to select patients who we believe have the highest likelihood to respond to our product candidates. Predicting optimal drug responses in patients requires the identification and validation of predictive biomarkers. We believe that our ability to identify patient subsets most likely to respond to our product candidates will increase the clinical benefit to patients and improve the probability of success of our clinical trials. The indications for our lead product candidate BXCL701 were chosen in part because they are known to overexpress dipeptidyl peptidase, or DPP 8/9, and fibroblast activation protein, or FAP. Our planned proof-of-concept clinical trial of BXCL701 will retrospectively examine biomarkers related to its molecular and cellular targets to identify those that may correlate with clinical efficacy and increase our likelihood of success.

● Enhance our R&D pipeline by leveraging our therapeutic area expertise with EvolverAI to identify, develop and commercialize new product candidates in neuroscience and immuno-oncology. In addition to our leading clinical programs and our emerging and future pipeline, we have identified several potential product candidates and intend to select our next clinical program from among such candidates. We have established translational and development expertise, which we believe will help us advance the present and future product candidates in these fields. We may also opportunistically in-license additional product candidates identified through our AI platform approach within our core areas of expertise.
● Maximize the commercial potential of our product candidates. We have worldwide development and commercialization rights to BXCL501 and BXCL701. If BXCL501 and BXCL701 are approved in the United States, we would consider building a specialty sales force in the United States and/or collaborate with third parties to maximize the potential of our product candidates. We are currently taking the early steps towards developing a specialty sales force for BXCL501 in anticipation of potential commercialization. Furthermore, we intend to commercialize BXCL501 and BXCL701, if approved, outside the United States through collaborations with third parties.

Our Novel Drug Re-Innovation Approach

We intend to develop first-in-class, high value therapeutics by leveraging EvolverAI, a research and development engine created and owned by our parent, BioXcel. We believe the combination of our therapeutic area expertise and our ability to generate product candidates through our exclusive collaborative relationship with our parent company, BioXcel Corporation in the areas of neuroscience and immune-oncology gives us a significant competitive advantage. EvolverAI was developed over the last decade and integrates millions of fragmented data points using artificial intelligence, or AI and proprietary machine learning algorithms. After evaluating multiple product candidates using EvolverAI, we selected our lead programs because our analysis indicated these drugs may have utility in new therapeutic indices where there is substantial unmet medical needs and limited competition. By focusing on clinical candidates with relevant human data, we believe our approach will help us design more efficient clinical trials, thereby accelerating our product candidates’ time to market. We retain global development and commercialization rights to these two programs.

Our AI-based discovery and development process is the foundation of our drug re-innovation model for identifying the next wave of medicines. Our therapeutic area experts have over 150 years of combined experience across the drug discovery and development value chain. We believe EvolverAI is a novel method of finding potential product candidates because it combines the comprehensiveness and efficiency of machine learning and big data analytics with the expertise and intuition of human experience in drug development. We believe the combination of our therapeutic area expertise and our ability to generate therapeutic candidates in neuroscience and immuno-oncology through our exclusive collaborative relationship in those areas with BioXcel gives us a significant competitive advantage.

The pharmacological space spans more than 27,000 active pharmaceutical agents, and only approximately 4,000 are approved and marketed drugs benefiting patients. These marketed drugs may be applied to other indications, including rare diseases, and represent an untapped potential for meeting significant unmet medical need and recoupment of research and development investments. A large number of the remaining agents are clinical candidates that are active, shelved, or have failed for reasons other than toxicity and can potentially be re-engineered for different indications or patient segments. They potentially represent an unrealized investment of billions of research and development dollars by the private and public sectors, resulting in an immeasurable amount of patient suffering and sacrificing during clinical development.

Traditional drug development is plagued with low success rates (13.8%, according to an MIT study of 186,000 trials from January 2000 to October 2015), long drug development cycles (10-15 years, according to PhRMA Key Facts 2016), and exorbitant development costs ($2.6 billion per drug, according to PhRMA Key Facts). Furthermore, many serious diseases continue to go unaddressed due to limitations of the current drug discovery paradigm. The recent advent of numerous ‘omics’ technologies (genomics, proteomics) and rapid advances in science and medicine are generating terabytes of valuable unexploited knowledge that is widely distributed in multiple big data lakes with several orders of complexity and variety. Much of this data is not being systematically applied to the development of next generation therapeutics, thus preventing the optimization of drug development utilizing the understanding of technology, science, medicine, markets, and commercial opportunities. The efficient and intuitive use of big data remains a bottleneck and a challenge to the pharmaceutical industry. Taken together, these factors underscore the need for fundamental new approaches to drug discovery and development. The market opportunity to identify new uses for existing pharmacological agents remains substantial due to the lack of technology driven insights. Our parent, BioXcel, has created a proprietary R&D engine, EvolverAI, for drug re-innovation that provides a proprietary systems-based approach designed to unlock the hidden value in drugs. The combination of our therapeutic area expertise and our exclusive collaborative relationship with BioXcel enables us to screen, analyze, and identify the product candidates that we believe have a high likelihood of benefiting patients. The compounds in our pipeline have been identified using this proprietary platform.

EvolverAI is designed to eliminate human bias by scanning millions of data points from disparate data sources to create network maps. The nodes and connections in the network map are weighted and ranked based on the validity of supporting evidence using disease specific algorithms. They are then further analyzed using artificial intelligence and machine learning approaches supplemented by human domain-based expertise to uncover novel connections between disease parameters, molecular targets, mechanisms of actions and product candidates.

This drug re-innovation model has been exemplified by the successful development and commercialization of drugs such as Tecfidera (Biogen, Inc.), Thalomid (Celgene Corporation) and Viagra (Pfizer, Inc., or Pfizer). All of these drugs were identified by insights in biology and disease pathophysiology. The successful business models of biotech companies like Axsome-Therapeutics, Inc. and Karuna Therapeutics, Inc. are based on the re-innovation and combination of existing clinical candidates or marketed drugs to provide novel solutions for patients. Unfortunately, such discoveries have been severely limited in scope due to the lack of a genuinely integrated big data analytics-based approach.

We believe that only EvolverAI allows a comprehensive and unbiased evaluation of the complete pharmacological space. We believe our drug re-innovation model and exclusive collaborative relationship with BioXcel has the potential to reduce the cost and time of drug development, help us design more efficient trials, and accelerate our product candidates’ time to market. This assumption is based on capitalizing product candidates with substantial clinical data and mitigated risk due to well-defined safety profiles, known PK/PD properties, and an established manufacturing and regulatory path. Our approach is illustrated below:

We continue to integrate and evolve our neuroscience AI machine learning and drug development platform, focusing on symptoms resulting from stress-related behaviors. The combination of Evolver AI and this platform has led to the identification and rapid development of BXCL501 as well as advancing other potential indications leading to the submission of our first NDA. We are continuing to leverage our platform to identify and develop new neuroscience programs.

BXCL501 Neuroscience Program

Overview

BXCL501 is an investigational, proprietary, orally dissolving, thin film formulation of dexmedetomidine (Dex), a selective alpha-2a receptor agonist, targeting symptoms from stress-related behaviors such as agitation and opioid withdrawal symptoms. BXCL501 is our most advanced neuroscience clinical program, currently being developed for the acute treatment of agitation related to schizophrenia, bipolar disorders, dementia, delirium, and opioid withdrawal symptoms. As a selective adrenergic agent with a sublingual or buccal route of administration, BXCL501 is designed to be easy to administer and has shown a rapid onset of action in multiple clinical trials, including clinical trials studying patients with schizophrenia, bipolar disorders, and dementia. We believe the results from these studies suggest that BXCL501 has the potential to generate a calming effect without producing excessive sedation. We believe that BXCL501 is highly differentiated from antipsychotics currently used as a standard of care for the treatment of agitation, which often produce unwanted side effects such as excessive sedation and extra-pyramidal motor effects. Managing patient agitation in neuropsychiatric and neurodegenerative disorders represents a significant challenge for physicians and caregivers. We believe that BXCL501 has the potential to address these challenges while providing an efficient treatment regimen for patients.

Agitation Overview and Market Opportunity

Agitation in patients with neuropsychiatric diseases (psychomotor agitation) is a serious medical condition. Agitation is characterized by feelings of unease, excessive talking and/or unintentional and purposeless motions, such as wringing of the hands or pacing. People experiencing agitation may also express excitement, hostility, poor impulse control, tension, uncooperativeness, and sometimes disruptive behavior, which could lead to aggression and violence. In many cases, people develop agitation when treatment for their underlying disorder is not working well. Stressful situations or traumatic events can also trigger agitation. Agitation can occur suddenly or slowly and vary in length, lasting for a few minutes or for an extended period of time.

With the agitation issues associated with schizophrenia and bipolar disease coupled with a fast-growing elderly population, the difficulties and expenses of acute treatment of agitation are expected to grow significantly. Based on our market research, we estimate that in 2016 the total direct financial cost of all aspects of care for agitation in Alzheimer’s Disease, or AD, was approximately $40 billion. Below are estimated statistics associated with BTI’s initial indications targeting agitation in Schizophrenia, Bipolar Disease and Dementia.

U.S. Market for Treating Agitation
	Schizophrenia & Bipolar Disorder	Dementia
Disease Prevalence	9,000,000[1]	5,800,000[2]
Patients Experiencing Agitation	~3,000,000*	~4,000,000*
[1]Schizophrenia: Wu et al., 2006; Bipolar Disorder: Merikangas et al., 2007 [2]Herbert et al., 2013 * - current internal Company estimates

Treatments for Agitation

Antipsychotics, the current standard of care for acute treatment of agitation in schizophrenia and bipolar disorder, are also used off-label to treat agitation in dementia as well as delirium. Side effects of these medications include movement disorders, including akathisia and extrapyramidal symptoms. One of the serious limitations of these drugs is that they can sedate the patient and do not permit verbal interaction with the hospital staff to continue. Intramuscular (“IM”) delivered antipsychotics, such as haloperidol andolanzapine, are used extensively in this setting but are invasive and often require patient restraint. This type of treatment dehumanizes patients and can cause trauma that could have long-term impact on the individual. Furthermore, these treatments include a black box warning for use in elderly patients.

While sublingual tablet formulations utilizing antipsychotics have been developed, these sublingual formulations have long half-lives (21-24 hours) and significant side effects when given either acutely or chronically. Oral agents such as benzodiazepines are also used but have a slow onset of action and are consequently not effective in the acute treatment of agitation. Side effects of these agents include sedation, amnesia, confusion, and a paradoxical response. They can intensify cognitive slowing, cause dependence, and can contribute to an increased risk of falls and fractures. In addition, long-term use of benzodiazepines has been found to be habit-forming and can cause addiction. Non-adherence with oral agents can also be problematic as patients may attempt to spit out these medications. We believe that based on the current method of administration of oral medicine for agitation, the orally-dissolving, mucoadhesive thin film offers compliance advantages as it will prevent patients from avoiding treatment.

There is precedent for FDA approval of a non-invasive therapy for the acute treatment of agitation. In 2012, Adasuve, an inhaled version of the antipsychotic loxapine, became the first approved non-invasive acute treatment for agitation in patients with schizophrenia and bipolar 1 disorder. The use of Adasuve has been limited due to a risk management program and the risk of bronchospasm. Adasuve also has a high incidence of side effects. Upon launch, Adasuve was priced at $145 per dose.

The sublingual or buccal route of administration is an accepted alternative to oral administration of drug delivery to the central nervous system, or CNS, when rapid onset or more controlled delivery is required. Currently, there are six products that are approved for thin-film administration. For example, BioDelivery Sciences International, Inc., a commercial-stage specialty pharmaceutical company dedicated to patients living with chronic conditions, has developed a buccal film formulation of buprenorphine for chronic pain management and buprenorphine and naloxone for opioid dependence. We have developed BXCL501 as a differentiated sublingual thin film dosage form of Dex, which we believe, if approved, may offer benefits such as ease of use and quick absorption for rapid therapeutic effects.

Mechanism of Action: α2a Adrenergic Receptor and NE Role in Acute Agitation

BXCL501 is designed to be easily administered and to have a rapid onset of action. We believe that BXCL501, with its differentiated pharmacology and ease of administration, if approved, could potentially be a first-in-class, non-invasive acute treatment for agitation that can be rapidly administered by physicians and caregivers. Dex is approved in the United States for the sedation of initially intubated and mechanically ventilated patients during treatment in the Intensive Care Unit, or ICU. It is also used in the intensive care setting for sedation of non-intubated patients prior to and/or during surgical and other invasive procedures. Dex, launched in the United States as Precedex in 1999, is a selective α2a adrenergic receptor agonist that has a strong safety record and has been studied in over 130 clinical trials to date. It has also been launched in the European Union and multiple other countries under the trade name Dexdor as a sedative for intensive care patients. Dex gained approval by the European Medicines Agency, or EMA, for sedation of adult ICU patients (requiring a sedation level no deeper than arousal in response to verbal stimulation). It has been used to prevent or treat hyperactive delirium resulting from anesthesia in the ICU. Given these uses of the IV formulation of Dex, we believe Dex formulated in a sublingual thin film will allow for ease of administration in settings where rapid acute treatment of agitation is needed.

Phase 1 IV Dexmedetomidine Studies

Throughout 2018 and 2019 we completed four clinical trials and announced the results from several proof-of-concept Phase 1 studies of intravenous, or IV, Dex for acute treatment of agitation.

●	Data from our four IV Dex studies in healthy volunteers, schizophrenia patients, SDAT patients, and opioid withdrawal patients was used to determine the optimal dose of BXCL501.

The goal of the healthy volunteer studies, which was met, was to achieve mild sedation without any clinically meaningful cardiovascular side effects. The IV formulation of Dex achieved mild sedation or a RASS score of -1 in patients at a Dex exposure level without producing any clinically meaningful effects on blood pressure and/or heart rate. This activity was evident in eleven (11) out of twelve (12) subjects on the IV formulation of Dex and occurred within thirty minutes of starting the dose, which produced the desired effect. In contrast, mild sedation was observed in only 1 out of 4 individuals on placebo. The mild sedative effects of the IV formulation of Dex persisted for ninety to one hundred and twenty minutes, a clinically relevant duration. The study also found that the IV formulation of Dex was well tolerated, and the results supported further clinical evaluation of dexmedetomidine in acute treatment of agitation resulting from neuropsychiatric disorders including schizophrenia and Senile Dementia of the Alzheimer’s Type, or SDAT.

●	In November 2018, we announced positive results from a Phase 1b study evaluating IV Dex for acute treatment of agitation in patients suffering from schizophrenia. The trial met its primary endpoint by identifying a safe dose of IV Dex that produced a mild arousable sedation, defined by a RASS score of -1. The study enrolled a total of fourteen (14) patients. Ten (10) patients in the treatment arm received IV Dex therapy, while four (4) patients received placebo. Dose escalation was performed by infusing 0.2 to 0.6 mcg/kg/hr of the IV formulation of Dex over a period of thirty minutes. The dose range in this study was consistent with the range used in the healthy volunteer study.

The study demonstrated that nine out of ten patients in the treatment arm achieved a RASS score of -1, while no patients in the placebo arm experienced meaningful sedation. Additionally, the drug was well tolerated without any clinically meaningful adverse effects on blood pressure and/or heart rate. As a secondary endpoint, nine out of ten patients in the treatment arm had agitation reduced to a minimum as measured by a Positive and Negative Symptom Scale - Excitatory Component, or PEC, score of 7 or below in contrast with 0 out of 4 of the placebo patients. PEC is a five item scale that measures symptoms of agitation with each item rated from 1-Absent to 7-Extreme.

●	In January 2019, we announced positive results from a Phase 1 study evaluating IV Dex for acute treatment of agitation in patients suffering from SDAT. The SDAT trial met its primary endpoint by identifying a well-tolerated dose of IV Dex that produced a mild arousable sedation, defined by a RASS of -1.

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

●	In February 2019, we announced positive proof of concept data from a Phase 1b study of IV Dex in patients suffering from opioid withdrawal symptoms. The study provided evidence supporting further evaluation of BXCL501’s selective alpha-2a adrenergic receptor mechanism application in opioid withdrawal symptoms, in addition to acute treatment of agitation in schizophrenia, bipolar disorder and dementia.

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

BXCL501 Clinical Trials

SERENITY I and SERENITY II

In July 2020, we announced topline results from the SERENITY I and II pivotal trials, which showed that treatment with BXCL501 was well-tolerated and resulted in clinically meaningful reductions in agitation in schizophrenia and bipolar disorder 1 and 2 patients. In October 2020, we held a pre-New Drug Application (“NDA”) meeting with the U.S. Food and Drug Administration (“FDA”) to discuss the content and format of our anticipated NDA submission. The FDA also agreed to a rolling review of our NDA, allowing us to submit completed sections of the application early. On March 5, 2021, we completed the rolling submission of our NDA to the FDA. The FDA has a 60-day filing review period to determine whether the NDA is complete and acceptable for filing.

TRANQUILITY

In January 2021, we announced topline results from the TRANQUILITY trial, a phase 1b/2 randomized, placebo-controlled, adaptive ascending dose-finding study that enrolled 54 patients with agitation related to dementia. Patients received BXCL501 at either 30mcg (n=16), 60mcg (n=20), 90mcg (n=4) or placebo (n=14). Overall, BXCL501 was well tolerated and demonstrated statistically significant, clinically meaningful, rapid, and durable reductions in agitation with the 60 mcg dose as measured by multiple scales.

The trial’s primary endpoint was to evaluate safety and tolerability. During the study, BXCL501 was well-tolerated and no severe or serious adverse events were reported. The most common adverse event was somnolence characterized as either mild (55% for 60 mcg, 50% for 30 mcg and 7.1% for placebo) or moderate (5% for 60 mcg and 0% for both 30 mcg and placebo), followed by hypotension (10%, 0%, 0%), orthostatic hypotension (5%, 6.3%, 0%) and dizziness (5%, 6.3% and 0%). There were no reported cases of syncope or falls in any of the patients studied. Higher exposure levels of BXCL501 were observed in this elderly patient population compared to earlier trials.

The trial met its secondary efficacy endpoints with the 60 mcg dose compared to placebo in all three agitation scales: the PEC; the Pittsburg Agitation Scale, or PAS, and the Modified Cohen -Mansfield Inventory, or Mod-CMAI. Treatment with BXCL501 demonstrated statistically significant and clinically meaningful reductions in total scores at two hours post-dosing (PEC p=0.0011; PAS p<0.0001; Mod-CMAI p<0.001; PEC response rate = 70%), numerical separation from placebo in PEC total score as early as 30 minutes with statistically significant reductions on both PEC and PAS at 60 minutes lasting 8 hours after treatment.

Additional statistically significant reductions with the 60 mcg dose compared to placebo at the 2 hours post-dosing were observed with the Agitation and Calmness Scale (ACES p=0.0006) and Clinical Global Impression-Improvement Scale (CGI p<0.0001, 90% responder rate).

The 30 mcg dose cohort showed numerical improvements across all scales.

On March 3, 2021, we announced that following a routine quality control review of the Company’s TRANQUILITY study data, the Company discovered that two patients were mis-categorized within the 30 mcg cohort at the clinical site. After moving the two patients into their appropriate placebo and 30 mcg groups, the data from the 30 mcg cohort were re-analyzed, resulting in the 30 mcg dose crossing over to statistical significance at the two hour time point, as measured by PEC: p=0.0149; PAS: p=0.0195; and Mod-CMAI: p=0.0364.

The Company also announced that it has initiated a 46 patient (1:1 randomization) multicenter, placebo-controlled TRANQUILITY expansion study investigating a 40 mcg dose cohort of BXCL501. PK/PD modeling of BXCL501 data from the TRANQUILITY trial was supportive of evaluating the efficacy of a 40 mcg dose. Results are expected to provide additional insights to support the Company’s clinical development strategy directed at all segments of the dementia market.

With the positive results from TRANQUILITY, we have been advancing the BXCL 501 dementia clinical program in close consultation with the FDA.

An end of Phase 2 meeting has been scheduled with the FDA in the second quarter of 2021, following which the Company plans to finalize study design, dosing, and endpoints for its pivotal Phase 3 program, which is expected to begin in the second half of 2021.

RELEASE

In August 2020, we announced that the third dose cohort (90 mcg twice a day, 12 hours apart). was enrolling in the RELEASE trial. This is a multicenter, randomized, double-blind, placebo-controlled, ascending dose Phase 1b/2 trial designed to evaluate the safety, pharmacokinetics, tolerability, and efficacy of BXCL501 in patients experiencing symptoms of opioid withdrawal. We expect to report topline results from the study in the first quarter of 2021.

PLACIDITY

In October 2020, we announced that we had received authorization to proceed under our IND Application from the FDA for treatment of patients with agitation associated with delirium in intensive care units, including patients with COVID-19 and on February 25, 2021, we announced the initiation of the Phase 2 PLACIDITY trial of BXCL501. This program is intended to provide a potential synergy with the medical and commercial infrastructure being developed to support our first two indications.

The PLACIDITY trial is a multicenter, randomized, double-blind, placebo-controlled, ascending dose-finding, adaptive Phase 2 study designed to evaluate the safety, efficacy, and pharmacokinetics of BXCL501 in intensive care unit adult patients experiencing delirium related agitation, including COVID-19 patients. Approximately 20 patients will be randomized into each sequential ascending dose cohort of BXCL501 (starting doses of 120 ug, 180 ug, 240 ug, or 300 ug), or matching placebos to determine an optimal starting dose that could effectively and safely reduce agitation. Elderly delirium patients (65 years or older) in these cohorts will receive half the dose. The primary endpoint is the reduction in agitation measured by at least a 2-point drop in the Richmond Agitation Sedation Scale (“RASS”) at two hours post BXCL501 administration. The secondary endpoint is the earliest time at which a 2-point drop is seen in RASS after BXCL501 administration. An exploratory endpoint of this trial will be to determine the overall clinical improvement after drug administration using the Clinical Global Impression – Improvement Scale (“CGI-I”). Topline data is expected in the first quarter of 2022.

Agitation associated with delirium is a serious condition that affects patients in many hospital settings: ICUs, surgical & medical wards, and emergency departments. Currently, there are no FDA-approved medications for delirium or agitation associated with delirium.

BioXcel and its collaborators, the VA Connecticut Healthcare System and the Yale University Medical School, were awarded a grant by the U.S. Department of Defense’s (“DOD”) Congressionally Directed Medical Research Programs (“CDMRP”) to evaluate BXCL501 in patients suffering from post-traumatic stress disorder (“PTSD”) related to alcohol and substance abuse disorder (“ASUD”). This will be the first time the Company is investigating BXCL501 as a potential chronic treatment.

Additional Opportunities

We are also continuing our development of BXCL501, exploring this candidate as a potential treatment option for chronic agitation associated with dementia. We are also developing a single-use intramuscular injection for patients with severe agitation (non-cooperative).

Relative Bioavailability Study

In the third quarter of 2020, we analyzed the data from a cross-over study in healthy volunteers comparing the bioavailability of BXCL501 administered sublingually with the film placed drug-side down under the tongue, compared to the film placed drug-side up under the tongue, and administered buccally (placed between the lower lip and gum). Results of this study showed that:

●	consistent with previously reported data, BXCL501 was rapidly absorbed into the systemic circulation following drug side down or drug side up sublingual administration or buccal administration of the BXCL501 film;
●	administering BXCL501 sublingually was shown to be bioequivalent to administering BXCL501 buccally;
●	administering BXCL501 with the drug side up under the tongue was shown to be bioequivalent to administering BXCL501 drug side down under the tongue; and
●	subjects were able to drink water starting at 15 minutes following sublingual BXCL501 administration without affecting bioavailability in the subject.

Other Neuropsychiatric /Neurodegenerative Indications

Given the differentiated design features of BXCL501 and its selective mechanism of action, we believe that BXCL501 has the potential for broad applicability across several indications where agitation is a symptom of a condition or underlying disease. There are additional neurological and psychiatric disorders where agitation is a symptom that requires treatment.

We are also exploring the potential of BXCL501 in Depression Related Agitation, Anxiety Disorders and Traumatic Brain Injury.

BXCL701, DPP 8/9 and FAP Inhibitor for the Treatment of NEPC

BXCL701

BXCL701 is a potential first-in-class, oral, small-molecule immunomodulator designed to stimulate both the innate and acquired immune systems by inhibiting DPP 8/9. DPP 8/9 behave as "checkpoints" of the innate immune system. We believe that BXCL701, if successfully developed and approved, may establish a differentiated immuno-oncology platform by modulating multiple steps in the cancer immunity cycle and, when combined with checkpoint inhibitors and/or immune activating agents, may be able to convert immuno-resistant tumors to immuno-sensitive tumors (“cold” to “hot” tumors).

Clinically, BXCL701 has been evaluated in more than 700 healthy subjects and cancer patients across multiple clinical trials, which provided evidence regarding tolerability, proof of mechanism, and single agent anti-tumor activity. In the latter case, single agent activity was seen in melanoma patients, an immune sensitive tumor. While providing evidence regarding the safety profile of the drug, these clinical studies also identified a maximum tolerated and recommended Phase 2 dose to use in future clinical trials.

BXCL701 is in development for the treatment of Castrate Resistant Prostate Cancer, including the highly aggressive Neuro-endocrine variant NEPC, a segment of prostate cancer patients that have progressed on second generation androgen inhibitors (Zytiga and Xtandi). Approximately one in four patients treated with Zytiga and Xtandi are expected to develop NEPC based on current clinical literature. The combined global sales of Zytiga and Xtandi, which are only approved for prostate cancer treatment, were over $7 billion in 2018, and we believe such sales number gives a perspective of the potential market for BXCL701 in this indication. Additionally, generic alternatives for Zytiga became available in the U.S. market in 2019, and we, therefore, expect the number of patients with access to androgen inhibitor therapy to increase.

Prostate Cancer Overview and Market Opportunity

Prostate cancer is the most common malignancy and is the second leading cause of cancer death in men in the United States. In 2016, there were an estimated 3 million men with prostate cancer in the United States. According to estimates from Surveillance, Epidemiology and End Results Program, SEER, more than 174,000 men are expected to be diagnosed and more than 31,000 men were expected to die from prostate cancer in 2019. While the five-year survival rate of local and regional prostate cancer is almost 100%, more aggressive forms of the disease such as metastatic prostate cancer have a five-year survival rate of approximately 30%. These aggressive forms of prostate cancer can initially be treated with androgen deprivation therapy, or ADT. However, almost all patients experience a recurrence in tumor growth, which results in the patient having castrate resistant prostate cancer, or CRPC. An estimated 180,000 men in the United States are eligible for treatment with the second-generation anti-androgen drugs Zytiga and Xtandi. These drugs have widely become the standard of care and generated combined worldwide sales of over $7 billion in 2018.

Unfortunately, virtually all the patients who respond to Zytiga and Xtandi are expected to progress to even more aggressive forms of prostate cancer requiring further treatment. About one in four of the progressing patients will develop very aggressive, androgen receptor, or AR-independent tumors, or NEPC, for which there is no effective treatment based on information in an article published in the Journal of the National Comprehensive Cancer Network in 2014 by Agarwal et. al. and an article published by Journal of Clinical Oncology in 2014 by Wang et. al. NEPC specifically displays neuroendocrine differentiation, either pathologically with the presence of the typical neuroendocrine small cells, or molecularly by expressing neuroendocrine markers.

Large market Opportunity: NEPC
U.S. Prostate Cancer Patient Population	~3,000,000
Patients Eligible for Treatment with ADT	~180,000 (6%)
Patients progressing to NEPC	~20,000

Limitations of Current Treatments for CRPC

Despite demonstrated benefit of immunotherapies targeting PD-1—such as pembrolizumab—on clinical outcomes in many solid tumors, mCRPC remains largely resistant to such therapies with single-agent response rates of around 6%. Further exploration has been focused on combination therapies.

There is no approved therapy for NEPC. NEPC patients are treated off-label with cytotoxic chemotherapies, such as platinum-based regimens. These treatments have poor efficacy due to their short duration of response and substantial toxicity. While the immuno-oncology field has made several advances in the treatment of solid tumors, several trials of immuno-oncology agents in patients with prostate cancer, and specifically NEPC, have shown limited or no anti-tumor activity.

BXCL701’s potential immunomodulatory mechanism of action may manipulate the tumor micro-environment in such a way to convert a “cold” tumor environment into an inflamed “hot” environment so that prostate cancer can overcome resistance to immunotherapy.

BXCL701 Immuno-Oncology Program

BXCL701 Clinical Trials

BXCL701 is currently being evaluated in two combination therapy clinical trials:

In April 2020, we announced the initiation of the Phase 2 efficacy portion of the Phase 1b/2 trial evaluating BXCL701 in combination with KEYTRUDA® (pembrolizumab, a PD-1 inhibitor) for NEPC. The Phase 1b safety assessment of BXCL701 identified a split dose totaling 0.6 mg per day as the recommended dose when used in combination with KEYTRUDA. In addition to the efficacy cohort in NEPC patients, in August 2020, we opened a separate cohort for CRPC patients who have failed taxane-based chemotherapy and up to two lines of second-generation androgen pathway blockers. The Phase 1b portion of this trial was presented at the Society for Immunotherapy of Cancer’s, or SITC’s, 35th Anniversary Annual Meeting in 2020, and an efficacy update was recently presented at the ASCO Genitourinary Symposium in February 2021. Topline results from the trial are expected in mid-2021.

The MD Anderson-led Phase 2 open-label basket trial is designed to evaluate the response rate of orally administered BXCL701, combined with KEYTRUDA, in two arms: Arm A is enrolling checkpoint naïve patients (where checkpoint therapy is indicated: “hot tumors”); and Arm B is enrolling patients who have progressed following checkpoint therapy alone. As of August 2020, the efficacy bar had been met for both arms, allowing the trial to advance to completion. Preliminary data were recently presented at the SITC’s, 35th Anniversary Annual Meeting. Topline results from the trial are expected in mid-2021.

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

Other Immuno-oncology Indications

In addition to CRPC and CPI-refractory tumors, we plan to leverage our existing preclinical and clinical data to identify other cancer types with high unmet medical need that we believe would benefit from BXCL701’s novel potential mechanism of action. We are prioritizing indications where the immuno-suppressive microenvironment is driven by the potential molecular and cellular targets of BXCL701 and where the single agent activity of approved immune checkpoint inhibitors is limited. On September 4, 2019, we announced that the FDA granted Orphan Drug Designation for BXCL701 for the treatment of acute myeloid leukemia, and on January 26, 2021, BXCL701 received Orphan Drug Designation for the treatment of Soft Tissue Sarcoma.

In addition, we believe BXCL701, if successfully developed and approved, may provide a platform for combination with immunotherapy modalities that go beyond the currently approved immune checkpoint agents that target the PD-1/PD-L1 axis. Following our proof-of-concept trials, we plan to conduct clinical trials covering a broad range of additional combinations with other immunotherapy agents, including:

●	immune checkpoint inhibitors (other than PD-1/PD-L1);
●	cellular therapies (CAR-T and chimeric antigen receptor natural killer cells);

●	therapeutic vaccines; and
●	ADCC driven monoclonal antibodies.

Other Product Candidates

Neuroscience Program

We are targeting neuroscience disorders where there is a high unmet medical need, and therefore, a requirement for symptom management is a priority (such as agitation and symptoms resulting from stress-related behaviors) as well for transformative care for monogenic rare CNS disorders.

For symptomatic approaches, our neuroscience program is developing product candidates with a focus on treating symptoms for various neurological and psychiatric disorders. This entails re-innovating existing agents through formulation changes and deuteration. The utilization of EvolverAI has identified several monogenic diseases with available animal models across rare neuroscience diseases. We utilize proprietary algorithms to identify associated mechanisms with existing pharmacology to test whether these agents can improve the disease profile in the animal model either through disease modification or symptomatic manner. The agents identified must be those that we believe are Phase 2 ready with a potential for a short, cost-effective development plan (four to five years to potential NDA submission).

Immuno-oncology Program

Our immuno-oncology program is based on utilizing a comprehensive map of all known relationships that link immuno-evasion and immuno-activation pathways and targets with thousands of pharmacological agents and tumor indications. This comprehensive map has permitted us to select a potential pipeline of candidates based on our ability to alter the tumor micro-environment and the potential to address relevant unmet medical needs for various tumor types.

Finally, we continually leverage the artificial intelligence platform owned by our parent to select and prioritize additional development opportunities to expand the current portfolio and broaden the addressable market for our lead programs through the identification of new indications. This includes exploring additional combination therapy approaches to expand BXCL701’s target indications beyond NEPC and pancreatic cancer.

Competition

The pharmaceutical and biotechnology industries are characterized by rapidly advancing technologies, intense competition, and a strong emphasis on proprietary products. The immuno-oncology, neuroscience, and rare disease segments of the industry in particular are highly competitive. While we believe that our technology, development experience and scientific knowledge provide competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical, and biotechnology companies, academic institutions and governmental agencies, and public and private research institutions.

Many of our competitors may have significantly greater financial resources, and expertise in research and development, manufacturing, preclinical studies, conducting clinical trials, obtaining regulatory approvals, and marketing approved medicines than we do. Mergers and acquisitions in the pharmaceutical, biotechnology, and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and in establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to or necessary for our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

The key competitive factors affecting the success of all of our product candidates, if approved, are likely to be their efficacy, safety, convenience, price, the effectiveness of companion diagnostics in guiding the use of related therapeutics, if any, the level of generic competition and the availability of reimbursement from government and other third-party payors.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize medicines that are safer, are more effective, have fewer or less severe side effects, are more convenient or are less expensive than any medicines we may develop. Our competitors also may obtain FDA or other regulatory approval for their medicines more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic medicines. There are many generic medicines currently on the market for certain of the indications that we are pursuing, and additional generics are expected to become available over the coming years. If our therapeutic product candidates are approved, we expect that they will be priced at a significant premium over competitive generic medicines.

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

Neurological and Psychiatric Disorders

Drugs used for the acute treatment of agitation related to schizophrenia and bipolar disorder are antipsychotics frequently administered via IM injection which typically requires patient restraint. These include IM aripiprazole, olanzapine, ziprasidone and haloperidol. Oral products include the sublingually administered atypical antipsychotic asenapine as well as the benzodiazepines, lorazepam and midazolam. The typical antipsychotic Adasuve (loxapine) from Alexza is delivered via inhalation.

Immuno-oncology

The immuno-oncology field is characterized by the rapid evolution of technologies and products and by fierce competition based on the development of compounds, often with similar mechanisms of action. Clinical development plans are further compounded by the possibility of overlapping intellectual property. A wide variety of commercial players, large pharmaceutical companies, established and emerging biotechnology companies, and several not-for-profit entities are actively developing potentially competitive products in immuno-oncology and in our lead indications.

While we believe our product candidates, technology, knowledge, and experience provide us with competitive advantages, we face competition from established and emerging pharmaceutical and biotechnology companies. Such companies include:

●	Major pharmaceutical companies developing multiple immuno-oncology agents: AstraZeneca PLC, Bristol-Myers Squibb Company, Celgene Corporation, Merck & Co., Inc., Novartis AG, Pfizer Inc., Roche Holding Ltd., and Sanofi SA.
●	Companies developing agents aimed at stimulating the immune response: AdaptImmune LLC, Idera Pharmaceuticals, Inc., Immune Design Corp., NewLink Genetic Corporation, Advaxis, Inc., Argos Therapeutics, Inc., Biovest International, Inc., ImmunoCellular Therapeutics, Ltd., Immune Design, Inc., Inovio Pharmaceuticals, Inc., Intrexon Corporation and Northwest Biotherapeutics, Inc.
●	Companies developing cell-based immunotherapy approaches: Intrexon Corporation, Juno Therapeutics, Inc., Kite Pharma, Inc. (acquired by Gilead Sciences, Inc.), Novartis AG and Pfizer Inc.

Manufacturing

We do not have manufacturing facilities. We currently rely on strategic manufacturing partners and expect to continue to rely on third parties for the manufacture of our product candidates for clinical research as well as for eventual, possible commercial manufacturing.

For the supply of drug substance and drug product for our BXCL501 clinical program, we have secured manufacturing partners. We have completed the manufacture of phase III clinical supply and registration batches of our proprietary, sublingual thin film product.

We produce clinical drug product for BXCL701 under exclusivity with the original manufacturers of the active pharmaceutical ingredient, or API, and drug product tablets, respectively.

Manufacturing partners used for both programs currently manufacture commercial products, and we consider them to be suitable for commercial supply for our programs, if approved.

Commercialization

We plan to retain our worldwide commercialization rights for some of our key product candidates, while for other product candidates we might consider collaboration opportunities to maximize returns.

While as a Company we have no experience in commercializing products, we intend to build our own commercialization organization and capabilities over time. We are considering partnerships, joint ventures, and a variety of business partnerships for the Japanese and European Markets. We currently plan to retain US rights and have begun to lay the groundwork for commercialization efforts. When appropriate, we will decide whether to build a sales force to manage commercialization for these product candidates on our own or in combination with a larger pharmaceutical partner to maximize patient coverage in the United States as well as to support global expansion, especially as our programs have a substantial opportunity for additional follow-up indications alone or in combinations.

As product candidates advance through our pipeline, our commercial plans may change. Clinical data, the size of the development programs, the size of the target market, the size of a commercial infrastructure, and manufacturing needs may all influence our United States, European Union, and rest-of-world strategies.

Intellectual Property

Our policy is to protect and enhance the proprietary technologies, inventions, and improvements that are commercially important to our business by filing patent applications in the United States and other jurisdictions related to our proprietary technology, inventions, improvements, and product candidates. We also rely on trademarks, trade secrets, and know-how relating to our proprietary technologies and product candidates, continuing innovation, and in-licensing technology and products. This reliance is expected to develop, strengthen, and maintain our proprietary position for novel therapeutics and novel formulations of existing therapeutics across multiple therapeutic areas. We also plan to rely on data exclusivity, market exclusivity, and patent term extensions when available.

Patent Portfolio

As of March 10, 2021, our patent portfolio included 6 Patent Cooperation Treaty, or PCT, applications, 8 U.S. utility applications, 1 issued U.S. utility patent, 16 U.S. provisional patent applications, 62 pending non-U.S. applications, 5 allowed or granted non-U.S. patents, 2 design patent applications, one of which is a U.S. design application, and 33 allowed or registered design patents.  U.S. Pat. No. 10,792,246, directed to our proprietary sublingual thin-film formulation of Dex, was issued on October 6, 2020 and has a term that is set to expire no earlier than 2039. We plan to list the U.S. patent in the FDA's Approved Drug Products with Therapeutic Equivalence Evaluations, or Orange Book. We have filed applications in the core patent family protecting BXCL501 in the United States, Taiwan, and other major markets. We expect that patents issuing from these applications, if any, will expire no earlier than 2039. We have also filed applications in additional patent families that are relevant to BXCL501.  We have applications pending in the

United States, Europe and Japan directed to methods of treating insomnia using sublingual Dex. We expect that patents issuing from these applications, if any, will expire no earlier than 2035. We also have applications filed in fifteen countries, including the United States, Europe, Japan, and China, directed to methods of treating agitation.  We expect that patents issuing from these applications, if any, will expire no earlier than 2037. We have one U.S. application and one European application directed to intravenous administration of Dex. We expect that patents issuing from these applications, if any, will expire no earlier than 2039. We continue to file new applications on an ongoing basis, including provisional applications directed to treating mania and dementia. If patents issue from those cases, we expect them to expire no earlier than 2041 and 2042, respectively.

We have multiple patent families filed to protect our BXCL701 program, including our core patent family directed to methods of using BXCL701 with immune checkpoint inhibitors, which is filed in the United States and fourteen other countries. Any patents issuing from that family should expire no earlier than 2036. We have a PCT application directed to combination therapies using BXCL701 with immune checkpoint inhibitors and approaches for modifying T-cell activity. We expect any patents issuing from this family to expire no earlier than 2038. Additional PCT and ex-US applications are directed to administering BXCL701 in combinations with various other molecules and dosing regimens. We expect that patents issuing from these applications, if any, will expire no earlier than 2039. Finally, we have multiple provisional applications directed to various dosing regimens and combination therapies.  Any patents issuing from those applications are expected to expire between 2039 and 2041 at the earliest.

The term of individual patents depends upon the legal term for patents in the countries in which they are obtained. In most countries, including the United States, the patent term is 20 years from the earliest filing date of a non-provisional patent application. Depending upon the timing, duration, and specifics of FDA approval of our product candidates, a United States patent we own or license may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent restoration term of up to five years as compensation for patent term lost during product development and the drug approval regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND, and the submission date of a NDA, plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension, and the application for extension must be made prior to the expiration of the patent. The United States Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we intend to apply for restorations of patent term for some of our currently owned or licensed patents to add patent life beyond their current expiration date, depending on the expected length of clinical trials and other factors involved in the submission of the relevant NDA.

The patent positions of companies such as ours are generally uncertain and involve complex legal and factual questions. No consistent policy regarding the scope of claims allowable in patents in the field of method of use patents or reformulation patents has emerged in the United States. The relevant patent laws and their interpretation outside of the United States are also uncertain. Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our technology or product candidates and enforce the patent rights that we license, and also could affect the value of such intellectual property. In particular, our ability to stop third parties from making, using, selling, offering to sell, or importing products that infringe our intellectual property will depend in part on our success in obtaining and enforcing patent claims that cover our technology, inventions, and improvements. With respect to both licensed and company owned intellectual property, we cannot guarantee that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications we may file in the future, nor can we be sure that any patents that may be granted to us in the future will be commercially useful in protecting our products, the methods of use, or the manufacture of those products. Patent and other intellectual property rights in the pharmaceutical and biotechnology space are evolving and involve many risks and uncertainties. For example, third parties may have blocking patents that could be used to prevent us from commercializing our product candidates and practicing our proprietary technology, and the issued patents that we in-license and those that may issue in the future may be challenged, invalidated, or circumvented, which could limit our ability to stop competitors from marketing related products or could limit the term of patent protection that otherwise may exist for our product candidates. In addition, the scope of the rights granted under any issued patents may not provide us with protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies that are outside the scope of the rights granted under any issued patents that we own or exclusively in license. For these reasons, we may face competition with respect to our product candidates. Moreover, because of the extensive time required for development, testing, and regulatory review of a potential product, it is possible that, before any particular product candidate can be commercialized, any patent protection for such product may expire or remain in force for only a short period following commercialization, thereby reducing the commercial advantage the patent provides.

Our Relationship with BioXcel LLC

We are currently a 37% owned subsidiary of BioXcel, and our pipeline compounds have been identified by applying BioXcel's R&D engine, EvolverAI, for drug re-innovation.

We entered into the Amended and Restated Asset Contribution Agreement, pursuant to which BioXcel agreed to contribute BioXcel’s rights, title and interest in BXCL501, BXCL701, BXCL502 and BXCL702, and all of the assets and liabilities associated in consideration for (i) 9,480,000 shares of our common stock, (ii) $1 million upon completion of an initial public offering, (iii) $500,000 upon the later of the 12 month anniversary of an initial public offering and the first dosing of a patient in the bridging bioavailability/ bioequivalence study for the BXCL501 program, (iv) $500,000 upon the later of the 12 month anniversary of an initial public offering and the first dosing of a patient in the Phase 2 proof of concept open-label monotherapy or combination trial with Keytruda for the BXCL701 program and (v) a one-time payment of $5 million within 60 days after the achievement of $50 million in cumulative net sales of any product or combination of products resulting from the development and commercialization of any one of the Candidates or a product derived therefrom. Upon completion of our IPO in March 2018, $1 million was charged to Research and Development costs in connection with (ii) above and was paid on April 5, 2018. We paid $500,000 to BioXcel in connection with (iii) above in April 2019. In July 2019, we completed the first dosing of a patient in the combination trial of BXCL701 with Keytruda, and as a result we paid $500,000 to BioXcel in connection with (iv) above in July 2019.

We entered into a Separation and Shared Services Agreement with BioXcel that took effect on June 30, 2017, as amended and restated thereafter, or the Services Agreement, pursuant to which services provided by BioXcel through its subsidiaries in India and the United States will continue indefinitely, as agreed upon by the parties. These services are primarily for drug discovery, chemical, manufacturing and controls cost and general and administrative support. Service charges recorded under this agreement were $1.3 million and $862,000 for the years ended December 31, 2020 and 2019, respectively.

Under the Services Agreement, the Company has an option, exercisable until March 12, 2023, to enter into a collaborative services agreement with BioXcel pursuant to which BioXcel shall perform product identification and related services for us utilizing EvolverAI. The parties are obligated to negotiate the collaborative services agreement in good faith and to incorporate reasonable market-based terms, including consideration for BioXcel reflecting a low, single-digit royalty on net sales and reasonable development and commercialization milestone payments, provided that (i) development milestones shall not exceed $10 million in the aggregate and not be payable prior to proof of concept in humans and (ii) commercialization milestones shall be based on reaching annual net sales levels, be limited to 3% of the applicable net sales level, and not exceed $30 million in the aggregate. BioXcel shall continue to make such product identification and related services available to us until at least September 30, 2024.

We paid $9 million in February 2020 for the purchase and subsequent cancellation of 300,000 shares owned by BioXcel, which is more fully discussed in Note 5 to the financial statements included elsewhere in this Annual Report on Form 10-K.

Government Regulation

Government Regulation and Product Approval

Government authorities in the United States, at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, marketing and export and import of drug products. A new drug must be approved by the FDA through the NDA process before it may be legally marketed in the United States. We, along with any third-party contractors, will be required to navigate the various preclinical, clinical and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval of our products and product candidates. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

U.S. Drug Development Process

In the United States, the FDA regulates drugs under the federal Food, Drug, and Cosmetic Act (“FDCA”), and its implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. The process required by the FDA before a drug may be marketed in the United States generally involves the following:

●	completion of preclinical laboratory tests, animal studies and formulation studies in accordance with FDA’s Good Laboratory Practice requirements and other applicable regulations;

●	submission to the FDA of an IND which must become effective before human clinical trials may begin;

●	approval by an independent Institutional Review Board (“IRB”), or ethics committee at each clinical site before each trial may be initiated;

●	performance of adequate and well-controlled human clinical trials in accordance with good clinical practices (“GCPs”), to establish the safety and efficacy of the proposed drug for its intended use;

●	preparation of and submission to the FDA of an NDA after completion of all pivotal trials;

●	a determination by the FDA within 60 days of its receipt of an NDA to file the application for review

●	satisfactory completion of an FDA advisory committee review, if applicable;

●	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current Good Manufacturing Practice (“cGMP”) requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity, and of selected clinical investigation sites to assess compliance with GCPs; and

●	FDA review and approval of the NDA to permit commercial marketing of the product for particular indications for use in the United States.

Prior to beginning the first clinical trial with a product candidate in the United States, a sponsor must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical studies. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology, and pharmacodynamic characteristics of the product; chemistry, manufacturing, and controls information; and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. Furthermore, an independent IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site and must monitor the study until completed. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. Depending on its charter, this group may determine whether a trial may move forward at designated check points based on access to certain data from the trial. The FDA or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•	Phase 1: The product candidate is initially introduced into healthy human subjects or patients with the target disease or condition. These studies are designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness.

•	Phase 2: The product candidate is administered to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.

•	Phase 3: The product candidate is administered to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval.

In some cases, the FDA may require, or companies may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. These so-called Phase 4 studies, may be conducted after initial marketing approval, and may be used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA.

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

In addition, during the development of a new drug, sponsors are given opportunities to meet with the FDA at certain points. These points may be prior to submission of an IND, at the end of Phase 2, and before an NDA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor and the FDA to reach agreement on the next phase of development. Sponsors typically use the meetings at the end of the Phase 2 trial to discuss Phase 2 clinical results and present plans for the pivotal Phase 3 clinical trials that they believe will support approval of the new drug.

U.S. Review and Approval Process

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, preclinical and other non-clinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product. Data can come from company-sponsored clinical studies intended to test the safety and effectiveness of a use of the product, or from a number of alternative sources, including studies initiated by independent investigators. The submission of an NDA is subject to the payment of substantial user fees; a waiver of such fees may be obtained under certain limited circumstances. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once filed, the FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity. Under the Prescription Drug User Fee Act (“PDUFA”), guidelines that are currently in effect, the FDA has a goal of ten months from the filing date to complete a standard review of an NDA for a drug that is a new molecular entity, and of ten months from the date of NDA receipt to complete a standard review of an NDA for a drug that is not a new molecular entity.

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

Before approving an NDA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP and adequate to assure consistent production of the product within required specifications. Additionally, before approving a NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCPs. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

After the FDA evaluates an NDA and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter or a Complete Response Letter (“CRL). An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A CRL will describe all of the deficiencies that the FDA has identified in the NDA, except that where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the CRL without first conducting required inspections and/or reviewing proposed labeling. In issuing the CRL, the FDA may recommend actions that the applicant might take to place the NDA in condition for approval, including requests for additional information or clarification. The FDA may delay or refuse approval of an NDA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product.

If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the NDA with a Risk Evaluation and Mitigation Strategy (“REMS”) to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a medicine and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. The FDA may also require one or more Phase 4 post- market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization and may limit further marketing of the product based on the results of these post-marketing studies.

In addition, the Pediatric Research Equity Act (“PREA”), requires a sponsor to conduct pediatric clinical trials for most drugs, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under PREA, original NDAs and supplements must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must evaluate the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor or FDA may request a deferral of pediatric clinical trials for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug is ready for approval for use in adults before pediatric clinical trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric clinical trials begin. The FDA must send a non-compliance letter to any sponsor that fails to submit the required assessment, keep a deferral current or fails to submit a request for approval of a pediatric formulation.

Regulation of Combination Products in the United States

Certain products are comprised of components, such as drug components and device components, that would normally be subject to different regulatory frameworks by the FDA and frequently regulated by different centers at the FDA. These products are known as combination products. Under the FDCA, the FDA is charged with assigning a center with primary jurisdiction, or a lead center, for review of a combination product. The determination of which center will be the lead center is based on the “primary mode of action” of the combination product. Thus, if the primary mode of action of a drug-device combination product is attributable to the drug product, the FDA center responsible for premarket review of the drug product would have primary jurisdiction for the combination product. The FDA has also established the Office of Combination Products to address issues surrounding combination products and provide more certainty to the regulatory review process. That office serves as a focal point for combination product issues for agency reviewers and industry. It is also responsible for developing guidance and regulations to clarify the regulation of combination products, and for assignment of the FDA center that has primary jurisdiction for review of combination products where the jurisdiction is unclear or in dispute.

A combination product with a primary mode of action attributable to the drug component generally would be reviewed and approved pursuant to the drug approval processes set forth in the FDCA. In reviewing the NDA for such a product, however, FDA reviewers would consult with their counterparts in the device center to ensure that the device component of the combination product met applicable requirements regarding safety, effectiveness, durability and performance. In addition, under FDA regulations, combination products subject to cGMP requirements applicable to both drugs and devices, including the Quality System Regulations (“QSR”) applicable to medical devices.

Expedited Development and Review Programs

The FDA offers a number of expedited development and review programs for qualifying product candidates. For example, the Fast Track program is intended to expedite or facilitate the process for reviewing new products that are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a fast track product has opportunities for more frequent interactions with the applicable FDA review team during product development and, once an NDA is submitted, the product candidate may be eligible for priority review. A Fast Track product may also be eligible for rolling review, where the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.

A product candidate intended to treat a serious or life-threatening disease or condition may also be eligible for Breakthrough Therapy designation to expedite its development and review. A product candidate can receive Breakthrough Therapy designation if preliminary clinical evidence indicates that the product candidate, alone or in combination with one or more other drugs or biologics, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the Fast Track program features, as well as more intensive FDA interaction and guidance beginning as early as Phase 1 and an organizational commitment to expedite the development and review of the product candidate, including involvement of senior managers.

Any marketing application for a drug submitted to the FDA for approval, including a product candidate with a Fast Track designation and/or Breakthrough Therapy designation, may be eligible for other types of FDA programs intended to expedite the FDA review and approval process, such as priority review and accelerated approval. A product candidate is eligible for priority review if it is designed to treat a serious or life-threatening disease or condition, and if approved, would provide a significant improvement in safety or effectiveness compared to available alternatives for such disease or condition. For new-molecular-entity NDAs, priority review designation means the FDA’s goal is to take action on the marketing application within six months of the 60-day filing date, or with respect to non-new-molecular-entity NDAs, within six months of the NDA receipt date.

Additionally, product candidates studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled post-marketing clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. Products receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required post-marketing studies or if such studies fail to verify the predicted clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

Fast Track designation, Breakthrough Therapy designation, priority review, and accelerated approval do not change the standards for approval, but may expedite the development or approval process. Even if a product candidate qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

Orphan drug designation and exclusivity

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 individuals in the United

States, or a patient population greater than 200,000 individuals in the United States and when there is no reasonable expectation that the cost of developing and making available the drug in the United States will be recovered from sales in the United States for that drug. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA.

If a product that has orphan drug designation subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a full NDA, to market the same drug for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA application user fee.

A designated orphan drug many not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or, as noted above, if a second applicant demonstrates that its product is clinically superior to the approved product with orphan exclusivity or the manufacturer of the approved product is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

Post-approval Requirements

Drug products manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual program fees for any marketed products. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•	fines, warning letters, or untitled letters;

•	clinical holds on clinical studies;

•	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product approvals;

•	product seizure or detention, or refusal to permit the import or export of products;

•	consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs;

•	mandated modification of promotional materials and labeling and the issuance of corrective information;

•	the issuance of safety alerts, Dear Healthcare Provider letters, press releases and other communications containing warnings or other safety information about the product; or

•	injunctions or the imposition of civil or criminal penalties.

The FDA closely regulates the marketing, labeling, advertising and promotion of drug products. A company can make only those claims relating to safety and efficacy, purity and potency that are approved by the FDA and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe, in their independent professional medical judgment, legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA-approved labelling.

Hatch-Waxman Act

Section 505 of the FDCA describes three types of marketing applications that may be submitted to the FDA to request marketing authorization for a new drug. A Section 505(b)(1) NDA is an application that contains full reports of investigations of safety and efficacy. A 505(b)(2) NDA is an application that contains full reports of investigations of safety and efficacy but where at least some of the information required for approval comes from investigations that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted. This regulatory pathway enables the applicant to rely, in part, on the FDA's prior findings of safety and efficacy for an existing product, or published literature, in support of its application. Section 505(j) establishes an abbreviated approval process for a generic version of approved drug products through the submission of an Abbreviated New Drug Application (“ANDA”). An ANDA provides for marketing of a generic drug product that has the same active ingredients, dosage form, strength, route of administration, labeling, performance characteristics and intended use, among other things, to a previously approved product. ANDAs are termed "abbreviated" because they are generally not required to include preclinical (animal) and clinical (human) data to establish safety and efficacy. Instead, generic applicants must scientifically demonstrate that their product is bioequivalent to, or performs in the same manner as, the innovator drug through in vitro, in vivo, or other testing. The generic version must deliver the same amount of active ingredients into a subject's bloodstream in the same amount of time as the innovator drug and can often be substituted by pharmacists under prescriptions written for the reference listed drug. In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent with claims that cover the applicant's drug or a method of using the drug. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA's Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential competitors in support of approval of an ANDA or 505(b)(2) NDA.

Upon submission of an ANDA or a 505(b)(2) NDA, an applicant must certify to the FDA that (1) no patent information on the drug product that is the subject of the application has been submitted to the FDA; (2) such patent has expired; (3) the date on which such patent expires; or (4) such patent is invalid or will not be infringed upon by the manufacture, use or sale of the drug product for which the application is submitted. Generally, the ANDA or 505(b)(2)

NDA cannot be approved until all listed patents have expired, except where the ANDA or 505(b)(2) NDA applicant challenges a listed patent through the last type of certification, also known as a paragraph IV certification. If the applicant does not challenge the listed patents or indicates that it is not seeking approval of a patented method of use, the ANDA or 505(b)(2) NDA application will not be approved until all of the listed patents claiming the referenced product have expired. If the ANDA or 505(b)(2) NDA applicant has provided a Paragraph IV certification to the FDA, the applicant must send notice of the Paragraph IV certification to the NDA and patent holders once the application has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the paragraph IV certification. If the paragraph IV certification is challenged by an NDA holder or the patent owner(s) asserts a patent challenge to the paragraph IV certification, the FDA may not approve that application until the earlier of 30 months from the receipt of the notice of the paragraph IV certification, the expiration of the patent, when the infringement case concerning each such patent was favorably decided in the applicant's favor or settled, or such shorter or longer period as may be ordered by a court. This prohibition is generally referred to as the 30-month stay. In instances where an ANDA or 505(b)(2) NDA applicant files a paragraph IV certification, the NDA holder or patent owner(s) regularly take action to trigger the 30-month stay, recognizing that the related patent litigation may take many months or years to resolve. Thus, approval of an ANDA or 505(b)(2) NDA could be delayed for a significant period of time depending on the patent certification the applicant makes and the reference drug sponsor's decision to initiate patent litigation.

The Hatch-Waxman Act establishes periods of regulatory exclusivity for certain approved drug products, during which the FDA cannot approve (or in some cases accept) an ANDA or 505(b)(2) application that relies on the branded reference drug. For example, the holder of an NDA, including a 505(b)(2) NDA, may obtain five years of exclusivity upon approval of a new drug containing new chemical entities that have not been previously approved by the FDA. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the therapeutic activity of the drug substance. During the exclusivity period, the FDA may not accept for review an ANDA or a 505(b)(2) NDA submitted by another company that contains the previously approved active moiety. However, an ANDA or 505(b)(2) NDA may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The Hatch-Waxman Act also provides three years of marketing exclusivity to the holder of an NDA (including a 505(b)(2) NDA) for a particular condition of approval, or change to a marketed product, such as a new formulation for a previously approved product, if one or more new clinical studies (other than bioavailability or bioequivalence studies) was essential to the approval of the application and was conducted/sponsored by the applicant. This three-year exclusivity period protects against FDA approval of ANDAs and 505(b)(2) NDAs for the condition of the new drug's approval. As a general matter, the three year exclusivity does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for generic versions of the original, unmodified drug product. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA; however, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and efficacy.

FDA Approval and Regulation of Medical Devices and Companion Diagnostics

If safe and effective use of a therapeutic depends on an in vitro diagnostic, then the FDA generally will require approval or clearance of that diagnostic, known as a companion diagnostic, at the same time that the FDA approves the therapeutic product. In August 2014, the FDA issued final guidance clarifying the requirements that will apply to approval of therapeutic products and in vitro companion diagnostics. According to the guidance, if FDA determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic product or indication, FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic device is not approved or cleared for that indication. Approval or clearance of the companion diagnostic device will ensure that the device has been adequately evaluated and has adequate performance characteristics in the intended population. The review of in vitro companion diagnostics in conjunction with the review of our therapeutic treatments for cancer will, therefore, likely involve coordination of review by the FDA’s Center for Drug Evaluation and Research and the FDA’s Center for Devices and Radiological Health Office of In Vitro Diagnostics and Radiological Health.

Under the FDCA, in vitro diagnostics, including companion diagnostics, are regulated as medical devices. In the United States, the FDCA and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post-market surveillance. Unless an exemption applies, medical devices, including companion diagnostic tests, require marketing clearance or approval from the FDA prior to commercial distribution.

The two primary types of FDA marketing authorization applicable to a medical device are premarket notification, also called 510(k) clearance, and premarket approval (“PMA”). To obtain 510(k) clearance, a manufacturer must submit to the FDA a premarket notification submission demonstrating that the proposed device is “substantially equivalent” to a legally marketed predicate device. The FDA’s 510(k) clearance process usually takes from three to twelve months, but may take longer. The FDA may require additional information, including clinical data, to make a determination regarding substantial equivalence. If the FDA agrees that the device is substantially equivalent to a predicate device currently on the market, it will grant 510(k) clearance to commercially market the device. If the FDA determines that the device is “not substantially equivalent” to a previously cleared device, the device is automatically designated as a Class III (i.e., high-risk) device. The device sponsor must then fulfill more rigorous PMA requirements, or can request a risk-based classification determination for the device in accordance with the “de novo” process, which is a route to market for novel medical devices that are low to moderate risk and are not substantially equivalent to a predicate device.

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change or modification in its intended use, will require a new 510(k) clearance or, depending on the modification, PMA approval or de novo classification. The FDA requires each manufacturer to determine whether the proposed change requires submission of a 510(k), de novo classification or a PMA in the first instance, but the FDA can review any such decision and disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination, the FDA can require the manufacturer to cease marketing and/or request the recall of the modified device until 510(k) marketing clearance, approval of a PMA, or issuance of a de novo classification. Also, in these circumstances, the manufacturer may be subject to significant regulatory fines or penalties.

The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee. In addition, PMAs for certain devices must generally include the results from extensive preclinical and adequate and well-controlled clinical trials to establish the safety and effectiveness of the device for each indication for which FDA approval is sought. In particular, for a diagnostic, a PMA application typically requires data regarding analytical and clinical validation studies. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with the QSR which imposes elaborate testing, control, documentation and other quality assurance requirements.

PMA approval is not guaranteed, and the FDA may ultimately respond to a PMA submission with a not approvable determination based on deficiencies in the application and require additional clinical trial or other data that may be expensive and time-consuming to generate and that can substantially delay approval. If the FDA’s evaluation of the PMA application is favorable, the FDA typically issues an approvable letter requiring the applicant’s agreement to specific conditions, such as changes in labeling, or specific additional information, such as submission of final labeling, in order to secure final approval of the PMA. If the FDA’s evaluation of the PMA or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. A not approvable letter will outline the deficiencies in the application and, where practical, will identify what is necessary to make the PMA approvable. The FDA may also determine that additional clinical trials are necessary, in which case the PMA approval may be delayed for several months or years while the trials are conducted and then the data submitted in an amendment to the PMA. If the FDA concludes that the applicable criteria have been met, the FDA will issue a PMA for the approved indications, which can be more limited than those originally sought by the applicant. The PMA can include post-approval conditions that the FDA believes necessary to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution. Once granted, PMA approval may be withdrawn by the FDA if compliance with post approval requirements, conditions of approval or other regulatory standards are not maintained or problems are identified following initial marketing.

After a device is placed on the market, it remains subject to significant regulatory requirements. Medical devices may be marketed only for the uses and indications for which they are cleared or approved. Device manufacturers must also establish registration and device listings with the FDA. A medical device manufacturer’s manufacturing processes and those of its suppliers are required to comply with the applicable portions of the QSR, which cover the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging and shipping of medical devices. Domestic facility records and manufacturing processes are subject to periodic unscheduled inspections by the FDA. The FDA also may inspect foreign facilities that export products to the United States.

International Regulations

In addition to regulations in the United States, we are and will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical studies and any commercial sales and distribution of our products. Whether or not we obtain FDA approval of a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical studies or marketing of the product in those countries. The requirements and process governing the conduct of clinical studies, product licensing, pricing and reimbursement vary from country to country. Failure to comply with applicable foreign regulatory requirements, may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Clinical Trials

Certain countries outside of the United States have a similar process that requires the submission of a clinical study application, or CTA, much like the IND prior to the commencement of human clinical studies. In the European Union, or EU, for example, a CTA must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and the IRB, respectively. Once the CTA is approved by the national health authority and the ethics committee has granted a positive opinion in relation to the conduct of the trial in the relevant member state(s), in accordance with a country’s requirements, clinical study development may proceed.

Clinical trials of medicinal products in the European Union must be conducted in accordance with EU and national regulations and the International Conference on Harmonization, or ICH, guidelines on Good Clinical Practices, or GCP, as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. Additional GCP guidelines from the European Commission, focusing in particular on traceability, apply to clinical trials of advanced therapy medicinal products, or ATMPs. If the sponsor of the clinical trial is not established within the EU, it must appoint an EU entity to act as its legal representative. The sponsor must take out a clinical trial insurance policy, and in most EU countries, the sponsor is liable to provide ‘no fault’ compensation to any study subject injured in the clinical trial.

Prior to commencing a clinical trial, the sponsor must obtain a clinical trial authorization from the competent authority, and a positive opinion from an independent ethics committee. The CTA must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation. Currently, CTAs must be submitted to the competent authority in each EU member state in which the trial will be conducted. Under the new Regulation on Clinical Trials, which is currently expected to take effect by early 2022, there will be a centralized application procedure where one national authority takes the lead in reviewing the application and the other national authorities have only limited involvement. Any substantial changes to the trial protocol or other information submitted with the CTA must be notified to or approved by the relevant competent authorities and ethics committees. Medicines used in clinical trials must be manufactured in accordance with GMP. Other national and European Union-wide regulatory requirements may also apply.

During the development of a medicinal product, the EMA and national regulators provide the opportunity for dialogue and guidance on the development program. At the EMA level, this is usually done in the form of scientific advice, which is given by the Scientific Advice Working Party of the Committee for Medicinal Products for Human Use, or CHMP. A fee is incurred with each scientific advice procedure. Advice from the EMA is typically provided based on questions concerning, for example, quality (chemistry, manufacturing and controls testing), nonclinical testing and clinical trials, and pharmacovigilance plans and risk-management programs. Advice is not legally binding with regard to any future marketing authorization application of the product concerned.

Marketing Authorizations

In the European Union, medicinal products can only be placed on the market after obtaining a Marketing Authorization, or MA. To obtain regulatory approval of an investigational drug in the EU, we must submit a marketing authorization application, or MAA. The process for doing this depends, among other things, on the nature of the medicinal product.

The centralized procedure results in a single MA, issued by the European Commission, based on the opinion of the EMA’s CHMP, which is valid across the entire territory of the EU. The centralized procedure is compulsory for human medicines that are: (i) derived from biotechnology processes, such as genetic engineering, (ii) contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative diseases, autoimmune and other immune dysfunctions and viral diseases, (iii)  designated orphan medicines and (iv) advanced therapy medicinal products, or ATMPs, such as gene therapy, somatic cell therapy or tissue-engineered medicines. The centralized procedure may at the request of the applicant also be used in certain other cases. It is very likely that the centralized procedure would apply to the products we are developing.

Under the centralized procedure, the maximum timeframe for the evaluation of a MAA by the EMA is 210 days. This excludes so-called clock stops, during which additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. At the end of the review period, the CHMP provides an opinion to the European Commission. If this opinion is favorable, the Commission may then adopt a decision to grant an MA. In exceptional cases, the CHMP might perform an accelerated review of a MAA in no more than 150 days (not including clock stops). Innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the PRIME scheme, which provides incentives similar to the breakthrough therapy designation in the U.S. PRIME is a voluntary scheme aimed at enhancing the EMA’s support for the development of medicines that target unmet medical needs. It is based on increased interaction and early dialogue with companies developing promising medicines, to optimize their product development plans and speed up their evaluation to help them reach patients earlier. Product developers that benefit from PRIME designation can expect to be eligible for accelerated assessment, but this is however not guaranteed. The benefits of a PRIME designation include the appointment of a CHMP rapporteur before submission of a MAA, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review earlier in the application process.

There are also two other possible routes to authorize medicinal products in several EU member states, which are available for investigational medicinal products that fall outside the scope of the centralized procedure: i.e. the decentralized procedure and the mutual recognition procedure. Under the decentralized procedure, an applicant may apply for simultaneous authorization in more than one EU member state for medicinal products that have not yet been authorized in any EU member states. Under the mutual recognition procedure, a medicine is first authorized in one EU member state, in accordance with the national procedures of that country. Following a national authorization, the applicant may seek further marketing authorizations from other EU member states under a procedure whereby the countries concerned agree to recognize the validity of the original national marketing authorization.

MAs have an initial duration of five years. After these five years, the authorization may be renewed on the basis of a reevaluation of the risk-benefit balance. Once renewed, the MA is valid for an unlimited period unless the European Commission or the national competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal.

Orphan Medicinal Products

The criteria for designating an “orphan medicinal product” in the European Union are similar in principle to those in the United States. A medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the European Union when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the European Union to justify investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the European Union, or if such a method exists, the product will be of significant benefit to those affected by the condition. The application for orphan drug designation must be submitted before the MAA. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and are, upon grant of a MA, entitled to ten years of market exclusivity for the approved therapeutic indication. During the ten-year market exclusivity period, the EMA cannot accept a MAA, or grant a MA, or accept an application to extend a MA, for the same indication, in respect of a similar medicinal product. An orphan medicinal product can also obtain an additional two years of market exclusivity in the European Union for pediatric studies. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The 10-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, a MA may be granted to a similar product for the same indication at any time if (1) the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior; (2) the applicant consents to a second orphan medicinal product application; or (3) the applicant cannot supply enough orphan medicinal product.

Approval and Regulation of Companion Diagnostics

In the EU, in vitro diagnostic medical devices are regulated by Directive 98/79/EC which regulates the placing on the market, the CE-marking, the essential requirements, the conformity assessment procedures, the registration obligations for manufactures and devices as well as the vigilance procedure. In vitro diagnostic medical devices must comply with the requirements provided for in the Directive, and with further requirements implemented at national level (as the case may be).

Companion diagnostics can also be considered “combination products” which are governed by a different regulatory pathway depending on the mode of action of the products. A combination medicine/device product could either be regulated as a medicinal product or a medical device based on its primary mode of action. In principle, if a medical device incorporates a substance which, if used separately, is likely to be considered as a medicinal product and act on the human body by an action ancillary to that of the device, the device must be evaluated and authorized in accordance with the medical device regulations. However, if the medicinal substance constitutes the main function of the product then the product is considered as a medicinal product. Currently, for such combination products, the manufacturer will have to consult, prior to obtaining the CE marking of the device, the EMA or national competent authorities to obtain scientific advice on the quality and safety of the medicinal substance, including the benefit/risk profile of its incorporation into the device.

The regulation of companion diagnostics will be subject to further requirements as of the entry into force of the in-vitro diagnostic devices Regulation (No 2017/746) which introduces a new classification system for companion diagnostics which are now specifically defined as diagnostic tests that support the safe and effective use of a specific medicinal product, by identifying patients that are suitable or unsuitable for treatment. Companion diagnostics will have to undergo a conformity assessment by a notified body. Before it can issue a CE certificate, the notified body must seek a scientific opinion from the EMA on the suitability of the companion diagnostic to the medicinal product concerned if the medicinal product falls exclusively within the scope of the centralized procedure for the authorization of medicines, or the medicinal product is already authorized through the centralized procedure, or a marketing authorization application for the medicinal product has been submitted through the centralized procedure. For other substances, the notified body can seek the opinion from a national competent authorities or the EMA.

The aforementioned EU rules are generally applicable in the European Economic Area, or EEA, which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland.

The United Kingdom, or UK, formally left the EU on January 31, 2020, commonly referred to as “Brexit”. The post-Brexit transition period, during which EU pharmaceutical laws continued to apply to the UK, expired on December 31, 2020. This means that since January 1, 2021, the UK operates under a distinct regulatory regime. EU pharmaceutical laws now only apply to the UK in respect of Northern Ireland (as laid out in the Protocol on Ireland and Northern Ireland, including but not limited to MAAs). Since January 1, 2021, EU laws which have been transposed into UK law through secondary legislation continue to be applicable as “retained EU law”.

Pharmaceutical Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any drug products for which we obtain regulatory approval. In the United States and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of reimbursement from third-party payors. Third-party payors include government health administrative authorities, managed care providers, private health insurers and other organizations. The process for determining whether a payor will provide coverage for a drug product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the drug product. Third-party payors may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the FDA-approved drugs for a particular indication. Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain FDA approvals. Our product candidates may not be considered medically necessary or cost-effective. A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

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

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. For example, the Tax Cuts and Jobs Act, or the Tax Act, was enacted in 2017, which, among other things, removes penalties for not complying with the ACA’s individual mandate to carry health insurance. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court’s decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is unclear how the Supreme Court will rule. It is unclear how these decisions, subsequent appeals, if any, or other efforts to challenge, repeal or replace the ACA will impact the law, or our business or financial condition.

In addition, we expect that federal, state and local governments in the United States will continue to consider legislation to limit the growth of healthcare costs, including the cost of prescription drugs. Future legislation could limit payments for pharmaceuticals such as the product candidates that we are developing.

Different pricing and reimbursement schemes exist in other countries. In the European Union, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Member states are free to restrict the range of pharmaceutical products for which their national health insurance systems provide reimbursement, and to control the prices and reimbursement levels of pharmaceutical products for human use. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular product candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription drugs, has become very intense. As a result, new products are facing increasingly high barriers to entry. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.

The marketability of any products for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, an increasing emphasis on managed care in the United States has increased and we expect will continue to increase the pressure on pharmaceutical pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is secured for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

Other Healthcare Laws and Compliance Requirements

If we obtain regulatory approval for any of our product candidates, we may be subject to various federal and state laws targeting fraud and abuse in the healthcare industry. Such laws include, without limitation, U.S. federal and state anti-kickback, fraud and abuse, false claims, consumer fraud, pricing reporting, data privacy and security, and transparency laws and regulations with respect to drug pricing and payments and other transfers of value made to physicians and other healthcare professionals, as well as similar foreign laws in the jurisdictions outside the U.S.

The federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce either the referral of an individual, or the furnishing, recommending, or arranging for a good or service, for which payment may be made under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. Many states have adopted laws similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare items or services reimbursed by any source, not only the Medicare and Medicaid programs.

The federal False Claims Act imposes liability on any person who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. The “qui tam” provisions of the False Claims Act allow a private individual to bring civil actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery. In addition, various states have enacted false claims laws analogous to the False Claims Act. Many of these state laws apply where a claim is submitted to any third-party payer and not merely a federal healthcare program. When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus significant civil penalties for each separate false claim.

Also, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, created several federal crimes, including healthcare fraud, and false statements relating to healthcare matters. The health care fraud statute prohibits knowingly and willfully executing a scheme to defraud any health care benefit program, including private third-party payers. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation.

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

Data Privacy & Security

Numerous state, federal and foreign laws, including consumer protection laws and regulations, govern the collection, dissemination, use, access to, confidentiality and security of personal information, including health-related information. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws, including HIPAA, and federal and state consumer protection laws and regulations (e.g., Section 5 of the FTC Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. In addition, certain state and non-U.S. laws, such as the California Consumer Privacy Act, or CCPA, the California Privacy Rights Act, or CPRA, and the EU General Data Protection Regulation, or GDPR, govern the privacy and security of personal information, including health-related information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing. Additionally, our use of artificial intelligence and machine learning may be subject to laws and evolving regulations regarding the use of artificial intelligence/machine learning, controlling for data bias, and antidiscrimination.

Human Capital

Our Employees. We have grown to a team of 50 employees as of December 31, 2020, all of whom were employed in the U.S. Our highly qualified and experienced team includes scientists, physicians and professionals across sales, marketing, manufacturing, regulatory, finance and other important functions that are critical to our success. We also leverage certain experts in drug development employed by our BioXcel to provide flexibility for our business needs.

We expect to continue to hire additional employees in 2021 with a focus on expanding our expertise and bandwidth in clinical and preclinical research and development, marketing and sales and finance. We continually evaluate our business needs and opportunities.

Our Culture. The success of our human capital management investments is evidenced by our low employee turnover, a number which is regularly reviewed by our Board of Directors as part of their oversight of our human capital strategy.

Employee Engagement, Talent Development & Benefits. We believe that our future success largely depends upon our continued ability to attract and retain highly skilled employees. We provide our employees with competitive salaries and bonuses, and opportunities for equity ownership.

Diversity & Inclusion. Much of our success is rooted in the diversity of our teams and our commitment to inclusion. We value diversity at all levels and continue to focus on extending our diversity and inclusion initiatives across our entire workforce. We believe that our business benefits from the different perspectives a diverse workforce brings, and we pride ourselves on having a strong, inclusive and positive culture based on our shared mission and values.

Our Corporate Information

We were incorporated as a Delaware corporation on March 29, 2017 as a wholly owned subsidiary of BioXcel. Our principal executive offices are located at 555 Long Wharf Drive, New Haven, CT 06511 and our telephone number is (475) 238-6837.

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

We may use our website as a distribution channel of material information about the Company. Financial and other important information regarding the Company is routinely posted on and accessible through the Investors sections of its website at www.bioxceltherapeutics.com. In addition, you may automatically receive email alerts and other information about the Company when you enroll your email address by visiting the “Email Alerts” option under the News / Events menu of the Investors section of our website at www.bioxceltherapeutics.com.

The reference to our website address does not constitute incorporation by reference of the information contained on or available through our website, and you should not consider such information to be a part of this Annual Report on Form 10-K.

Item 1A. Risk Factors

You should carefully consider the risks described below, as well as general economic and business risks and the other information in this Annual Report on Form 10-K. The occurrence of any of the events or circumstances described below or other adverse events could have a material adverse effect on our business, results of operations and financial condition and could cause the trading price of our common stock to decline. Additional risks or uncertainties not presently known to us or that we currently deem immaterial may also harm our business.

Risks Related to Financial Position and Need for Additional Capital

We have a limited operating history and have never generated any product revenues, which may make it difficult to evaluate the success of our business to date and to assess our future viability.

We were incorporated in March 2017 and our operations to date have been largely focused on staffing our company, raising capital and advancing the development of, our product candidates, including conducting clinical and preclinical studies. We have not yet demonstrated an ability to successfully obtain marketing approvals, manufacture products on a commercial scale, or arrange for a third party to do so on our behalf or conduct sales and marketing activities necessary for successful commercialization. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing products.

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

Since our inception, we have incurred significant operating losses. Our net loss was $82.2 million and $33.0 million for the years ended December 31, 2020 and 2019 respectively. As of December 31, 2020, we had stockholders’ equity of $206.7 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. None of our product candidates have been approved for marketing in the United States, or in any other jurisdiction, and may never receive such approval. It could be several years, if ever, before we have a commercialized product that generates significant revenues. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

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

We expect that our cash and cash equivalents as of December 31, 2020 will be sufficient to fund our ongoing research and development efforts and commercialization preparation for at least twelve months from the date of the issuance of the financial statements included in the Annual Report on Form 10-K. We will be required to expend significant funds in order to advance the development of BXCL501, BXCL701 and our other product candidates. In addition, while we may seek one or more collaborators for future development of our current product candidate or any future product candidates that we may develop for one or more indications, we may not be able to enter into a collaboration for any of our product candidates for such indications on suitable terms, on a timely basis or at all. In any event, the net proceeds of our prior equity offerings and our existing cash will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of our product candidates or our other preclinical programs. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Further financing may not be available to us on acceptable terms, or at all. Additionally, market volatility resulting from the COVID-19 pandemic or other factors could also adversely impact our ability to access capital as and when needed. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

Our estimate as to how long we expect our existing cash to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

●	the scope, progress, timing, costs and results of clinical trials of BXCL501, BXCL701 and our other product candidates;
●	our ability to enter into and the terms and timing of any collaborations, licensing agreements or other arrangements;
●	the costs, timing and outcome of seeking regulatory approvals;
●	the costs of commercialization activities for any of our product candidates that receive marketing approval to the extent such costs are not the responsibility of any future collaborators, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;
●	our headcount growth and associated costs as we expand our research and development as well as establish a commercial infrastructure;
●	revenue received from commercial sales, if any, of our current and future product candidates;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims;
●	the number of future product candidates that we pursue and their development requirements;
●	changes in regulatory policies or laws that may affect our operations;
●	changes in physician acceptance or medical society recommendations that may affect commercial efforts;
●	the costs of acquiring potential new product candidates or technology; and
●	the costs of operating as a public company.

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

From time to time, we may publicly disclose top-line or preliminary data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. For example, on March 3, 2021, we provided further top line data regarding our TRANQUILITY study based on our ongoing analysis. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top-line or preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the top-line or preliminary data we previously published. As a result, top-line and preliminary data should be viewed with caution until the final data are available.

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

In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs (or IECs) of the institutions in which such trials are being conducted, by the Data Safety Monitoring Board, or DSMB, for such trial or by the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Furthermore, we rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials and, while we have agreements governing their committed activities, we have limited influence over their actual performance.

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

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. The clinical evaluation of BXCL501, BXCL701 and our other product candidates in patients is still in the early stages and it is possible that there may be side effects associated with their use. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects. For example, in our Phase 2 clinical trial for the treatment of emergent Neuroendocrine Prostate Cancer, one patient experienced acidosis with a fatal outcome. Although the clinical investigator could not determine that the fatality was related to treatment with BXCL701, it is possible that BXCL701 could be tied to unacceptable side effects in the future. In such an event, we, the FDA, the IRBs (or IECs) at the institutions in which our studies are conducted, or the DSMB could suspend or terminate our clinical trials or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. For example, the FDA placed Point Therapeutics, Inc.’s IND for BXCL701 on clinical hold following an increase in observed mortality in patients receiving BXCL701 in a Phase 3 trial in patients with non-small cell lung cancer. Though we believe that this result was caused by, among other things, an imbalance in the disease severity of patients enrolled in the active arm of the clinical trial, there is no guarantee that excess mortality will not be observed in future clinical studies. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the clinical trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We expect to have to train medical personnel using our product candidates to understand the side effect profiles for our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

If a product candidate is intended for the treatment of a serious condition and nonclinical or clinical data demonstrate the potential to address unmet medical need for this condition, a product sponsor may apply for FDA Fast Track designation. The sponsor of a Fast Track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once an NDA is submitted, the product candidate may be eligible for priority review if the relevant criteria are met. A Fast Track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA. We have obtained Fast Track designation for BXCL501 for the treatment of acute agitation, and we may seek Fast Track designation for other indications for BXCL701 or for one or more of our other product candidates, but we might not receive such designations from the FDA. However, even if we receive Fast Track designation, Fast Track designation does not ensure that we will receive marketing approval or that approval will be granted within any particular timeframe. We may not experience a faster development or regulatory review or approval process with Fast Track designation compared to conventional FDA procedures. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures.

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

If we are required by the FDA or similar regulatory authorities to obtain approval (or clearance, or certification) of a companion diagnostic device in connection with approval of one of our product candidates, and we do not obtain or face delays in obtaining approval (or clearance, or certification) of a companion diagnostic device, we will not be able to commercialize the product candidate and our ability to generate revenue will be materially impaired.

According to FDA guidance, if the FDA determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic product or indication, the FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic is not also approved or cleared for that indication. We may decide to collaborate with patient diagnostic companies during our clinical trial enrollment process for BXCL701 to help identify patients with tumor gene alterations that we believe may be most likely to respond to our product candidates. If a satisfactory companion diagnostic is not commercially available, we may be required to create or obtain one that would be subject to regulatory approval requirements. The process of obtaining or creating such diagnostic is time consuming and costly.

Companion diagnostics are developed in conjunction with clinical programs for the associated product and are subject to regulation as medical devices by the FDA and comparable foreign regulatory authorities, and, to date, the FDA has generally required premarket approval of companion diagnostics for cancer therapies. Generally, when a companion diagnostic is essential to the safe and effective use of a therapeutic product, the FDA requires that the companion diagnostic be approved before or concurrent with approval of the therapeutic product and before a product can be commercialized. The approval of a companion diagnostic as part of the therapeutic product’s labeling limits the use of the therapeutic product to only those patients who express the specific genetic alteration that the companion diagnostic was developed to detect.

If the FDA or a comparable foreign regulatory authority requires approval (certification or clearance) of a companion diagnostic for any of our product candidates, whether before or after the product candidate obtains marketing approval, we and/or third-party collaborators may encounter difficulties in developing and obtaining approval (or clearance, or certification) for these companion diagnostics. Any delay or failure by us or third-party collaborators to develop or obtain regulatory approval (or clearance, or certification) of a companion diagnostic could delay or prevent approval or continued marketing of our related product candidates. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process for the companion diagnostic or in transferring that process to commercial partners or negotiating insurance reimbursement plans, all of which may prevent us from completing our clinical trials or commercializing our product candidates, if approved, on a timely or profitable basis, if at all.

Approval, clearance or certification of companion diagnostics may be subject to further legislative or regulatory reforms notably in the EU. On May 25, 2017, the new In Vitro Medical Devices Regulation (2017/746 or IVDR) entered into force. The IVDR repeals and replaces the EU In Vitro Diagnostic Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the EU member states, regulations are directly applicable, i.e., without the need for adoption of EU member states laws implementing them, in all EU member states and are intended to eliminate current differences in the regulation of medical devices among EU member states. The IVDR, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EU for medical devices and ensure a high level of safety and health while supporting innovation. The IVDR will, however, only become applicable in May 2022.

The regulation of companion diagnostics will be subject to further requirements as of the entry into force of the IVDR which introduces a new classification system for companion diagnostics which are now specifically defined as diagnostic tests that support the safe and effective use of a specific medicinal product, by identifying patients that are suitable or unsuitable for treatment. Companion diagnostics will have to undergo a conformity assessment by a notified body. Before it can issue a CE certificate, the notified body must seek a scientific opinion from the EMA on the suitability of the companion diagnostic to the medicinal product concerned if the medicinal product falls exclusively within the scope of the centralized procedure for the authorization of medicines, or the medicinal product is already authorized through the centralized procedure, or a marketing authorization application for the medicinal product has been submitted through the centralized procedure. For other substances, the notified body can seek the opinion from a national competent authorities or the EMA.

These modifications may make it more difficult and costly for us to obtain regulatory clearances or approvals for our companion diagnostics or to manufacture, market or distribute our products after clearance or approval is obtained.

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

Further, the FDA’s policies may change, and additional government regulations may be enacted that could impose extensive and ongoing regulatory requirements and obligations on any product candidate for which we obtain marketing approval. For instance, the EU has adopted Regulation (EU) No 536/2014 (Clinical Trials Regulation, or CTR) in April 2014, which is expected to come into application in 2022. The CTR will be directly applicable in all the EU member states, repealing the current Clinical Trials Directive. Conduct of all clinical trials performed in the European Union will continue to be bound by currently applicable provisions until the new CTR becomes applicable. The extent to which ongoing clinical trials will be governed by the CTR will depend on when the CTR becomes applicable and on the duration of the individual clinical trial. If a clinical trial continues for more than three years from the day on which the CTR becomes applicable the CTR will at that time begin to apply to the clinical trial. The CTR harmonizes the assessment and supervision processes for clinical trials throughout the EU via a Clinical Trials Information System, which will notably contain a centralized EU portal and database. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. For example, the results of the 2020 U.S. Presidential Election may impact our business and industry. Namely, the Trump administration took several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict whether or how these orders will be implemented, or whether they will be rescinded and replaced under the Biden administration. The policies and priorities of the new administration are unknown and could materially impact the regulations governing our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action and we may not achieve or sustain profitability.

The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses.

If we are found to have improperly promoted off-label uses of our products or product candidates, if approved, we may become subject to significant liability. Such enforcement has become more common in the industry. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription drug products, such as our product candidates, if approved. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. If we receive marketing approval for our product candidates for our proposed indications, physicians may nevertheless use our products for their patients in a manner that is inconsistent with the approved label, if the physicians personally believe in their professional medical judgment it could be used in such manner. However, if we are found to have promoted our products for any off-label uses, the U.S. federal government (and other foreign governments) could levy civil, criminal and/or administrative penalties, and seek fines against us. The FDA or other regulatory authorities could also request that we enter into a consent decree or a corporate integrity agreement, or seek a permanent injunction against us under which specified promotional conduct is monitored, changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies such as the EMA, following its relocation to Amsterdam and corresponding staff changes, may also slow the time necessary for new drug or modifications to approved drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products, and on March 18, 2020 the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020, the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Following a national referendum and enactment of legislation by the government of the United Kingdom, or the UK, the United Kingdom withdrew from the European Union, or Brexit, on January 31, 2020 and entered into a transition period during which it was essentially treated as a member state of the EU and the regulatory regime remained the same across the United Kingdom and the European Union. Since January 1, 2021, the United Kingdom operates under a distinct regulatory regime. EU pharmaceutical laws now only apply to the UK in respect of Northern Ireland (as laid out in the Protocol on Ireland and Northern Ireland, including but not limited to marketing authorization applications). EU laws which have been transposed into UK law through secondary legislation continue to be applicable as “retained EU law”. As there is no general power to amend this “retained EU law” the UK government has introduced a new Medicines and Medical Devices Bill which seeks to address regulatory gaps through implementing regulations and delegated powers covering the fields of human medicines, clinical trials of human medicines, veterinary medicines and medical devices. The purpose of the bill is to enable the existing UK regulatory frameworks to be updated. Although regulatory authorities in the UK have indicated in the bill that new UK rules will closely align with EU laws, detailed proposals are yet to be published. The bill has not been formally enacted and had its final reading in the House of Lords on January 21, 2021. As the House of Lords proposed amendments to the draft legislation, the bill will go back to the other house of parliament for debate. There is no set time period for consideration of amendments and the bill will only proceed to be enacted as law once the draft bill has been agreed by both houses and royal assent has been obtained. The draft bill currently contemplates that the provisions will come into effect immediately upon enactment or otherwise within two months thereafter, with the exception of certain provisions on enforcement and disclosure, which are subject to further regulation Significant political and economic uncertainty therefore remains about how much the relationship between the UK and EU will differ as a result of the UK’s withdrawal. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.

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

In the United States, we will be subject to various federal and state health care “fraud and abuse” laws, including anti-kickback laws, false claims laws and other laws intended to reduce fraud and abuse in federal and state health care programs, which could affect us, particularly upon successful commercialization of our products in the United States. These laws include:

●	the federal Anti-Kickback Statute makes it illegal for any person, including a prescription drug manufacturer (or a party acting on its behalf), to knowingly and willfully solicit, receive, offer or pay any remuneration that is intended to induce the referral of business, including the purchase, order or prescription of a particular drug for which payment may be made under a federal health care program, such as Medicare or Medicaid. A person or entity does not need to have actual knowledge of this statute or specific intent to violate it to have committed a violation;
●	false claims laws prohibit anyone from knowingly and willfully presenting or causing to be presented for payment to third-party payers, including government payers, claims for reimbursed drugs or services that are false or fraudulent, claims for items or services that were not provided as claimed, or claims for medically unnecessary items or services. Cases have been brought under false claims laws alleging that off-label promotion of pharmaceutical products or the provision of kickbacks has resulted in the submission of false claims to governmental health care programs. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the false claims laws. Further, private individuals have the ability to bring actions on behalf of the government under the federal False Claims Act;

●	the Health Insurance Portability and Accountability Act of 1996, or HIPAA, prohibits persons or entities from knowingly and willfully executing a scheme to defraud any health care benefit program, including private payers, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services. Similar to the federal Anti- Kickback Statute, a person or entity does not need to have actual knowledge of these statutes or specific intent to violate them to have committed a violation;
●	federal civil monetary penalties laws, which impose civil fines for, among other things, the offering or transfer of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state healthcare program, unless an exception applies;
●	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
●	the federal physician sunshine requirements under the ACA, which requires certain manufacturers of drugs, devices, biologics, and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare providers starting in 2022, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members;
●	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information; and; and
●	European and other foreign law equivalents of each of the laws, including reporting requirements detailing interactions with and payments to healthcare providers.

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

We have been granted Orphan Drug Designation for BXCL701 for the treatment of pancreatic cancer, melanoma, acute myeloid leukemia and soft tissue sarcoma and we may seek Orphan Drug Designation for other indications or product candidates, and we may be unable to maintain the benefits associated with Orphan Drug Designation, including the potential for market exclusivity, and may not receive Orphan Drug Designation for other indications or for our other product candidates.

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs intended for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity. Orphan drug exclusivity in the United States provides that the FDA may not approve any other applications, including a full NDA, to market the same drug for the same indication for seven years, except in limited circumstances the applicable exclusivity period is ten years in Europe. The European exclusivity period can be reduced to six years if, at the end of the fifth year, it is established that a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. In January 2021, the FDA granted Orphan Drug Designation to BXCL701 for the treatment of soft tissue sarcoma. In September 2019, the FDA granted Orphan Drug Designation to BXCL701 for the treatment of acute myeloid leukemia. Prior to 2019, the FDA granted Orphan Drug Designation to BXCL701 for the treatment of pancreatic cancer and melanoma. We may seek Orphan Drug Designations for BXCL701 in other indications or for our other product candidates. There can be no assurances that we will be able to obtain such designations.

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

For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or the ACA, has substantially changed the way healthcare is financed by both government health plans and private insurers, and significantly impacts the pharmaceutical industry. The ACA contained a number of provisions that are expected to impact our business and operations in ways that may negatively affect our potential revenues in the future. For example, the ACA imposed a non-deductible excise tax on pharmaceutical manufacturers or importers that sell branded prescription drugs to government programs which we believe will increase the cost of our products. In addition, as part of the ACA’s provisions closing a funding gap that existed in the Medicare Part D prescription drug program, manufacturers are now required to provide a discount on branded prescription drugs equal to 70% of the government-negotiated price, for drugs provided to certain beneficiaries who fall within the donut hole. Similarly, the ACA increased the level of Medicaid rebates payable by manufacturers of brand-name drugs from 15.1% to 23.1% of the average manufacturer price, and required collection of rebates for drugs paid by Medicaid managed care organizations. The ACA also included significant changes to the 340B drug discount program including expansion of the list of eligible covered entities that may purchase drugs under the program. At the same time, the expansion in eligibility for health insurance benefits created under ACA is expected to increase the number of patients with insurance coverage who may receive our products.

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. For example, the Tax Cuts and Jobs Act, or the Tax Act, was enacted, which, among other things, removed penalties for not complying with the ACA’s individual mandate to carry health insurance. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court’s decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is unclear how the Supreme Court will rule. It is also unclear how other efforts, if any, to challenge, repeal or replace the ACA will impact the law, or our business or financial condition.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes include the Budget Control Act of 2011, which resulted in aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2021, unless additional Congressional action is taken, as well as the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

As of December 31, 2020, BioXcel owned approximately 37.0% of the economic interest and voting power of our outstanding common stock. Even though BioXcel controls less than a majority of the voting power of our outstanding common stock, it may influence the outcome of such corporate actions so long as it owns a significant portion of our common stock.

Approval of commercial terms between us and BioXcel does not preclude the possibility of stockholder litigation, including but not limited to derivative litigation nominally against BioXcel and against its directors and officers and also against us and our directors and officers.

The commercial terms of the Services Agreement and the Amended and Restated Asset Contribution Agreement, or the Contribution Agreement, that we have entered into with BioXcel have not been negotiated on behalf of BioXcel by persons consisting solely of disinterested BioXcel directors.

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

We rely, in part, on BioXcel and access to EvolverAI, a research and development engine created and owned by BioXcel, to identify, research and develop potential product candidates in neuroscience and immuno-oncology. The Company has negotiated a collaborative services agreement with BioXcel pursuant to which BioXcel shall perform product identification and related services for us utilizing EvolverAI. Under the Services Agreement, the Company has an option, exercisable until March 12, 2023, to enter into a collaborative services agreement with BioXcel pursuant to which BioXcel shall perform product identification and related services for us utilizing EvolverAI. The parties are obligated to negotiate the collaborative services agreement in good faith and to incorporate reasonable market-based terms, including consideration for BioXcel reflecting a low, single-digit royalty on net sales and reasonable development and commercialization milestone payments, provided that (i) development milestones shall not exceed $10 million in the aggregate and not be payable prior to proof of concept in humans and (ii) commercialization milestones shall be based on reaching annual net sales levels, be limited to 3% of the applicable net sales level, and not exceed $30 million in the aggregate. BioXcel shall continue to make such product identification and related services available to us until at least September 30, 2024. In addition, BioXcel has granted us a first right to negotiate exclusive rights to any additional product candidates in the fields of neuroscience and immuno-oncology that BioXcel may identify on its own and not in connection with BioXcel’s provision of services to us under the Services Agreement. This option for first negotiation shall be valid for a period of five years from the date of our IPO. If our rights and access to BioXcel’s collaborative services and to EvolverAI were to become limited, terminated, or if we were otherwise precluded from conducting research and development using EvolverAI, or if BioXcel is unable to fulfill its obligations under the agreements, such development could materially adversely affect our future operating results, financial condition and prospects. Furthermore, certain individuals conducting services on our behalf are not our employees, and except for remedies available to us under our agreements with BioXcel, we cannot control whether or not they devote sufficient time, skill and resources to our ongoing development programs. We also cannot ensure that BioXcel retains sufficient resources or personnel or otherwise to conduct its operations. BioXcel may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting research and development activities, which could impede their ability to devote appropriate time to our research and development programs. In addition, if we fail to comply with our diligence, payment or other obligations under the agreements, any such collaboration may terminate or we may not be able to successfully negotiate agreements for future product candidates or collaborations with BioXcel.

The management of and beneficial ownership in BioXcel by our executive officers and our directors may create, or may create the appearance of, conflicts of interest.

The management of and beneficial ownership in BioXcel by our executive officers and our directors may create, or may create the appearance of, conflicts of interest. For example, each of our Chief Executive Officer and a director on our Board, Vimal Mehta, Ph.D., and our Chief Digital Officer and a director on our Board, Krishnan Nandabalan, Ph.D., is a manager of BioXcel, as well as a director, officer and stockholder of BioXcel LLC, BioXcel’s parent company. Additionally, as of December 31, 2020, each of Dr. Mehta and Dr. Nandabalan, through their beneficial ownership of BioXcel, beneficially owned approximately 38.6% and 38.2%, respectively, of the Company. Management and ownership by our executive officers and directors in BioXcel, creates, or, may create the appearance of, conflicts of interest when these individuals are faced with decisions that could have different implications for BioXcel than the decisions have for us, including decisions that relate to our Services Agreement, Contribution Agreement, as well as potential agreements relating to future product candidates and AI-related services or collaborations. Any perceived conflicts of interest resulting from investors questioning the independence of our management or the integrity of corporate governance procedures may materially affect our stock price.

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

We have relied upon and plan to continue to rely upon third-party medical institutions, clinical investigators, contract laboratories and other third party CROs to monitor and manage data for our ongoing preclinical and clinical programs. We rely on these parties for execution of our preclinical and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCPs, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the member states of the EEA and comparable foreign regulatory authorities for all of our products in clinical development.

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

In 2020, the novel coronavirus disease, COVID-19, was declared a pandemic and has spread across the globe, including throughout the United States and Europe. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. Our office is currently open to employees on a voluntary basis with a maximum number of 25% of employees present at any given time limited and which is aligned to state guidelines. We have also implemented protocols as required under the State of Connecticut’s Reopen program and have limited travel. We have taken steps to protect our workforce and have instituted strict work rules to protect our employees. To date, our remote working arrangements have not significantly affected our ability to maintain critical business operations.

As a result of the COVID-19 pandemic or other pandemics, epidemics or outbreaks of infectious disease, we may experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:

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

The COVID-19 pandemic continues to rapidly evolve. The extent to which the outbreak impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the rate of infection, the duration of the pandemic and subsequent waves of infection, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, the availability and effectiveness of any vaccines and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. If we or any of the third parties with whom we engage were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. Additionally, concerns over the economic impact of COVID-19 pandemic have caused extreme volatility in financial and other capital markets which has and may continue to adversely impact our stock price and our ability to access capital markets.

We will need to increase the size of our organization and the scope of our outside vendor relationships, and we may experience difficulties in managing growth.

As of December 31, 2020, we employed a total of 50 full-time employees. In addition, we have access to certain of BioXcel’s employees and resources through the various agreements we have entered into with BioXcel. Our current internal departments include finance, research and development and administration. We have been expanding our management team to include an operational ramp up of additional technical staff required to achieve our business objectives. We will need to continue to expand our managerial, operational, technical and scientific, financial and other resources in order to manage our operations and clinical trials, establish independent manufacturing, continue our research and development activities, and commercialize our product candidate. Our management and scientific personnel, systems and facilities currently in place may not be adequate to support our future growth.

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

We may utilize the services of third-party vendors to perform tasks including pre-clinical and clinical trial management, statistics and analysis, regulatory affairs, medical advisory, market research, formulation development, chemistry, manufacturing and control activities, other drug development functions, legal, auditing, financial advisory, and investor relations. Our growth strategy may also entail expanding our group of contractors or consultants to implement these and other tasks going forward. Because we rely on numerous consultants, to outsource many key functions of our business, we will need to be able to effectively manage these consultants to ensure that they successfully carry out their contractual obligations and meet expected deadlines. However, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for our product candidate or otherwise advance our business. There can be no assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all. If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may be unable to successfully implement the tasks necessary to further develop and commercialize our product candidate and, accordingly, may not achieve our research, development and commercialization goals.

We depend on our senior management team, and the loss of one or more of our executive officers or key employees or an inability to attract and retain highly skilled employees could adversely affect our business.

Our success depends largely upon the continued services of our key executive officers, Vimal Mehta, our Chief Executive Officer, President, and a member of our Board, as well as the other principal members of our management, scientific and clinical teams. We do not maintain “key person” insurance for any of these executive officers or any of our other key employees. We also rely on our leadership team in the areas of research and development, marketing, services and general and administrative functions. From time to time, there may be changes in our executive management and leadership teams resulting from the hiring or departure of executives or other key employees, which could disrupt our business. The replacement of one or more of our executive officers or other key employees would likely involve significant time and costs and may significantly delay or prevent the achievement of our business objectives.

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

In addition, in making employment decisions, particularly in the biotechnology and high-technology industries, job candidates often consider the value of the stock options or other equity instruments they are to receive in connection with their employment. Volatility in the price of our stock might, therefore, adversely affect our ability to attract or retain highly skilled personnel. Furthermore, the requirement to expense stock options and other equity instruments might discourage us from granting the size or type of stock option or equity awards that job candidates require to join our company. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

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

Our information technology systems have been and may in the future be attacked or breached by individuals or organizations intending to obtain sensitive data regarding our business, our product candidates, clinical trials or other third parties with whom we do business; harm or disrupt our business operations; or otherwise misappropriate information or Company funds. A security compromise of our information technology systems or business operations could occur through a variety of methods such as cyber-attacks or cyber-intrusions over the Internet, malware, computer viruses, email spoofing, attachments to e-mails, persons inside our organization, persons with access to systems inside our organization. The risk of such intrusions, threats to data and information technology systems and breaches has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. For example, in September 2020, we were the victim of an email-based wire fraud that involved two electronic communications impersonating one of our vendors, resulting in our sending wires totaling $1.9 million to accounts controlled by the impersonator. We use our information technology systems to protect confidential or sensitive product candidate, clinical trial, employee and Company information. Any attack on such systems that results in the unauthorized release or loss of such information could have a material adverse effect on our business reputation, increase our costs and expose us to material legal claims and liability. If the unauthorized release or loss of product candidate, clinical trial, employee or other confidential or sensitive data were to occur, our operations and financial results and our share price could be adversely affected.

While we maintain some of our own critical information technology systems, we also depend on third parties to provide important information technology services relating to several key business functions. Our measures to prevent, detect and mitigate these threats, including password protection, firewalls, backup servers, threat monitoring and periodic penetration testing, may not be successful in preventing a data breach or limiting the effects of a breach. Because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Furthermore, the security measures employed by third-party service providers may prove to be ineffective at preventing breaches of their systems. Although we maintain insurance for our business, the coverage under our policies may not be adequate to compensate us for all losses that may occur.

Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements could adversely affect our business, results of operations, and financial condition.

The global data protection landscape is rapidly evolving, and we are or may become subject to numerous state, federal and foreign laws, requirements and regulations governing the collection, use, disclosure, retention, and security of personal data, such as information that we may collect in connection with clinical trials in the U.S. and abroad. Additionally, our use of artificial intelligence and machine learning may be subject to laws and evolving regulations regarding the use of artificial intelligence/machine learning, controlling for data bias, and antidiscrimination. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulation, our internal policies and procedures or our contracts governing our processing of personal information could result in negative publicity, government investigations and enforcement actions, claims by third parties and damage to our reputation, any of which could have a material adverse effect on our operations, financial performance and business.

As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the U.S., HIPAA imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. In addition, the CCPA went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and in other states. Further, the CPRA recently passed in California, which will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

In Europe, the GDPR went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EU and the United States remains uncertain. For example, in 2016, the EU and United States agreed to a transfer framework for data transferred from the EU to the United States, called the Privacy Shield, but the Privacy Shield was invalidated in July 2020 by the Court of Justice of the European Union. Further, from January 1, 2021, companies have to comply with the GDPR and also the United Kingdom GDPR, or UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. Currently there is a four to six-month grace period agreed in the EU and United Kingdom Trade and Cooperation Agreement, ending June 30, 2021 at the latest, whilst the parties discuss an adequacy decision. However, it is not clear whether (and when) an adequacy decision may be granted by the European Commission enabling data transfers from EU member states to the United Kingdom long term without additional measures. These changes may lead to additional costs and increase our overall risk exposure.

Although we work to comply with applicable laws, regulations and standards, our contractual obligations and other legal obligations, these requirements are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another or other legal obligations with which we must comply. Any failure or perceived failure by us or our employees, representatives, contractors, consultants, collaborators, or other third parties to comply with such requirements or adequately address privacy and security concerns, even if unfounded, could result in additional cost and liability to us, damage our reputation, and adversely affect our business and results of operations.

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

As of December 31, 2020, we had federal operating loss carryforwards, or NOLs, of approximately $40.7 million. Our NOLs arising before January 1, 2018 are subject to expiration and will begin to expire in 2037. As of December 31, 2020, we also had federal and state research and development and other tax credit carryforwards, or credits of approximately $5.0 million available to reduce future tax liabilities. The federal and state credits expire at various dates through 2037. These NOLs and credits could expire unused and be unavailable to offset future taxable income or income tax liabilities. In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an "ownership change" is subject to limitations on its ability to utilize its pre-change NOLs or credits to offset future taxable income or income tax liabilities. For these purposes, an ownership change generally occurs where the aggregate change in stock ownership of one or more stockholders or groups of stockholders owning at least 5% of a corporation's stock exceeds 50 percentage points over a three-year period. Future changes in our stock ownership, including as a result of February 2020 offering of common stock, many of which are outside of our control, could result in an ownership change. Our NOLs or credits may also be impaired under state law. Accordingly, even if we attain profitability, we may not be able to utilize a material portion of our NOLs or credits. Furthermore, under the Tax Cuts and Jobs Act of 2017 and modified by the CARES Act signed on March 27, 2020, although the treatment of NOLs arising on or before December 31, 2017 has generally not changed, NOLs arising on or after January 1, 2018 and beyond may only be used to offset 80% of taxable income for tax years beginning after December 31, 2020. This change may require us to pay federal income taxes in future years despite generating a loss for federal income tax purposes in prior years.

Risks Related to Our Intellectual Property

It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection. If our patent position does not adequately protect our product candidates, others could compete against us more directly, which would harm our business, possibly materially.

Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection of our current and future product candidates, the processes used to manufacture them and the methods for using them, as well as successfully defending these patents against third-party challenges. We are the owner of record of patents and patent applications pending in the United States and in certain foreign jurisdictions. Patents issue from non-provisional applications, which are typically filed from provisional patent applications or from PCT applications that enter the national phase. Neither provisional patent applications nor PCT applications issue directly as patents. We own PCT, patent applications relating to our platform technologies covering methods of use and applications of the platform technologies. As of March 10, 2021, we had five allowed or issued foreign patents that are relevant to our BXCL701 program and one issued U.S. patent that is relevant to our BXCL501 program. We cannot be certain that any future patents will issue with claims that cover our product candidates. Our ability to stop third parties from making, using, selling, offering to sell or importing our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities.

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

Periodic maintenance, renewal and annuity fees and various other government fees on any issued patent and pending patent application must be paid to the U.S. Patent and Trademark Office, or USPTO, and foreign patent agencies in several stages or annually over the lifetime of our owned and in-licensed patents and patent applications. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. In such an event, potential competitors might be able to enter the market with similar or identical products or technology. If we or our licensors fail to maintain the patents and patent applications covering our product candidates, it would have a material adverse effect on our business, financial condition, results of operations, and prospects.

If we fail to comply with our obligations in the agreements under which we may license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose rights that are important to our business.

We may be required to enter into intellectual property license agreements that are important to our business. These license agreements may impose various diligence, milestone payment, royalty and other obligations on us. For example, we may enter into exclusive license agreements with various universities and research institutions, we may be required to use commercially reasonable efforts to engage in various development and commercialization activities with respect to licensed products and may need to satisfy specified milestone and royalty payment obligations. If we fail to comply with any obligations under our agreements with any of these licensors, we may be subject to termination of the license agreement in whole or in part; increased financial obligations to our licensors or loss of exclusivity in a particular field or territory, in which case our ability to develop or commercialize products covered by the license agreement will be impaired.

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

Our product candidates will be submitted to the FDA for approval under Section 505(b)(2) of the FDCA. Section 505(b)(2) permits the submission of an NDA where at least some of the information required for approval comes from studies that were not conducted by, or for, the applicant and on which the applicant has not obtained a right of reference. The 505(b)(2) application would enable us to reference published literature and/or the FDA’s previous findings of safety and effectiveness for a branded reference drug with the same active ingredient. For NDAs submitted under Section 505(b)(2) of the FDCA, the patent certification and related provisions of the Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, apply. In accordance with the Hatch-Waxman Act, such NDAs may be required to include certifications, known as paragraph IV certifications, that certify that any patents listed in the Patent and Exclusivity Information Addendum of the FDA’s publication, Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book, with respect to any product referenced in the 505(b)(2) application, are invalid, unenforceable or will not be infringed by the manufacture, use or sale of the product that is the subject of the 505(b)(2) NDA.

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

If we choose to commence a proceeding or litigation to prevent another party from infringing our patents, that party will have the right to ask the examiner or court to rule that our patents are invalid or should not be enforced against them. There is a risk that the examiner or court will decide that our patents are not valid and that we do not have the right to stop the other party from using the related inventions. There is also the risk that, even if the validity of our patents is upheld, the examiner or court will refuse to stop the other party on the ground that such other party’s activities do not infringe our rights to such patents. In addition, the U.S. Supreme Court has recently modified some tests used by the USPTO in granting patents over the past 20 years, which may decrease the likelihood that we will be able to obtain patents and increase the likelihood of challenge to any patents we obtain or license. Any proceedings or litigation to enforce our intellectual property rights or defend ourselves against claims of infringement of third-party intellectual property rights could be costly and divert the attention of managerial and scientific personnel, regardless of whether such litigation is ultimately resolved in our favor. We may not have sufficient resources to bring these actions to a successful conclusion. Moreover, if we are unable to successfully defend against claims that we have infringed the intellectual property rights of others, we may be prevented from using certain intellectual property and may be liable for damages, which in turn could materially adversely affect our business, financial condition or results of operations.

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

Our drug re-innovation approach involves the filing of patent applications covering new methods of use and/or new formulations of previously known, studied and/or marketed drugs. Although the protection afforded by our patent and patent applications may be significant with respect to BXCL501 and BXCL701, when looking at our patents’ ability to block competition, the protection offered by our patents may be, to some extent, more limited than the protection provided by patents claiming the composition of matter of entirely new chemical structures previously unknown. If a competitor were able to successfully design around any method of use and formulation patents we may have in the future, our business and competitive advantage could be significantly affected.

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

A third party may also challenge the validity, enforceability or scope of the intellectual property rights that we license or own; and the result of these challenges may narrow the scope or claims of or invalidate patents that are integral to our product candidates in the future. There can be no assurance that we will be able to successfully defend patents we own in an action against third parties due to the unpredictability of litigation and the high costs associated with intellectual property litigation, amongst other factors.

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

You should consider an investment in our common stock to be risky, and you should invest in our common stock only if you can withstand a significant loss and wide fluctuations in the market value of your investment. Some factors that may cause the market price of our common stock to fluctuate, in addition to the other risks mentioned in this "Risk Factors" section, are:

●	sale of our common stock by our stockholders, executives, and directors;
●	volatility and limitations in trading volumes of our shares of common stock;
●	speculative trading in and short sales of our stock, as well as trading phenomena such as the “short squeeze”;
●	our ability to obtain financings to conduct and complete research and development activities including, but not limited to, our clinical trials, and other business activities;
●	possible delays in the expected recognition of revenue due to lengthy and sometimes unpredictable sales timelines;

●	the timing and success of introductions of new applications and services by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers or strategic partners;
●	network outages or security breaches;
●	our ability to attract new customers;
●	customer renewal rates and the timing and terms of customer renewals;
●	our ability to secure resources and the necessary personnel to conduct clinical trials on our desired schedule;
●	commencement, enrollment or results of our clinical trials for our product candidates or any future clinical trials we may conduct;
●	changes in the development status of our product candidates;
●	any delays or adverse developments or perceived adverse developments with respect to the FDA’s review of our planned preclinical and clinical trials;
●	any delay in our submission for studies or product approvals or adverse regulatory decisions, including failure to receive regulatory approval for our product candidates;
●	unanticipated safety concerns related to the use of our product candidates;
●	failures to meet external expectations or management guidance;
●	changes in our capital structure or dividend policy, future issuances of securities, sales of large blocks of common stock by our stockholders;
●	our cash position;
●	announcements and events surrounding financing efforts, including debt and equity securities;
●	our inability to enter into new markets or develop new products;
●	reputational issues;
●	competition from existing technologies and products or new technologies and products that may emerge;
●	announcements of acquisitions, partnerships, collaborations, joint ventures, new products, capital commitments, or other events by us or our competitors;
●	changes in general economic, political and market conditions in or any of the regions in which we conduct our business;
●	changes in industry conditions or perceptions;
●	changes in valuations of similar companies or groups of companies;
●	analyst research reports, recommendation and changes in recommendations, price targets, and withdrawals of coverage;
●	departures and additions of key personnel;
●	disputes and litigations related to intellectual properties, proprietary rights, and contractual obligations;
●	changes in applicable laws, rules, regulations, or accounting practices and other dynamics; and
●	other events or factors, many of which may be out of our control.

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

Because certain of our stockholders control a significant number of shares of our common stock, they may have significant influence over actions requiring stockholder approval.

As of December 31, 2020, our directors, executive officers and BioXcel, and their respective affiliates, beneficially owned approximately 45% of our outstanding shares of common stock. As a result, these stockholders, acting together, would have significant control over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have significant control over the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

We are also a smaller reporting company, and we will remain a smaller reporting company until, as of fiscal year end, we determine that either (1) our voting and non-voting common stock held by non-affiliates is more than $250 million measured on the last business day of our most recent second fiscal quarter or (2) our annual revenues are more than $100 million and our voting and non-voting common stock held by non-affiliates is more than $700 million measured on the last business day of our most recent second fiscal quarter. Similar to emerging growth companies, smaller reporting companies are able to provide simplified executive compensation disclosure, are exempt from the auditor attestation requirements of Section 404, and have certain other reduced disclosure obligations, including, among other things, being required to provide only two years of audited financial statements and not being required to provide selected financial data, supplemental financial information or risk factors.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located at 555 Long Wharf Drive in New Haven, Connecticut. The Company occupies 18,285 square feet of space. The leases for this space expire in February 2026 and we have a renewal option for one additional five-year term. We believe that our existing facilities are suitable and adequate to meet our current needs. We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

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

Stockholders

As of March 4, 2021, there were 9 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees.

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

Sales of Unregistered Sales of Securities

None.

Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 11. of Part III of this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities

None.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with “Selected Financial Data” and our financial statements and the related notes appearing elsewhere in this report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Annual Report on Form 10-K. All dollar amounts in the below Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented in U.S. dollars, and all dollar amounts are presented in thousands, unless otherwise noted or the context otherwise provides.

Overview

We are a clinical stage biopharmaceutical company utilizing artificial intelligence approaches to develop transformative medicines in neuroscience and immuno-oncology. Our drug re-innovation approach leverages existing approved drugs and/or clinically validated product candidates together with big data and proprietary machine learning algorithms to identify new therapeutic indices. We believe that this differentiated approach has the potential to reduce the cost and time of drug development in diseases with a substantial unmet medical need.

Our two most advanced clinical development programs are BXCL501, a proprietary, orally dissolving, sublingual thin film formulation of the adrenergic receptor agonist dexmedetomidine (“Dex”), for the treatment of agitation resulting from neuropsychiatric disorders, and BXCL701, an investigational orally administered systemic innate immune activator for the treatment of a rare form of prostate cancer and advanced solid tumors that are refractory or treatment naïve to checkpoint inhibitors.

During the first quarter ended March 31, 2020, and continuing through December 31, 2020, the novel coronavirus disease, or COVID-19, was declared a pandemic and spread to multiple regions across the globe, including the United States and Europe. The outbreak and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen.

Throughout 2020, we took steps in line with guidance from the U.S. Centers for Disease Control and Prevention (“CDC”) and the State of Connecticut to protect the health and safety of our employees and the community. In particular, we implemented a work-from-home policy for all employees and have restricted on-site activities to certain chemical, manufacturing and control (“CMC”) and clinical trial activities. We continue to assess the impact of the COVID-19 pandemic to best mitigate risk and continue the operations of our business. Beginning late in the second quarter of 2020, we began to slowly bring our staff, in very limited numbers, back to our office. This modified return-to-work approach is expected to continue into 2021. We have taken steps to protect our workforce and have instituted strict work rules to protect our employees.

We continue to work closely with our clinical sites to monitor the potential impact of the evolving COVID-19 pandemic. We remain committed to our clinical programs and development plans. Through December 31, 2020, we have not experienced any significant delays to our ongoing or planned clinical trials, except for challenges in accessing elderly care facilities; however, this could rapidly change.

Our Clinical Programs

The following is a summary of the status of our clinical development programs as of the date of this Annual Report on Form 10-K:

Our Novel Drug Re-Innovation Approach

Our AI-based discovery and development process is the foundation of our drug re-innovation model for identifying the next wave of medicines. Our therapeutic area experts have over 60 years of experience across the drug discovery and development value chain. We believe EvolverAI is a novel method of finding potential product candidates because it combines the comprehensiveness and efficiency of machine learning and big data analytics with the expertise and intuition of human experience in drug development. We believe the combination of our therapeutic area expertise and our ability to generate therapeutic candidates in neuroscience and immuno-oncology through our exclusive collaborative relationship in those areas with BioXcel gives us a significant competitive advantage.

The pharmacological space spans more than 27,000 active pharmaceutical agents, and only approximately 4,000 are approved and marketed drugs benefiting patients. These marketed drugs may be applied to other indications, including rare diseases, and represent an untapped potential for meeting significant unmet medical need and recoupment of research and development investments. A large number of the remaining agents are clinical candidates that are active, shelved, or have failed for reasons other than toxicity and can potentially be re-engineered for different indications or patient segments. They potentially represent an unrealized investment of billions of research and development dollars by the private and public sectors, resulting in an immeasurable amount of patient suffering and sacrificing during clinical development.

Traditional drug development is plagued with low success rates (13.8%, according to an MIT study of 186,000 trials from January 2000 to October 2015), long drug development cycles (10-15 years, according to PhRMA Key Facts 2016), and exorbitant development costs ($2.6 billion per drug, according to PhRMA Key Facts). Furthermore, many serious diseases continue to go unaddressed due to limitations of the current drug discovery paradigm. The recent advent of numerous ‘omics’ technologies (genomics, proteomics) and rapid advances in science and medicine are generating terabytes of valuable unexploited knowledge that is widely distributed in multiple big data lakes with several orders of complexity and variety. Much of this data is not being systematically applied to the development of next generation therapeutics, thus preventing the optimization of drug development utilizing the understanding of technology, science, medicine, markets, and commercial opportunities. The efficient and intuitive use of big data remains a bottleneck and a challenge to the pharmaceutical industry. Taken together, these factors underscore the need for fundamental new approaches to drug discovery and development. The market opportunity to identify new uses for existing pharmacological agents remains substantial due to the lack of technology driven insights. Our parent, BioXcel, has created a proprietary R&D engine, EvolverAI, for drug re-innovation that provides a proprietary systems-based approach designed to unlock the hidden value in drugs. The combination of our therapeutic area expertise and our exclusive collaborative relationship with BioXcel enables us to screen, analyze, and identify the product candidates that we believe have a high likelihood of benefiting patients. The compounds in our pipeline have been identified using this proprietary platform.

EvolverAI is designed to eliminate human bias by scanning millions of data points from disparate data sources to create network maps. The nodes and connections in the network map are weighted and ranked based on the validity of supporting evidence using disease specific algorithms. They are then further analyzed using artificial intelligence and machine learning approaches supplemented by human domain-based expertise to uncover novel connections between disease parameters, molecular targets, mechanisms of actions and product candidates.

This drug re-innovation model has been exemplified by the successful development and commercialization of drugs such as Tecfidera (Biogen, Inc.), Thalomid (Celgene Corporation) and Viagra (Pfizer, Inc., or Pfizer). All of these drugs were identified by insights in biology and disease pathophysiology. The successful business models of biotech companies like Axsome-Therapeutics, Inc. and Karuna Therapeutics, Inc. are based on the re-innovation and combination of existing clinical candidates or marketed drugs to provide novel solutions for patients. Unfortunately, such discoveries have been severely limited in scope due to the lack of a genuinely integrated big data analytics-based approach.

We believe that only EvolverAI allows a comprehensive and unbiased evaluation of the complete pharmacological space. We believe our drug re-innovation model and exclusive collaborative relationship with BioXcel has the potential to reduce the cost and time of drug development, help us design more efficient trials, and accelerate our product candidates’ time to market. This assumption is based on capitalizing product candidates with substantial clinical data and mitigated risk due to well-defined safety profiles, known PK/PD properties, and an established manufacturing and regulatory path. Our approach is illustrated below:

Basis of Presentation

The Company’s financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”). All amounts are presented in thousands.

Components of Our Results of Operations

Revenues

We have not recognized any revenue since inception.

Operating Costs and Expenses

Research and Development

Our research and development expenses reflect costs incurred for the research and development of our clinical and pre-clinical product candidates, which includes payments to BioXcel, our Parent. Research and development expense primarily consist of salary, benefits and non-cash stock-based compensation for our research and development personnel, costs incurred under agreements with contract research organizations (“CROs”) and sites that conduct our non-clinical studies and clinical trials, costs of outside consultants engaged in research and development activities, including their fees, stock-based compensation and travel expenses, the cost of acquiring, developing and manufacturing pre-clinical and clinical trial materials and lab supplies, and depreciation and other expenses.

We expense research and development costs to operations as incurred.

Our research and development costs by program for the years ended December 31, 2020 and 2019 are as follows:

	2020	2019
BXCL501	$41,914	$15,859
BXCL701	10,203	6,947
BXCL502	552	331
BXCL702	487	350
Other research and development programs	1,756	708
Research and development support services	3,083	1,602
Total research and development expenses	$57,995	$25,797

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

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is set forth in Note 3 to the financial statements included in this Annual Report on Form 10-K.

Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019

Revenues

We have not recognized any revenues since inception.

Research and Development Expense

Research and development expenses for the years ended December 31, 2020 and 2019 were $57,995 and $25,797, respectively. Research and development expenses for the years ended December 31, 2020 and 2019 were comprised as follows:

	Year Ended
	December 31,
	2020	2019	Change	% Change
Personnel and related costs	$8,408	$5,102	$3,306	65%
Non-cash stock-based compensation	6,020	1,791	4,229	236%
Professional research & project related costs	7,106	5,486	1,620	30%
Clinical trials expense	30,808	7,904	22,904	290%
Chemical, manufacturing and controls cost ("CMC")	5,109	3,429	1,680	49%
Drug acquisition costs	—	1,000	(1,000)	(100)%
Travel and other costs	1,087	1,085	2	0%
Research and development tax credit	(543)	—	(543)	(100)%
Total research and development expenses	$57,995	$25,797	$32,198	125%

The increase of $32,198 for the year ended December 31, 2020 is primarily attributable to:

Personnel and related costs increased due to our efforts to enlarge our clinical teams as we expanded our clinical programs during the quarter and in preparation of the potential commercial launch of BXCL501 in the U.S.

Non-cash stock-based compensation also increased as result of the additional personnel hired during the year and increased grant date fair values arising from higher market prices of the Company’s common stock.

The increase in professional research & project related costs and clinical trials expense reflect the broadening of research and development activities and is primarily related to our SERENITY I and II clinical trials as well as increased costs associated with our TRANQUILITY and RELEASE clinical trials for BXCL501 and our Phase II study of BXCL701 for the treatment of prostate cancer. These amounts were offset by reduced costs related to our BXCL501 Phase Ib schizophrenia trial and our BXCL701 pancreatic cancer trial.

The increase in CMC costs is a result of an increase in manufacturing of BXCL501, packaging and storage costs and a larger volume of purchases of Keytruda to support our oncology program.

Drug acquisition costs incurred during the year ended December 31, 2019 related to a payment due pursuant to our Amended and Restated Asset Contribution Agreement with our Parent as discussed in Note 5 to the financial statements included elsewhere in this Annual Report on Form 10-K.

The State of Connecticut provides companies with the opportunity to exchange certain research and development credit carryforwards for cash in exchange for foregoing the carryforward of the research and development credit. The program provides for such exchange of the research and development credit at a rate of 65% of the annual research and development credit. The benefit for such exchange is recorded as a reduction of research and development expenditures.

General and Administrative Expense

General and administrative expenses for the years ended December 31, 2020 and 2019 were $24,302 and $7,804, respectively. General and administrative expenses for the years ended December 31, 2020 and 2019 were comprised as follows:

	Year Ended
	December 31,
	2020	2019	Change	% Change
Personnel and related costs	$3,422	1,721	$1,701	99%
Non-cash stock-based compensation	8,591	1,351	7,240	536%
Professional and consulting fees	7,960	2,558	5,402	211%
Insurance	1,611	902	709	79%
Travel and other costs	2,718	1,272	1,446	114%
Total general and administrative expenses	$24,302	$7,804	$16,498	211%

The increase of $16,498 for the year ended December 31, 2020 is primarily attributable to:

Increased personnel and related costs due to our continuing efforts to expand our teams in preparation of the potential commercial launch of BXCL501 in the U.S.

Non-cash stock-based compensation also increased as result of the additional personnel and increased grant date fair values arising from higher market prices of the Company’s common stock.

Professional and consulting fees increased due to the expanding growth of our operations and was primarily related to increased corporate legal and investor relations fees, increased market research fees, and increased costs related to our preparation for the potential commercial launch of BXCL501 in the U.S. Insurance costs also increased primarily related to an increase in Director and Officer liability premiums.

In September 2020, we were the victim of an email-based wire fraud, which led to a misappropriation of approximately $1,927. We subsequently recovered $774 of this amount and are continuing efforts to recoup the remainder of the funds. As such, $1,153 is included in Travel and other costs. In February 2021, we received an additional $250 in insurance proceeds, which will partially offset the loss.

Inflation

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the periods presented.

Liquidity and Capital Resources

As of December 31, 2020, we had cash and cash equivalents of $213,119, working capital of $205,223 and stockholders’ equity of $206,696. Net cash used in operating activities was $66,350 and $27,101 for the years ended December 31, 2020 and 2019. We incurred losses of approximately $82,169 and $32,968 for the years ended December 31, 2020 and 2019. We have not yet generated any revenues and we have not yet achieved profitability. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need to generate significant product revenues to achieve profitability. We believe that our existing cash and cash equivalents as of December 31, 2020 will enable us to fund our operating expenses and capital expenditure requirements for at least one year from the date of this Annual Report on Form 10-K.

We may obtain additional financing through sales of the Company’s equity securities, entering into strategic partnership arrangements and/or short-term borrowings from banks, stockholders or other related parties, if needed, or a combination of any of the foregoing. There are no assurances that we will be successful in obtaining an adequate level of financing as and when needed to finance our operations on terms acceptable to us or at all, particularly in light of the economic downturn and ongoing uncertainty related to the COVID-19 pandemic. If we are unable to secure adequate additional funding as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more product candidates. In addition, the magnitude and duration of the COVID-19 pandemic and its impact on our liquidity and future funding requirements is uncertain as of the filing date of this Annual Report on Form 10-K, as the pandemic continues to evolve globally. See “Risk Factors—The outbreak of COVID-19, or other pandemic, epidemic or outbreak of an infectious disease may materially and adversely impact our business, including our preclinical studies and clinical trials.” in Part I, Item 1A. of this Annual Report on Form 10-K for a further discussion of the potential impact of the COVID-19 pandemic on our business.

Sources of Liquidity

We have focused our efforts on raising capital and building the products in our pipeline. Since our inception, our operations have been financed primarily by our Parent, BioXcel, and from proceeds from the sale of equity securities. Through December 31, 2020, we have received approximately $353,337 in aggregate gross proceeds from stock issuances including our initial public offering, private placements of our common stock, and registered offerings of our common stock and an Open Market Sale Agreement (“ATM Program”). We have not yet established an ongoing source of revenue sufficient to cover our operating costs and will need to do so in future periods.

In May 2019, we entered into an Open Market Sale Agreement, or the Sale Agreement, with Jefferies LLC, or Jefferies, pursuant to which we could offer and sell up to $20,000 of our common stock, from time to time, through an “at the market offering” program under which Jefferies would act as sales agent. From May 2019 to September 2019, we sold a total of 66,193 shares for gross proceeds of $737 and net proceeds of $387. We terminated the Sale Agreement on September 22, 2019.

In September 2019, we sold in a registered offering 2,303 shares of our common stock at a public offering price of $8.25 per share for gross proceeds of $19,000 less underwriting discounts and commissions. We received net proceeds of $17,423.

In February 2020, we sold in a registered offering 2,300 shares of our common stock at a public offering price of $32.00 per share for gross proceeds of $73,600 less underwriting discounts and commissions. We received net proceeds of approximately $68,811.

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

In July 2020, we sold in a registered offering 4,000 shares of our common stock at a public offering price of $50.00 per share for gross proceeds of $200,000 less underwriting discounts and commissions. We received net proceeds of approximately $186,974.

Cash Flows

	Year Ended December 31,
(in thousands)	2020	2019
Cash provided by (used in) in thousands:
Operating activities	$(66,350)	$(27,101)
Investing activities	(316)	(870)
Financing activities	247,359	17,832

Operating Activities

Cash used in operating activities was $66,350 for the year ended December 31, 2020 and was primarily attributable to our $82,169 net loss, partially offset by $14,611 in stock-based compensation and a $3,033 increase in accounts payable and accrued expenses. This amount was partially offset by a $2,013 increase prepaid expenses and other assets.

Cash used in operating activities was $27,101 for the year ended December 31, 2019 and was primarily attributable to our $32,968 net loss, partially offset by $3,142 in stock-based compensation, $156 of depreciation and amortization and a $3,759 increased in accounts payable and accrued expenses. This amount was partially offset by a $1,190 increase in prepaid expenses.

Investing Activities

Cash used in investing activities was $316 for the year ended December 31, 2020 and was attributable to the purchase of equipment and leasehold improvements.

Cash used in investing activities was $870 for the year ended December 31, 2019 and was attributable to the purchase of equipment.

Financing Activities

Net cash provided by financing activities was $247,359 for the year ended December 31, 2020 and was primarily attributable to the net proceeds of $68,811 from our February 2020 offering combined with net proceeds of $186,974 from our July 2020 offering. Additionally, we received $598 in proceeds from the exercise of stock options. This amount was partially offset by $9,024 used for the purchase and cancellation of 300,000 shares of common stock owned by BioXcel in February 2020.

Net cash provided by financing activities was $17,810 for the year ended December 31, 2019 and was primarily attributable to the net proceeds of $17,423 from our September 2019 Offering combined with net proceeds of $387 under our former ATM Program.

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

•seek to identify, acquire, license, develop and commercialize additional product candidates;

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

We believe that our existing cash and cash equivalents as of December 31, 2020 will be sufficient to enable us to fund operating expenses and capital expenditure requirements for at least the next 12 months from the date of the issuance of the financial statements included in this Annual Report on Form 10-K and will be sufficient to fund our ongoing research and development efforts and commercialization preparation into 2022. We expect that we will need to obtain substantial additional funding in order to fund our operations. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interests of our existing stockholders may be materially diluted and the terms of these securities could include liquidation or other preferences that could adversely affect the rights of our existing stockholders. In addition, debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business. If we are unable to raise capital when needed or on attractive terms, we could be forced to significantly delay, scale back or discontinue the development or commercialization of BXCL501, BXCL701 or other product candidates, seek collaborators at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available, and relinquish or license, potentially on unfavorable terms, our rights to BXCL501, BXCL701 or other product candidates that we otherwise would seek to develop or commercialize ourselves.

Critical Accounting Policies and Estimates

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

        A description of significant accounting policies that require us to make estimates and assumptions in the preparation of our financial statements is as follows:

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation—Stock Compensation,” which requires the measurement and recognition of compensation expense based on estimated fair market values for all share-based awards made to employees and non-employee service providers, including stock options. The Company’s 2017 Equity Incentive Plan (the “2017 Plan”) became effective in August 2017. The Company’s 2020 Incentive Award Plan (the “2020 Plan”) became effective in May 2020. Following the effective date of the Company’s 2020 Plan, the Company ceased granting awards under the 2017 Plan; however the terms and conditions of the 2017 Plan continue to govern any outstanding awards granted thereunder.

The Company’s stock option awards are valued at fair value on the date of grant and that fair value is recognized over the requisite service period. The Company utilizes the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of assumptions which determine the fair value of the stock-based awards. Determining the fair value of stock-based awards at the grant date requires significant judgment, including estimating the expected term of the stock options, the expected volatility of our stock and expected dividends. Prior to the IPO, significant judgement and estimates were used to estimate the fair value of these awards, as the shares of common stock underlying these awards were not then publicly traded. Stock awards granted by the Company subsequent to its IPO are valued using market prices at the date of grant. The Company has elected to account for forfeitures as they occur, by reversing compensation cost when the award is forfeited.

The Company adopted FASB ASU 2018-07 as of January 1, 2019 which allowed non-employee options to be expensed using the adoption date fair value.

Accrued Expenses

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

We base our expenses on our estimates of the services received and level of effort in each period. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones.

In accruing expenses, we estimate the time period over which services will be performed and the level of effort to be expended in each period. The date on which some services commence, the level of services performed on or before a given dates and the cost of such services are often subjective determinations.  If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low in any particular period.

Income Taxes

We use an asset and liability approach for financial accounting and reporting of income taxes. Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax basis assets and liabilities and are measured by applying enacted rates and laws to taxable years in which differences are expected to be recovered or settled. Further, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that the rate changes. A valuation allowance is required when it is “more likely than not” that all or a portion of deferred tax assets will not be realized.

We apply the provisions of ASC 740, Income Taxes, which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return, including a decision whether to file or not file a return in a particular jurisdiction. Our financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts.

We do not have any unrecognized tax benefits as of December 31, 2020. We review all tax positions to ensure the tax treatment selected is sustainable based on its technical merits and that the position would be sustained if challenged.

Contractual Obligations and Commitments

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

The following table summarizes our contractual obligations related our 12th Floor Lease and the 12th Floor Lease Amendment at December 31, 2020 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments due by Period

		Less Than			More Than
	Total	1 year	1-3 years	3-5 years	5 years
Operating lease commitments	$1,886	$314	$1,116	$456	$—

For additional details, see “Note 12 to Financial Statements – Leases.”

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2020 or 2019, as defined under SEC rules.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. As of December 31, 2020, we had $213,119 cash and cash equivalents. Our cash and cash equivalents is primarily held in U.S. Government money market funds. We do not participate in any foreign currency hedging activities and we do not have any other derivative financial instruments. We did not recognize any significant exchange rate losses during the years ended December 31, 2020 and 2019, respectively.

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

Capital Market Risk. We currently have no product revenues and depend on funds raised through other sources. One source of funding is through future debt or equity offerings. Our ability to raise funds in this manner depends upon, among other things, capital market forces affecting our stock price, and on the state of the capital markets generally.

Item 8. Financial Statements and Supplementary Data

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K and incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures are effective at the reasonable assurance level.

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

Management took immediate action to remediate the material weakness, including enhancing and formalizing cash disbursement controls to prevent and timely detect unauthorized cash disbursements and significantly enhancing our information technology infrastructure and security measures. We have also added additional members to the finance and information technology teams with greater experience in the area of internal controls and security. Management has concluded that the material was remediated during the fourth quarter of 2020 and, based on management’s assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control–Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission, concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

Except for the remediation efforts described above taken to address the material weakness, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to our annual meeting of stockholders to be held in 2021 (the “2021 Annual Meeting of Stockholders”), which we intend to file with the SEC within 120 days of the year ended December 31, 2020.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2021 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the year ended December 31, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2021 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the year ended December 31, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2021 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the year ended December 31, 2020.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2021 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the year ended December 31, 2020.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:
(1)	Financial Statements:

(2)	Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(3)	Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-38410	3.1	3/13/2018

3.2	Amended and Restated Bylaws	8-K	001-38410	3.2	3/13/2018

4.1	Description of the Registrant’s Securities Registered Under Section 12 of the Exchange Act	10-K	001-38410	4.1	3/09/2020

4.2	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-222990	4.2	2/26/2018

10.1	Stock Purchase Agreement, dated February 18, 2020, between BioXcel Corporation and BioXcel Therapeutics, Inc.	8-K	001-38410	10.1	2/21/2020

10.2^	Second Amended and Restated Separation and Shared Services Agreement, dated March 6, 2020, by and between BioXcel Corporation and BioXcel Therapeutics, Inc.	10-K	001-38410	10.2	3/09/2020
10.3#	First Amendment to Second Amended and Restated Separation and Shared Services Agreement, dated March 3, 2021, by and between BioXcel LLC and BioXcel Therapeutics Inc.					*

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.4#	Amended and Restated Asset Contribution Agreement, effective November 7, 2017, by and between BioXcel Corporation and BioXcel Therapeutics, Inc.	S-1/A	333-222990	10.2	2/12/2018

10.5	Lease Agreement, dated as of August 20, 2018, by and between Fusco Harbour Associates, LLC, as Landlord, and BioXcel Therapeutics, Inc., as Tenant	8-K	001-38410	10.1	8/23/2018

10.6	First Amendment, dated August 19, 2020, to Lease Agreement, dated as of August 20, 2018, by and between Fusco Harbour Associates, LLC, as Landlord, and BioXcel Therapeutics, Inc., as Tenant.	10-Q	001-38410	10.1	11/12/2020
10.7†	2017 Equity Incentive Plan	S-1/A	333-222990	10.3	2/12/2018

10.8†	Form of Incentive Stock Option Agreement under the 2017 Equity Incentive Plan	S-1/A	333-222990	10.4	2/12/2018

10.9†	Form of Non-Statutory Stock option Agreement under the 2017 Equity Incentive Plan	S-1/A	333-222990	10.5	2/12/2018

10.10†	BioXcel Therapeutics, Inc. 2020 Incentive Award Plan and forms of award agreements thereunder	10-Q	001-38410	10.1	8/14/2020

10.11†	BioXcel Therapeutics, Inc. 2020 Employee Stock Purchase Plan	10-Q	001-38410	10.2	8/14/2020

10.12†	Form of Indemnification Agreement with directors and executive officers	S-1/A	333-222990	10.6	2/12/2018

10.13†	Employment Agreement, dated March 7, 2018 by and between BioXcel Therapeutics, Inc. and Vimal Mehta	8-K	001-38410	10.1	3/13/2018

10.14†	Employment Agreement, dated February 12, 2018, by and between BioXcel Therapeutics, Inc. and Frank Yocca	S-1/A	333-222990	10.11	2/12/2018

10.15†	Employment Agreement, effective October 2, 2017, by and between BioXcel Therapeutics, Inc. and Richard Steinhart	S-1/A	333-222990	10.12	2/12/2018

10.16†	Employment Agreement, dated June 1, 2018, by and between BioXcel Therapeutics, Inc. and Dr. Vincent O’Neill, M.D.	8-K	001-38410	10.1	6/07/2018

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.17†	Employment Agreement between William Kane and BioXcel Therapeutics, Inc., dated May 15, 2020.	10-Q	001-38410	10.3	8/14/2020

10.18†	Employment Agreement between Reina Benabou and BioXcel Therapeutics, Inc., dated June 21, 2020.	10-Q	001-38410	10.4	8/14/2020

10.19†	Employment Agreement between Javier Rodriguez and BioXcel Therapeutics, Inc., dated February 15, 2021.					*

10.20†	Non-Employee Director Compensation Program	10-Q	001-38410	10.1	5/12/2020

21.1	Subsidiaries of BioXcel Therapeutics, Inc.					*

23.1	Consent of BDO USA, LLP					*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

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

Item 16. Form 10-K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BioXcel Therapeutics, Inc.

Dated: March 12, 2021	By:
/s/ Vimal Mehta
Vimal Mehta
Chief Executive Officer
(Principal Executive Officer)

Dated: March 12, 2021	By:
/s/ Richard Steinhart
Richard Steinhart, Chief Financial Officer
(Principal Financial Officer)

11
Signature	Title	Date

/s/ VIMAL MEHTA Vimal Mehta, Ph.D.	Chief Executive Officer, President, and Director (Principal Executive Officer)	March 12, 2021
/s/ RICHARD STEINHART Richard Steinhart	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 12, 2021
/s/ PETER MUELLER Peter Mueller, Ph.D.	Chairman of the Board of Directors	March 12, 2021
/s/ JUNE BRAY June Bray	Director	March 12, 2021
/s/ SANDEEP LAUMAS Sandeep Laumas, M.D.	Director	March 12, 2021

/s/ KRISHNAN NANDABALAN Krishnan Nandabalan, Ph.D.	Director	March 12, 2021

/s/ MICHAL VOTRUBA Michal Votruba	Director	March 12, 2021

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

BioXcel Therapeutics, Inc.

New Haven, CT

Opinion on the Financial Statements

We have audited the accompanying balance sheets of BioXcel Therapeutics, Inc. (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ BDO USA, LLP

We have served as the Company's auditor since 2017.

Stamford, Connecticut

March 12, 2021

BIOXCEL THERAPEUTICS, INC.

BALANCE SHEETS

(amounts in thousands, except per share amounts)

	December 31,	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$213,119	$32,426
Prepaid expenses and other current assets	3,946	1,681
Total current assets	217,065	34,107
Property and equipment, net	1,273	1,041
Operating lease right-of-use asset	1,511	1,193
Other assets	87	51
Total assets	$219,936	$36,392

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,979	$4,953
Accrued expenses	7,469	3,120
Due to Parent	157	64
Other current liabilities	237	331
Total current liabilities	11,842	8,468
Long-term portion of operating lease liability	1,398	1,029
Total liabilities	13,240	9,497

Commitments and contingencies (Note 13)
Stockholders' equity
Common stock, $0.001 par value, 50,000 shares authorized; 24,417 and 18,087 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	24	18
Additional paid-in-capital	345,529	83,565
Accumulated deficit	(138,857)	(56,688)
Total stockholders' equity	206,696	26,895
Total liabilities and stockholders' equity	$219,936	$36,392

The accompanying notes are an integral part of these financial statements.

BIOXCEL THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

(amounts in thousands, except per share amounts)

	Year Ended December 31,
	2020	2019
Revenues	$—	$—

Operating expenses
Research and development	57,995	25,797
General and administrative	24,302	7,804
Total operating expenses	82,297	33,601
Loss from operations	(82,297)	(33,601)
Other income (expense)
Dividend and interest income	155	653
Interest expense	(27)	(20)
Net loss	$(82,169)	$(32,968)
Net loss per share - basic and diluted	$(3.79)	$(2.02)
Weighted average shares outstanding - basic and diluted	21,683	16,289

The accompanying notes are an integral part of these financial statements.

BIOXCEL THERAPEUTICS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(amounts in thousands)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of January 1, 2019	15,663	$16	$62,593	$(23,720)	$38,889
Issuance of common shares, net of issuance costs of $1,991	2,369	2	17,808	—	17,810
Stock-based compensation	—	—	3,142	—	3,142
Exercise of stock options	55	—	22	—	22
Net loss	—	—	—	(32,968)	(32,968)
Balance as of December 31, 2019	18,087	$18	$83,565	$(56,688)	$26,895
Issuance of common shares, net of issuance costs of $17,815	6,300	6	255,779	—	255,785
Purchase and cancellation of shares from BioXcel Corporation	(300)	—	(9,024)	—	(9,024)
Stock-based compensation	—	—	14,611	—	14,611
Exercise of stock options	330	—	598	—	598
Net loss	—	—	—	(82,169)	(82,169)
Balance as of December 31, 2020	24,417	$24	$345,529	$(138,857)	$206,696

The accompanying notes are an integral part of these financial statements.

BIOXCEL THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(82,169)	$(32,968)
Reconciliation of net loss to net cash used in operating activities
Depreciation and amortization	188	156
Stock-based compensation expense	14,611	3,142
Changes in operating assets and liabilities:
Prepaid expenses, other assets and right of use assets	(2,013)	(1,190)
Accounts payable, accrued expenses, lease liabilities and other liabilities	3,033	3,759
Net cash used in operating activities	(66,350)	(27,101)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and leasehold improvements	(316)	(870)
Net cash used in investing activities	(316)	(870)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	255,785	17,810
Purchase and cancellation of shares from BioXcel Corporation	(9,024)	—
Exercise of options	598	22
Net cash provided by financing activities	247,359	17,832

Net increase (decrease) in cash and cash equivalents	180,693	(10,139)
Cash and cash equivalents, beginning of the period	32,426	42,565
Cash and cash equivalents, end of the period	$213,119	$32,426

Supplemental cash flow information:
Interest paid	$27	$62
Purchases of equipment and leasehold improvements in accounts payable and accrued expense	104	—
Operating right of use lease assets obtained in exchange for operating lease liabilities	606	—
Operating lease right of use asset and liability (non-cash adoption balances)	—	1,308

The accompanying notes are an integral part of these financial statements.

BIOXCEL THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Note 1. Nature of the Business

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

The Company incurred losses of $82,169 and $32,968 for the years ended December 31, 2020 and 2019, respectively. The Company had an accumulated deficit of $138,857 as of December 31, 2020. The Company has funded its operations primarily through the sale of equity securities.

Certain reclassifications have been made to the prior year financial information to conform to the current period presentation. These reclassifications had no effect on the reported results of operations.

Impact of COVID-19 Pandemic

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. As of December 31, 2020, and 2019, cash equivalents were comprised primarily of money market funds. Cash and cash equivalents held at financial institutions may at times exceed federally insured amounts. We believe we mitigate such risk by investing in or through major financial institutions.

Property and Equipment

Property and equipment are recorded at cost and depreciated and amortized over the shorter of their remaining lease term or their estimated useful life on a straight-line basis as follows:

Equipment 3-5 years

Furniture 7 years

Leasehold improvements Lesser of life of improvement or lease term

Expenditures for maintenance and repairs which do not improve or extend the useful lives of respective assets are expensed as incurred. When assets are sold or retired, the related cost and accumulated depreciation are removed from their respective accounts and any resulting gain or loss is include income (loss) from operations.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation—Stock Compensation,” which requires the measurement and recognition of compensation expense based on estimated fair market values for all share-based awards made to employees and directors, including stock options. The Company’s 2017 Equity Incentive Plan became effective in August 2017. The Company’s 2020 Stock Plan became effective in May 2020. Following the effective date of the Company's 2020 Stock Plan, the Company ceased granting awards under the 2017 Plan, however the terms and conditions of the 2017 Plan continue to govern any outstanding awards granted thereunder.

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

Research and Development Costs

Research and development expenses include wages, benefits, facilities, supplies, external services, clinical study and manufacturing costs and other expenses that are directly related to the Company’s research and development activities. At the end of the reporting period, the Company compares payments made to third party service providers to the estimated progress toward completion of the research or development objectives. Depending on the timing of payments to the service providers and the progress that the Company estimates has been made as a result of the service provided, the Company may record net prepaid or accrued expense relating to these costs. Such estimates are subject to change as additional information becomes available. The Company expenses research and development costs as incurred.

Patent Costs

Costs related to filing and pursuing patent applications are expensed as incurred as general and administrative costs as recoverability of such expenditures is uncertain.

Fair Value of Financial Instruments

The Company applies the provisions of ASC 820, “Fair Value Measurements and Disclosures” for financial assets and liabilities measured on a recurring basis which requires disclosure that establishes a framework for measuring fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources, or observable inputs, and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances, or unobservable inputs. The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). ASC 820 requires that fair value measurements be classified and disclosed in one of three categories:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2: Directly or indirectly observable inputs as of the reporting date through correlation with market data, including quoted prices for similar assets and liabilities in active markets and quoted prices in markets that are not active. Level 2 also includes assets and liabilities that are valued using models or other pricing methodologies that do not require significant judgment since the input assumptions used in the models, such as interest rates and volatility factors, are corroborated by readily observable data from actively quoted markets for substantially the full term of the financial instrument.

Level 3: Unobservable inputs that are supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as considering counterparty credit risk in its assessment of fair value.

The carrying amounts of cash and accounts payable approximate fair value due to the short-term nature of these instruments.

Earnings (Loss) per Share

Basic earnings (loss) per share (“EPS”) is calculated in accordance with ASC 260, “Earnings Per Share,” by dividing net income or loss attributable to common stockholders by the weighted average common stock outstanding. Diluted EPS is calculated by adjusting weighted average common shares outstanding for the dilutive effect of common stock options and warrants. In periods in which a net loss is recorded, no effect is given to potentially dilutive securities, since the effect would be antidilutive. Securities that could potentially dilute basic EPS in the future were not included in the computation of diluted EPS because to do so would have been antidilutive.

Segment Information

The Company operates in a single segment. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker in making decisions regarding resource allocation and assessing performance. To date, our chief operating decision maker has made such decisions and assessed performance at the company level as one segment.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic: 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU No. 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. Key provisions include (i) the removal of separation models in ASC 470-20 for convertible instruments; (ii) expanded disclosures about the terms and features of convertible instruments; (iii) removed certain conditions for equity classification; and (iv) updated earnings per share calculation with respects to convertible instruments, share settlement presumption, down round features and the earnings per share denominator. ASU No. 2020-06 is effective for annual and interim reporting periods beginning after December 15, 2021, and the guidance is to be applied using the full or modified retrospective approach. Earlier adoption is permitted for annual and interim reporting periods beginning after December 15, 2020. The Company does not expect that the adoption of ASU No. 2020-06 new guidance will have a material impact on the Company’s financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) which amends the existing guidance relating to the accounting for income taxes. ASU No. 2019-12 is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles of accounting for income taxes and to improve the consistent application of GAAP for other areas of accounting for income taxes by clarifying and amending existing guidance. ASU No. 2019-12 is effective for fiscal years beginning after December 15, 2020. The Company does not expect that the adoption of ASU No. 2019-12 will have a material impact on the Company’s financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That

Is a Service Contract. We adopted this standard effective January 1, 2020 on a prospective basis. ASU No. 2018-15 requires that certain implementation costs for cloud computing arrangements are capitalized and amortized over the term of associated hosted cloud computing arrangement service and that capitalized implementation costs are classified in prepaid expenses and other assets. ASO No. 2018-15 also provides classification guidance on these implementation costs as well as additional quantitative and qualitative disclosures. The adoption of ASU No. 2018-15 did not have an effect on the Company’s financial statements.

Note 4. Financing Activities

In May 2019, the Company entered into an Open Market Sale Agreement (the “Sale Agreement”) with Jefferies LLC (“Jefferies”) pursuant to which the Company could offer and sell shares of its common stock, par value $0.001 per share (the “Common Stock”), having an initial offering price no greater than $20.0 million (the “Shares”), from time to time, through an “at the market offering” program under which Jefferies will act as sales agent. The Company sold 66 shares under the Sale Agreement for proceeds of $387, net of issuance costs of $350. The Sale Agreement was terminated by the Company on September 22, 2019.

In September 2019, the Company entered into an underwriting agreement with several underwriters in connection with the issuance and sale by the Company in a public offering of 2,303 shares of the Company’s common stock at a public offering price of $8.25 per share, less underwriting discounts and commissions, pursuant to an effective shelf registration statement on Form S-3 (Registration No. 333-230674) and a related prospectus supplement filed with the SEC (the “September 2019 Offering”). The September 2019 Offering closed on September 30, 2019. The Company received proceeds of approximately $17,423, net of issuance costs of $1,577 from the September 2019 Offering.

In February 2020, the Company sold in a registered offering 2,300 shares of its common stock at a public offering price of $32.00 per share. The Company received proceeds of $68,811, net of issuance costs of $4,789. The Company used $9,024 of the proceeds to purchase and cancel 300 shares of common stock from BioXcel.

In July 2020, the Company sold in a registered offering 4,000 shares of its common stock at a public offering price of $50.00. The Company received proceeds of approximately $186,974, net of issuance costs of $13,026. Under the terms of the Underwriting Agreement entered into by the Company in connection with the July 2020 offering, certain stockholders of the Company granted the underwriters an option exercisable for thirty days to purchase up to an additional 600 shares of common stock at the public offering price less underwriting discounts and commissions, which was not exercised. The Company intends to use the net proceeds of the offering to fund ongoing clinical trials, commercialization preparation and for general corporate purposes.

Note 5. Transactions with BioXcel

The Company has entered into the Amended and Restated Asset Contribution Agreement, pursuant to which BioXcel agreed to contribute BioXcel’s rights, title and interest in BXCL501, BXCL701, BXCL502 and BXCL702, and all of the assets and liabilities associated in consideration for (i) 9,480 shares of our common stock, (ii) $1,000 upon completion of an initial public offering, (iii) $500 upon the later of the 12 month anniversary of an initial public offering and the first dosing of a patient in the bridging bioavailability/ bioequivalence study for the BXCL501 program, (iv) $500 upon the later of the 12 month anniversary of an initial public offering and the first dosing of a patient in the Phase 2 proof of concept open label monotherapy or combination trial with Keytruda for the BXCL701 program and (v) a one-time payment of $5,000 within 60 days after the achievement of $50,000 in cumulative net sales of any product or combination of products resulting from the development and commercialization of any one of the Candidates or a product derived therefrom. Upon the completion of the Company’s IPO in March 2018, $1,000 was charged to Research and Development costs in connection with (ii) above and was paid on April 5, 2018. The Company paid $500 to BioXcel in connection with (iii) above in April 2019. In July 2019, the Company completed the first dosing of a patient in the combination trial of BXCL701 with Keytruda, and as a result the Company paid $500 to BioXcel in connection with (iv) above in July 2019.

The Company entered into a Separation and Shared Services Agreement with BioXcel that took effect on June 30, 2017, as amended and restated, or the Services Agreement, pursuit to which services provided by BioXcel through its subsidiaries in India and the United States will continue indefinitely, as agreed upon by the parties. These services are primarily for drug discovery, chemical, manufacturing and controls cost, and administrative support. Service charges recorded under this agreement were $1,262 and $862 for the years ended December 31, 2020 and 2019, respectively.

Under the Services Agreement, the Company has an option, exercisable until March 12, 2023, to enter into a collaborative services agreement with BioXcel pursuant to which BioXcel shall perform product identification and related services for us utilizing EvolverAI. The parties are obligated to negotiate the collaborative services agreement in good faith and to incorporate reasonable market-based terms, including consideration for BioXcel reflecting a low, single-digit royalty on net sales and reasonable development and commercialization milestone payments, provided that (i) development milestones shall not exceed $10 million in the aggregate and not be payable prior to proof of concept in humans and (ii) commercialization milestones shall be based on reaching annual net sales levels, be limited to 3% of the applicable net sales level, and not exceed $30 million in the aggregate. BioXcel shall continue to make such product identification and related services available to us at least September 30, 2024.

The Company paid $9,024 in February 2020 for the purchase and subsequent cancellation of 300 shares owned by BioXcel.

Note 6. Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is calculated in accordance with ASC 260, “Earnings Per Share,” by dividing net income or loss attributable to common stockholders by the weighted average common stock outstanding. Diluted EPS is calculated by adjusting weighted average common shares outstanding for the dilutive effect of common stock options and warrants. In periods in which a net loss is recorded, no effect is given to potentially dilutive securities, since the effect would be antidilutive. Securities that could potentially dilute basic EPS in the future were not included in the computation of diluted EPS because to do so would have been antidilutive. The calculations of basic and diluted net loss per share are as follows (in thousands, except per share amounts):

	Year Ended
	December 31,
	2020	2019
Net loss (numerator)	$(82,169)	$(32,968)
Weighted-average share, in thousands (denominator)	21,683	16,289
Basic and diluted net loss per share	$(3.79)	$(2.02)

Note 7. Property and Equipment, net

A summary of property and equipment is as follows:

	December 31,	December 31,
	2020	2019
Computers and related equipment	$260	$229
Furniture	369	344
Leasehold improvements	650	642
Work in Process	356	—
	1,635	1,215
Accumulated depreciation	(362)	(174)
	$1,273	$1,041

Depreciation expense was $188 and $155 for the years ended December 31, 2020 and 2019, respectively.

Note 8. Accrued Expenses

Accrued expenses consist of the following:

	December 31, 2020	December 31, 2019

Research and development expenses	$3,264	$1,215
Accrued compensation and benefits	2,066	1,570
Accrued professional expenses	1,288	266
Accrued taxes	697	-
Other accrued expenses	154	69
	$7,469	$3,120

Note 9. Capital Structure

Authorized Capital

The Company is authorized to issue up to 10,000 preferred shares with a par value of $0.001 per share of which no shares were issued and outstanding as of December 31, 2020 and 2019.

The Company is authorized to issue up to 50,000 shares of common stock with a par value of $0.001 per share. The Company had 24,417 and 18,087 shares of common stock outstanding as of December 31, 2020 and December 31, 2019, respectively.

Description of Common Stock

Each share of common stock has the right to one vote. The holders of common stock are entitled to dividends when funds are legally available and when declared by the board of directors.

Note 10. Stock-Based Compensation

2017 Equity Incentive Plan

The Company’s 2017 Equity Incentive Plan (the “2017 Plan”) became effective in August 2017. Following the effective date of the Company's 2020 Plan (as defined below), the Company ceased granting awards under the 2017 Plan, however the terms and conditions of the 2017 Plan continue to govern any outstanding awards granted thereunder.

2020 Incentive Award Plan

The Company’s 2020 Incentive Award Plan (the “2020 Plan”) was approved and became effective at the Company’s 2020 annual meeting of Shareholders on May 20, 2020 and unless, earlier terminated by the Board of Directors, will remain in effect until March 26, 2030. The 2020 Plan originally authorized for issuance the sum of (i) 911 shares of the Company’s common stock authorized for issuance and (ii) 233 shares of the Company’s common stock, which represents the number of shares that remained available for issuance under the 2017 Plan as of immediately prior to the approval of the 2020 Plan by the Company’s shareholders. Any shares of Common Stock which, as of immediately prior to the approval of the 2020 Plan by the Company’s stockholders, were subject to awards granted under the 2017 Plan that are forfeited or lapse unexercised and are not issued under the 2017 Plan will increase the number of shares of common stock available for grant under the 2020 Plan. In addition, the number of shares available for issuance under the 2020 Plan will increase on the first day of each calendar year beginning January 1, 2021 and ending on and including January 1, 2030 by a number of shares equal to the lesser of (A) 4% of the aggregate number of shares of the Company’s common stock outstanding on the final day of the immediately preceding calendar year and (B) such smaller number of shares of common stock as is determined by the Board of Directors. On January 1, 2021, the shares available for issuance under the 2020 Plan increased by 977 shares.

Options granted under the 2020 Plan have a term of ten years with the vesting schedule determined by the Board of Directors, which is generally four years.

As of December 31, 2020, there were 158 shares available to be granted under the 2020 Plan.

A summary of the status of the Company’s stock option activity for the year ended December 31, 2020 is presented below (in thousands, except per share amounts):

	Number	Weighted Average
	of	Exercise
	Shares	Price per Share
Outstanding as of January 1, 2020	3,058	$3.26
Granted	1,149	$46.26
Forfeited	(63)	$12.37
Cancelled	(1)	$9.20
Exercises	(345)	$2.82
Outstanding as of December 31, 2020	3,798	$16.15

Options vested and exercisable as of December 31, 2020	2,275	$2.69

As of December 31, 2020, the intrinsic value of options outstanding was $117,298. The intrinsic value for stock options is calculated based on the difference between the exercise prices of the underlying awards and the quoted stock price of the Company’s common stock as of the reporting date.

The total intrinsic value of stock options exercised for the years ended December 31, 2020 and 2019 was $11,629 and $565, respectively.

The weighted average grant date fair value of options granted in 2020 and 2019 was $32.71 and $9.68, respectively.

The weighted average grant date fair value of options vested at December 31, 2020 was $2.61.

The weighted average remaining contractual life is 6.9 years for options exercisable.

Stock-Based Compensation

The fair value of options granted during the years ended December 31, 2020 and 2019 was estimated using the Black-Scholes option-pricing model with the following assumptions.

	For the					For the
	Year Ended					Year Ended
	December 31, 2020					December 31, 2019
Expected Term	5.50	years	-	6.25	years	5.50	years	-	6.25	years
Expected stock price volatility	79.02%		-	86.71%		78.53%		-	79.42%
Risk-free rate of interest	0.33%		-	2.34%		1.54%		-	2.50%
Expected dividend	0.0%		-	0.0%		0.0%		-	0.0%

Prior to the Company’s IPO, it did not have a history of market prices of its common stock and, as such, volatility is estimated using historical volatilities of similar public companies. The expected term of the employee awards is estimated based on the simplified method, which calculates the expected term based upon the midpoint of the term of the award and the vesting period. The Company uses the simplified method because it does not have sufficient option exercise data to provide a reasonable basis upon which to estimate the expected term. The expected dividend yield is 0% as the Company has no history of paying dividends nor does management expect to pay dividends over the contractual terms of these options. The risk-free interest rates are based on the United States Treasury yield curve in effect at the time of grant, with maturities approximating the expected term of the stock options.

The Company recognized stock-based compensation expense of $14,590 and $3,070 for the years ended December 31, 2020 and 2019, respectively.

Unrecognized compensation expense related to unvested awards as of December 31, 2020 was $24,599 and will be recognized over the remaining vesting periods of the underlying awards. The weighted-average period over which such compensation is expected to be recognized is 1.7 years.

BioXcel Charges

BioXcel has granted stock options to Company employees under its own Equity Incentive Plan (“BioXcel Plan”). Stock-based compensation expense from the BioXcel Plan is allocated to the Company over the period over which those stock option awards vest and are based the on the percentage of time spent on Company activities compared to BioXcel activities. The BioXcel stock option awards are valued at fair value on the date of grant and that fair value is recognized over the requisite service period. The estimated fair value of these BioXcel stock option awards was determined using the Black Scholes option pricing model on the date of grant. Significant judgment and estimates were used to estimate the fair value of these awards, as they are not publicly traded.

Stock-based compensation expense, net of forfeitures, recognized by the Company in its statements of operations related to BioXcel equity awards totaled approximately $21 and $72 for the years ended December 31, 2020 and 2019, respectively.

Total stock-based compensation charges were approximately $14,611 and $3,142 for the years ended December 31, 2020 and 2019, respectively. The Company charged $6,020 and $8,591 to research and development and general and administrative expense for the year ended December 31, 2020, respectively. The Company charged $1,791 and 1,351 to research and development and general and administrative expense for the year ended December 31, 2019, respectively.

2020 Employee Stock Purchase Plan

The Company’s 2020 Employee Stock Purchase Plan (the “ESPP”) was also approved and became effective at the Company’s 2020 annual meeting of Shareholders on May 20, 2020. The ESPP is designed to assist eligible employees of the Company with the opportunity to purchase the Company’s common stock at a discount through accumulated payroll deductions during successive offering periods. The aggregate number of Shares that may be issued pursuant to rights granted under the ESPP is 100 shares of common stock. In addition, the number of shares available for issuance under the ESPP will increase on the first day of each calendar year beginning on January 1, 2021 and ending on and including January 1, 2030 by a number of shares of common stock equal to the lesser of (a) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as determined by the Board. The number of shares that may be issued or transferred pursuant to rights granted under the component of the ESPP that is intended to qualify for favorable U.S. federal tax treatment under Section 423 of the Internal Revenue Code (the “Section 423 Component”) shall not exceed 500 shares. The purchase price will be determined by the administrator of the ESPP and, for purposes of the Section 423 Component, shall not be less than 85% of the fair market value of a share on the first trading day or on the last trading day of the applicable offering period, whichever is lower. On January 1, 2021, the shares available for issuance under the 2020 ESPP increased by 244 shares. To date, no shares have been sold under the ESPP.

Note 11. Leases

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

The future minimum annual lease payments under these operating leases as of December 31, 2020 are as follows:

Year ending December 31,	Amount
2021	314
2022	363
2023	372
2024	381
2025	391
Thereafter	64
Total lease payments	1,885
Less imputed interest	(250)
Total lease liability	1,635
Less current portion of lease liability	(237)
Long-term portion operating lease liability	$1,398

The current portion of the Company’s operating lease liability of $237 as of December 31, 2020 is included in other current liabilities on the balance sheet.

The Company recorded lease expense related to its operating lease right-of-use asset of $345 and $155 for the years ended December 31, 2020 and 2019, respectively.

The Company has an option to renew the lease for one additional five-year term at 95% of the then-prevailing market rates but not less than the rental rate at the end of the initial lease term.

Note 12. Commitments and Contingencies

From time to time, in the ordinary course of business, the Company may be subject to litigation and regulatory examinations as well as information gathering requests, inquiries and/or investigations. The Company is not currently subject to any matters where it believes there is a reasonable possibility that a material loss may be incurred. As of December 31, 2020, there were no matters which would have a material impact on the Company’s financial results.

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

The significant components of the Company’s net deferred tax assets at December 31, 2020 and 2019 are shown below. In determining the realizability of the Company’s net deferred tax asset, the Company considered numerous factors, including historical profitability, estimated future taxable income, and the industry in which it operates. Based on this information the Company has provided a valuation allowance for the full amount of its net deferred tax asset because the Company has determined that it is more likely than not that it will not be realized.

	2020	2019
Federal net operating losses	$8,547	$3,445
State net operating losses	2,411	972
Stock based compensation	3,998	860
Federal and state tax credits	4,895	1,254
Capitalized research and development costs	21,249	8,288
Accrued expense	599	419
Depreciation	(11)	3
Lease Accounting - ROU	(407)	(310)
Lease Accounting - Liability	440	321
	41,721	15,252
Less: valuation allowance	(41,721)	(15,252)
Net deferred tax assets	$—	$—

A reconciliation between the Company’s effective tax rate and the federal statutory rate for the years ended December 31, 2020 and 2019 are as follows:

	2020	2019
Federal statutory rate	21.0%	21.0%
Stock based compensation	0.9%	(1.4)%
Federal and state credits	3.7%	2.7%
State taxes	6.8%	5.0%
Other	(0.2)	—
Valuation allowance	(32.2)%	(27.3)%
	—%	0.0%

At December 31, 2020, the Company had approximately $40,700 of gross federal and $40,700 of gross state net operating loss carry-forwards. If not utilized, the federal and state net operating loss carry-forwards will begin to expire in 2037. The federal net operating loss of 38,100 incurred after December 31, 2017 will be carried forward indefinitely. The utilization of such net operating loss carry-forwards and realization of tax benefits in future years depends predominantly upon having taxable income. The Company also has approximately $4,324 of federal research and development credits which will begin to expire in 2037 if not utilized. Our NOLs or credits may also be impaired under state law.

On March 27, 2020, the Coronavirus Aid Relief and Economic Security (“CARES”) Act was signed into law.  The Act contains several new or changed income tax provisions, including but not limited to the following: increased limitation threshold for determining deductible interest expense, class life changes to qualified improvements (in general, from 39 years to 15 years) and the ability to carry back net operating losses incurred from tax years 2018 through 2020 up to the five preceding tax years.  Most of these provisions are either not applicable or have no material effect on the Company.

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

Entities are also required to evaluate, measure, recognize and disclose any uncertain income tax provisions taken on their income tax returns. The Company has analyzed its tax positions and has concluded that as of December 31, 2020 there were no uncertain positions. Interest and penalties, if any, as they relate to income taxes assessed, are included in the income tax provision. There was no income tax related interest and penalties included in the income tax provision. The Company's U.S. federal and state net operating losses have occurred since its inception in 2017 and as such, tax years subject to potential tax examination could apply from that date because the utilization of net operating losses from prior years opens the relevant year to audit by the IRS and/or state taxing authorities.