Form 10-Q
period 2021-03-31
BioXcel Therapeutics, Inc.
filed 2021-05-10
CIK 1720893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

⌧ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding at May 5, 2021 was 24,631,989.

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

BIOXCEL THERAPEUTICS, INC.

BALANCE SHEETS

(amounts in thousands)

	March 31,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$194,015	$213,119
Prepaid expenses and other current assets	2,768	3,946
Total current assets	196,783	217,065
Property and equipment, net	1,533	1,273
Operating lease right-of-use asset	1,440	1,511
Other assets	633	87
Total assets	$200,389	$219,936

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$5,310	$3,979
Accrued expenses	6,528	7,469
Due to Parent	211	157
Other current liabilities	275	237
Total current liabilities	12,324	11,842
Long-term portion of operating lease liability	1,328	1,398
Total liabilities	13,652	13,240

Commitments and contingencies (Note 11)
Stockholders' equity
Common stock, $0.001 par value, 50,000 shares authorized; 24,631 and 24,417 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	25	24
Preferred stock, $0.001 par value, 10,000 shares authorized; no shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	—	—
Additional paid-in-capital	351,945	345,529
Accumulated deficit	(165,233)	(138,857)
Total stockholders' equity	186,737	206,696
Total liabilities and stockholders' equity	$200,389	$219,936

The accompanying notes are an integral part of these financial statements.

BIOXCEL THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues	$—	$—

Operating expenses
Research and development	14,741	12,371
General and administrative	11,638	2,625
Total operating expenses	26,379	14,996
Loss from operations	(26,379)	(14,996)
Other income (expense)
Interest income	10	91
Interest expense	(7)	(6)
Net loss and comprehensive loss	$(26,376)	$(14,911)
Basic and diluted net loss per share attributable to common stockholders	$(1.08)	$(0.79)
Weighted average shares outstanding - basic and diluted	24,524	18,968

The accompanying notes are an integral part of these financial statements.

BIOXCEL THERAPEUTICS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(amounts in thousands)

(unaudited)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2019	18,087	$18	$83,565	$(56,688)	$26,895
Issuance of common stock, net of issuance costs of $4,789	2,300	2	68,809	—	68,811
Purchase and cancellation of shares from BioXcel Corporation	(300)	—	(9,024)	—	(9,024)
Stock-based compensation	—	—	776	—	776
Exercise of stock options	95	—	39	—	39
Net loss	—	—	—	(14,911)	(14,911)
Balance as of March 31, 2020	20,182	$20	$144,165	$(71,599)	$72,586

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2020	24,417	$24	$345,529	$(138,857)	$206,696
Stock-based compensation	—	—	5,565	—	5,565
Exercise of stock options	214	1	851	—	852
Net loss	—	—	—	(26,376)	(26,376)
Balance as of March 31, 2021	24,631	$25	$351,945	$(165,233)	$186,737

The accompanying notes are an integral part of these financial statements.

BIOXCEL THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three months ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,376)	$(14,911)
Reconciliation of net loss to net cash used in operating activities
Depreciation and amortization	65	47
Stock-based compensation expense	5,565	776
Changes in operating assets and liabilities:
Prepaid expenses, other assets and right of use assets	703	(1,838)
Accounts payable, accrued expenses, lease liabilities and other liabilities	403	3,769
Net cash used in operating activities	(19,640)	(12,157)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and leasehold improvements	(316)	(16)
Net cash used in investing activities	(316)	(16)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	—	68,811
Purchase and cancellation of shares from BioXcel Corporation	—	(9,024)
Exercise of stock options	852	39
Net cash provided by financing activities	852	59,826

Net increase (decrease) in cash and cash equivalents	(19,104)	47,653
Cash and cash equivalents, beginning of the period	213,119	32,426
Cash and cash equivalents, end of the period	$194,015	$80,079

Supplemental cash flow information:
Interest paid	$—	$3
Purchases of equipment and leasehold improvements in accounts payable and accrued expense	9	—

The accompanying notes are an integral part of these financial statements.

BIOXCEL THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except per share amounts)

(unaudited)

Note 1. Nature of the Business

BioXcel Therapeutics, Inc. is a clinical stage biopharmaceutical company focused on drug development that utilizes artificial intelligence to identify improved therapies in neuroscience and immuno-oncology. BTI's drug re-innovation approach leverages existing approved drugs and/or clinically validated product candidates together with big data and proprietary machine learning algorithms to identify new therapeutic indices. BTI's two most advanced clinical development programs are BXCL501, a proprietary, orally dissolving, thin film formulation of the adrenergic receptor agonist dexmedetomidine (“Dex”), for the treatment of agitation and opioid withdrawal symptoms, and BXCL701, an orally administered, systemic innate immune activator for the treatment of aggressive forms of prostate cancer and advanced solid tumors that are refractory or treatment naïve to checkpoint inhibitors.

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

The Company incurred losses of $26,376 and $14,911 for the quarters ended March 31, 2021 and 2020, respectively. The Company had an accumulated deficit of $165,233 as of March 31, 2021. The Company has funded its operations primarily through the sale of equity securities.

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

Note 2. Basis of Presentation

The accompanying unaudited financial statements do not include all of the information and footnotes required by GAAP. The accompanying year-end balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2021, the results of its operations for the three months ended March 31, 2021 and 2020 and its cash flows for the three months ended March 31, 2021 and 2020, respectively. The results for the three months ended March 31, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods or any future year or period. The accompanying unaudited financial statements of the Company should be read in conjunction with the audited financial statements and notes as of and for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2021.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. As of March 31, 2021, cash equivalents were comprised primarily of money market funds. Cash and cash equivalents held at financial institutions may at times exceed federally insured amounts. We believe we mitigate such risk by investing in or through major financial institutions.

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

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As our lease did not provide an implicit rate, we used an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. The operating lease ROU asset also includes any prepaid lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Renewal options were not included in our calculation of the related asset and liability. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation—Stock Compensation,” which requires the measurement and recognition of compensation expense based on estimated fair market values for all share-based awards made to employees, directors, and non-employees, including stock options. The Company’s 2017 Equity Incentive Plan (the “2017 Plan”) became effective in August 2017. The Company’s 2020 Incentive Award Plan (the “2020 Plan”) became effective in May 2020. Following the effective date of the Company's 2020 Plan, the Company ceased granting awards under the 2017 Plan, however the terms and conditions of the 2017 Plan continue to govern any outstanding awards granted thereunder.

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

ASC 718 requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The Black-Scholes option-pricing model was used as its method of determining fair value. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to, the expected stock price volatility over the term of the awards, and projected employee stock option exercise behaviors. The value of the award is recognized as an expense in the statement of operations over the requisite service period. The periodic expense is then determined based on the valuation of the options. The Company has elected to account for forfeitures as they occur, by reversing compensation cost when the award is forfeited.

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

As of March 31, 2021 and December 31, 2020, the Company had $189,572 and $212,562, respectively, in money market accounts (included in cash and cash equivalents) which was valued based on Level 1 inputs. There were no transfers between levels within the hierarchy during the three months ended March 31, 2021 and 2020.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic: 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU No. 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. Key provisions include (i) the removal of separation models in ASC 470-20 for convertible instruments; (ii) expanded disclosures about the terms and features of convertible instruments; (iii) removed certain conditions for equity classification; and (iv) updated earnings per share calculation with respects to convertible instruments, share settlement presumption, down round features and the earnings per share denominator. ASU No. 2020-06 is effective for annual and interim reporting periods beginning after December 15, 2021, and the guidance is to be applied using the full or modified retrospective approach. Earlier adoption is permitted for annual and interim reporting periods beginning after December 15, 2020. The Company does not expect that the adoption of ASU No. 2020-06 will have a material impact on its financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) which amends the existing guidance relating to the accounting for income taxes. ASU No. 2019-12 is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles of accounting for income taxes and to improve the consistent application of GAAP for other areas of accounting for income taxes by clarifying and amending existing guidance. ASU No. 2019-12 is effective for interim and annual periods beginning after December 15, 2020. The

Company adopted ASU No. 2019-12 effective January 1, 2021. The adoption of ASU No. 2019-12 did not have a material impact on the Company’s financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. We adopted this standard effective January 1, 2020. ASU No. 2018-15 requires that certain implementation costs for cloud computing arrangements are capitalized and amortized over the term of associated hosted cloud computing arrangement service and that capitalized implementation costs are classified in prepaid expenses and other assets. ASO No. 2018-15 also provides classification guidance on these implementation costs as well as additional quantitative and qualitative disclosures. The adoption of ASU No. 2018-15 did not have an effect on the Company’s financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04 and ASU 2019-05 (collectively, “Topic 326”). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. Topic 326 was to be effective for reporting periods beginning after December 15, 2019, with early adoption permitted. In November 2019, the FASB issued ASU 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) Effective Dates, which deferred the effective dates for the Company, until fiscal year 2023. The Company does not expect that the adoption of ASU No. 2016-13 will have a material impact on its financial statements.

Note 4. Financing Activities

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

The Company entered into a Separation and Shared Services Agreement with BioXcel that took effect on June 30, 2017, as amended and restated, (the “Services Agreement”), pursuant to which services provided by BioXcel through its subsidiaries in India and the United States will continue indefinitely, as agreed upon by the parties. These services are primarily for drug discovery, chemical, manufacturing and controls cost, and administrative support. Service charges recorded under this agreement were $369 and $397 for the three months ended March 31, 2021 and 2020, respectively.

Under the Services Agreement, the Company has an option, exercisable until March 12, 2023, to enter into a collaborative services agreement with BioXcel pursuant to which BioXcel shall perform product identification and related services for us utilizing EvolverAI. As of March 31, 2021, this option has not been exercised. The parties are obligated to negotiate the collaborative services agreement in good faith and to incorporate reasonable market-based terms, including consideration for BioXcel reflecting a low, single-digit royalty on net sales and reasonable development and commercialization milestone payments, provided that (i) development milestones shall not exceed $10 million in the aggregate and not be payable prior to proof of concept in humans and (ii) commercialization milestones shall be based on reaching annual net sales levels, be limited to 3% of the applicable net sales level, and not exceed $30 million in the aggregate. BioXcel shall continue to make such product identification and related services available to us at least September 30, 2024.

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

	Three Months Ended
	March 31,
	2021	2020
Net loss (numerator)	$(26,376)	$(14,911)
Weighted-average share, in thousands (denominator)	24,524	18,968
Basic and diluted net loss per share	$(1.08)	$(0.79)

Potentially dilutive securities outstanding consists solely of stock options. The Company had options outstanding to purchase 4,072 and 3,063 shares of common stock as of March 31, 2021 and 2020, respectively.

Note 7. Property and Equipment, net

Property and Equipment, net consisted of the following

	March 31,	December 31,
	2021	2020
Computers and related equipment	$273	$260
Furniture	568	369
Leasehold improvements	1,119	650
Work in Process	—	356
	1,960	1,635
Accumulated depreciation	(427)	(362)
	$1,533	$1,273

Depreciation expense was $65 and $47 for the three months ended March 31, 2021 and 2020, respectively.

Note 8. Accrued Expenses and Other Current Liabilities

Accrued expenses consist of the following:

	March 31, 2021	December 31, 2020

Research and development expenses	$2,652	$3,264
Accrued compensation and benefits	1,304	2,066
Accrued professional expenses	1,640	1,288
Accrued taxes	743	697
Other accrued expenses	189	154
	$6,528	$7,469

Other current liabilities as of March 31, 2021 consists of $275 for the current portion of operating lease liabilities.

Note 9. Stock-Based Compensation

2017 Equity Incentive Plan

The Company’s 2017 Plan became effective in August 2017. Following the effective date of the Company's 2020 Plan (as defined below), the Company ceased granting awards under the 2017 Plan, however the terms and conditions of the 2017 Plan continue to govern any outstanding awards granted thereunder.

2020 Incentive Award Plan

The Company’s 2020 Plan was approved and became effective at the Company’s 2020 annual meeting of Shareholders on May 20, 2020 and unless, earlier terminated by the Board of Directors, will remain in effect until March 26, 2030. The 2020 Plan originally authorized for issuance the sum of (i) 911 shares of the Company’s common stock authorized for issuance and (ii) 233 shares of the Company’s common stock, which represents the number of shares that remained available for issuance under the 2017 Plan immediately prior to the approval of the 2020 Plan by the Company’s shareholders. Any shares of Common Stock under the 2017 Plan immediately prior to the approval of the 2020 Plan by the Company’s stockholders, that were subject to awards granted under the 2017 Plan that are forfeited or lapse unexercised and are not issued under the 2017 Plan will increase the number of shares of common stock available for grant under the 2020 Plan. In addition, the number of shares available for issuance under the 2020 Plan will increase on the first day of each calendar year beginning January 1, 2021 and ending on and including January 1, 2030 by a number of shares equal to the lesser of (A) 4% of the aggregate number of shares of the Company’s common stock outstanding on the final day of the immediately preceding calendar year and (B) such smaller number of shares of common stock as is determined by the Board of Directors. On January 1, 2021, the shares available for issuance under the 2020 Plan increased by 977 shares.

Options granted under the 2020 Plan have a term of ten years with the vesting schedule determined by the Board of Directors, which is generally four years.

As of March 31, 2021, there were 646 shares available to be granted under the 2020 Plan.

A summary of the status of the Company’s stock option activity for the three months ended March 31, 2021 is presented below (in thousands, except per share amounts):

	Number	Weighted Average
	of	Exercise
	Shares	Price per Share
Outstanding as of January 1, 2021	3,798	$16.15
Granted	505	$43.01
Forfeited	(17)	$59.37
Exercised	(214)	$3.97
Outstanding as of March 31, 2021	4,072	$19.95

Options vested and exercisable as of March 31, 2021	2,192	$2.81

As of March 31, 2021, the intrinsic value of options outstanding was $101,167. The intrinsic value for stock options is calculated based on the difference between the exercise prices of the underlying awards and the quoted stock price of the Company’s common stock as of the reporting date.

The total intrinsic value of stock options exercised for the three months ended March 31, 2021 and 2020 was $10,232 and $3,152, respectively.

The weighted average grant date fair value of options granted during the three months ended March 31, 2021 and 2020 was $33.24 and $11.97, respectively.

The weighted average grant date fair value of options vested at March 31, 2021 was $2.34.

The weighted average remaining contractual life is 6.7 years for options exercisable.

Stock-Based Compensation

The fair value of options granted during the three months ended March 31, 2021 and 2020 was estimated using the Black-Scholes option-pricing model with the following assumptions.

	For the					For the
	Three Months Ended					Three Months Ended
	March 31, 2021					March 31, 2020
Expected Term	5.50	years	-	6.25	years	6.25	years	-	6.25	years
Expected stock price volatility	95.00%		-	98.00%		79.02%		-	80.54%
Risk-free rate of interest	1.04%		-	1.22%		1.21%		-	2.34%
Expected dividend	0.0%		-	0.0		0.0%		-	0.0

Prior to the Company’s IPO, it did not have a history of market prices of its common stock and, as such, volatility was estimated using historical volatilities of similar public companies. In 2021, the Company began using a combination of the historical volatility of similar public companies and the limited historical information related to the Company’s common stock. The expected term of the employee awards is estimated based on the simplified method, which calculates the expected term based upon the midpoint of the term of the award and the vesting period. The Company uses the simplified method because it does not have sufficient option exercise data to provide a reasonable basis upon which to estimate the expected term. The expected dividend yield is 0% as the Company has no history of paying dividends nor does management expect to pay dividends over the contractual terms of these options. The risk-free interest rates are based on the United States Treasury yield curve in effect at the time of grant, with maturities approximating the expected term of the stock options.

Unrecognized compensation expense related to unvested awards as of March 31, 2021 was $35,099 and will be recognized over the remaining vesting periods of the underlying awards. The weighted-average period over which such compensation is expected to be recognized is 1.9 years.

Total stock-based compensation charges were approximately $5,565 and $776 for the three months ended March 31, 2021 and 2020, respectively. The Company charged $2,032 and $3,533 to research and development and general and administrative expense for the three months ended March 31, 2021, respectively. The Company charged $466 and $310 to research and development and general and administrative expense for the three months ended March 31, 2020, respectively.

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

Note 10. Leases

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

The future minimum annual lease payments under these operating leases as of March 31, 2021 are as follows:

Year ending December 31,	Amount
Remainder of 2021	267
2022	363
2023	372
2024	381
2025	391
Thereafter	64
Total lease payments	1,838
Less imputed interest	(235)
Total lease liability	1,603
Less current portion of lease liability	(275)
Long-term portion operating lease liability	$1,328

The current portion of the Company’s operating lease liability of $275 as of March 31, 2021 is included in other current liabilities on the balance sheet.

The Company recorded lease expense of $109 and $54 related to its operating lease right-of-use asset for the three months ended March 31, 2021 and 2020, respectively.

The Company has an option to renew the leases for one additional five-year term at 95% of the then-prevailing market rates but not less than the rental rate at the end of the initial lease term.

Note 11. Commitments and Contingencies

From time to time, in the ordinary course of business, the Company may be subject to litigation and regulatory examinations as well as information gathering requests, inquiries and/or investigations. The Company is not currently subject to any matters where it believes there is a reasonable possibility that a material loss may be incurred. As of March 31, 2021, there were no matters which would have a material impact on the Company’s financial results.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2020. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, such as information with respect to our plans and strategy for our business and expectations related to the clinical development of our product candidates, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Summary Risk Factors” and “Risk Factors” sections of this Quarterly Report, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis. All dollar amounts in the below Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented in U.S. dollars, and all dollar amounts are presented in thousands, unless otherwise noted or the context otherwise provides.

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

Our two most advanced clinical development programs are BXCL501, an investigational proprietary, orally dissolving, thin film formulation of the adrenergic receptor agonist dexmedetomidine (“Dex”), for the treatment of agitation resulting from neuropsychiatric disorders, and BXCL701, an investigational orally administered systemic innate immune activator for the treatment of a rare form of prostate cancer and advanced solid tumors that are refractory or treatment naïve to checkpoint inhibitors.

During the first quarter ended March 31, 2020, and continuing through March 31, 2021, the novel coronavirus disease, or COVID-19, was declared a pandemic and spread to multiple regions across the globe, including the United States and Europe. The outbreak and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen.

Throughout 2020 and continuing in 2021, we took steps in line with guidance from the U.S. Centers for Disease Control and Prevention (“CDC”) and the State of Connecticut to protect the health and safety of our employees and the community. In particular, we implemented a work-from-home policy for all employees and have restricted on-site activities to certain chemical, manufacturing and control (“CMC”) and clinical trial activities. We continue to assess the impact of the COVID-19 pandemic to best mitigate risk and continue the operations of our business. Beginning late in the first quarter of 2021, and in line with State of Connecticut guidelines, we opened our office on a voluntary basis up to full capacity.

We continue to work closely with our clinical sites to monitor the potential impact of the evolving COVID-19 pandemic. We remain committed to our clinical programs and development plans. Through March 31, 2021, we have not experienced any significant delays to our ongoing or planned clinical trials, except for challenges in accessing elderly care facilities and ICU settings; however, this could rapidly change.

Our Clinical Programs

The following is a summary of the status of our clinical development programs as of the date of this Quarterly Report on Form 10-Q:

BXCL501 Neuroscience Program

BXCL501 is an investigational, proprietary, orally dissolving, thin film formulation of Dex, a selective alpha-2a receptor agonist, targeting symptoms from stress-related behaviors such as agitation and opioid withdrawal symptoms. BXCL501 is our most advanced neuroscience clinical program, currently being developed for the acute treatment of agitation related to schizophrenia, bipolar disorders, dementia, and delirium, as well as for the treatment of symptoms associated with opioid withdrawal. As a selective adrenergic agent with a sublingual or buccal route of administration, BXCL501 is designed to be easy to administer and has shown a rapid onset of action in multiple clinical trials, including clinical trials studying patients with schizophrenia, bipolar disorders, and dementia. We believe the results from these studies suggest that BXCL501 has the potential to generate a calming effect without producing excessive sedation. We believe that BXCL501 is highly differentiated from antipsychotics currently used as a standard of care for the treatment of agitation, which often produce unwanted side effects such as excessive sedation and extra-pyramidal motor effects. Managing patient agitation in neuropsychiatric and neurodegenerative disorders represents a significant challenge for physicians and caregivers. We believe that BXCL501 has the potential to address these challenges while providing an efficient treatment regimen for patients.

BXCL501 Clinical Trials

SERENITY I and SERENITY II

In July 2020, we announced topline results from the SERENITY I and II pivotal trials, which showed that treatment with BXCL501 was well-tolerated and resulted in clinically meaningful reductions in agitation in schizophrenia and bipolar disorder I and II patients. In October 2020, we held a pre-New Drug Application (“NDA”) meeting with the U.S. Food and Drug Administration (“FDA”) to discuss the content and format of our anticipated NDA submission. The FDA also agreed to a rolling review of our NDA, allowing us to submit completed sections of the application early. In March 2021, we completed the rolling submission of our NDA to the FDA. The FDA has a 60-

day filing review period to determine whether the NDA is complete and acceptable for filing. We plan to submit a Marketing Authorization Application with the European Medicines Agency using SERENITY I and II data for the acute treatment of agitation associated with schizophrenia and bipolar disorders I and II in the second half of 2021.

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

The trial’s primary objective was to evaluate safety and tolerability. During the study, BXCL501 was well-tolerated and no severe or serious adverse events were reported. The most common adverse event was somnolence characterized as either mild (55% for 60 mcg, 50% for 30 mcg and 7.1% for placebo) or moderate (5% for 60 mcg and 0% for both 30 mcg and placebo), followed by hypotension (10%, 0%, 0%), orthostatic hypotension (5%, 6.3%, 0%) and dizziness (5%, 6.3% and 0%). There were no reported cases of syncope or falls in any of the patients studied. Higher exposure levels of BXCL501 were observed in this elderly patient population compared to earlier trials.

The trial met its secondary efficacy endpoints with the 60 mcg dose compared to placebo in all three agitation scales: the Positive and Negative Syndrome Scale-Excitatory Component (“PEC”); the Pittsburg Agitation Scale (“PAS”), and the Modified Cohen -Mansfield Inventory (“Mod-CMAI”). Treatment with BXCL501 demonstrated statistically significant and clinically meaningful reductions in total scores at two hours post-dosing (PEC p=0.0011; PAS p<0.0001; Mod-CMAI p<0.001; PEC response rate = 70%), numerical separation from placebo in PEC total score as early as 30 minutes with statistically significant reductions on both PEC and PAS at 60 minutes lasting 8 hours after treatment.

Additional statistically significant reductions with the 60 mcg dose compared to placebo at 2 hours post-dosing were observed with the Agitation and Calmness Scale (ACES p=0.0006) and Clinical Global Impression-Improvement Scale (CGI p<0.0001, 90% responder rate).

In March 2021, we announced that, following a routine quality control review of the Company’s TRANQUILITY study data, the Company discovered that two patients were mis-categorized within the 30 mcg cohort at the clinical site. After moving the two patients into their appropriate placebo and 30 mcg groups, the data from the 30 mcg cohort were re-analyzed, resulting in the 30 mcg dose crossing over to statistical significance at the two hour time point, as measured by PEC: p=0.0149; PAS: p=0.0195; and Mod-CMAI: p=0.0364.

We announced that we initiated a 46 patient (1:1 randomization) multicenter, placebo-controlled TRANQUILITY expansion study investigating a 40 mcg dose cohort of BXCL501. PK/PD modeling of BXCL501 data from the TRANQUILITY trial was supportive of evaluating the efficacy of a 40 mcg dose. Recruitment in this study is progressing well. Results are expected to provide additional insights to support the Company’s clinical development strategy directed at all segments of the dementia market.

With the positive results from TRANQUILITY, we have been advancing the BXCL501 dementia clinical program in close consultation with the FDA.

In March 2021, we announced that we received FDA Breakthrough Therapy Designation for BXCL501 for the acute treatment of agitation associated with dementia. Breakthrough Therapy Designation is intended to expedite the development and review of investigational therapies that are designed to treat serious or life-threatening diseases or conditions.

An end of Phase 2 meeting has been scheduled with the FDA for the second quarter of 2021, following which the Company plans to finalize study design, dosing, and endpoints for its pivotal Phase 3 dementia program, which is expected to begin in the second half of 2021.

RELEASE

The RELEASE trial was a multicenter, randomized, double-blind, placebo-controlled, ascending dose Phase 1b/2 trial designed to evaluate the safety, pharmacokinetics, tolerability, and efficacy of escalating doses of BXCL501 versus placebo, following discontinuation of morphine maintenance in patients with opioid use disorder who are physically dependent on opioids. Throughout the 7-day treatment phase, BXCL501 was evaluated in sequential, ascending dose cohorts and patients received BXCL501 at either 30 mcg, 60 mcg, 90 mcg, 120 mcg, 180 mcg and 240 mcg or placebo, administered twice daily, approximately 12 hours apart.

In March 2021, we announced RELEASE top line results. The trial’s primary objective was to evaluate safety and tolerability. BXCL501 was well tolerated, with no severe or serious adverse events reported across all doses evaluated.

With respect to retention, a secondary endpoint, the study showed that patients in multiple dose cohorts treated with BXCL501 had numerical improvements in retention rates, a key goal of opioid withdrawal treatment, compared to placebo. The 120 mcg and 180 mcg dose groups showed 42% and 52% rates of retention at Day 6 of BXCL501 treatment, respectively, versus 24% for placebo, though these differences were not statistically significant. However, the results also showed that, of the 87% of patients who had fentanyl in their systems upon entry, greater than 50% remained fentanyl positive following the morphine stabilization phase of 5 days. Consequently, withdrawal symptoms were not equivalent across various dose cohorts, suggesting that morphine use did not normalize withdrawal symptoms in these patients. Efficacy measures, including assessment of patients’ symptoms of acute opioid withdrawal following the morphine maintenance phase with the Clinical Opiate Withdrawal Scale (“COWS”) and the Short Opiate Withdrawal Scale of Gossop (“SOWS-Gossop”) were secondary objectives of the trial. Improvements were not observed in SOWS-Gossop”) or COWS in the BXCL501 treatment arms compared to placebo. The Company believes that the high fentanyl prevalence and lack of normalization observed in study subjects could have confounded these results and made them difficult to interpret. Although improvements were not observed in efficacy measures, study showed numerical improvements in retention rates in multiple BXCL501 dose cohorts compared to placebo. For example, on day 6, the 120 mcg and 180 mcg dose groups showed 42% and 52% retention rates, respectively, versus 24% for placebo, though these differences were not statistically significant.

We believe the favorable tolerability results observed in multiple dose regimens within RELEASE trial provides valuable insights that support investigation across additional indications and treatment settings.

PLACIDITY

Agitation associated with delirium is a serious condition that affects patients in many hospital settings: ICUs, surgical & medical wards, and emergency departments. Currently, there are no FDA-approved medications for delirium or agitation associated with delirium. We believe that the potential to address for the treatment of agitation associated with delirium could provide synergy with the medical and commercial infrastructure we are developing to support our first two proposed indications.

In October 2020, we announced that we had received authorization to proceed under our IND Application from the FDA for treatment of patients with agitation associated with delirium in intensive care units, including patients with COVID-19. On February 25, 2021, we announced the initiation of the Phase 2 PLACIDITY trial of BXCL501.

PLACIDITY enrollment was voluntarily paused to assess challenges posed in opening relevant clinical sites and enrolling delirium patients in the ICU settings, including as a result of the burden COVID-19 has placed on the ICU.

Additional Opportunities

In December 2020, the VA Connecticut Healthcare System and the Yale University Medical School were awarded a grant by the U.S. Department of Defense’s Congressionally Directed Medical Research Programs to evaluate BXCL501 in patients suffering from post-traumatic stress disorder related to alcohol and substance abuse disorder. This will be the first time that we are investigating BXCL501 as a potential chronic treatment.

We are also continuing our development of BXCL501, exploring this candidate as a potential treatment option for chronic agitation associated with dementia. In addition, we are also developing a single-use intramuscular injection formulation for patients with severe agitation (non-cooperative).

Other Neuropsychiatric /Neurodegenerative Indications

Given the differentiated design of BXCL501 and its selective mechanism of action, we believe that BXCL501 has the potential for broad applicability across several indications where agitation is a symptom of a condition or underlying disease. There are additional neurological and psychiatric disorders where agitation is a symptom that requires treatment.

We are also exploring the potential of BXCL501 in Depression Related Agitation, Anxiety Disorders and Traumatic Brain Injury.

BXCL701 Immuno-Oncology Program

BXCL701 is a potential first-in-class, oral, small-molecule immunomodulator designed to stimulate both the innate and acquired immune systems by inhibiting DPP 8/9. DPP 8/9 behave as "checkpoints" of the innate immune system. We believe that BXCL701, if successfully developed and approved, may establish a differentiated immuno-oncology platform by modulating multiple steps in the cancer immunity cycle and, when combined with other checkpoint inhibitors and/or immune activating agents, may be able to convert immuno-resistant tumors to immuno-sensitive tumors (“cold” to “hot” tumors).

BXCL701 Clinical Trials

BXCL701 is currently being evaluated in two combination therapy clinical trials:

In April 2020, we announced the initiation of the Phase 2 efficacy portion of the Phase 1b/2 trial evaluating BXCL701 in combination with KEYTRUDA® (pembrolizumab, a PD-1 inhibitor) for Neuro Endocrine Prostate Cancer (“NEPC”). The Phase 1b safety assessment of BXCL701 identified a split dose totaling 0.6 mg per day as the recommended dose when used in combination with KEYTRUDA. In addition to the efficacy cohort in NEPC patients, in August 2020, we opened a separate cohort for castrate resistant prostate cancer (“CRPC”) patients who have failed taxane-based chemotherapy and up to two lines of second-generation androgen pathway blockers. The Phase 1b portion of this trial was presented at the Society for Immunotherapy of Cancer’s 35th Anniversary Annual Meeting in 2020, and an efficacy update was recently presented at the American Society of Clinical Oncology Genitourinary Symposium in February 2021. A more complete efficacy update from the trial is expected in mid-2021.

The MD Anderson-led Phase 2 open-label basket trial is designed to evaluate the response rate of orally administered BXCL701, combined with KEYTRUDA, in two arms: Arm A is enrolling checkpoint naïve patients (where checkpoint therapy is indicated: “hot tumors”); and Arm B is enrolling patients who have progressed following checkpoint therapy alone. As of August 2020, the efficacy bar had been met for both arms, allowing the trial to advance to completion. Preliminary data were recently presented at the SITC’s, 35th Anniversary Annual Meeting. An efficacy update from the trial is expected in mid-2021.

Other Immuno-oncology Indications

In addition to CRPC and checkpoint inhibitor (“CPI”) refractory tumors, we plan to leverage our existing preclinical and clinical data to identify other cancer types with high unmet medical need that we believe would benefit from BXCL701’s novel potential mechanism of action. We are prioritizing indications where the immuno-suppressive microenvironment is driven by the potential molecular and cellular targets of BXCL701 and where the single agent activity of approved immune checkpoint inhibitors is limited. In January 2021, we announced that BXCL701 was awarded Orphan Drug Designation for the treatment of Soft Tissue Sarcoma.

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

Other Product Candidates

Neuroscience Program

We are targeting neuroscience disorders where there is a high unmet medical need, including those in which a requirement for symptom management is a priority (such as agitation and symptoms resulting from stress-related behaviors) as well for transformative care for monogenic rare central nervous system disorders.

For symptomatic approaches, our neuroscience program is developing product candidates with a focus on treating symptoms for various neurological and psychiatric disorders. This entails re-innovating existing agents through formulation changes and deuteration. Additionally, the utilization of EvolverAI has identified several monogenic diseases with available animal models across rare neuroscience diseases. We utilize proprietary algorithms to identify associated mechanisms with existing pharmacology to test whether these agents can improve the disease profile in the animal model either through disease modification or symptomatic manner. The agents identified must be those that we believe are Phase 2 ready with a potential for a short, cost-effective development plan (four to five years to potential NDA submission).

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

Intellectual Property

We have recently strengthened our BXCL501 IP portfolio in Japan.  Patent No. 6868698, directed to methods of treating agitation, was issued April 27, 2021 and will expire no earlier than 2037.  Design Patent No. 1681960, directed to film design, was issued on March 8, 2021 and will expire no earlier than 2045.

Basis of Presentation

The Company’s financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”). All amounts are presented in thousands.

Components of Our Results of Operations

Revenues

We have not recognized any revenue since inception.

Operating Costs and Expenses

Research and Development

Our research and development expenses reflect costs incurred for the research and development of our clinical and pre-clinical product candidates. Research and development expense primarily consist of salary, benefits and non-cash stock-based compensation for our research and development personnel, costs incurred under agreements with contract research organizations (“CROs”) and sites that conduct our non-clinical studies and clinical trials, costs of outside consultants engaged in research and development activities, including their fees, stock-based compensation and travel expenses, the cost of acquiring, developing and manufacturing pre-clinical and clinical trial materials and lab supplies, and depreciation and other expenses.

We expense research and development costs to operations as incurred.

Our research and development costs by program for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020
Direct external costs
BXCL501	$6,160	$8,217
BXCL701	2,072	1,531
BXCL502	92	2
BXCL702	43	13
Other research and development programs	212	179
Total direct external costs	8,579	9,942
Internal personnel costs	5,658	2,010
Sub-total direct costs	14,237	11,952
Indirect costs and overhead	629	419
Research and development tax credit	(125)	—
Total research and development expenses	$14,741	$12,371

General and Administrative

General and administrative expenses primarily consist of salaries, benefits and non-cash stock-based compensation for our executive and administrative personnel. General and administrative expenses also include legal expenses to pursue patent protection of our intellectual property, professional fees for audit and tax and insurance charges.

We expect that our general and administrative expenses will increase to enable us to support our operations as we continue to expand our clinical programs. We also expect increased administrative costs resulting from our clinical trials and the potential commercialization of our product candidates. We believe that these increases will likely include increased costs for director and officer liability insurance, hiring additional personnel to support future market research and future product commercialization efforts and increased fees for outside consultants, attorneys and accountants. We may also incur increased costs to comply with corporate governance, internal controls, investor relations and disclosures and similar requirements applicable to public companies.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is set forth in Note 3 to the financial statements included in this Quarterly Report on Form 10-Q.

Summary of Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

Revenues

We have not recognized any revenues since inception.

Research and Development Expense

Research and development expenses for the three months ended March 31, 2021 and 2020 were $14,741 and $12,371, respectively. Research and development expenses for the three months ended March 31, 2021 and 2020 were comprised as follows:

	Three Months Ended
	March 31,
	2021	2020	Change	% Change
Personnel and related costs	$3,626	$1,544	$2,082	135%
Non-cash stock-based compensation	2,032	466	1,566	336%
Professional fees	3,751	1,447	2,304	159%
Clinical trials expense	3,386	7,815	(4,429)	(57)%
Chemical, manufacturing and controls cost ("CMC")	1,713	829	884	107%
Travel and other costs	358	270	88	33%
Research and development tax credit	(125)	—	(125)	(100)%
Total research and development expenses	$14,741	$12,371	$2,370	19%

●	The increase of $2,370 for the three months ended March 31, 2021 is primarily attributable to:
●	Increased personnel and recruiting costs related to our efforts to enlarge our clinical team as we expanded our clinical programs and in preparation of the potential commercial launch of BXCL501 in the U.S.
●	Increased non-cash stock-based compensation resulting from the additional personnel hired and increased grant date fair values arising from higher market prices of the Company’s common stock.

●	Increased professional fees was primarily due to increased regulatory and consulting fees related to BXCL501.
●	Decreased clinical trial expense primarily related to decreased costs related to our SERENITY I and II clinical trials, offset by increased costs related to our RELEASE clinical trial.
●	Increased CMC costs largely related to increased BXCL501 manufacturing, stability and storage costs.

The State of Connecticut provides companies with the opportunity to exchange certain research and development credit carryforwards for cash in exchange for foregoing the carryforward of the research and development credit. The program provides for such exchange of the research and development credit at a rate of 65% of the annual research and development credit. The benefit for such exchange is recorded as a reduction of research and development expenses.

General and Administrative Expense

General and administrative expenses for the three months ended March 31, 2021 and 2020 were $11,638 and $2,625, respectively. General and administrative expenses for the three months ended March 31, 2021 and 2020 were comprised as follows:

	Three Months Ended
	March 31,
	2021	2020	Change	% Change
Personnel and related costs	$2,290	567	$1,723	304%
Non-cash stock-based compensation	3,533	310	3,223	1,040%
Professional fees	2,611	1,245	1,366	110%
Marketing	1,995	—	1,995	100%
Commercial	423	—	423	100%
Insurance	466	284	182	64%
Travel and other costs	320	219	101	46%
Total general and administrative expenses	$11,638	$2,625	$9,013	343%

The increase of $9,013 for the three months ended March 31, 2021 is primarily attributable to:

●	Increased personnel and recruiting costs due to our continuing efforts to expand our teams in preparation of the potential commercial launch of BXCL501 in the U.S.
●	Increased non-cash stock-based compensation as result of the additional personnel and increased grant date fair values arising from higher market prices of the Company’s common stock.
●	Increased professional fees due to the expanding growth of our operations and was primarily related to increased corporate legal fees and increased consulting costs related to our preparation for the potential commercial launch of BXCL501 in the U.S.
●	Increased marketing related fees primarily related to market research and planning related to our BXCL501 “Boiling Point” educational campaign.
●	Increased commercial related fees primarily costs related to our efforts related to preparation for the potential commercial launch of BXCL501 in the U.S.
●	Increased insurance costs primarily related to an increase in Director and Officer liability premiums.

Inflation

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the periods presented.

Liquidity and Capital Resources

As of March 31, 2021, we had cash and cash equivalents of $194,015, working capital of $184,459 and stockholders’ equity of $186,737. We incurred losses of approximately $26,376 and $14,911 for the three months ended March 31, 2021 and 2020. We have not yet generated any revenues and we have not yet achieved profitability. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need to generate significant product revenues to achieve profitability. We believe that our existing cash and cash equivalents as of March 31, 2021 will enable us to fund our operating expenses and capital expenditure requirements for at least one year from the date of this Quarterly Report on Form 10-Q.

We may obtain additional financing through sales of the Company’s equity securities, entering into strategic partnership arrangements and/or short-term borrowings from banks, stockholders or other related parties, if needed, or a combination of any of the foregoing. There are no assurances that we will be successful in obtaining an adequate level of financing as and when needed to finance our operations on terms acceptable to us or at all, particularly in light of the economic downturn and ongoing uncertainty related to the COVID-19 pandemic. If we are unable to secure adequate additional funding as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more product candidates. In addition, the magnitude and duration of the COVID-19 pandemic and its impact on our liquidity and future funding requirements is uncertain as of the filing date of this Quarterly Report on Form 10-Q, as the pandemic continues to evolve globally. See “Risk Factors—The outbreak of COVID-19, or other pandemic, epidemic or outbreak of an infectious disease may materially and adversely impact our business, including our preclinical studies and clinical trials.” in Item 1A. of this Quarterly Report on Form 10-Q for a further discussion of the potential impact of the COVID-19 pandemic on our business.

Sources of Liquidity

We have focused our efforts on raising capital and building the products in our pipeline. Since our inception, our operations have been financed primarily by our Parent, BioXcel, and from proceeds from the sale of equity securities. Through March 31, 2021, we have received approximately $353,337 in aggregate gross proceeds from stock issuances including our initial public offering, private placements of our common stock, and registered offerings of our common stock and an Open Market Sale Agreement (“ATM Program”). We have not yet established an ongoing source of revenue sufficient to cover our operating costs and will need to do so in future periods.

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

Cash Flows

	Three Months Ended March 31,
(in thousands)	2021	2020
Cash provided by (used in) in thousands:
Operating activities	$(19,640)	$(12,157)
Investing activities	(316)	(16)
Financing activities	852	59,826

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2021 was $19,640, which was primarily attributable to our net loss of $26,376, partially offset by $5,565 in non-cash stock-based compensation, a $403 increase in accounts payable, accrued expense and other liabilities, and a $703 decrease in prepaid expense and other assets.

Net cash used in operating activities for the three months ended March 31, 2020 was $12,157, which primarily attributable to our net loss of $14,911 and a $1,838 increase in prepaid expenses and other assets, partially offset by $776 in stock-based compensation and a $3,769 increase in accounts payable, accrued expenses and other liabilities.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2021 was $316 and was attributable to the purchase of property and equipment.

Net cash used in investing activities for the three months ended March 31, 2020 was $16 and was attributable to the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2021 was $852 and was attributable to proceeds received from the exercise of stock options.

Net cash provided by financing activities for the three months ended March 31, 2020 was $59,826 and was primarily attributable to $68,811 in net proceeds from the issuance of common stock in our February 2020 public offering and $39 in proceeds received from the exercise of stock options. This amount was partially offset by $9,024 used for the purchase and cancellation of 300,000 shares of common stock owned by BioXcel.

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

We believe that our existing cash and cash equivalents as of March 31, 2021 will be sufficient to enable us to fund operating expenses and capital expenditure requirements for at least the next 12 months from the date of the issuance of the financial statements included in this Quarterly Report on Form 10-Q . We expect that we will need to obtain substantial additional funding in order to fund our operations. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interests of our existing stockholders may be materially diluted and the terms of these securities could include liquidation or other preferences that could adversely affect the rights of our existing stockholders. In addition, debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business. If we are unable to raise capital when needed or on attractive terms, we could be forced to significantly delay, scale back or discontinue the development or commercialization of BXCL501, BXCL701 or other product candidates, seek collaborators at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available, and relinquish or license, potentially on unfavorable terms, our rights to BXCL501, BXCL701 or other product candidates that we otherwise would seek to develop or commercialize ourselves.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined under SEC rules.

Contractual Obligations

There have been no material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Critical Accounting Policies

Our critical accounting policies and estimates are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies " in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. We have reviewed and determined that those critical accounting policies and estimates remain our critical accounting policies and estimates as of and for the three months ended March 31, 2021. No changes were made to our critical accounting policies during the period presented.

Recent Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is set forth in Note 3 to the financial statements included elsewhere in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. As of March 31, 2021, we had $194,015 cash and cash equivalents. Our cash and cash equivalents is primarily held in U.S. Government money market funds. We do not participate in any foreign currency hedging activities and we do not have any other derivative financial instruments. We did not recognize any significant exchange rate losses during the three months ended March 31, 2021 and 2020, respectively.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 1A. Risk Factors

You should carefully consider the risks described below, as well as general economic and business risks and the other information in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The occurrence of any of the events or circumstances described below or other adverse events could have a material adverse effect on our business, results of operations and financial condition and could cause the trading price of our common stock to decline. Additional risks or uncertainties not presently known to us or that we currently deem immaterial may also harm our business.

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

Since our inception, we have incurred significant operating losses. Our net loss was $26.4 million and $14.9 million for the three months ended March 31, 2021 and 2020 respectively. As of March 31, 2021, we had stockholders’ equity of $186.7 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. None of our product candidates have been approved for marketing in the United States, or in any other jurisdiction, and may never receive such approval. It could be several years, if ever, before we have a commercialized product that generates significant revenues. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

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

We expect that our cash and cash equivalents as of March 31, 2021 will be sufficient to fund our ongoing research and development efforts and commercialization preparation for at least twelve months from the date of the issuance of the financial statements included in this Quarterly Report on Form 10-Q. We will be required to expend significant funds in order to advance the development of BXCL501, BXCL701 and our other product candidates. In addition, while we may seek one or more collaborators for future development of our current product candidate or any future product candidates that we may develop for one or more indications, we may not be able to enter into a collaboration for any of our product candidates for such indications on suitable terms, on a timely basis or at all. In any event, the net proceeds of our prior equity offerings and our existing cash will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of our product candidates or our other preclinical programs. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Further financing may not be available to us on acceptable terms, or at all. Additionally, market volatility resulting from the COVID-19 pandemic or other factors could also adversely impact our ability to access capital as and when needed. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

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

For example, in April 2021, PLACIDITY enrollment was voluntarily paused to assess challenges posed in opening relevant clinical sites and enrolling delirium patients in the ICU settings, including as a result of the burden COVID-19 has placed on the ICU. In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs (or IECs) of the institutions in which such trials are being conducted, by the Data Safety Monitoring Board, or DSMB, for such trial or by the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Furthermore, we rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials and, while we have agreements governing their committed activities, we have limited influence over their actual performance.

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

We intend to seek FDA approval through the 505(b)(2) regulatory pathway for certain of our product candidates, including BXCL501. The Hatch-Waxman Act added Section 505(b)(2) to the Federal Food, Drug and Cosmetic Act, or FDCA. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant. If the FDA does not allow us to pursue the 505(b)(2) regulatory pathway for our product candidates as anticipated, we may need to conduct additional clinical trials, provide additional data and information and meet additional standards for regulatory approval. If this were to occur, the time and financial resources required to obtain FDA approval for our product candidates would likely substantially increase. Moreover, the inability to pursue the 505(b)(2) regulatory pathway could result in new competitive products reaching the market faster than our product candidates, which could materially adversely impact our competitive position and prospects. Even if we are allowed to pursue the 505(b)(2) regulatory pathway for a product candidate, we cannot assure you that we will receive the requisite or timely approvals for commercialization of such product candidate. In addition, we expect that our competitors will file citizens’ petitions with the FDA in an attempt to persuade the FDA that our product candidates, or the clinical studies that support their approval, contain deficiencies. Such actions by our competitors could delay or even prevent the FDA from approving any NDA that we submit under Section 505(b)(2).

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

Separately, in response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products, and on March 18, 2020 the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020, the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Additionally, on April 15, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites. According to the guidance, the FDA intends to request such remote interactive evaluations in situations where an in-person inspection would not be prioritized, deemed mission-critical, or where direct inspection is otherwise limited by travel restrictions, but where the FDA determines that remote evaluation would be appropriate. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

As of March 31, 2021, BioXcel owned approximately 37.0% of the economic interest and voting power of our outstanding common stock. Even though BioXcel controls less than a majority of the voting power of our outstanding common stock, it may influence the outcome of such corporate actions so long as it owns a significant portion of our common stock.

Approval of commercial terms between us and BioXcel does not preclude the possibility of stockholder litigation, including but not limited to derivative litigation nominally against BioXcel and against its directors and officers and also against us and our directors and officers.

The commercial terms of the Separation and Shared Services Agreement with BioXcel, as amended and restated, or the Services Agreement, and the Amended and Restated Asset Contribution Agreement, or the Contribution Agreement, that we have entered into with BioXcel have not been negotiated on behalf of BioXcel by persons consisting solely of disinterested BioXcel directors.

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

We rely, in part, on BioXcel and access to EvolverAI, a research and development engine created and owned by BioXcel, to identify, research and develop potential product candidates in neuroscience and immuno-oncology. The Company has negotiated the Services Agreement with BioXcel pursuant to which BioXcel shall perform product identification and related services for us utilizing EvolverAI. Under the Services Agreement, the Company has an option, exercisable until March 12, 2023, to enter into a collaborative services agreement with BioXcel pursuant to which BioXcel shall perform product identification and related services for us utilizing EvolverAI. The parties are obligated to negotiate the collaborative services agreement in good faith and to incorporate reasonable market-based terms, including consideration for BioXcel reflecting a low, single-digit royalty on net sales and reasonable development and commercialization milestone payments, provided that (i) development milestones shall not exceed $10 million in the aggregate and not be payable prior to proof of concept in humans and (ii) commercialization milestones shall be based on reaching annual net sales levels, be limited to 3% of the applicable net sales level, and not exceed $30 million in the aggregate. BioXcel shall continue to make such product identification and related services available to us until at least September 30, 2024. In addition, BioXcel has granted us a first right to negotiate exclusive rights to any additional product candidates in the fields of neuroscience and immuno-oncology that BioXcel may identify on its own and not in connection with BioXcel’s provision of services to us under the Services Agreement. This option for first negotiation shall be valid for a period of five years from the date of our IPO. If our rights and access to BioXcel’s collaborative services and to EvolverAI were to become limited, terminated, or if we were otherwise precluded from conducting research and development using EvolverAI, or if BioXcel is unable to fulfill its obligations under the agreements, such development could materially adversely affect our future operating results, financial condition and prospects. Furthermore, certain individuals conducting services on our behalf are not our employees, and except for remedies available to us under our agreements with BioXcel, we cannot control whether or not they devote sufficient time, skill and resources to our ongoing development programs. We also cannot ensure that BioXcel retains sufficient resources or personnel or otherwise to conduct its operations. BioXcel may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting research and development activities, which could impede their ability to devote appropriate time to our research and development programs. In addition, if we fail to comply with our diligence, payment or other obligations under the agreements, any such collaboration may terminate or we may not be able to successfully negotiate agreements for future product candidates or collaborations with BioXcel.

The management of and beneficial ownership in BioXcel by our executive officers and our directors may create, or may create the appearance of, conflicts of interest.

The management of and beneficial ownership in BioXcel by our executive officers and our directors may create, or may create the appearance of, conflicts of interest. For example, each of our Chief Executive Officer and a director on our Board, Vimal Mehta, Ph.D., and our Chief Digital Officer and a director on our Board, Krishnan Nandabalan, Ph.D., is a manager of BioXcel, as well as a director, officer and stockholder of BioXcel LLC, BioXcel’s parent company. Additionally, as of March 31, 2021, each of Dr. Mehta and Dr. Nandabalan, through their beneficial ownership of BioXcel, beneficially owned approximately 38.6% and 38.2%, respectively, of the Company. Management and ownership by our executive officers and directors in BioXcel, creates, or, may create the appearance of, conflicts of interest when these individuals are faced with decisions that could have different implications for BioXcel than the decisions have for us, including decisions that relate to our Services Agreement, Contribution Agreement, as well as potential agreements relating to future product candidates and AI-related services or collaborations. Any perceived conflicts of interest resulting from investors questioning the independence of our management or the integrity of corporate governance procedures may materially affect our stock price.

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

We have relied upon and plan to continue to rely upon third-party medical institutions, clinical investigators, contract laboratories and other third party CROs to monitor and manage data for our ongoing preclinical and clinical programs. We rely on these parties for execution of our preclinical and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCPs, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the member states of the European Economic Area, or EEA and comparable foreign regulatory authorities for all of our products in clinical development.

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

In 2020, the novel coronavirus disease, COVID-19, was declared a pandemic and spread across the globe, including throughout the United States and Europe. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. We have also implemented protocols as required under the State of Connecticut’s Reopen program and have limited travel. We have taken steps to protect our workforce and have instituted strict work rules to protect our employees. Beginning late in the first quarter of 2021, and in line with State of Connecticut guidelines, we opened our office on a voluntary basis up to full capacity. Certain of our employees continue to work remotely and, to date, our remote working arrangements have not significantly affected our ability to maintain critical business operations.

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

In addition to our employees, we have access to certain of BioXcel’s employees and resources through the various agreements we have entered into with BioXcel. We have been expanding our management team to include an operational ramp up of additional technical staff required to achieve our business objectives. We will need to continue to expand our managerial, operational, technical and scientific, financial and other resources in order to manage our operations and clinical trials, establish independent manufacturing, continue our research and development activities, and commercialize our product candidate. Our management and scientific personnel, systems and facilities currently in place may not be adequate to support our future growth.

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

Our success depends largely upon the continued services of our key executive officers, Vimal Mehta, our Chief Executive Officer, President and a member of our Board, as well as the other principal members of our management, scientific and clinical teams. We do not maintain “key person” insurance for any of these executive officers or any of our other key employees. We also rely on our leadership team in the areas of research and development, marketing, services and general and administrative functions. From time to time, there may be changes in our executive management and leadership teams resulting from the hiring or departure of executives or other key employees, which could disrupt our business. The replacement of one or more of our executive officers or other key employees would likely involve significant time and costs and may significantly delay or prevent the achievement of our business objectives.

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

Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection of our current and future product candidates, the processes used to manufacture them and the methods for using them, as well as successfully defending these patents against third-party challenges. We are the owner of record of patents and patent applications pending in the United States and in certain foreign jurisdictions. Patents issue from non-provisional applications, which are typically filed from provisional patent applications or from PCT applications that enter the national phase. Neither provisional patent applications nor PCT applications issue directly as patents. We own PCT, patent applications relating to our platform technologies covering methods of use and applications of the platform technologies. As of April 30, 2021, we had five allowed or issued foreign patents that are relevant to our BXCL701 program and one issued U.S. patent and one allowed foreign patent that is relevant to our BXCL501 program. We cannot be certain that any future patents will issue with claims that cover our product candidates. Our ability to stop third parties from making, using, selling, offering to sell or importing our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities.

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

As of March 31, 2021, our directors, executive officers and BioXcel, and their respective affiliates, beneficially owned approximately 45% of our outstanding shares of common stock. As a result, these stockholders, acting together, would have significant control over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have significant control over the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are not electing to delay such adoption of new or revised accounting standards, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our initial public offering; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

We are also a smaller reporting company, and we will remain a smaller reporting company until, as of fiscal year end, we determine that either (1) our annual revenues are at least $100 million and our voting and non-voting common stock held by non-affiliates is more than $250 million measured on the last business day of our most recent second fiscal quarter or (2) our voting and non-voting common stock held by non-affiliates is more than $700 million measured on the last business day of our most recent second fiscal quarter. Similar to emerging growth companies, smaller reporting companies are able to provide simplified executive compensation disclosure, are exempt from the auditor attestation requirements of Section 404, and have certain other reduced disclosure obligations, including, among other things, being required to provide only two years of audited financial statements and not being required to provide selected financial data, supplemental financial information or risk factors.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-38410	3.1	3/13/2018

3.2	Amended and Restated Bylaws.	8-K	001-38410	3.2	3/13/2018

10.1	First Amendment to Second Amended and Restated Separation and Shared Services Agreement, dated March 3, 2021, by and between BioXcel LLC and BioXcel Therapeutics Inc.	10-K	001-38410	10.3	3/12/2021

10.2†	Employment Agreement between Javier Rodriguez and BioXcel Therapeutics, Inc., dated February 15, 2021.	10-K	001-38410	10.19	3/12/2021

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*	Filed herewith.
**	Furnished herewith.
†	Indicates a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BioXcel Therapeutics, Inc.

Dated: May 10, 2021	By:
/s/ Vimal Mehta
Vimal Mehta
Chief Executive Officer
(Principal Executive Officer)

Dated: May 10, 2021	By:
/s/ Richard Steinhart
Richard Steinhart, Chief Financial Officer
(Principal Financial Officer)