Form 10-Q
period 2021-06-30
BioXcel Therapeutics, Inc.
filed 2021-08-10
CIK 1720893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding at August 5, 2021 was 27,968,988.

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

As used in this Quarterly Report on Form 10-Q, unless otherwise specified or the context otherwise requires, the terms “we,” “our,” “us,” the “Company” or “BTI” refer to BioXcel Therapeutics, Inc. and “BioXcel LLC” refers to the Company’s former parent company and significant stockholder, BioXcel LLC and its predecessor, BioXcel Corporation. All brand names or trademarks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

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

●

BioXcel LLC’s approach to the discovery and development of product candidates based on EvolverAI is novel and unproven, and we do not know whether we will be able to develop any products of commercial value.

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

●	If our products do not gain market acceptance, our business will suffer because we might not be able to fund future operations.

●	Even if we obtain regulatory approvals to commercialize BXCL501, BXCL701 or our other product candidates, our product candidates may not be accepted by physicians or the medical community in general.
●	We continue to depend on BioXcel LLC to provide us with certain services for our business.
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIOXCEL THERAPEUTICS, INC.

BALANCE SHEETS

(amounts in thousands)

	June 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$273,057	$213,119
Prepaid expenses and other current assets	3,601	3,946
Total current assets	276,658	217,065
Property and equipment, net	1,442	1,273
Operating lease right-of-use asset	1,377	1,511
Other assets	1,630	87
Total assets	$281,107	$219,936

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,497	$3,979
Accrued expenses	9,557	7,469
Due to related party	106	157
Other current liabilities	281	237
Total current liabilities	12,441	11,842
Long-term portion of operating lease liability	1,255	1,398
Total liabilities	13,696	13,240

Commitments and contingencies (Note 11)
Stockholders' equity
Common stock, $0.001 par value, 100,000 and 50,000 shares authorized as of June 30, 2021 and December 31, 2020, respectively; 27,969 and 24,417 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	28	24
Preferred stock, $0.001 par value, 10,000 shares authorized; no shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in-capital	460,235	345,529
Accumulated deficit	(192,852)	(138,857)
Total stockholders' equity	267,411	206,696
Total liabilities and stockholders' equity	$281,107	$219,936

The accompanying notes are an integral part of these financial statements.

BIOXCEL THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$—	$—	$—	$—

Operating expenses
Research and development	13,509	17,906	28,250	30,277
General and administrative	14,104	3,529	25,742	6,154
Total operating expenses	27,613	21,435	53,992	36,431
Loss from operations	(27,613)	(21,435)	(53,992)	(36,431)
Other income (expense)
Interest income	10	28	20	119
Interest expense	(16)	(12)	(23)	(18)
Net loss and comprehensive loss	$(27,619)	$(21,419)	$(53,995)	$(36,330)
Basic and diluted net loss per share attributable to common stockholders	$(1.11)	$(1.06)	$(2.18)	$(1.85)
Weighted average shares outstanding - basic and diluted	24,962	20,293	24,744	19,619

The accompanying notes are an integral part of these financial statements.

BIOXCEL THERAPEUTICS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(amounts in thousands)

(unaudited)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2019	18,087	$18	$83,565	$(56,688)	$26,895
Issuance of common stock, net of issuance costs of $4,789	2,300	2	68,809	—	68,811
Purchase and cancellation of shares from BioXcel Corporation	(300)	—	(9,024)	—	(9,024)
Stock-based compensation	—	—	776	—	776
Exercise of stock options	95	—	39	—	39
Net loss	—	—	—	(14,911)	(14,911)
Balance as of March 31, 2020	20,182	$20	$144,165	$(71,599)	$72,586
Stock-based compensation	—	—	1,956	—	1,956
Exercise of stock options	171	—	271	—	271
Net loss	—	—	—	(21,419)	(21,419)
Balance as of June 30, 2020	20,353	$20	$146,392	$(93,018)	$53,394

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2020	24,417	$24	$345,529	$(138,857)	$206,696
Stock-based compensation	—	—	5,565	—	5,565
Exercise of stock options	214	1	851	—	852
Net loss	—	—	—	(26,376)	(26,376)
Balance as of March 31, 2021	24,631	$25	$351,945	$(165,233)	$186,737
Issuance of common stock, net of issuance costs of $3,542	3,279	3	101,024	—	101,027
Stock-based compensation	—	—	6,769	—	6,769
Exercise of stock options	59	—	497	—	497
Net loss	—	—	—	(27,619)	(27,619)
Balance as of June 30, 2021	27,969	$28	$460,235	$(192,852)	$267,411

The accompanying notes are an integral part of these financial statements.

BIOXCEL THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six months ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(53,995)	$(36,330)
Reconciliation of net loss to net cash used in operating activities
Depreciation and amortization	144	95
Stock-based compensation expense	12,334	2,732
Changes in operating assets and liabilities:
Prepaid expenses, other assets and right of use assets	(1,064)	(1,137)
Accounts payable, accrued expenses, lease liabilities and other liabilities	559	7,663
Net cash used in operating activities	(42,022)	(26,977)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and leasehold improvements	(416)	(51)
Net cash used in investing activities	(416)	(51)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	101,027	68,811
Purchase and cancellation of shares from BioXcel LLC	—	(9,024)
Exercise of stock options	1,349	310
Net cash provided by financing activities	102,376	60,097

Net increase in cash and cash equivalents	59,938	33,069
Cash and cash equivalents, beginning of the period	213,119	32,426
Cash and cash equivalents, end of the period	$273,057	$65,495

Supplemental cash flow information:
Interest paid	$23	$18

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

As used in these financial statements, unless otherwise specified or the context otherwise requires, the terms the “Company” or “BTI” refer to BioXcel Therapeutics, Inc., and “BioXcel LLC” refers to BioXcel LLC and, its predecessor, BioXcel Corporation.

The Company was incorporated under the laws of the State of Delaware on March 29, 2017. The Company’s principal office is in New Haven, Connecticut.

The Company incurred losses of $27,619 and $21,419 for the three months ended June 30, 2021 and 2020, respectively and $53,995 and $36,330 for the six months ended June 30, 2021 and 2020, respectively. The Company had an accumulated deficit of $192,852 as of June 30, 2021. The Company has funded its operations primarily through the sale of equity securities.

Impact of COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of COVID-19, a novel strain of coronavirus, a global pandemic. This pandemic has caused and is continuing to cause major disruptions to businesses and financial markets worldwide. This may affect the Company’s operations and those of third parties on which the Company relies, including causing disruptions in the supply of the Company’s product candidates and the conduct of current and planned preclinical and clinical studies. The Company may need to limit its operations and may experience limitations in employee resources. There are risks that the COVID-19 pandemic, or the spread of the variants of the disease, may be more difficult to control than currently anticipated in which case the risks described herein could increase significantly. The extent to which the COVID-19 pandemic impacts the Company’s results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the prevalence of variants of the disease, the efficacy and adoption of vaccines, and actions to contain the coronavirus or treat its impact, among others.

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

Note 2. Basis of Presentation

The accompanying unaudited financial statements do not include all of the information and footnotes required by GAAP. The accompanying year-end balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2021, the results of its operations for the three and six months ended June 30, 2021 and 2020 and its cash flows for the six months ended June 30, 2021 and 2020, respectively. The results for the three and six months ended June 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods or any future year or period. The accompanying unaudited financial statements of the Company should be read in conjunction with the audited financial statements and notes as of and for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2021.

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and notes thereto. The Company believes that its existing cash and cash equivalents will be sufficient to cover its cash flow requirements for at least the next twelve months from the issuance of these financial statements. However, the Company’s future requirements may change and will depend on numerous factors.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. As of June 30, 2021 and December 31, 2020, cash equivalents were comprised primarily of U.S. government money market funds. Cash and cash equivalents held at financial institutions may at times exceed federally insured amounts. We believe we mitigate such risk by investing in or through major financial institutions.

Property and Equipment

Property and equipment are recorded at cost and depreciated and amortized over the shorter of their remaining lease term or their estimated useful life on a straight-line basis as follows:

Equipment 3-5 years

Furniture 7 years

Leasehold improvements Lesser of life of improvement or lease term

Expenditures for maintenance and repairs which do not improve or extend the useful lives of respective assets are expensed as incurred. When assets are sold or retired, the related cost and accumulated depreciation are removed from their respective accounts and any resulting gain or loss is included in income (loss) from operations.

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

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and the long-term portion of operating lease liabilities in our balance sheet.

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

The Company’s stock option awards are valued at fair value on the date of grant and that fair value is recognized over the requisite service period. The estimated fair value of stock option awards was determined using the Black-Scholes option pricing model on the date of grant. Significant judgment and estimates were used to estimate the fair value of awards, granted prior to the Company’s IPO in March 2018. Stock awards granted by the Company subsequent to the IPO are valued using market prices at the date of grant.

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

As of June 30, 2021 and December 31, 2020, the Company had $271,845 and $212,562, respectively, in U.S. government money market accounts (included in cash and cash equivalents) which was valued based on Level 1 inputs. There were no transfers between levels within the hierarchy during the six months ended June 30, 2021 and the year ended December 31, 2020.

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

Note 4. Financing Activities

In June 2021, the Company sold in a registered offering 3,155 shares of its common stock at a public offering price of $31.70 per share. The Company received proceeds of $96,971, net of issuance costs of $3,042.

In May 2021, the Company entered into an Open Market Sale Agreement (the “Sale Agreement”) with Jefferies LLC (“Jeffries”) pursuant to which the Company could offer and sell shares of its common stock, par value $0.001 per share (the “Common Stock”), having an aggregate offering price of up to $100,000 (the “Shares”), from time to time, through an “at the market offering” program under which Jefferies will act as sale agent. The Company sold 124 shares under the Sale Agreement in June 2021. As of June 30, 2021, the Company received proceeds of $4,056, net of issuance costs of $500.

In February 2020, the Company sold in a registered offering 2,300 shares of its common stock at a public offering price of $32.00 per share. The Company received proceeds of $68,811, net of issuance costs of $4,789. The Company used $9,024 of the proceeds to purchase and cancel 300 shares of common stock from BioXcel LLC.

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

Note 5. Transactions with BioXcel LLC

The Company entered into a Separation and Shared Services Agreement with BioXcel LLC that took effect on June 30, 2017, as amended and restated, (the “Services Agreement”), pursuant to which services provided by BioXcel LLC through its subsidiaries in India and the United States will continue indefinitely, as agreed upon by the parties. These services are primarily for drug discovery, chemical, manufacturing and controls cost, and administrative support.

Service charges recorded under this agreement for the three and six months ended June 30, 2021 and 2020 were comprised as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Research and development	$310	$259	$630	$656
General and administrative	45	—	94	—
Total	$355	$259	$724	$656

As of June 30, 2021, $106 related to these service charges is included in due to related parties in the Company’s balance sheet.

Under the Services Agreement, the Company has an option, exercisable until March 12, 2023, to enter into a collaborative services agreement with BioXcel LLC pursuant to which BioXcel LLC shall perform product identification and related services for us utilizing EvolverAI. As of June 30, 2021, this option has not been exercised.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net loss (numerator)	$(27,619)	$(21,419)	$(53,995)	$(36,330)
Weighted-average share, in thousands (denominator)	24,962	20,293	24,744	19,619
Basic and diluted net loss per share	$(1.11)	$(1.06)	$(2.18)	$(1.85)

Potentially dilutive securities outstanding consists solely of stock options. The Company had options outstanding to purchase 4,041 and 3,731 shares of common stock as of June 30, 2021 and 2020, respectively.

Note 7. Property and Equipment, net

Property and Equipment, net consisted of the following

	June 30,	December 31,
	2021	2020
Computers and related equipment	$273	$260
Furniture	568	369
Leasehold improvements	1,107	650
Work in Process	—	356
	1,948	1,635
Accumulated depreciation	(506)	(362)
	$1,442	$1,273

Depreciation expense was $80 and $47 for the three months ended June 30, 2021 and 2020, respectively, and $144 and $95 for the six months ended June 30, 2021 and 2020, respectively.

Note 8. Accrued Expenses and Other Current Liabilities

Accrued expenses consist of the following:

	June 30, 2021	December 31, 2020

Research and development expenses	$3,588	$3,264
Accrued compensation and benefits	2,359	2,066
Accrued professional expenses	3,294	1,288
Accrued taxes	254	697
Other accrued expenses	62	154
	$9,557	$7,469

Other current liabilities as of June 30, 2021 and December 31, 2020 consists of $281 and $237, respectively, for the current portion of operating lease liabilities.

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

As of June 30, 2021, there were 619 shares available to be granted under the 2020 Plan.

A summary of the status of the Company’s stock option activity for the six months ended June 30, 2021 is presented below (in thousands, except per share amounts):

	Number	Weighted Average
	of	Exercise
	Shares	Price per Share
Outstanding as of January 1, 2021	3,798	$16.15
Granted	615	$41.88
Forfeited	(95)	$35.42
Cancelled	(4)	$16.04
Exercised	(273)	$4.95
Outstanding as of June 30, 2021	4,041	$20.37

Options vested and exercisable as of June 30, 2021	2,489	$7.93

As of June 30, 2021, the intrinsic value of options outstanding was $62,578. The intrinsic value for stock options is calculated based on the difference between the exercise prices of the underlying awards and the quoted stock price of the Company’s common stock as of the reporting date.

The total intrinsic value of stock options exercised for the six months ended June 30, 2021 and 2020 was $11,727 and $8,661, respectively.

The weighted average grant date fair value of options granted during the six months ended June 30, 2021 and 2020 was $32.30 and $31.47, respectively.

The weighted average grant date fair value of options vested at June 30, 2021 was $5.87.

The weighted average remaining contractual life is 6.7 years for options exercisable as of June 30, 2021.

Stock-Based Compensation

The fair value of options granted during the six months ended June 30, 2021 and 2020 was estimated using the Black-Scholes option-pricing model with the following assumptions.

	For the					For the
	Six Months Ended					Six Months Ended
	June 30, 2021					June 30, 2020
Expected Term	5.50	years	-	6.25	years	5.50	years	-	6.25	years
Expected stock price volatility	95.00%		-	98.00%		79.02%		-	85.78%
Risk-free rate of interest	0.96%		-	1.22%		0.40%		-	2.34%
Expected dividend	0.0%		-	0.0		0.0%		-	0.0

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

Unrecognized compensation expense related to unvested awards as of June 30, 2021 was $29,674 and will be recognized over the remaining vesting periods of the underlying awards. The weighted-average period over which such compensation is expected to be recognized is 1.8 years.

Total stock-based compensation charges for the three months and six months ended June 30, 2021 and 2020 were comprised as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Research and Development	$2,173	$918	$4,205	$1,384
General and administrative	4,596	1,038	8,129	1,348
Total	$6,769	$1,956	$12,334	$2,732

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

The future minimum annual lease payments under these operating leases as of June 30, 2021 are as follows:

Year ending December 31,	Amount
Remainder of 2021	178
2022	363
2023	372
2024	381
2025	391
Thereafter	64
Total lease payments	1,749
Less imputed interest	(213)
Total lease liability	1,536
Less current portion of lease liability	(281)
Long-term portion operating lease liability	$1,255

The current portion of the Company’s operating lease liability of $281 as of June 30, 2021 is included in other current liabilities on the balance sheet.

The Company recorded lease expense of $85 and $54 related to its operating lease right-of-use asset for the three months ended June 30, 2021 and 2020, respectively. The Company recorded lease expense of $194 and $108 related to its operating lease right-of-use asset for the six months ended June 30, 2021 and 2020, respectively.

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

The Company has received a demand letter pursuant to Section 220 of the Delaware General Corporation Law (“DGCL”) from a stockholder seeking disclosure of certain of the Company's records. The Company has responded to those demands, stating its belief that the demand letter fails to fully comply with the requirements of Section 220 of the DGCL. On June 15, 2021, the stockholder filed a complaint in Delaware Chancery Court seeking to compel inspection of books and records pursuant to Section 220 of the DGCL. On July 19, 2021, the parties entered into a settlement agreement to resolve the matter.

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

During the first quarter of 2020 and continuing through June 30, 2021, the novel coronavirus disease, or COVID-19, was declared a pandemic and spread to multiple regions across the globe, including the United States and Europe. The pandemic and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen.

Throughout 2020 and continuing in 2021, we took steps in line with guidance from the U.S. Centers for Disease Control and Prevention (“CDC”) and the State of Connecticut to protect the health and safety of our employees and the community. In particular, we implemented a work-from-home policy for all employees and have restricted on-site activities to certain chemical, manufacturing and control (“CMC”) and clinical trial activities. We continue to assess the impact of the COVID-19 pandemic to best mitigate risk and continue the operations of our business. Beginning late in the first quarter of 2021, and in line with State of Connecticut guidelines, we opened our office on a voluntary basis up to full capacity. In May 2021 the State of Connecticut lifted all business and office restrictions in the State. We have instituted a return to the office policy and will continue to evaluate that policy over the next several months.

We continue to work closely with our clinical sites to monitor the potential impact of the evolving COVID-19 pandemic and the spread of its variants. We remain committed to our clinical programs and development plans. Through June 30, 2021, we have not experienced any significant delays to our ongoing or planned clinical trials, except for challenges in accessing elderly care facilities and ICU settings; however, this could rapidly change.

Our Clinical Programs

The following is a summary of the status of our clinical development programs as of the date of this Quarterly Report on Form 10-Q:

Our Pipeline

Neuroscience

Program / Indication	Status
BXCL501	
Acute agitation in schizophrenia/bipolar	SERENITY I & II Trials (PDUFA date – 1/5/22)
Acute agitation in dementia	TRANQUILITY Trial (Phase 1b/2)
Opioid withdrawal symptoms	RELEASE Trial (Phase 1b/2)
Agitation in delirium*	PLACIDITY Trial (Phase 2)
KalmPen™ (Single-use IM)	
Severe acute agitation	Formulation Development
BXCL501	
Chronic agitation in dementia	Clinical Planning
BXCL501 + combination	
Chronic agitation in dementia	Formulation Development
Wearable Device (+BXCL501)**	
Pre & post-agitation in dementia	Clinical Feasibility Study

Immuno-oncology

Program / Indication	Status
BXCL701	
Castration-resistant prostate cancer (NEPC & adeno)	Phase 2 (Combination with KEYTRUDA)
Basket trial – hot tumors (MD Anderson Led)	Phase 2 (Combination with KEYTRUDA)

**Delirium study on voluntary pause*

***Regulatory path to be determined; device + drug combination to be evaluated after validation of predictive algorithm*

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

BXCL501 Clinical Trials

SERENITY I and SERENITY II

In 2020, we announced topline results from the SERENITY I and II pivotal trials, which showed that treatment with BXCL501 was well-tolerated and resulted in clinically meaningful reductions in agitation in schizophrenia and bipolar disorder I and II patients. The FDA subsequently agreed to a rolling review of our NDA, allowing us to submit completed sections of the application early. In May 2021, we announced that the FDA had notified us that our NDA submission was accepted for filing. The FDA assigned a Prescription Drug User Fee Act (“PDUFA”) date of January

5, 2022. We also have plans underway for a Marketing Authorization Application (“MAA”) with the European Medicines Agency (“EMA”) for BXCL501 for the acute treatment of agitation associated with schizophrenia and bipolar disorders I & II in the second half of 2021.

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

The trial’s primary objective was to evaluate safety and tolerability. During the study, BXCL501 was well-tolerated and no severe or serious adverse events were reported. The most common adverse event was somnolence characterized as either mild (55% for 60 mcg, 56.3% for 30 mcg and 7.1% for placebo) or moderate (5% for 60 mcg and 0% for both 30 mcg and placebo), followed by hypotension (10%, 0%, 0%), orthostatic hypotension (5%, 6.3%, 0%) and dizziness (5%, 6.3% and 0%). There were no reported cases of syncope or falls in any of the patients studied. Higher exposure levels of BXCL501 were observed in this elderly patient population compared to earlier trials.

The trial met its secondary efficacy endpoints with the 60 mcg dose compared to placebo in all three agitation scales: the Positive and Negative Syndrome Scale-Excitatory Component (“PEC”); the Pittsburg Agitation Scale (“PAS”), and the Modified Cohen-Mansfield Inventory (“Mod-CMAI”). Treatment with BXCL501 demonstrated statistically significant and clinically meaningful reductions in total scores at two hours post-dosing (PEC p=0.0011; PAS p<0.0001; Mod-CMAI p<0.0001; PEC response rate = 70%), numerical separation from placebo in PEC total score as early as 30 minutes with statistically significant reductions on both PEC and PAS at 60 minutes lasting 8 hours after treatment.

Additional statistically significant reductions with the 60 mcg dose compared to placebo at 2 hours post-dosing were observed with the Agitation and Calmness Evaluation Scale (ACES p=0.0006) and Clinical Global Impression-Improvement Scale (CGI p<0.0001, 90% responder rate).

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

We announced that we initiated a 46 patient (1:1 randomization) multicenter, placebo-controlled TRANQUILITY expansion study investigating a 40 mcg dose cohort of BXCL501. PK/PD modeling of BXCL501 data from the TRANQUILITY trial was supportive of evaluating the efficacy of a 40 mcg dose. Recruitment in this study is progressing. We expect topline results in the fourth quarter of 2021 that are expected to provide additional insights to support the Company’s clinical development strategy directed at all segments of the dementia market.

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

We held an end of Phase 2 meeting with the FDA in May 2021 to discuss the BXCL501 program for the acute treatment of agitation in dementia patients. We plan to hold additional meetings with the FDA in the second half of 2021 in order to discuss certain matters, including development strategy, the trial design, dosing regimen, and endpoints for the pivotal Phase 3 program. We expect to commence the BXCL501 Phase 3 program for the acute treatment of agitation associated with dementia in the fourth quarter of 2021, pending further feedback from the FDA.

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

With respect to retention, a secondary endpoint, the study showed that patients in multiple dose cohorts treated with BXCL501 had numerical improvements in retention rates, a key goal of opioid withdrawal treatment, compared to placebo. The 120 mcg and 180 mcg dose groups showed 42% and 52% rates of retention at Day 6 of BXCL501 treatment, respectively, versus 24% for placebo, though these differences were not statistically significant. However, the results also showed that, of the 87% of patients who had fentanyl in their systems upon entry, greater than 50% remained fentanyl positive following the morphine stabilization phase of 5 days. Consequently, withdrawal symptoms were not equivalent across various dose cohorts, suggesting that morphine use did not mitigate or normalize withdrawal symptoms in these patients. Efficacy measures, including assessment of patients’ symptoms of acute opioid withdrawal following the morphine maintenance phase with the Clinical Opiate Withdrawal Scale (“COWS”) and the Short Opiate Withdrawal Scale of Gossop (“SOWS-Gossop”) were secondary objectives of the trial. Improvements in group mean total scores were not observed in SOWS-Gossop”) or COWS in the BXCL501 treatment arms compared to placebo. The Company believes that the high fentanyl prevalence and lack of normalization (morphine for 5 days) observed in study subjects could have confounded these results and made them difficult to interpret. Although improvements were not observed in group mean total efficacy scores, study showed numerical improvements in retention rates in multiple BXCL501 dose cohorts compared to placebo.

We believe the favorable tolerability results observed in multiple dose regimens within the RELEASE trial provide valuable insights that support investigation across additional indications and treatment settings.

PLACIDITY

Agitation associated with delirium is a serious condition that affects patients in many hospital settings: ICUs, surgical & medical wards, and emergency departments. Currently, there are no FDA-approved medications for delirium or agitation associated with delirium. We believe that the potential to address the treatment of agitation associated with delirium could provide synergy with the medical and commercial infrastructure we are developing to support our first two proposed indications.

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

PEDIATRIC STUDY

In June 2021, we initiated a global clinical trial designed to determine the safety and efficacy of BXCL501 in agitation associated with pediatric schizophrenia and bipolar disorder. The trial has been reviewed by the FDA to ensure we meet the Pediatric Equity Research Act (“PREA”) requirements as well as the European Medicines Agency (“EMA”) to fulfill commitments to study the effects of BXCL501 in children, ages 10-17. The multisite double-blind placebo controlled parallel group trial will enroll patients with schizophrenia, schizoaffective disorder, bipolar 1 and bipolar 2 disorder. Similar to the Serenity 1 and 2 trials, the primary endpoint is the change from baseline PEC total score at 2 hours. The trial has been initiated in the U.S. and we expect enrollment to begin Q3 2021.

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

We continue to explore the use of a wearable device to measure early signs of agitation in subsets of patients that are part of BCXL501 clinical trials. Data is obtained by the wearable device, collected on other electronic devices such as phones, and transmitted to our partner for analysis. Feasibility studies demonstrated that patients were able to wear these devices and that these devices were able to transmit data to our corporate partner. Along with our partner, we are now establishing methods to use these data to construct algorithms that are designed to predict when a patient is becoming agitated. The goal of this program is to establish a predictive algorithm that allows providers to dose patients before they achieve a highly agitated state.

Other Neuropsychiatric /Neurodegenerative Indications and Formulations

Given the differentiated design of BXCL501 and its selective mechanism of action, we believe that BXCL501 has the potential for broad applicability across several indications where agitation is a symptom of a condition or underlying disease. There are additional neurological and psychiatric disorders where agitation is a symptom that requires treatment.

We are exploring development of BXCL501 as a potential treatment option for agitation associated with various forms of dementia including acute, intermittent and chronic. In addition, we are also developing a single-use intramuscular injection formulation for patients with severe agitation (non-cooperative).

Scientific Exchange

We have deployed Medical Science Liaison and Medical Manage Care teams who are engaging in scientific and medical-to-medical exchanges with healthcare professionals and payers, respectively.

Commercial Readiness

On the commercial infrastructure front, we continue to advance our preparations for commercial readiness. We are further refining the design of our sales force, both in size and structure, to finalize our go to market strategy for the potential commercial launch of BXCL501 for the acute treatment of agitation associated with schizophrenia and bipolar disorders I & II. All of this work will be a crucial foundation to launching additional potential follow-on indications, paving the way for our neuroscience business.

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

BXCL701 Clinical Trials

BXCL701 is currently being evaluated in two combination therapy clinical trials:

In April 2020, we announced the initiation of the Phase 2 efficacy portion of the Phase 1b/2 trial evaluating BXCL701 in combination with KEYTRUDA® (pembrolizumab, a PD-1 inhibitor) for Neuro Endocrine Prostate Cancer (“NEPC”). The Phase 1b safety assessment of BXCL701 identified a split dose totaling 0.6 mg per day as the recommended dose when used in combination with KEYTRUDA. In addition to the efficacy cohort in NEPC patients, in August 2020, we opened a separate cohort for castrate resistant prostate cancer (“CRPC”) patients who have failed taxane-based chemotherapy and up to two lines of second-generation androgen pathway blockers. The Phase 1b portion of this trial was presented at the Society for Immunotherapy of Cancer’s 35th Anniversary Annual Meeting in 2020, and an efficacy update was recently presented at the American Society of Clinical Oncology Genitourinary Symposium in February 2021. In May 2021, we announced that the adenocarcinoma cohort of the ongoing Phase 1b/2 trial of BXCL701 and pembrolizumab (KEYTRUDA®) in aggressive forms of prostate cancer met its efficacy bar to move to stage two. The trial will now continue to full enrollment and a more complete efficacy update from the Phase 2 portion of this trial is expected in Q3 2021.

The MD Anderson-led Phase 2 open-label basket trial is designed to evaluate the response rate of orally administered BXCL701, combined with KEYTRUDA, in two arms: Arm A is enrolling checkpoint naïve patients (where checkpoint therapy is indicated: “hot tumors”); and Arm B is enrolling patients who have progressed following checkpoint therapy alone. As of August 2020, the efficacy bar had been met for both arms, allowing the trial to advance to completion. Preliminary data were recently presented at the June 2021 American Society of Clinical Oncology meeting.

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

Other Product Candidates

Neuroscience Program

We are targeting neuroscience disorders where there is a high unmet medical need, including those in which a requirement for symptom management is a priority (such as agitation and symptoms resulting from stress-related behaviors) as well as for transformative care for monogenic rare central nervous system disorders.

For symptomatic approaches, our neuroscience program is developing product candidates with a focus on treating symptoms for various neurological and psychiatric disorders. Additionally, the utilization of EvolverAI has identified several monogenic diseases with available animal models across rare neuroscience diseases. We utilize proprietary algorithms to identify associated mechanisms with existing pharmacology to test whether these agents can improve the disease profile in the animal model either through disease modification or symptomatic manner. The agents identified must be those that we believe can enter the clinic with the potential for an efficient development path.

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

Finally, we continually leverage the artificial intelligence platform to select and prioritize additional development opportunities to expand the current portfolio and broaden the addressable market for our lead programs through the identification of new indications. This includes exploring additional combination therapy approaches to expand BXCL701’s target indications beyond NEPC and CRPC.

Intellectual Property

We have recently strengthened our BXCL501 IP portfolio in Japan. Japan utility patent application No. 2021-067079 is allowed and the issued patent will expire no earlier than 2037.

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

We expense research and development costs to operations as incurred.

Our research and development costs by program for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Direct external costs
BXCL501	$3,972	$13,193	$10,132	$21,410
BXCL701	2,996	1,438	5,068	2,969
Other research and development programs	325	163	674	357
Total direct external costs	7,293	14,794	15,874	24,736
Internal personnel costs	5,761	2,664	11,419	4,674
Sub-total direct costs	13,054	17,458	27,293	29,410
Indirect costs and overhead	665	448	1,292	867
Research and development tax credit	(210)	—	(335)	—
Total research and development expenses	$13,509	$17,906	$28,250	$30,277

General and Administrative

General and administrative expenses primarily consist of salaries, benefits and non-cash stock-based compensation for our executive and administrative personnel. General and administrative expenses also include legal expenses to pursue patent protection of our intellectual property, professional fees for audit and tax and insurance charges.

We expect that our general and administrative expenses will increase to enable us to support our operations as we continue to expand our clinical programs. We also expect increased administrative costs resulting from our clinical trials and the potential commercialization of our product candidates. We believe that these increases will likely include increased costs for director and officer liability insurance, hiring additional personnel to support future market research and future product commercialization efforts and increased fees for outside consultants, attorneys and accountants. We may also incur increased costs to comply with corporate governance, internal controls, investor relations and similar requirements applicable to public companies.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is set forth in Note 3 to the financial statements included in this Quarterly Report on Form 10-Q.

Summary of Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

Revenues

We have not recognized any revenues since inception.

Research and Development Expense

Research and development expenses for the three months ended June 30, 2021 and 2020 were $13,509 and $17,906, respectively. Research and development expenses for the three months ended June 30, 2021 and 2020 were comprised as follows:

	Three Months Ended
	June 30,
	2021	2020	Change	% Change
Personnel and related costs	$3,588	$1,747	$1,841	105%
Non-cash stock-based compensation	2,173	918	1,255	137%
Professional fees	2,789	1,727	1,062	61%
Clinical trials expense	3,827	12,085	(8,258)	(68)%
Chemical, manufacturing and controls cost ("CMC")	875	1,171	(296)	(25)%
Travel and other costs	467	258	209	81%
Research and development tax credit	(210)	—	(210)	(100)%
Total research and development expenses	$13,509	$17,906	$(4,397)	(25)%

The decrease of $4,397 for the three months ended June 30, 2021 is primarily attributable to:

●	Decreased clinical trial expense primarily related to decreased costs related to our SERENITY I and II clinical trials, partially offset by increased costs related to our BXCL701 prostate cancer clinical trial.
●	Decreased CMC costs largely related to decreased BXCL501 manufacturing costs.

These decreases were partially offset by:

●	Increased personnel and recruiting costs related to our efforts to enlarge our clinical team as we expanded our clinical programs and in preparation of the potential commercial launch of BXCL501 in the U.S.
●	Increased non-cash stock-based compensation primary resulting from an increase in personnel.
●	Increased professional fees primarily due to increased fees related to toxicology studies as well as increased regulatory and consulting fees related to BXCL501.

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

General and Administrative Expense

General and administrative expenses for the three months ended June 30, 2021 and 2020 were $14,104 and $3,529, respectively. General and administrative expenses for the three months ended June 30, 2021 and 2020 were comprised as follows:

	Three Months Ended
	June 30,
	2021	2020	Change	% Change
Personnel and related costs	$2,304	644	$1,660	258%
Non-cash stock-based compensation	4,596	1,038	3,558	343%
Professional fees	2,701	1,165	1,536	132%
Marketing	2,951	—	2,951	100%
Commercial	576	—	576	100%
Insurance	552	444	108	24%
Travel and other costs	424	238	186	78%
Total general and administrative expenses	$14,104	$3,529	$10,575	300%

The increase of $10,575 for the three months ended June 30, 2021 is primarily attributable to:

●	Increased personnel and recruiting costs due to our continuing efforts to expand our teams in preparation of the potential commercial launch of BXCL501 in the U.S.
●	Increased non-cash stock-based compensation primarily resulting from an increase in personnel.
●	Increased professional and consulting fees due to the expanding growth of our operations and was primarily related to increased corporate legal fees and increased consulting costs related to our preparation for the potential commercial launch of BXCL501 in the U.S.
●	Increased marketing related fees primarily related to market research and our BXCL501 marketing campaigns.
●	Increased commercial related fees primarily costs related to our efforts related to preparation for the potential commercial launch of BXCL501 in the U.S.
●	Increased insurance costs primarily related to an increase in Director and Officer liability premiums.

Comparison of the Six Months Ended June 30, 2021 and 2020

Revenues

We have not recognized any revenues since inception.

Research and Development Expense

Research and development expenses for the six months ended June 30, 2021 and 2020 were $28,250 and $30,277, respectively. Research and development expenses for the six months ended June 30, 2021 and 2020 were comprised as follows:

	Six Months Ended
	June 30,
	2021	2020	Change	% Change
Personnel and related costs	$7,214	$3,290	$3,924	119%
Non-cash stock-based compensation	4,205	1,384	2,821	204%
Professional fees	6,540	3,174	3,366	106%
Clinical trials expense	7,108	19,900	(12,792)	(64)%
Chemical, manufacturing and controls cost ("CMC")	2,693	2,000	693	35%
Travel and other costs	825	529	296	56%
Research and development tax credit	(335)	—	(335)	(100)%
Total research and development expenses	$28,250	$30,277	$(2,027)	(7)%

The decrease of $2,027 for the six months ended June 30, 2021 is primarily attributable to:

●	Decreased clinical trial expense primarily related to decreased costs related to our SERENITY I and II clinical trials, partially offset by increased costs related to our RELEASE clinical trial, partially offset by increased costs related to our BXCL701 prostate cancer clinical trial.

This decrease was partially offset by:

●	Increased personnel and recruiting costs related to our efforts to enlarge our clinical team as we expanded our clinical programs and in preparation of the potential commercial launch of BXCL501 in the U.S.

●	Increased non-cash stock-based compensation primary resulting from an increase in personnel.
●	Increased professional fees was primarily due to increased fees related to toxicology studies as well as increased regulatory and consulting fees related to BXCL501.
●	Increased CMC costs largely related to increased BXCL501 manufacturing, stability and storage costs.

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

General and Administrative Expense

General and administrative expenses for the six months ended June 30, 2021 and 2020 were $25,742 and $6,154, respectively. General and administrative expenses for the six months ended June 30, 2021 and 2020 were comprised as follows:

	Six Months Ended
	June 30,
	2021	2020	Change	% Change
Personnel and related costs	$4,594	1,211	$3,383	279%
Non-cash stock-based compensation	8,129	1,348	6,781	503%
Professional and consulting fees	5,311	2,410	2,901	120%
Marketing	4,946	—	4,946	100%
Commercial	982	—	982	100%
Insurance	1,018	728	290	40%
Travel and other costs	762	457	305	67%
Total general and administrative expenses	$25,742	$6,154	$19,588	318%

The increase of $19,588 for the six months ended June 30, 2021 is primarily attributable to:

●	Increased personnel and recruiting costs due to our continuing efforts to expand our teams in preparation of the potential commercial launch of BXCL501 in the U.S.
●	Increased non-cash stock-based compensation primary resulting from an increase in personnel.
●	Increased professional fees due to the expanding growth of our operations and was primarily related to increased corporate legal fees and increased consulting costs related to our preparation for the potential commercial launch of BXCL501 in the U.S.
●	Increased marketing related fees primarily related to market research and marketing campaigns, in anticipation of the potential commercial launch of BXCL501.
●	Increased commercial related fees primarily costs related to our efforts related to preparation for the potential commercial launch of BXCL501 in the U.S.
●	Increased insurance costs primarily related to an increase in Director and Officer liability premiums.

Inflation

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the periods presented.

Liquidity and Capital Resources

As of June 30, 2021, we had cash and cash equivalents of $273,057, working capital of $264,217 and stockholders’ equity of $267,411. We incurred losses of approximately $27,619 and $21,419 for the three months ended June 30, 2021 and 2020, respectively, and losses of $53,995 and $36,330 for the six months ended June 30, 2021 and 2020, respectively. We have not yet generated any revenues and we have not yet achieved profitability. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need to generate significant product revenues to achieve profitability. We believe that our existing cash and cash equivalents as of June 30, 2021 will enable us to fund our operating expenses and capital expenditure requirements for at least one year from the date of this Quarterly Report on Form 10-Q.

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

Sources of Liquidity

We have focused our efforts on raising capital and building the products in our pipeline. Since our inception, our operations have been financed primarily by BioXcel LLC, and from proceeds from the sale of equity securities. Through June 30, 2021, we have received approximately $459,856 in aggregate gross proceeds from stock issuances including our initial public offering, private placements of our common stock, and registered offerings of our common stock and Open Market Sale Agreements (“ATM Program”). We have not yet established an ongoing source of revenue sufficient to cover our operating costs and will need to do so in future periods.

In June 2021, we sold in a registered offering 3,155 shares of its common stock at a public offering price of $31.70 per share. We received proceeds of $96,971, net of issuance costs of $3,042.

In May 2021, we entered into an Open Market Sale Agreement (the “Sale Agreement”) with Jefferies LLC (“Jeffries”) pursuant to which the Company could offer and sell shares if its common stock, par value $0.001 per share (the “Common Stock”), having an aggregate offering price of up to $100,000 (the “Shares”), from time to time, through an “at the market offering” program under which Jefferies will act as sale agent. We sold 124 shares under the Sale Agreement in June 2021. As of June 30, 2021, we received proceeds of $4,056, net of issuance costs of $500.

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

Cash Flows

	Six Months Ended June 30,
(in thousands)	2021	2020
Cash provided by (used in) in thousands:
Operating activities	$(42,022)	$(26,977)
Investing activities	(416)	(51)
Financing activities	102,376	60,097

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2021 was $42,022, which was primarily attributable to our net loss of $53,995, partially offset by $12,334 in non-cash stock-based compensation.

Net cash used in operating activities for the six months ended June 30, 2020 was $26,977, which primarily attributable to our net loss of $36,330 partially offset by $2,732 in stock-based compensation and a $7,663 increase in accounts payable, accrued expenses and other liabilities.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2021 was $416 and was attributable to the purchase of property and equipment.

Net cash used in investing activities for the six months ended June 30, 2020 was $51 and was attributable to the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2021 was $102,376 and was attributable to $96,971 in net proceeds from the issuance of common stock in our June 2021 public offering, $4,056 in net proceeds from the sale of common stock under our Sale Agreement in June 2020 and $1,349 in proceeds from the exercise of stock options.

Net cash provided by financing activities for the six months ended June 30, 2020 was $60,097 and was primarily attributable to $68,811 in net proceeds from the issuance of common stock in our February 2020 public offering and $310 in proceeds received from the exercise of stock options. This amount was partially offset by $9,024 used for the purchase and cancellation of 300,000 shares of common stock owned by BioXcel. LLC.

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

•seek to identify, acquire, license, develop and commercialize product candidates;

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

We believe that our existing cash and cash equivalents as of June 30, 2021 will be sufficient to enable us to fund operating expenses and capital expenditure requirements for at least the next 12 months from the date of the issuance of the financial statements included in this Quarterly Report on Form 10-Q. We expect that we will need to obtain substantial additional funding in order to fund our operations. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interests of our existing stockholders may be materially diluted and the terms of these securities could include liquidation or other preferences that could adversely affect the rights of our existing stockholders. In addition, debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business. If we are unable to raise capital when needed or on attractive terms, we could be forced to significantly delay, scale back or discontinue the development or commercialization of BXCL501, BXCL701 or other product candidates, seek collaborators at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available, and relinquish or license, potentially on unfavorable terms, our rights to BXCL501, BXCL701 or other product candidates that we otherwise would seek to develop or commercialize ourselves.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined under SEC rules.

Contractual Obligations

There have been no material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Critical Accounting Policies

Our critical accounting policies and estimates are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies " in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. We have reviewed and determined that those critical accounting policies and estimates remain our critical accounting policies and estimates as of and for the six months ended June 30, 2021. No changes were made to our critical accounting policies during the period presented.

Recent Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is set forth in Note 3 to the financial statements included elsewhere in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. As of June 30, 2021, we had $273,057 of cash and cash equivalents. Our cash and cash equivalents is primarily held in U.S. Government money market funds. We do not participate in any foreign currency hedging activities and we do not have any other derivative financial instruments. We did not recognize any significant exchange rate losses during the six months ended June 30, 2021 and 2020, respectively.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

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

Since our inception, we have incurred significant operating losses. Our net loss was $54.0 million and $36.3 million for the six months ended June 30, 2021 and 2020 respectively. As of June 30, 2021, we had stockholders’ equity of $267.4 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. None of our product candidates have been approved for marketing in the United States, or in any other jurisdiction, and may never receive such approval. It could be several years, if ever, before we have a commercialized product that generates significant revenues. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

●	continue the development of our product candidates;

●	conduct preclinical studies and clinical trials for our current product candidates and any future product candidates that we may pursue;

●	continue to build our portfolio of product candidates through the acquisition or in-license of additional product candidates or technologies;

●	continue to develop, maintain, expand and protect our intellectual property portfolio;

●	pursue regulatory approvals for our current and future product candidates that successfully complete clinical trials;

●	establish a sales, marketing and distribution infrastructure to commercialize any product candidate for which we may obtain marketing approval;

●	hire additional clinical, regulatory, scientific and accounting personnel; and

●	incur additional legal, accounting and other expenses in operating as a public company.

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

We expect that our cash and cash equivalents as of June 30, 2021 will be sufficient to fund our ongoing research and development efforts and commercialization preparation for at least twelve months from the date of the issuance of the financial statements included in this Quarterly Report on Form 10-Q. We will be required to expend significant funds in order to advance the development of BXCL501, BXCL701 and our other product candidates. In addition, while we may seek one or more collaborators for future development of our current product candidate or any future product candidates that we may develop for one or more indications, we may not be able to enter into a collaboration for any of our product candidates for such indications on suitable terms, on a timely basis or at all. In any event, the net proceeds of our prior equity offerings and our existing cash will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of our product candidates or our other preclinical programs. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Further financing may not be available to us on acceptable terms, or at all. Additionally, market volatility resulting from the COVID-19 pandemic or other factors could also adversely impact our ability to access capital as and when needed. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

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

We have only submitted one NDA to the FDA and have not submitted any similar drug approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that any of our product candidates will be successful in clinical trials or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market one or more of our product candidates, our revenues will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets for patients that we are targeting for our product candidates are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.

We plan to seek regulatory approval to commercialize our product candidates in the United States, the European Union and in additional foreign countries. While the scope of regulatory approval is similar in other countries, to obtain separate regulatory approval in many other countries we must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution of our product candidates, and we cannot predict success in these jurisdictions.

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

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. The clinical evaluation of BXCL501, BXCL701 and our other product candidates in patients, in many cases, is still in the early stages and it is possible that there may be side effects associated with their use. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects. For example, in our Phase 2 clinical trial for the treatment of emergent Neuroendocrine Prostate Cancer, one patient experienced acidosis with a fatal outcome. Although the clinical investigator could not determine that the fatality was related to treatment with BXCL701, it is possible that BXCL701 could be tied to unacceptable side effects in the future. In such an event, we, the FDA, the IRBs (or IECs) at the institutions in which our studies are conducted, or the DSMB could suspend or terminate our clinical trials or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. For example, the FDA placed Point Therapeutics, Inc.’s IND for BXCL701 on clinical hold following an increase in observed mortality in patients receiving BXCL701 in a Phase 3 trial in patients with non-small cell lung cancer. Though we believe that this result was caused by, among other things, an imbalance in the disease severity of patients enrolled in the active arm of the clinical trial, there is no guarantee that excess mortality will not be observed in future clinical studies. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the clinical trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We expect to have to train medical personnel using our product candidates to understand the side effect profiles for our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

BioXcel LLC’s approach to the discovery and development of product candidates based on EvolverAI is novel and unproven, and we do not know whether we will be able to develop any products of commercial value.

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

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. For example, the Trump administration took several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict whether or how these orders will be implemented, or whether they will be rescinded and replaced under the Biden administration. The policies and priorities of the new administration are unknown and could materially impact the regulations governing our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action and we may not achieve or sustain profitability.

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

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. For example, the Tax Cuts and Jobs Act, or the Tax Act, was enacted, which, among other things, removed penalties for not complying with the ACA’s individual mandate to carry health insurance. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court’s decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court held that Texas and other plaintiff states do not have standing to challenge the constitutionality of the Affordable Care Act’s individual mandate. It is also unclear how other efforts, if any, to challenge, repeal or replace the ACA will impact the law, or our business or financial condition.

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

As of August 5, 2021, BioXcel LLC owned approximately 31.0% of the economic interest and voting power of our outstanding common stock. Even though BioXcel LLC controls less than a majority of the voting power of our outstanding common stock, it may influence the outcome of such corporate actions so long as it owns a significant portion of our common stock.

Approval of commercial terms between us and BioXcel LLC does not preclude the possibility of stockholder litigation, including but not limited to derivative litigation nominally against BioXcel LLC and against its directors and officers and also against us and our directors and officers.

The commercial terms of the Separation and Shared Services Agreement with BioXcel LLC, as amended and restated, or the Services Agreement, and the Amended and Restated Asset Contribution Agreement, or the Contribution

Agreement, that we have entered into with BioXcel LLC have not been negotiated on behalf of BioXcel LLC by persons consisting solely of disinterested BioXcel directors.

No assurance can be given that any stockholder of BioXcel LLC will not claim in a lawsuit that such terms in fact are not in the best interests of BioXcel LLC and its stockholders, that the directors and officers of BioXcel LLC breached their fiduciary duties in connection with such agreements and that any disclosures by BioXcel LLC to its stockholders regarding these agreements and the relationship between BioXcel LLC and us did not satisfy applicable requirements. In any such instance, we and our directors and officers may also be named as defendants and we would have to defend ourselves and our directors and officers. While we will seek indemnification from BioXcel LLC under the terms of these agreements against any damages or other costs, which could be substantial, no such indemnification has yet been agreed to or may be agreed to and be in effect. Further, any such litigation would be time-consuming and would divert focus and resources from the development of our product candidates and our business, including but not limited to possibly delaying our clinical trials due to our management having to spend time and attention on such litigation.

We continue to depend on BioXcel LLC to provide us with certain services for our business.

We rely, in part, on BioXcel LLC and access to EvolverAI, a research and development engine created and owned by BioXcel LLC, to identify, research and develop potential product candidates in neuroscience and immuno-oncology. The Company has negotiated the Services Agreement with BioXcel LLC pursuant to which BioXcel LLC shall perform product identification and related services for us utilizing EvolverAI. Under the Services Agreement, the Company has an option, exercisable until March 12, 2023, to enter into a collaborative services agreement with BioXcel LLC pursuant to which BioXcel LLC shall perform product identification and related services for us utilizing EvolverAI. The parties are obligated to negotiate the collaborative services agreement in good faith and to incorporate reasonable market-based terms, including consideration for BioXcel LLC reflecting a low, single-digit royalty on net sales and reasonable development and commercialization milestone payments, provided that (i) development milestones shall not exceed $10 million in the aggregate and not be payable prior to proof of concept in humans and (ii) commercialization milestones shall be based on reaching annual net sales levels, be limited to 3% of the applicable net sales level, and not exceed $30 million in the aggregate. BioXcel LLC shall continue to make such product identification and related services available to us until at least September 30, 2024. In addition, BioXcel LLC has granted us a first right to negotiate exclusive rights to any additional product candidates in the fields of neuroscience and immuno-oncology that BioXcel LLC may identify on its own and not in connection with BioXcel LLC’s provision of services to us under the Services Agreement. This option for first negotiation shall be valid for a period of five years from the date of our IPO. If our rights and access to BioXcel LLC’s collaborative services and to EvolverAI were to become limited, terminated, or if we were otherwise precluded from conducting research and development using EvolverAI, or if BioXcel LLC is unable to fulfill its obligations under the agreements, such development could materially adversely affect our future operating results, financial condition and prospects. Furthermore, certain individuals conducting services on our behalf are not our employees, and except for remedies available to us under our agreements with BioXcel LLC, we cannot control whether or not they devote sufficient time, skill and resources to our ongoing development programs. We also cannot ensure that BioXcel LLC retains sufficient resources or personnel or otherwise to conduct its operations. BioXcel LLC may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting research and development activities, which could impede their ability to devote appropriate time to our research and development programs. In addition, if we fail to comply with our diligence, payment or other obligations under the agreements, any such collaboration may terminate or we may not be able to successfully negotiate agreements for future product candidates or collaborations with BioXcel LLC.

The management of and beneficial ownership in BioXcel LLC by our executive officers and our directors may create, or may create the appearance of, conflicts of interest.

The management of and beneficial ownership in BioXcel LLC by our executive officers and our directors may create, or may create the appearance of, conflicts of interest. For example, each of our Chief Executive Officer and a director on our Board, Vimal Mehta, Ph.D., and our Chief Digital Officer and a director on our Board, Krishnan Nandabalan, Ph.D., is a manager of BioXcel, as well as a director, officer and stockholder of BioXcel LLC. Additionally, as of August 5, 2021, each of Dr. Mehta and Dr. Nandabalan, through their beneficial ownership of

BioXcel LLC, beneficially owned approximately 32% and 32%, respectively, of the Company. Management and ownership by our executive officers and directors in BioXcel LLC, creates, or, may create the appearance of, conflicts of interest when these individuals are faced with decisions that could have different implications for BioXcel LLC than the decisions have for us, including decisions that relate to our Services Agreement, Contribution Agreement, as well as potential agreements relating to future product candidates and AI-related services or collaborations. Any perceived conflicts of interest resulting from investors questioning the independence of our management or the integrity of corporate governance procedures may materially affect our stock price.

Any disputes that arise between us and BioXcel LLC with respect to our past and ongoing relationships could harm our business operations.

Disputes may arise between BioXcel LLC and us in a number of areas relating to our past and ongoing relationships, including:

●	intellectual property, technology and business matters, including failure to make required technology transfers and failure to comply with non-compete provisions applicable to BioXcel LLC and us;
●	labor, tax, employee benefit, indemnification and other matters arising from the Separation;
●	distribution and supply obligations;
●	employee retention and recruiting;
●	business combinations involving us;
●	sales or distributions by BioXcel LLC of all or any portion of its ownership interest in us;
●	the nature, quality and pricing of services BioXcel LLC has agreed to provide us; and
●	business opportunities that may be attractive to both BioXcel LLC and us.

We entered into the Services Agreement with BioXcel LLC related to the Separation of our business operations from those of BioXcel LLC that contains certain limitations on BioXcel LLC’s ability to control various aspects of our business and operations, notwithstanding BioXcel LLC’s substantial ownership position. This agreement may be amended upon agreement between us and BioXcel.

BioXcel LLC may experience challenges with the acquisition, development, enhancement or deployment of technology necessary for EvolverAI.

BioXcel LLC operates in businesses that require sophisticated computer systems and software for data collection, data processing, cloud-based platforms, analytics, statistical projections and forecasting, mobile computing, social media analytics and other applications and technologies. BioXcel LLC seeks to address its technology risks by increasing its reliance on the use of innovations by cross-industry technology leaders and adapt these for their pharmaceutical, biotech, biopharmaceutical, diagnostic, medical device and contract research and manufacturing clients. Some of the technologies supporting the industries they serve are changing rapidly and we must continue to adapt to these changes in a timely and effective manner at an acceptable cost. They also must continue to deliver data to its clients in forms that are easy to use while simultaneously providing clear answers to complex questions. There can be no guarantee that we or BioXcel LLC will be able to develop, acquire or integrate new technologies, that these new technologies will meet our and BioXcel LLC’s needs or achieve our expected goals, or that we will be able to do so as quickly or cost-effectively as our competitors. Significant technological change could render EvolverAI obsolete. BioXcel LLC’s continued success will depend on its ability to adapt to changing technologies, manage and process ever-increasing amounts of data and information and improve the performance, features and reliability of its services in response to changing client and industry demands. BioXcel LLC may experience difficulties that could delay or prevent the successful design, development, testing, and introduction of advanced versions of EvolverAI, limiting our ability to identify new product candidates. New services, or enhancements to existing EvolverAI services, may not adequately meet our requirements. Any of these failures could have a material adverse effect on our operating results and financial condition.

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

We and/or our third-party manufacturers may be adversely affected by developments outside of our control, and these developments may delay or prevent further manufacturing of our products. Adverse developments may include labor disputes, resource constraints, shipment delays, inventory shortages, lot failures, unexpected sources of contamination, lawsuits related to our manufacturing techniques, equipment used during manufacturing, or composition of matter, unstable political environments, acts of terrorism, war, natural disasters, and other natural and man-made disasters. If BioXcel LLC, we or our third-party manufacturers were to encounter any of the above difficulties, or otherwise fail to comply with contractual obligations, our ability to provide any product for clinical trial or commercial purposes would be jeopardized. This may increase the costs associated with completing our clinical trials and commercial production. Further, production disruptions may cause us to terminate ongoing clinical trials and/or commence new clinical trials at additional expense. We may also have to take inventory write-offs and incur other charges and expenses for products that fail to meet specifications or pass safety inspections. Moreover, as a result of the COVID-19 pandemic, third-party manufacturers may be affected, which could disrupt their activities and, as a result, we could face difficulty sourcing key components necessary to produce supply of our product candidates, which may negatively affect our preclinical and clinical development activities. If production difficulties cannot be solved with acceptable costs, expenses, and timeframes, we may be forced to abandon our clinical development and commercialization plans, which could have a material adverse effect on our business, prospects, financial condition, and the value of our securities.

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

In 2020, the novel coronavirus disease, COVID-19, was declared a pandemic and spread across the globe, including throughout the United States and Europe. The pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. We have also implemented protocols as required under the State of Connecticut’s Reopen program and have limited travel. We have taken steps to protect our workforce and have instituted strict work rules to protect our employees. Beginning late in the first quarter of 2021, and in line with State of Connecticut guidelines, we opened our office on a voluntary basis up to full capacity. In May 2021, the State of Connecticut lifted all business and office restrictions in the State. We have instituted a return to the office policy and will continue to evaluate that policy over the next several months.

As a result of the COVID-19 pandemic, outbreaks from variants of COVID-19, or other pandemics, epidemics or outbreaks of infectious disease, we may experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:

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

The COVID-19 pandemic continues to rapidly evolve. The extent to which the outbreak impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as rate of infection, the duration of the pandemic and subsequent waves of infection, the prevalence of new variants of the virus, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, the availability, adoption and effectiveness of any vaccines and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. If we or any of the third parties with whom we engage were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. Additionally, concerns over the economic impact of COVID-19 pandemic have caused extreme volatility in financial and other capital markets which has and may continue to adversely impact our stock price and our ability to access capital markets.

We will need to increase the size of our organization and the scope of our outside vendor relationships, and we may experience difficulties in managing growth.

In addition to our employees, we have access to certain of BioXcel LLC’s employees and resources through the various agreements we have entered into with BioXcel LLC. We have been expanding our management team to include an operational ramp up of additional technical staff required to achieve our business objectives. We will need to continue to expand our managerial, operational, technical and scientific, financial and other resources in order to manage our operations and clinical trials, establish independent manufacturing, continue our research and development activities, and commercialize our product candidate. Our management and scientific personnel, systems and facilities currently in place may not be adequate to support our future growth.

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

In Europe, the General Data Protection Regulation, or GDPR, went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EU and the United States remains uncertain. For example, in 2016, the EU and United States agreed to a transfer framework for data transferred from the EU to the United States, called the Privacy Shield, but the Privacy Shield was invalidated in July 2020 by the Court of Justice of the European Union, or CJEU. While the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. These and other recent developments are likely to require us to review and amend the legal mechanisms by which we make and/or receive personal data transfers to and in the United States. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

Further, from January 1, 2021, companies have to comply with the GDPR and also the United Kingdom GDPR, or UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of £17.5 million or 4% of global turnover. The European Commission has adopted an adequacy decision in favor of the UK, enabling data transfers from EU member states to the UK without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews/ extends that decision, and remains under review by the Commission during this period. The relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the UK will be regulated in the long term. These changes may lead to additional costs and increase our overall risk exposure.

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

As of December 31, 2020, we had federal operating loss carryforwards, or NOLs, of approximately $40.7 million. Our NOLs arising before January 1, 2018 are subject to expiration and will begin to expire in 2037. As of December 31, 2020, we also had federal and state research and development and other tax credit carryforwards, or credits of approximately $5.0 million available to reduce future tax liabilities. The federal and state credits expire at various dates through 2037. These NOLs and credits could expire unused and be unavailable to offset future taxable income or income tax liabilities. In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an "ownership change" is subject to limitations on its ability to utilize its pre-change NOLs or credits to offset future taxable income or income tax liabilities. For these purposes, an ownership change generally occurs where the aggregate change in stock ownership of one or more stockholders or groups of stockholders owning at least 5% of a corporation's stock exceeds 50 percentage points over a three-year period. Future changes in our stock ownership, including as a result of our public offerings of common stock in 2021 and 2020, many of which are outside of our control, could result in an ownership change. Our NOLs or credits may also be impaired under state law. Accordingly, even if we attain profitability, we may not be able to utilize a material portion of our NOLs or credits. Furthermore, under the Tax Cuts and Jobs Act of 2017 and modified by the CARES Act signed on March 27, 2020, although the treatment of NOLs arising on or before December 31, 2017 has generally not changed, NOLs arising on or after January 1, 2018 and beyond may only be used to offset 80% of taxable income for tax years beginning after December 31, 2020. This change may require us to pay federal income taxes in future years despite generating a loss for federal income tax purposes in prior years.

Risks Related to Our Intellectual Property

It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection. If our patent position does not adequately protect our product candidates, others could compete against us more directly, which would harm our business, possibly materially.

Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection of our current and future product candidates, the processes used to manufacture them and the methods for using them, as well as successfully defending these patents against third-party challenges. We are the owner of record of patents and patent applications pending in the United States and in certain foreign jurisdictions. Patents issue from non-provisional applications, which are typically filed from provisional patent applications or from PCT applications that enter the national phase. Neither provisional patent applications nor PCT applications issue directly as patents. We own PCT, patent applications relating to our platform technologies covering methods of use and applications of the platform technologies. As of August 5, 2021, we had five allowed or issued foreign utility patents that are relevant to our BXCL701 program and one issued U.S. patent, one issued foreign utility patent and one allowed foreign utility patent that are relevant to our BXCL501 program. We cannot be certain that any future patents will issue with claims that cover our product candidates. Our ability to stop third parties from making, using, selling, offering to sell or importing our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities.

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

Our product candidates have been or will be submitted to the FDA for approval under Section 505(b)(2) of the FDCA. Section 505(b)(2) permits the submission of an NDA where at least some of the information required for approval comes from studies that were not conducted by, or for, the applicant and on which the applicant has not obtained a right of reference. The 505(b)(2) application would enable us to reference published literature and/or the FDA’s previous findings of safety and effectiveness for a branded reference drug with the same active ingredient. For NDAs submitted under Section 505(b)(2) of the FDCA, the patent certification and related provisions of the Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, apply. In accordance with the Hatch-Waxman Act, such NDAs may be required to include certifications, known as paragraph IV certifications, that certify that any patents listed in the Patent and Exclusivity Information Addendum of the FDA’s publication, Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book, with respect to any product referenced in the 505(b)(2) application, are invalid, unenforceable or will not be infringed by the manufacture, use or sale of the product that is the subject of the 505(b)(2) NDA.

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

We may elect to sue a third party, or otherwise make a claim, alleging infringement or other violation of patents, trademarks, trade dress, copyrights, trade secrets, domain names or other intellectual property rights that we either own or license from BioXcel LLC. If we do not prevail in enforcing our intellectual property rights in this type of litigation, we may be subject to:

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

Changes to patent law, including the Leahy-Smith America Invents Act, AIA or Leahy-Smith Act, of 2011 and the Patent Reform Act of 2009 and other future article of legislation, may substantially change the regulations and procedures surrounding patent applications, issuance of patents, and prosecution of patents. We can give no assurances that our patents and those of our licensor, BioXcel LLC, can be defended or will protect us against future intellectual property challenges, particularly as they pertain to changes in patent law and future patent law interpretations.

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

As of August 5, 2021, our directors, executive officers and BioXcel LLC, and their respective affiliates, beneficially owned approximately 37% of our outstanding shares of common stock. As a result, these stockholders, acting together, would have significant control over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have significant control over the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

As a publicly traded company we have incurred significant additional legal, accounting and other expenses that we did not incur as a privately held subsidiary of BioXcel LLC. The obligations of being a public company in the United States require significant expenditures and place significant demands on our management and other personnel, including costs resulting from public company reporting obligations under the Exchange Act and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and the listing requirements of the stock exchange on which our securities are listed. These rules require the establishment and maintenance of effective disclosure and financial controls and procedures, internal control over financial reporting and changes in corporate governance practices, among many other complex rules that are often difficult to implement, monitor and maintain compliance with. Moreover, despite reforms made possible by the JOBS Act, the reporting requirements, rules, and regulations will make some activities more time-consuming and costly, particularly after we are no longer an “emerging growth company.” In addition, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage that we had through BioXcel LLC. Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements and to keep pace with new regulations, otherwise we may fall out of compliance and risk becoming subject to litigation or being delisted, among other potential problems.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation, as amended.					*

3.2	Amended and Restated Bylaws.	8-K	001-38410	3.2	3/13/2018

10.1†	Separation Agreement and General Release between Reina Benabou and BioXcel Therapeutics, Inc., dated July 28, 2021.					*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	Inline XBRL Instance Document					*
- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					*
*	Filed herewith.
**	Furnished herewith.
†	Indicates a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BioXcel Therapeutics, Inc.

Dated: August 10, 2021	By:
/s/ Vimal Mehta
Vimal Mehta
Chief Executive Officer
(Principal Executive Officer)

Dated: August 10, 2021	By:
/s/ Richard Steinhart
Richard Steinhart, Chief Financial Officer
(Principal Financial Officer)