Form 10-Q
period 2021-09-30
BioXcel Therapeutics, Inc.
filed 2021-11-10
CIK 1720893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding at November 5, 2021 was 27,980,345.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIOXCEL THERAPEUTICS, INC.

BALANCE SHEETS

(amounts in thousands)

	September 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$252,912	$213,119
Prepaid expenses and other current assets	4,017	3,946
Total current assets	256,929	217,065
Property and equipment, net	1,336	1,273
Operating lease right-of-use assets	1,312	1,511
Other assets	1,755	87
Total assets	$261,332	$219,936

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,439	$3,979
Accrued expenses	10,716	7,469
Due to related party	154	157
Other current liabilities	287	237
Total current liabilities	14,596	11,842
Long-term portion of operating lease liabilities	1,180	1,398
Total liabilities	15,776	13,240

Commitments and contingencies (Note 11)
Stockholders' equity
Common stock, $0.001 par value, 100,000 and 50,000 shares authorized as of September 30, 2021 and December 31, 2020, respectively; 27,980 and 24,417 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	28	24
Preferred stock, $0.001 par value, 10,000 shares authorized; no shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in-capital	465,191	345,529
Accumulated deficit	(219,663)	(138,857)
Total stockholders' equity	245,556	206,696
Total liabilities and stockholders' equity	$261,332	$219,936

The accompanying notes are an integral part of these financial statements.

BIOXCEL THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$—	$—	$—	$—

Operating expenses
Research and development	11,933	16,317	40,183	46,595
General and administrative	14,879	8,451	40,621	14,605
Total operating expenses	26,812	24,768	80,804	61,200
Loss from operations	(26,812)	(24,768)	(80,804)	(61,200)
Other income (expense)
Interest income	12	20	32	140
Interest expense	(11)	(5)	(34)	(23)
Net loss and comprehensive loss	$(26,811)	$(24,753)	$(80,806)	$(61,083)
Basic and diluted net loss per share attributable to common stockholders	$(0.96)	$(1.07)	$(3.13)	$(2.94)
Weighted average shares outstanding - basic and diluted	27,972	23,050	25,832	20,779

The accompanying notes are an integral part of these financial statements.

BIOXCEL THERAPEUTICS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(amounts in thousands)

(unaudited)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2019	18,087	$18	$83,565	$(56,688)	$26,895
Issuance of common stock, net of issuance costs of $4,789	2,300	2	68,809	—	68,811
Purchase and cancellation of shares from BioXcel Corporation	(300)	—	(9,024)	—	(9,024)
Stock-based compensation	—	—	776	—	776
Exercise of stock options	95	—	39	—	39
Net loss	—	—	—	(14,911)	(14,911)
Balance as of March 31, 2020	20,182	$20	$144,165	$(71,599)	$72,586
Stock-based compensation	—	—	1,956	—	1,956
Exercise of stock options	171	—	271	—	271
Net loss	—	—	—	(21,419)	(21,419)
Balance as of June 30, 2020	20,353	$20	$146,392	$(93,018)	$53,394
Issuance of common stock, net of issuance costs of $12,991	4,000	4	187,004	—	187,008
Stock-based compensation	—	—	5,268	—	5,268
Exercise of stock options	2	—	21	—	21
Net loss	—	—	—	(24,753)	(24,753)
Balance as of September 30, 2020	24,355	$24	$338,685	$(117,771)	$220,938

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2020	24,417	$24	$345,529	$(138,857)	$206,696
Stock-based compensation	—	—	5,565	—	5,565
Exercise of stock options	214	1	851	—	852
Net loss	—	—	—	(26,376)	(26,376)
Balance as of March 31, 2021	24,631	$25	$351,945	$(165,233)	$186,737
Issuance of common stock, net of issuance costs of $3,542	3,279	3	101,024	—	101,027
Stock-based compensation	—	—	6,769	—	6,769
Exercise of stock options	59	—	497	—	497
Net loss	—	—	—	(27,619)	(27,619)
Balance as of June 30, 2021	27,969	$28	$460,235	$(192,852)	$267,411
Stock issuance costs	—	—	(34)	—	(34)
Stock-based compensation	—	—	4,885	—	4,885
Exercise of stock options	11	—	105	—	105
Net loss	—	—	—	(26,811)	(26,811)
Balance as of September 30, 2021	27,980	$28	$465,191	$(219,663)	$245,556

The accompanying notes are an integral part of these financial statements.

BIOXCEL THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine months ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(80,806)	$(61,083)
Reconciliation of net loss to net cash used in operating activities
Depreciation and amortization	221	143
Loss on disposal of equipment	46	—
Stock-based compensation expense	17,219	8,000
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,739)	(1,059)
Operating lease right of use assets	199	213
Accounts payable, accrued expenses, and other liabilities	2,807	7,830
Operating lease liabilities	(168)	(122)
Net cash used in operating activities	(62,221)	(46,078)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment and leasehold improvements	(433)	(46)
Net cash used in investing activities	(433)	(46)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	100,993	255,819
Purchase and cancellation of shares from BioXcel LLC	—	(9,024)
Exercise of stock options	1,454	331
Net cash provided by financing activities	102,447	247,126

Net increase in cash and cash equivalents	39,793	201,002
Cash and cash equivalents, beginning of the period	213,119	32,426
Cash and cash equivalents, end of the period	$252,912	$233,428

Supplemental cash flow information:
Purchases of equipment and leasehold improvements included in accounts payable and accrued expense as of December 31, 2020, but paid in the current period	103	—
Operating lease ROU assets obtained in exchange for operating lease liabilities	—	606

The accompanying notes are an integral part of these financial statements.

BIOXCEL THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(amounts in thousands, except per share amounts)

(unaudited)

Note 1. Nature of the Business

BioXcel Therapeutics, Inc. is a clinical stage biopharmaceutical company focused on drug development that utilizes artificial intelligence to identify improved therapies in neuroscience and immuno-oncology. BTI's drug re-innovation approach leverages existing approved drugs and/or clinically validated product candidates together with big data and proprietary machine learning algorithms to identify new therapeutic indices. BTI's two most advanced clinical development programs are BXCL501, a proprietary, orally dissolving, thin film formulation of the adrenergic receptor agonist dexmedetomidine (“Dex”), for the treatment of agitation and opioid withdrawal symptoms, and BXCL701, an orally administered, systemic innate immune activator for the treatment of a rare form of prostate cancer and advanced solid tumors that are refractory or treatment naïve to checkpoint inhibitors.

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

The Company incurred losses of $26,811 and $24,753 for the three months ended September 30, 2021 and 2020, respectively and $80,806 and $61,083 for the nine months ended September 30, 2021 and 2020, respectively. The Company had an accumulated deficit of $219,663 as of September 30, 2021. The Company has funded its operations primarily through the sale of equity securities.

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

Note 2. Basis of Presentation

The accompanying unaudited financial statements do not include all of the information and footnotes required by Generally Accepted Accounting Principles in the United States of America (“GAAP”). The accompanying year-end balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2021, the results of its operations for the three and nine months ended September 30, 2021 and 2020 and its cash flows for the nine months ended September 30, 2021 and 2020, respectively. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods or any future year or period. The accompanying unaudited financial statements of the Company should be read in conjunction with the audited financial statements and notes as of and for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2021.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and notes thereto. The Company believes that its existing cash and cash equivalents will be sufficient to cover its cash flow requirements for at least the next twelve months from the issuance of these financial statements. However, the Company’s future requirements may change and will depend on numerous factors.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. As of September 30, 2021 and December 31, 2020, cash equivalents were comprised primarily of U.S. government money market funds. Cash and cash equivalents held at financial institutions may at times exceed federally insured amounts. We believe we mitigate such risk by investing in or through major financial institutions.

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

As of September 30, 2021 and December 31, 2020, the Company had $252,912 and $213,119, respectively, in U.S. government money market accounts (included in cash and cash equivalents) which was valued based on Level 1 inputs. There were no transfers between levels within the hierarchy during the nine months ended September 30, 2021 and the year ended December 31, 2020.

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

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

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

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. We adopted this standard effective January 1, 2020. ASU No. 2018-15 requires that certain implementation costs for cloud computing arrangements are capitalized and amortized over the term of associated hosted cloud computing arrangement service and that capitalized implementation costs are classified in prepaid expenses and other assets. ASU No. 2018-15 also provides classification guidance on these implementation costs as well as additional quantitative and qualitative disclosures. The adoption of ASU No. 2018-15 did not have an effect on the Company’s financial statements.

Accounting Pronouncements effective in future periods

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance: ASU No. 2018-19, ASU No. 2019-04 and No. ASU 2019-05 (collectively, “Topic 326”). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. Topic 326 was to be effective for reporting periods beginning after December 15, 2019, with early adoption permitted. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) Effective Dates, which deferred the effective dates for the Company, until fiscal year 2023. The Company does not expect that the adoption of ASU No. 2016-13 will have a material impact on its financial statements.

Note 4. Financing Activities

In June 2021, the Company sold in a registered offering 3,155 shares of its common stock at a public offering price of $31.70 per share. The Company received proceeds of $96,937, net of issuance costs of $3,076.

In May 2021, the Company entered into an Open Market Sale Agreement (the “Sale Agreement”) with Jefferies LLC (“Jeffries”) pursuant to which the Company could offer and sell shares of its common stock, par value $0.001 per share (the “Common Stock”), having an aggregate offering price of up to $100,000 (the “Shares”), from time to time, through an “at the market offering” program under which Jefferies will act as sale agent. The Company sold 124 shares under the Sale Agreement in June 2021. As of September 30, 2021, the Company received proceeds of $4,056, net of issuance costs of $500.

In July 2020, the Company sold in a registered offering 4,000 shares of its common stock at a public offering price of $50.00. The Company received proceeds of approximately $186,974, net of issuance costs of $13,026 (with $34 recorded as a true up in the fourth quarter of 2020). Under the terms of the Underwriting Agreement entered into by the Company in connection with the July 2020 offering, certain stockholders of the Company granted the underwriters an option exercisable for thirty days to purchase up to an additional 600 shares of common stock at the public offering price less underwriting discounts and commissions, which was not exercised. The Company intends to use the net proceeds of the offering to fund ongoing clinical trials, commercialization preparation and for general corporate purposes.

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

Service charges recorded under this agreement for the three and nine months ended September 30, 2021 and 2020 were comprised as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Research and development	$269	$270	$899	$926
General and administrative	72	44	166	44
Total	$341	$314	$1,065	$970

As of September 30, 2021, $154 related to these service charges is included in due to related parties in the Company’s balance sheet.

Under the Services Agreement, the Company has an option, exercisable until March 12, 2023, to enter into a collaborative services agreement with BioXcel LLC pursuant to which BioXcel LLC shall perform product identification and related services for us utilizing EvolverAI. As of September 30, 2021, this option has not been exercised.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net loss (numerator)	$(26,811)	$(24,753)	$(80,806)	$(61,083)
Weighted average share, in thousands (denominator)	27,972	23,050	25,832	20,779
Basic and diluted net loss per share	$(0.96)	$(1.07)	$(3.13)	$(2.94)

Potentially dilutive securities outstanding consists solely of stock options. The Company had options outstanding to purchase 4,152 and 3,834 shares of common stock as of September 30, 2021 and 2020, respectively.

Note 7. Property and Equipment, net

Property and Equipment, net consisted of the following

	September 30,	December 31,
	2021	2020
Computers and related equipment	$167	$260
Furniture	572	369
Leasehold improvements	1,123	650
Work in process	—	356
	1,862	1,635
Accumulated depreciation	(526)	(362)
	$1,336	$1,273

Depreciation expense was $76 and $47 for the three months ended September 30, 2021 and 2020, respectively, and $221 and $143 for the nine months ended September 30, 2021 and 2020, respectively.

Note 8. Accrued Expenses and Other Current Liabilities

Accrued expenses consist of the following:

	September 30, 2021	December 31, 2020

Research and development expenses	$4,694	$3,264
Accrued compensation and benefits	3,495	2,066
Accrued professional expenses	2,188	1,288
Accrued taxes	199	697
Other accrued expenses	140	154
	$10,716	$7,469

Other current liabilities as of September 30, 2021 and December 31, 2020 consists of $287 and $237, respectively, for the current portion of operating lease liabilities.

Note 9. Stock-Based Compensation

2017 Equity Incentive Plan

The Company’s 2017 Plan became effective in August 2017. Following the effective date of the Company's 2020 Plan (as defined below), the Company ceased granting awards under the 2017 Plan, however the terms and conditions of the 2017 Plan continue to govern any outstanding awards granted thereunder.

2020 Incentive Award Plan

The Company’s 2020 Plan was approved and became effective at the Company’s 2020 annual meeting of stockholders on May 20, 2020 and unless, earlier terminated by the Board of Directors, will remain in effect until March 26, 2030. The 2020 Plan originally authorized for issuance the sum of (i) 911 shares of the Company’s common stock authorized for issuance and (ii) 233 shares of the Company’s common stock, which represents the number of shares that remained available for issuance under the 2017 Plan immediately prior to the approval of the 2020 Plan by the Company’s stockholders. Any shares of common stock under the 2017 Plan immediately prior to the approval of the 2020 Plan by the Company’s stockholders, that were subject to awards granted under the 2017 Plan that are forfeited or lapse unexercised and are not issued under the 2017 Plan will increase the number of shares of common stock available for grant under the 2020 Plan. In addition, the number of shares available for issuance under the 2020 Plan will increase on the first day of each calendar year beginning January 1, 2021 and ending on and including January 1, 2030 by a number of shares equal to the lesser of (A) 4% of the aggregate number of shares of the Company’s common stock outstanding on the final day of the immediately preceding calendar year and (B) such smaller number of shares of common stock as determined by the Board of Directors. On January 1, 2021, the shares available for issuance under the 2020 Plan increased by 977 shares.

Options granted under the 2020 Plan have a term of ten years with the vesting schedule determined by the Board of Directors, which is generally four years.

As of September 30, 2021, there were 496 shares available to be granted under the 2020 Plan.

A summary of the status of the Company’s stock option activity for the nine months ended September 30, 2021 is presented below (in thousands, except per share amounts):

	Number	Weighted Average
	of	Exercise
	Shares	Price per Share
Outstanding as of January 1, 2021	3,798	$16.15
Granted	800	$37.82
Forfeited	(159)	$42.26
Cancelled	(3)	$45.98
Exercised	(284)	$5.12
Outstanding as of September 30, 2021	4,152	$20.07

Options vested and exercisable as of September 30, 2021	2,609	$9.13

As of September 30, 2021, the intrinsic value of options outstanding was $66,583. The intrinsic value for stock options is calculated based on the difference between the exercise prices of the underlying awards and the quoted stock price of the Company’s common stock as of the reporting date.

The total intrinsic value of stock options exercised for the nine months ended September 30, 2021 and 2020 was $11,942 and $8,743, respectively.

The weighted average grant date fair value of options granted during the nine months ended September 30, 2021 and 2020 was $29.25 and $32.53, respectively.

The weighted average grant date fair value of options vested at September 30, 2021 was $6.74.

The weighted average remaining contractual life is 6.5 years for options exercisable as of September 30, 2021.

Stock-Based Compensation

The fair value of options granted during the nine months ended September 30, 2021 and 2020 was estimated using the Black-Scholes option-pricing model with the following assumptions.

	For the					For the
	Nine Months Ended					Nine Months Ended
	September 30, 2021					September 30, 2020
Expected Term	5.50	years	-	6.25	years	5.50	years	-	6.25	years
Expected stock price volatility	95.00%		-	98.00%		79.02%		-	86.71%
Risk-free rate of interest	0.96%		-	1.22%		0.33%		-	2.34%
Expected dividend	0.0%		-	0.0%		0.0%		-	0.0%

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

Unrecognized compensation expense related to unvested awards as of September 30, 2021 was $25,894 and will be recognized over the remaining vesting periods of the underlying awards. The weighted-average period over which such compensation is expected to be recognized is 1.7 years.

Total stock-based compensation charges for the three and nine months ended September 30, 2021 and 2020 were comprised as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Research and development	$951	$2,203	$5,155	$3,587
General and administrative	3,935	3,065	12,064	4,413
Total	$4,886	$5,268	$17,219	$8,000

2020 Employee Stock Purchase Plan

The Company’s 2020 Employee Stock Purchase Plan (the “ESPP”) was also approved and became effective at the Company’s 2020 annual meeting of stockholders on May 20, 2020. The ESPP is designed to assist eligible employees of the Company with the opportunity to purchase the Company’s common stock at a discount through accumulated payroll deductions during successive offering periods. The aggregate number of shares that may be issued pursuant to rights granted under the ESPP is 100 shares of common stock. In addition, the number of shares available for issuance under the ESPP will increase on the first day of each calendar year beginning on January 1, 2021 and ending on and including January 1, 2030 by a number of shares of common stock equal to the lesser of (a) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as determined by the Board of Directors. The number of shares that may be issued or transferred pursuant to rights granted under the component of the ESPP that is intended to qualify for favorable U.S. federal tax treatment under Section 423 of the Internal Revenue Code (the “Section 423 Component”) shall not exceed 500 shares. The purchase price will be determined by the administrator of the ESPP and, for purposes of the Section 423 Component, shall not be less than 85% of the fair market value of a share on the first trading day or on the last trading day of the applicable offering period, whichever is lower. On January 1, 2021, the shares available for issuance under the 2020 ESPP increased by 244 shares. To date, no shares have been sold under the ESPP.

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

The future minimum annual lease payments under these operating leases as of September 30, 2021 are as follows:

Year ending December 31,	Amount
Remainder of 2021	89
2022	363
2023	372
2024	381
2025	391
Thereafter	64
Total lease payments	1,660
Less imputed interest	(193)
Total lease liability	1,467
Less current portion of lease liability	(287)
Long-term portion operating lease liability	$1,180

The current portion of the Company’s operating lease liability of $287 as of September 30, 2021 is included in other current liabilities on the balance sheet.

The Company recorded lease expense of $85 and $130 related to its operating lease right-of-use asset for the three months ended September 30, 2021 and 2020, respectively. The Company recorded lease expense of $280 and $237 related to its operating lease right-of-use asset for the nine months ended September 30, 2021 and 2020, respectively.

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

The Company received a demand letter pursuant to Section 220 of the Delaware General Corporation Law (“DGCL”) from a stockholder seeking disclosure of certain of the Company's records. The Company responded to those demands, stating its belief that the demand letter failed to fully comply with the requirements of Section 220 of the DGCL. On June 15, 2021, the stockholder filed a complaint in Delaware Chancery Court seeking to compel inspection of books and records pursuant to Section 220 of the DGCL. Pursuant to a negotiated settlement agreement, the matter was dismissed with prejudice on August 10, 2021.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2020. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, such as information with respect to our plans and strategy for our business and expectations related to the clinical development of our product candidates, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Summary Risk Factors” and “Risk Factors” sections of this Quarterly Report, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis. All dollar amounts in the below Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented in U.S. dollars, and all dollar amounts are presented in thousands, unless otherwise noted or the context otherwise provides. All share amounts are also presented in thousands.

Overview

We are a clinical stage biopharmaceutical company utilizing artificial intelligence approaches to develop transformative medicines in neuroscience and immuno-oncology. Our drug re-innovation approach leverages existing approved drugs and/or clinically validated product candidates together with big data and proprietary machine learning algorithms to identify new therapeutic indices. We believe this differentiated approach has the potential to reduce the cost and time of drug development in diseases with a substantial unmet medical need.

Our two most advanced clinical development programs are BXCL501, an investigational proprietary, orally dissolving, thin film formulation of the adrenergic receptor agonist dexmedetomidine (“Dex”), for the treatment of agitation associated with psychiatric and neurological disorders, and BXCL701, an investigational orally administered systemic innate immune activator for the treatment of a rare form of prostate cancer and advanced solid tumors that are refractory or treatment naïve to checkpoint inhibitors.

During the first quarter of 2020 the novel coronavirus disease, or COVID-19, was declared a pandemic and has continued to spread to multiple regions across the globe, including the United States and Europe. The pandemic and government measures taken in response have significantly impacted, both directly and indirectly, businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen.

In 2020 and 2021, we took steps in line with guidance from the U.S. Centers for Disease Control and Prevention (“CDC”) and the State of Connecticut to protect the health and safety of our employees and community. In particular, we implemented a work-from-home policy for all employees. We continue to assess the impact of the COVID-19 pandemic to best mitigate risk and continue business operations. Beginning late in the first quarter of 2021, and in line with State of Connecticut guidelines, we opened our office on a voluntary basis up to full capacity. In May 2021 the State of Connecticut lifted all business and office restrictions in the State. We have instituted a return to the office policy and continue to evaluate that policy.

We continue to work closely with our clinical sites to monitor the potential impact of the evolving COVID-19 pandemic and the spread of its variants. We remain committed to our clinical programs and development plans. Through September 30, 2021, we have not experienced any significant delays to our ongoing or planned clinical trials, except for challenges in accessing elderly care facilities and ICU settings. However, this could rapidly change.

Our Clinical Programs

The following is a summary of the status of our clinical development programs as of the date of this Quarterly Report on Form 10-Q:

BXCL501 Neuroscience Program

BXCL501 is an investigational, proprietary, orally dissolving, thin film formulation of Dex, a selective alpha-2a receptor agonist, targeting symptoms from stress-related behaviors such as agitation and opioid withdrawal symptoms. BXCL501 is our most advanced neuroscience clinical program, currently being developed for the acute treatment of agitation related to schizophrenia, bipolar disorders, dementia and delirium, the symptoms associated with opioid withdrawal as well as for the treatment of major depressive disorder (MDD) in conjunction with the use of Selective Serotonin / Norepinephrine Reuptake Inhibitors (“SS/NRIs”). As a selective adrenergic agent with a sublingual or buccal route of administration, BXCL501 is designed to be easily administered and has shown a rapid onset of action in multiple clinical trials, including clinical trials studying patients with schizophrenia, bipolar disorders, dementia and opiate use disorder. We believe results from these studies suggest that BXCL501 has the potential to generate a calming effect without producing excessive sedation. We also believe BXCL501 is highly differentiated from antipsychotics, which often produce unwanted side effects such as excessive sedation or extra pyramidal motor effects, currently used as a standard of care to treat agitation. Managing patient agitation in neuropsychiatric and neurodegenerative disorders represents a significant challenge for physicians and caregivers. We believe BXCL501 has the potential to address these challenges while providing an efficient treatment regimen for patients.

BXCL501 Clinical Trials

SERENITY I and SERENITY II

In May 2021, we announced the FDA had notified us that our NDA submission was accepted for filing. The FDA assigned a Prescription Drug User Fee Act (“PDUFA”) date of January 5, 2022. During the quarter we continued to address information requests from the FDA. We also have plans underway to submit a Marketing Authorization Application (“MAA”) to the European Medicines Agency (“EMA”) for BXCL501 for the acute treatment of agitation associated with schizophrenia and bipolar disorders I & II in the first half of 2022.

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

With positive results from TRANQUILITY, we have been advancing the BXCL501 dementia clinical program in close consultation with the FDA.

We held an end of Phase 2 meeting with the FDA in May 2021 to discuss the BXCL501 program for the acute treatment of agitation in dementia patients. Over the last several months we have had multiple interactions with the FDA, to further discuss development plans and align on key design features for the pivotal Phase 3 program. We currently plan to commence the BXCL501 Phase 3 program for the acute treatment of agitation in patients with Alzheimer’s disease in the fourth quarter of 2021. Alzheimer’s disease is the most prevalent type of dementia in the United States.

RELEASE

The RELEASE trial was a multicenter, randomized, double-blind, placebo-controlled, ascending dose Phase 1b/2 trial designed to evaluate the safety, pharmacokinetics, tolerability, and efficacy of escalating doses of BXCL501 versus placebo, following discontinuation of morphine maintenance in patients with opioid use disorder who are physically dependent on opioids.

BXCL501 was well tolerated, with no severe or serious adverse events reported across all doses evaluated. Although improvements were not observed in group mean total efficacy scores, the study showed numerical improvements in retention rates in multiple BXCL501 dose cohorts compared to the placebo.

We believe the favorable tolerability results observed in multiple dose regimens within the RELEASE trial provide valuable insights that support investigation across additional indications and treatment settings.

PLACIDITY

Agitation associated with delirium is a serious condition that affects patients in many hospital settings: ICUs, surgical and medical wards, and emergency departments. Currently, there are no FDA-approved medications for delirium or agitation associated with delirium.

On February 25, 2021, we announced initiation of the Phase 2 PLACIDITY trial of BXCL501. PLACIDITY enrollment was voluntarily paused to assess challenges posed in opening relevant clinical sites and enrolling delirium patients in ICU settings. These challenges include the burden COVID-19 has placed on the ICU. The PLACIDITY trial status has not changed.

PEDIATRIC STUDY

In June 2021, we initiated a global clinical trial designed to determine the safety and efficacy of BXCL501 in agitation associated with pediatric schizophrenia and bipolar disorder. The trial has been reviewed by the FDA to ensure we meet the Pediatric Equity Research Act (“PREA”) requirements as well as the EMA to fulfill commitments to study the effects of BXCL501 in children, ages 10-17. The multisite double-blind placebo controlled parallel group trial will enroll patients with schizophrenia, schizoaffective disorder, bipolar I and bipolar II disorder. Similar to the SERENITY I and II trials, the primary endpoint is the change from baseline PEC total score at 2 hours. The trial has been initiated in the U.S. and patients are currently enrolling in various sites. Clinical trial authorizations and ethics committee approvals have been obtained in Europe and sites are now being activated.

Major Depressive Disorder (MDD)

We have recently expanded the market potential of BXCL501 as an adjunctive treatment for Major Depressive Disorder (“MDD”). In October 2021, we held a pre-IND meeting with the FDA to discuss the clinical strategy to evaluate the use of BXCL501 in conjunction with patients receiving SS/NRIs. We are preparing to submit an IND to the FDA and expect to initiate the first clinical trial in the first half of 2022.

Additional Opportunities

In December 2020, the VA Connecticut Healthcare System and Yale University Medical School were awarded a grant by the U.S. Department of Defense’s Congressionally Directed Medical Research Programs to evaluate BXCL501 in patients suffering from post-traumatic stress disorder related to alcohol and substance abuse disorder. For the first time we will be investigating BXCL501 as a potential chronic treatment.

We continue to explore the use of a wearable device to measure early signs of agitation in subsets of patients who are part of BXCL501 clinical trials. Data is obtained by the wearable device, collected on other electronic devices such as phones, and transmitted to our service vendor for analysis. Feasibility studies demonstrated that patients were able to wear these devices and that these devices were able to transmit data to our service vendor. Along with our service vendor, we are establishing methods to use these data to construct algorithms designed to predict when a patient is becoming agitated. The goal of this program is to establish a predictive algorithm that allows providers to dose patients before they become highly agitated.

Other Neuropsychiatric / Neurodegenerative Indications and Formulations

Given the differentiated design of BXCL501 and its selective mechanism of action, we believe BXCL501 has the potential for broad applicability across several indications where agitation is a symptom of a condition or underlying disease. There are additional neuropsychiatric disorders where agitation is a symptom that requires treatment.

We recently identified and initiated the development of a second neuropsychiatric drug candidate, BXCL502. We plan to evaluate BXCL502 initially as a monotherapy and possibly as a combination with BXCL501 for the chronic treatment of agitation in patients with dementia. The active pharmaceutical ingredient (“API”) underlying BXCL502 is designed to be a potent and selective antagonist of a G-protein coupled receptor (“GPCR”) that affects serotonergic signaling in the brain. Our preclinical data and machine learning results suggests BXCL502 has potential to treat agitation and stress related neuropsychiatric symptoms in dementia. In previously published third party clinical trial data, daily administration of the API of BXCL502 demonstrated improvement in agitation using a well-established, clinically validated symptom scale. Formulation and clinical development planning are currently underway with BXCL502.

Commercial and Launch Readiness

We continue to advance our preparations for commercial and launch readiness if our NDA for BXCL501 is approved by the FDA. We are optimizing the design and recruitment of our sales force and market access and pricing strategy for the potential commercial launch of BXCL501 for the acute treatment of agitation associated with schizophrenia and bipolar disorders I & II. This work will be a crucial foundation to launching additional potential follow-on indications, paving the way for our expanding neuroscience business.

During the third quarter of 2021, we fully launched our unbranded disease education campaign to promote awareness around the treatment of agitation in schizophrenia and bipolar disorders. In addition, we fully deployed our Medical Science Liaison and Medical Managed Care teams who continued to actively engage with healthcare professionals and payors to provide key insights to support our commercial strategy.

BXCL701 Immuno-Oncology Program

BXCL701 is a potential first-in-class, oral, small-molecule immunomodulator designed to stimulate the innate and acquired immune systems by inhibiting DPP 8/9 (dipeptidyl peptidases). DPP 8/9 behave as "checkpoints" of the innate immune system. We believe that BXCL701, if successfully developed and approved, may establish a differentiated immuno-oncology platform by modulating multiple steps in the cancer immunity cycle and, when combined with other checkpoint inhibitors and/or immune activating agents, may be able to convert immuno-resistant tumors to immuno-sensitive tumors (“cold” to “hot” tumors).

BXCL701 Clinical Trials

BXCL701 is currently being evaluated in two combination therapy clinical trials:

In April 2020, we announced the initiation of the Phase 2 efficacy portion of the Phase 1b/2 trial evaluating BXCL701 in combination with KEYTRUDA® (pembrolizumab, a PD-1 inhibitor) for small-cell neuroendocrine carcinoma (“SCNC”) / neuro endocrine prostate cancer (“NEPC”). The Phase 1b safety assessment of BXCL701 identified a split dose totaling 0.6 mg per day as the recommended dose when used in combination with KEYTRUDA.

In addition to the efficacy cohort in SCNC patients, in August 2020, we opened a separate cohort for adenocarcinoma, a subtype of metastatic castration resistant prostate cancer (“mCRPC”) patients who have failed taxane-based chemotherapy and up to two lines of second-generation androgen pathway blockers. The Phase 1b portion of this trial was presented at the Society for Immunotherapy of Cancer’s 35th Anniversary Annual Meeting in 2020, and an efficacy update was recently presented at the American Society of Clinical Oncology Genitourinary Symposium in February 2021.

In October 2021, we announced the SCNC / NEPC cohort of the ongoing Phase 1b/2 trial of BXCL701 and KEYTRUDA® in aggressive forms of prostate cancer met the protocol specified threshold to move to stage two. We expect to report updated data from the Phase 2 portion of this trial in SCNC or NEPC and adenocarcinoma or mCRPC cohorts in Q1 2022.

In May 2021, we announced the adenocarcinoma cohort of the ongoing Phase 1b/2 trial of BXCL701 and KEYTRUDA® in aggressive forms of prostate cancer met the protocol specified efficacy threshold to move to stage two. Data from the Phase 2 portion was presented at the European Society for Medical Oncology conference in September 2021. The trial is now continuing towards full enrollment.

The MD Anderson-led Phase 2 open-label basket trial is designed to evaluate the response rate of orally administered BXCL701, combined with KEYTRUDA, in two arms: Arm A is enrolling checkpoint naïve patients (where checkpoint therapy is indicated: “hot tumors”); and Arm B is enrolling patients who have progressed following checkpoint therapy alone. As of August 2020, the efficacy threshold had been met for both arms, allowing the trial to advance to completion. Preliminary data was presented at the June 2021 American Society of Clinical Oncology meeting. In the first half of 2022, we expect to present additional efficacy data from the trial.

Other Immuno-oncology Indications

In addition to CRPC and checkpoint inhibitor (“CPI”) refractory tumors, we plan to leverage our existing preclinical and clinical data to identify other cancer types with high unmet medical need that we believe would benefit from BXCL701’s novel potential mechanism of action. We are prioritizing indications where the immuno-suppressive microenvironment is driven by the potential molecular and cellular targets of BXCL701 and where the single agent activity of approved immune checkpoint inhibitors is limited. In January 2021, we announced that BXCL701 was granted Orphan Drug Designation for the treatment of soft tissue sarcoma.

In addition, we believe BXCL701, if successfully developed and approved, may provide a platform for combination with immunotherapy modalities that go beyond currently approved immune checkpoint agents targeting the PD-1/PD-L1 axis. Following our proof-of-concept trials, we plan to conduct clinical trials covering a broad range of additional combinations with other immunotherapy agents, including:

●	immune checkpoint inhibitors (other than PD-1/PD-L1);
●	cellular therapies (CAR-T and chimeric antigen receptor natural killer cells); and
●	ADCC-driven monoclonal antibodies.

Recent Research Findings

On November 4, 2021, the Journal of Immunotherapy of Cancer reported data findings suggesting BXCL701 may enhance immunotherapy efficacy in ‘cold’ tumor types such as pancreatic cancer. These findings also highlighted the potential importance of natural killer (NK) cells along with T cells in regulating pancreatic cancer tumor growth.

Other Product Candidates

Neuroscience Program

We are targeting neuropsychiatric disorders with high unmet medical needs. Our focus is on treating stress related symptoms, such as agitation, that are responsible for higher levels of institutionalized care. We are also using machine learning to identify new approaches for rare neurological diseases.

We utilize proprietary algorithms to identify associated mechanisms with existing pharmacology to test whether these agents can improve the disease profile in the animal model either through disease modification or symptomatic manner. The agents identified must be those we believe can enter the clinic with the potential for an efficient development path.

Immuno-oncology Program

Our immuno-oncology program is based on utilizing a comprehensive map of all currently known relationships that link immuno-evasion and immuno-activation pathways and targets with thousands of pharmacological agents and tumor indications. This comprehensive map has permitted us to select a potential pipeline of candidates based on our ability to alter the tumor micro-environment and the potential to address relevant unmet medical needs for various tumor types.

Finally, we continually leverage the artificial intelligence platform to select and prioritize additional development opportunities to expand the current portfolio and broaden the addressable market for our lead programs through the identification of new indications. This includes exploring additional combination therapy approaches to expand BXCL701’s target indications beyond NEPC and CRPC.

Intellectual Property

Our policy is to protect and enhance the proprietary technologies, inventions, and improvements that are commercially important to our business by filing patent applications in the United States and other jurisdictions related to our proprietary technology, inventions, improvements, and product candidates. We also rely on trademarks, trade secrets, and know-how relating to our proprietary technologies and product candidates, continuing innovation, and in-licensing technology and products. This reliance is expected to develop, maintain, and strengthen, our proprietary position for novel therapeutics and novel formulations of existing therapeutics across multiple therapeutic areas. We also plan to rely on data exclusivity, market exclusivity, and patent term extensions when available.

Patent Portfolio

As of October 18, 2021, our patent portfolio included 5 Patent Cooperation Treaty (PCT) applications, 11 U.S. utility applications, 1 issued U.S. utility patent, 13 U.S. provisional patent applications, 77 pending non-U.S. applications, 8 allowed or granted non-U.S. patents, 1 design patent application, which is a U.S. design application, and 34 allowed or registered design patents.  U.S. Pat. No. 10,792,246, directed to our proprietary sublingual thin-film formulation of Dex, was issued on October 6, 2020 and has a term set to expire no earlier than 2039. We plan to list the U.S. patent in the FDA's Approved Drug Products with Therapeutic Equivalence Evaluations, or Orange Book. We have filed applications in the core patent family protecting BXCL501 in the United States, Taiwan, and other major markets. We expect that patents issuing from these applications, if any, will expire no earlier than 2039. We have also filed applications in additional patent families that are relevant to BXCL501. We have applications pending in the United States, Europe and Japan directed to methods of treating insomnia using sublingual Dex. We expect that patents issuing from these applications, if any, will expire no earlier than 2035. We also have applications filed in 15 regions, including the United States, Europe, Japan, and China, directed to methods of treating agitation. We expect that patents issuing from these applications, if any, will expire no earlier than 2037. We have 1 U.S. application and 1 European application directed to intravenous administration of Dex. We expect that patents issuing from these applications, if any, will expire no earlier than 2039. We continue to file new applications on an ongoing basis, including provisional applications directed to treating mania and dementia. If patents issue from those cases, we expect them to expire no earlier than 2041 and 2042, respectively.

We have multiple patent families filed to protect our BXCL701 program, including our core patent family directed to methods of using BXCL701 with immune checkpoint inhibitors, which is filed in the United States and 14 other countries. Any patents issuing from that family should expire no earlier than 2036. We have a PCT application directed to combination therapies using BXCL701 with immune checkpoint inhibitors and approaches for modifying T-cell activity. We expect any patents issuing from this family to expire no earlier than 2038. Additional PCT and ex-US applications are directed to administering BXCL701 in combinations with various other molecules and dosing regimens. We expect that patents issuing from these applications, if any, will expire no earlier than 2039. Finally, we have multiple provisional applications directed to various dosing regimens and combination therapies.  Any patents issuing from those applications are expected to expire between 2039 and 2041 at the earliest.

The term of individual patents depends upon the legal term for patents in the countries in which they are obtained. In most countries, including the United States, the patent term is 20 years from the earliest filing date of a non-provisional patent application. Depending upon the timing, duration, and specifics of FDA approval of our product candidates, a U.S. patent we own or license may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act. The act permits a patent restoration term of up to five years as compensation for patent term lost during product development and the drug approval regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND, and the submission date of a NDA, plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension, and the application for extension must be made prior to patent expiration. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we intend to apply for restorations of patent term for some of our currently owned or licensed patents to add patent life beyond their current expiration date, depending on the expected length of clinical trials and other factors involved in the submission of the relevant NDA.

The patent positions of companies such as ours are generally uncertain and involve complex legal and factual questions. No consistent policy regarding the scope of claims allowable in patents in the field of method of use patents or reformulation patents has emerged in the United States. Relevant patent laws and their interpretation outside of the United States are also uncertain. Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our technology or product candidates and enforce the patent rights that we license, and also could affect the value of such intellectual property. In particular, our ability to stop third parties from making, using, selling, offering to sell, or importing products that infringe our intellectual property will depend in part on our success in obtaining and enforcing patent claims that cover our technology, inventions, and improvements. With respect to both licensed and company owned intellectual property, we cannot guarantee that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications we may file in the future, nor can we be sure that any patents that may be granted to us in the future will be commercially useful in protecting our products, the methods of use, or the manufacture of those products. Patent and other intellectual property rights in the pharmaceutical and biotechnology space are evolving and involve many risks and uncertainties. For example, third parties may have blocking patents that could be used to prevent us from commercializing our product candidates and practicing our proprietary technology, and the issued patents that we in-license and those that may issue in the future may be challenged, invalidated, or circumvented, which could limit our ability to stop competitors from marketing related products or could limit the term of patent protection that otherwise may exist for our product candidates. In addition, the scope of the rights granted under any issued patents may not provide us with protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies outside the scope of the rights granted under any issued patents that we own or exclusively in license. For these reasons, we may face competition with respect to our product candidates. Moreover, because of the extensive time required for development, testing, and regulatory review of a potential product, it is possible that, before any particular product candidate can be commercialized, any patent protection for such product may expire or remain in force for only a short period following commercialization, thereby reducing the commercial advantage the patent provides.

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

We expense research and development costs to operations as incurred.

Our research and development costs by program for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Direct external costs
BXCL501	$2,652	$9,114	$12,613	$30,524
BXCL701	3,312	1,948	8,520	4,917
Other research and development programs	564	181	1,231	538
Total direct external costs	6,528	11,243	22,364	35,979
Internal personnel costs	4,660	4,393	16,080	9,067
Sub-total direct costs	11,188	15,636	38,444	45,046
Indirect costs and overhead	772	681	2,101	1,549
Research and development tax credit	(27)	—	(362)	—
Total research and development expenses	$11,933	$16,317	$40,183	$46,595

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

Summary of Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

Revenues

We have not recognized any revenues since inception.

Research and Development Expense

Research and development expenses for the three months ended September 30, 2021 and 2020 were $11,933 and $16,317, respectively. Research and development expenses for the three months ended September 30, 2021 and 2020 were comprised as follows:

	Three Months Ended
	September 30,
	2021	2020	Change	% Change
Personnel and related costs	$3,710	$2,190	$1,520	69%
Non-cash stock-based compensation	951	2,203	(1,252)	(57)%
Professional fees	2,856	2,269	587	26%
Clinical trials expense	3,483	8,479	(4,996)	(59)%
Chemical, manufacturing and controls cost ("CMC")	353	859	(506)	(59)%
Travel and other costs	607	317	290	91%
Research and development tax credit	(27)	—	(27)	(100)%
Total research and development expenses	$11,933	$16,317	$(4,384)	(27)%

The decrease of $4,384 for the three months ended September 30, 2021 is primarily attributable to:

●	Decreased non-cash stock-based compensation due to the reversal of expense related to forfeitures during the period.
●	Decreased clinical trial expense primarily related to decreased costs related to our SERENITY I and II, TRANQUILTY, RELEASE and BXCL501 bioavailability clinical trials, partially offset by increased costs related to our BXCL701 prostate cancer clinical trial.
●	Decreased CMC costs largely related to decreased BXCL501 manufacturing costs.

These decreases were partially offset by:

●	Increased personnel costs related to our efforts to enlarge our clinical team as we expand our clinical programs and in preparation of the potential commercial launch of BXCL501 in the U.S.
●	Increased professional fees primarily due to increased fees related to toxicology studies and consulting fees related to BXCL501.
●	Increased travel and other costs to support the growing clinical team as we expand our clinical programs.

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

General and Administrative Expense

General and administrative expenses for the three months ended September 30, 2021 and 2020 were $14,879 and $8,451, respectively. General and administrative expenses for the three months ended September 30, 2021 and 2020 were comprised as follows:

	Three Months Ended
	September 30,
	2021	2020	Change	% Change
Personnel and related costs	$2,702	$1,022	$1,680	164%
Non-cash stock-based compensation	3,935	3,065	870	28%
Professional fees	2,575	1,361	1,214	89%
Commercial	4,299	963	3,336	346%
Insurance	560	442	118	27%
Travel and other costs	808	1,598	(790)	(49)%
Total general and administrative expenses	$14,879	$8,451	$6,428	76%

The increase of $6,428 for the three months ended September 30, 2021 is primarily attributable to:

●	Increased personnel costs due to our continuing efforts to expand our teams in preparation of the potential commercial launch of BXCL501 in the U.S.
●	Increased non-cash stock-based compensation primarily resulting from an increase in personnel.
●	Increased professional fees due to the expanding growth of our operations and was primarily related to increased corporate legal fees and increased consulting costs related to our preparation for the potential commercial launch of BXCL501 in the U.S.
●	Increased commercial related fees primarily related to our unbranded agitation awareness campaigns, planned BXCL501 marketing campaigns and overall preparation for the potential commercial launch of BXCL501 in the U.S.
●	Increased insurance costs primarily related to an increase in Director and Officer liability premiums.

These increases were partially offset by:

●	Decreased travel and other costs. An e-mail-based wire fraud incident in September 2020, which led to the misappropriation of approximately $1,927. Of this amount, $774 was subsequently recovered. As such, $1,153 was included in travel and other costs in 2020. This was partially offset by an increase in travel and other overhead expense to support the growing company and preparation for the potential commercial launch of BXCL501 in the US.

Comparison of the Nine Months Ended September 30, 2021 and 2020

Revenues

We have not recognized any revenues since inception.

Research and Development Expense

Research and development expenses for the nine months ended September 30, 2021 and 2020 were $40,183 and $46,595, respectively. Research and development expenses for the nine months ended September 30, 2021 and 2020 were comprised as follows:

	Nine Months Ended
	September 30,
	2021	2020	Change	% Change
Personnel and related costs	$10,924	$5,480	$5,444	99%
Non-cash stock-based compensation	5,155	3,587	1,568	44%
Professional fees	9,413	5,443	3,970	73%
Clinical trials expense	10,591	28,379	(17,788)	(63)%
Chemical, manufacturing and controls cost ("CMC")	3,046	2,859	187	7%
Travel and other costs	1,416	847	569	67%
Research and development tax credit	(362)	—	(362)	(100)%
Total research and development expenses	$40,183	$46,595	$(6,412)	(14)%

The decrease of $6,412 for the nine months ended September 30, 2021 is primarily attributable to:

●	Decreased clinical trial expense primarily related to decreased costs related to our SERENITY I and II, TRANQUILTY, RELEASE and BXCL501 bioavailability clinical trials, partially offset by increased costs related to our BXCL701 prostate cancer clinical trial.

This decrease was partially offset by:

●	Increased personnel costs related to our efforts to enlarge our clinical team as we expand our clinical programs and in preparation of the potential commercial launch of BXCL501 in the U.S.
●	Increased non-cash stock-based compensation primarily resulting from an increase in personnel.
●	Increased professional fees primarily due to increased fees related to toxicology studies as well as increased regulatory and consulting fees related to BXCL501.
●	Increased travel and other costs to support the growing clinical team as we expand our clinical programs.

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

General and Administrative Expense

General and administrative expenses for the nine months ended September 30, 2021 and 2020 were $40,621 and $14,605, respectively. General and administrative expenses for the nine months ended September 30, 2021 and 2020 were comprised as follows:

	Nine Months Ended
	September 30,
	2021	2020	Change	% Change
Personnel and related costs	$7,297	$2,233	$5,064	227%
Non-cash stock-based compensation	12,064	4,413	7,651	173%
Professional fees	8,196	3,652	4,544	124%
Commercial	9,865	1,077	8,788	816%
Insurance	1,578	1,170	408	35%
Travel and other costs	1,621	2,060	(439)	(21)%
Total general and administrative expenses	$40,621	$14,605	$26,016	178%

The increase of $26,016 for the nine months ended September 30, 2021 is primarily attributable to:

●	Increased personnel costs due to our continuing efforts to expand our teams in preparation of the potential commercial launch of BXCL501 in the U.S.
●	Increased non-cash stock-based compensation primarily resulting from an increase in personnel.
●	Increased professional fees due to the expanding growth of our operations and increased corporate and intellectual property legal fees and increased consulting costs related to our preparation for the potential commercial launch of BXCL501 in the U.S.
●	Increased commercial related fees primarily related to our unbranded agitation awareness campaigns, planned BXCL501 marketing campaigns and overall preparation for the potential commercial launch of BXCL501 in the U.S.
●	Increased insurance costs primarily related to an increase in Director and Officer liability premiums.

These increases were partially offset by:

●	Decreased travel and other costs. An e-mail-based wire fraud incident in September 2020, which led to the misappropriation of approximately $1,927. Of this amount, $774 was subsequently recovered. As such, $1,153 was included in travel and other costs in 2020. This was partially offset by an increase in travel and other overhead expense to support the growing company and preparation for the potential commercial launch of BXCL501 in the US.

Inflation

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the periods presented.

Liquidity and Capital Resources

As of September 30, 2021, we had cash and cash equivalents of $252,912, working capital of $242,333 and stockholders’ equity of $245,556. We incurred losses of approximately $26,811 and $24,753 for the three months ended September 30, 2021 and 2020, respectively, and losses of $80,806 and $61,083 for the nine months ended September 30, 2021 and 2020, respectively. We have not yet generated any revenues and we have not yet achieved profitability. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need to generate significant product revenues to achieve profitability. We believe that our existing cash and cash equivalents as of September 30, 2021 will enable us to fund our operating expenses and capital expenditure requirements for at least one year from the date of this Quarterly Report on Form 10-Q.

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

Sources of Liquidity

We have focused our efforts on raising capital and building the products in our pipeline. Since our inception, our operations have been financed primarily by BioXcel LLC, and from proceeds from the sale of equity securities. Through September 30, 2021, we have received approximately $459,856 in aggregate gross proceeds from stock issuances including our initial public offering, private placements of our common stock, and registered offerings of our common stock and Open Market Sale Agreements (“ATM Program”). We have not yet established an ongoing source of revenue sufficient to cover our operating costs and will need to do so in future periods.

In June 2021, we sold in a registered offering 3,155 shares of its common stock at a public offering price of $31.70 per share. We received proceeds of $96,937, net of issuance costs of $3,076.

In May 2021, we entered into an Open Market Sale Agreement (the “Sale Agreement”) with Jefferies LLC (“Jeffries”) pursuant to which the Company could offer and sell shares if its common stock, par value $0.001 per share (the “Common Stock”), having an aggregate offering price of up to $100,000 (the “Shares”), from time to time, through an “at the market offering” program under which Jefferies will act as sale agent. We sold 124 shares under the Sale Agreement in June 2021. As of September 30, 2021, we received proceeds of $4,056, net of issuance costs of $500.

In July 2020, we sold in a registered offering 4,000 shares of our common stock at a public offering price of $50.00 per share. We received proceeds of $186,974, net of issuance costs of $13,026 (with $34 recorded as a true up in the fourth quarter of 2020).

In February 2020, we sold in a registered offering 2,300 shares of our common stock at a public offering price of $32.00 per share. We received proceeds of $68,811, net of issuance costs of $4,789.

Cash Flows

	Nine Months Ended September 30,
(in thousands)	2021	2020
Cash provided by (used in) in thousands:
Operating activities	$(62,221)	$(46,078)
Investing activities	(433)	(46)
Financing activities	102,447	247,126

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2021 was $62,221, which was primarily attributable to our net loss of $80,806, partially offset by $17,219 in non-cash stock-based compensation and $221 of depreciation and amortization and a $2,807 increase in accounts payable, accrued expenses and other liabilities.

Net cash used in operating activities for the nine months ended September 30, 2020 was $46,078 which was primarily attributable to our net loss of $61,083, partially offset by $8,000 in non-cash stock-based compensation and $143 of depreciation and amortization and a $7,830 increase in accounts payable, accrued expenses and other liabilities.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2021 was $433 and was attributable to the purchase of equipment and leasehold improvements.

Net cash used in investing activities for the nine months ended September 30, 2020 was $46 and was attributable to the purchase of equipment and leasehold improvements.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2021 was $102,447 and was attributable to $96,937 in net proceeds from the issuance of common stock in our June 2021 public offering, $4,056 in net proceeds from the sale of common stock under our Sale Agreement in June 2020 and $1,454 in proceeds from the exercise of stock options.

Net cash provided by financing activities for the nine months ended September 30, 2020 was $247,126 and was primarily attributable to $255,819 in net proceeds from the issuance of common stock in our February 2020 and July 2020 public offerings and $331 in proceeds from the exercise of stock options. This amount was partially offset by $9,024 used for the purchase and cancellation of 300 shares of common stock owned by BioXcel LLC.

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

We believe that our existing cash and cash equivalents as of September 30, 2021 will be sufficient to enable us to fund operating expenses and capital expenditure requirements for at least the next 12 months from the date of the issuance of the financial statements included in this Quarterly Report on Form 10-Q. We expect that we will need to obtain substantial additional funding in order to fund our operations. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interests of our existing stockholders may be materially diluted and the terms of these securities could include liquidation or other preferences that could adversely affect the rights of our existing stockholders. In addition, debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business. If we are unable to raise capital when needed or on attractive terms, we could be forced to significantly delay, scale back or discontinue the development or commercialization of BXCL501, BXCL701 or other product candidates, seek collaborators at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available, and relinquish or license, potentially on unfavorable terms, our rights to BXCL501, BXCL701 or other product candidates that we otherwise would seek to develop or commercialize ourselves.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined under SEC rules.

Contractual Obligations

There have been no material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Critical Accounting Policies

Our critical accounting policies and estimates are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies " in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. We have reviewed and determined that those critical accounting policies and estimates remain our critical accounting policies and estimates as of and for the nine months ended September 30, 2021. No changes were made to our critical accounting policies during the period presented.

Recent Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is set forth in Note 3 to the financial statements included elsewhere in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. As of September 30, 2021, we had $252,912 of cash and cash equivalents. Our cash and cash equivalents is primarily held in U.S. Government money market funds. We do not participate in any foreign currency hedging activities and we do not have any other derivative financial instruments. We did not recognize any significant exchange rate losses during the nine months ended September 30, 2021 and 2020, respectively.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since our inception, we have incurred significant operating losses. Our net loss was $80.8 million and $61.1 million for the nine months ended September 30, 2021 and 2020 respectively. As of September 30, 2021, we had stockholders’ equity of $245.6 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. None of our product candidates have been approved for marketing in the United States, or in any other jurisdiction, and may never receive such approval. It could be several years, if ever, before we have a commercialized product that generates significant revenues. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

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

We anticipate that our expenses will increase substantially if and as we continue to develop and conduct clinical trials with respect to BXCL501, BXCL701, BXCL502 and our other product candidates; seek to identify and develop additional product candidates; acquire or in-license other product candidates or technologies; seek regulatory and marketing approvals for our product candidates that successfully complete clinical trials, if any; establish sales, marketing, distribution and other commercial infrastructure in the future to commercialize various products for which we may obtain marketing approval, if any; require the manufacture of larger quantities of product candidates for clinical development and, potentially, commercialization; maintain, expand and protect our intellectual property portfolio; hire and retain additional personnel, such as clinical, quality control and scientific personnel; add operational, financial and management information systems and personnel, including personnel to support our product development and help us comply with our obligations as a public company; and add equipment and physical infrastructure to support our research and development programs.

We expect that our cash and cash equivalents as of September 30, 2021 will be sufficient to fund our ongoing research and development efforts and commercialization preparation for at least twelve months from the date of the issuance of the financial statements included in this Quarterly Report on Form 10-Q. We will be required to expend significant funds in order to advance the development of BXCL501, BXCL701, BXCL502 and our other product candidates. In addition, while we may seek one or more collaborators for future development of our current product candidate or any future product candidates that we may develop for one or more indications, we may not be able to enter into a collaboration for any of our product candidates for such indications on suitable terms, on a timely basis or at all. In any event, the net proceeds of our prior equity offerings and our existing cash will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of our product candidates or our other preclinical programs. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Further financing may not be available to us on acceptable terms, or at all. Additionally, market volatility resulting from the COVID-19 pandemic or other factors could also adversely impact our ability to access capital as and when needed. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

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

●	the scope, progress, timing, costs and results of clinical trials of BXCL501, BXCL701, BXCL502 and our other product candidates;
●	our ability to enter into and the terms and timing of any collaborations, licensing agreements or other arrangements;
●	the costs, timing and outcome of seeking regulatory approvals;
●	the costs of commercialization activities for any of our product candidates that receive marketing approval to the extent such costs are not the responsibility of any future collaborators, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;
●	our headcount growth and associated costs as we expand our research and development as well as establish a commercial infrastructure;
●	revenue received from commercial sales, if any, of our current and future product candidates;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims;
●	the number of future product candidates that we pursue and their development requirements;
●	changes in regulatory policies or laws that may affect our operations;
●	changes in physician acceptance or medical society recommendations that may affect commercial efforts;
●	the costs of acquiring potential new product candidates or technology; and
●	the costs of operating as a public company.

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

In the near term, we are dependent on the success of BXCL501, BXCL701 and BXCL502. If we are unable to complete the clinical development of, obtain marketing approval for or successfully commercialize BXCL501, BXCL701, BXCL502 and our other product candidates, either alone or with a collaborator, or if we experience significant delays in doing so, our business could be substantially harmed.

We currently do not have any products that have received regulatory approval and may never be able to develop marketable product candidates. We are investing a significant portion of our efforts and financial resources in the development of BXCL501 and BXCL701, as well as our other product candidates, including BXCL502. Our prospects are substantially dependent on our ability, or that of any future collaborator, to develop, obtain marketing approval for and successfully commercialize product candidates in one or more disease indications.

The success of BXCL501, BXCL701, BXCL502 and our other product candidates will depend on several factors, including the following:

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

Many of these factors are beyond our control, including the results of clinical trials, the time required for the FDA or any comparable foreign regulatory authorities to review any regulatory submissions we may make, potential threats to our intellectual property rights and the manufacturing, marketing and sales efforts of any future collaborator. If we are unable to develop, receive marketing approval for and successfully commercialize BXCL501, BXCL701, BXCL502 and our other product candidates, on our own or with any future collaborator, or experience delays as a result of any of these factors or otherwise, our business could be substantially harmed.

Interim “top-line” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose top-line or preliminary data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change, and have in the past changed, following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top-line or preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the top-line or preliminary data we previously published. As a result, top-line and preliminary data should be viewed with caution until the final data are available.

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

We have only submitted one NDA to the FDA, which is currently under review and have not submitted any similar marketing applications to comparable foreign authorities, for any product candidate, and we cannot be certain that any of our product candidates will be successful in clinical trials or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market one or more of our product candidates, our revenues will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets for patients that we are targeting for our product candidates are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.

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

Before obtaining marketing approval from the FDA or other comparable foreign regulatory authorities for the sale of our product candidates, we must complete preclinical development and extensive clinical trials to demonstrate the safety and efficacy of our product candidates. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Although we are planning for certain clinical trials relating to BXCL501, BXCL701, BXCL502 and our other product candidates, there can be no assurance that the FDA will accept our proposed trial designs. We may experience delays in our clinical trials and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays related to:

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

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. The clinical evaluation of BXCL501, BXCL701, BXCL502 and our other product candidates in patients, in many cases, is still in the early stages and it is possible that there may be side effects associated with their use. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects. For example, in our Phase 2 clinical trial for the treatment of emergent Neuroendocrine Prostate Cancer, one patient experienced acidosis with a fatal outcome. Although the clinical investigator could not determine that the fatality was related to treatment with BXCL701, it is possible that BXCL701 could be tied to unacceptable side effects in the future. In such an event, we, the FDA, the IRBs (or IECs) at the institutions in which our studies are conducted, or the DSMB could suspend or terminate our clinical trials or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. For example, the FDA placed Point Therapeutics, Inc.’s IND for BXCL701 on clinical hold following an increase in observed mortality in patients receiving BXCL701 in a Phase 3 trial in patients with non-small cell lung cancer. Though we believe that this result was caused by, among other things, an imbalance in the disease severity of patients enrolled in the active arm of the clinical trial, there is no guarantee that excess mortality will not be observed in future clinical studies. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the clinical trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We expect to have to train medical personnel using our product candidates to understand the side effect profiles for our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

Even if we obtain regulatory approval for BXCL501, BXCL701, BXCL502 or any product candidate, we will still face extensive and ongoing regulatory requirements and obligations and any product candidates, if approved, may face future development and regulatory difficulties.

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

In addition to regulations in the United States, should we or our collaborators pursue marketing approvals for BXCL501, BXCL701, BXCL502 and our other product candidates internationally, we and our collaborators will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products. Whether or not we, or our collaborators, obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country.

We expect to pursue marketing approvals for BXCL501, BXCL701, BXCL502 and our other product candidates in Europe and other jurisdictions outside the United States with collaborative partners. The time and process required to obtain regulatory approvals and reimbursement in Europe and other jurisdictions may be different from those in the

United States regulatory and approval in one jurisdiction does not ensure approvals in any other jurisdiction; however, negative regulatory decisions in any jurisdiction may have a negative impact on the regulatory process in other jurisdictions.

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

Our inability to retain sufficient clinical trial liability insurance at an acceptable cost to protect against potential liability claims could prevent or inhibit our ability to conduct clinical trials for product candidates we develop. We may be unable to obtain appropriate levels of such insurance. Even if we do secure clinical trial liability insurance for our programs, we may not be able to achieve sufficient levels of such insurance. Any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. We expect we will supplement our clinical trial coverage with product liability coverage in connection with the commercial launch of BXCL501, BXCL701, BXCL502 or other product candidates we develop in the future; however, we may be unable to obtain such increased coverage on acceptable terms or at all. If we are found liable in a clinical trial lawsuit or a product liability lawsuit in the future, we will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

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

If we are unable to develop satisfactory sales and marketing capabilities, we may not succeed in commercializing BXCL501, BXCL701, BXCL502 or any other product candidate.

We have no experience in marketing and selling drug products. We have not entered into arrangements for the sale and marketing of BXCL501, BXCL701, BXCL502 or any other product candidate. Typically, pharmaceutical companies would employ groups of sales representatives and associated sales and marketing staff numbering in the hundreds to thousands of individuals to call on this large number of physicians and hospitals. We may seek to collaborate with a third party to market our drugs or may seek to market and sell our drugs by ourselves. If we seek to collaborate with a third party, we cannot be sure that a collaborative agreement can be reached on terms acceptable to us. If we seek to market and sell our drugs directly, we will need to hire additional personnel skilled in marketing and sales. We cannot be sure that we will be able to acquire, or establish third party relationships to provide, any or all of these marketing and sales capabilities. The establishment of a direct sales force or a contract sales force or a combination direct and contract sales force to market our products will be expensive and time-consuming and could delay any product launch. Further, we can give no assurances that we may be able to maintain a direct and/or contract sales force for any period of time or that our sales efforts will be sufficient to grow our revenues or that our sales efforts will ever lead to profits.

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

Even if we obtain regulatory approvals to commercialize BXCL501, BXCL701, BXCL502 or our other product candidates, our product candidates may not be accepted by physicians or the medical community in general.

There can be no assurance that BXCL501, BXCL701, BXCL502 and our other product candidates or any other product candidate successfully developed by us, independently or with partners, will be accepted by physicians, hospitals and other health care facilities. BXCL501, BXCL701, BXCL502 and any future product candidates we develop will compete with a number of products manufactured and marketed by major pharmaceutical and biotech companies. The degree of market acceptance of any drugs we develop depends on a number of factors, including:

●	our demonstration of the clinical efficacy and safety of BXCL501, BXCL701, BXCL502 and our other product candidates;
●	timing of market approval and commercial launch of BXCL501, BXCL701, BXCL502 and our other product candidates;
●	the clinical indication(s) for which BXCL501, BXCL701, BXCL502 and our other product candidates are approved;
●	product label and package insert requirements;
●	advantages and disadvantages of our product candidates compared to existing therapies;
●	continued interest in and growth of the market for anti-cancer or anti-agitation drugs;
●	strength of sales, marketing, and distribution support;
●	product pricing in absolute terms and relative to alternative treatments;
●	future changes in health care laws, regulations, and medical policies; and
●	availability of reimbursement codes and coverage in select jurisdictions, and future changes to reimbursement policies of government and third-party payors.

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

As of November 5, 2021, BioXcel LLC owned approximately 31.0% of the economic interest and voting power of our outstanding common stock. Even though BioXcel LLC controls less than a majority of the voting power of our outstanding common stock, it may influence the outcome of such corporate actions so long as it owns a significant portion of our common stock.

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

The management of and beneficial ownership in BioXcel LLC by our executive officers and our directors may create, or may create the appearance of, conflicts of interest. For example, each of our Chief Executive Officer and a director on our Board, Vimal Mehta, Ph.D., and our Chief Digital Officer and a director on our Board, Krishnan Nandabalan, Ph.D., is a manager of BioXcel, as well as a director, officer and stockholder of BioXcel LLC. Additionally, as of November 5, 2021, each of Dr. Mehta and Dr. Nandabalan, through their beneficial ownership of BioXcel LLC, beneficially owned approximately 32% and 32%, respectively, of the Company. Management and ownership by our executive officers and directors in BioXcel LLC, creates, or, may create the appearance of, conflicts of interest when these individuals are faced with decisions that could have different implications for BioXcel LLC than the decisions have for us, including decisions that relate to our Services Agreement, Contribution Agreement, as well as potential agreements relating to future product candidates and AI-related services or collaborations. Any perceived conflicts of interest resulting from investors questioning the independence of our management or the integrity of corporate governance procedures may materially affect our stock price.

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

If we are not able to establish collaboration agreements, we may be required to undertake product development and commercialization at our own expense. Such an undertaking may limit the number of product candidates that we will be able to develop, significantly increase our capital requirements and place additional strain on our internal resources. Our failure to enter into collaborations could materially harm our business, financial condition and results of operations.

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

The COVID-19 pandemic continues to rapidly evolve. The extent to which the outbreak impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as rate of infection, the duration of the pandemic and subsequent waves of infection, the prevalence of new variants of the virus, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, the availability, adoption and effectiveness of any vaccines or treatments and the effectiveness of actions taken in the United States and other countries to contain and address the disease. If we or any of the third parties with whom we engage were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. Additionally, concerns over the economic impact of COVID-19 pandemic have caused extreme volatility in financial and other capital markets which has and may continue to adversely impact our stock price and our ability to access capital markets.

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

Our need to effectively manage our operations, growth and various projects requires that we:

●	manage our clinical trials effectively, including our planned clinical trials of BXCL501, BXCL701, BXCL502 and our other product candidates;
●	manage our internal development efforts effectively while carrying out our contractual obligations to licensors, contractors and other third parties;
●	continue to improve our operational, financial and management controls and reporting systems and procedures; and
●	attract and retain sufficient numbers of talented employees.

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

Our success depends largely upon the continued services of our key executive officers, Vimal Mehta, our Chief Executive Officer, President and a member of our Board, as well as the other principal members of our management, scientific, clinical teams and commercial readiness teams. We do not maintain “key person” insurance for any of these executive officers or any of our other key employees. We also rely on our leadership team in the areas of research and development, marketing, services and general and administrative functions. We have been relying on our commercial readiness team in connection with the potential commercialization of BXCL501. From time to time, there may be changes in our executive management and leadership teams resulting from the hiring or departure of executives or other key employees, which could disrupt our business. For example, we are continuing to build our commercial readiness team following the departure of certain senior executives. The replacement of one or more of our executive officers or other key employees would likely involve significant time and costs and may significantly delay or prevent the achievement of our business objectives.

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

Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection of our current and future product candidates, the processes used to manufacture them and the methods for using them, as well as successfully defending these patents against third-party challenges. We are the owner of record of patents and patent applications pending in the United States and in certain foreign jurisdictions. Patents issue from non-provisional applications, which are typically filed from provisional patent applications or from Patent Cooperation Treaty (PCT) applications that enter the national phase. Neither provisional patent applications nor PCT applications issue directly as patents. We own PCT patent applications relating to our platform technologies covering methods of use and applications of the platform technologies. As of October 18, 2021, we had five allowed or issued foreign patents relevant to our BXCL701 program and one issued U.S. patent and two issued foreign patents relevant to our BXCL501 program. We cannot be certain that any future patents will issue with claims that cover our product candidates. Our ability to stop third parties from making, using, selling, offering to sell or importing our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities.

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

As of November 5, 2021, our directors, executive officers and BioXcel LLC, and their respective affiliates, beneficially owned approximately 37% of our outstanding shares of common stock. As a result, these stockholders, acting together, would have significant control over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have significant control over the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

In 2017, the U.S. government enacted comprehensive federal income tax legislation that includes significant changes to the taxation of business entities. These changes include, among others, a permanent reduction to the corporate income tax rate. Notwithstanding the reduction in the corporate income tax rate, the overall impact of this tax reform is uncertain, and our business and financial condition could be adversely affected. Future changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of any foreign earnings, and the deductibility of expenses under future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation, as amended.	10-Q	001-38410	3.1	8/10/2021

3.2	Amended and Restated Bylaws.	8-K	001-38410	3.2	3/13/2018

10.1†	Separation Agreement and General Release between Reina Benabou and BioXcel Therapeutics, Inc., dated July 28, 2021.	10-Q	001-38410	10.1	8/10/2021

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	Inline XBRL Instance Document					*
- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					*
*	Filed herewith.
**	Furnished herewith.
†	Indicates a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BioXcel Therapeutics, Inc.

Dated: November 10, 2021	By:
/s/ Vimal Mehta
Vimal Mehta
Chief Executive Officer
(Principal Executive Officer)

Dated: November 10, 2021	By:
/s/ Richard Steinhart
Richard Steinhart, Chief Financial Officer
(Principal Financial Officer)