Form 10-Q
period 2022-06-30
BioXcel Therapeutics, Inc.
filed 2022-08-11
CIK 1720893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding at August 8, 2022 was 28,022,465.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	our commercialization plans for IGALMITM;
●	our plans relating to clinical trials for our product candidates;
●	our plans for 505(b)(2) regulatory path approval;
●	our plans to research, develop and commercialize our current and future product candidates;
●	our plans to seek to enter into collaborations for the development and commercialization of certain product candidates;
●	the potential benefits of any future collaboration;
●	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;
●	the rate and degree of market acceptance and clinical utility of IGALMITM and any product candidates for which we receive marketing approval;
●	our commercialization, marketing and manufacturing capabilities and strategy;
●	our intellectual property position and strategy;
●	our estimates regarding expenses, future revenue, capital requirements and need for additional financing;
●	potential investments in, or other strategic options for, our subsidiary, OnkosXcel Therapeutics, LLC (“OnkosXcel”);
●	developments relating to our competitors and our industry;
●	the impact of government laws and regulations; and
●	our relationship with BioXcel LLC.

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

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

●	We have a limited operating history and have never generated any substantial product revenues, which may make it difficult to evaluate the success of our business to date and to assess our future viability.
●	We have incurred significant operating losses since inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future and may never achieve or maintain profitability.
●	We will need substantial additional funding, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.
●	We have significant indebtedness and other contractual obligations that could impair our liquidity, restrict our ability to do business and thereby harm our business, results of operations and financial condition. We may not have sufficient cash flow from operations to satisfy our obligations under our financing facilities.
●	We have limited experience in drug discovery and drug development.
●	In the near term, we are dependent on the success of IGALMITM, BXCL501 and BXCL701. If we are unable to complete the clinical development of, obtain marketing approval for or successfully commercialize IGALMITM or our product candidates, either alone or with a collaborator, or if we experience significant delays in doing so, our business could be substantially harmed.
●	Interim “top-line” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
●	The regulatory approval processes of the United States of America (“U.S.”) Food and Drug Administration (“FDA”), and comparable foreign authorities are lengthy, time consuming, expensive and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.
●	Clinical trials are expensive, time-consuming and difficult to design and implement, and involve an uncertain outcome.
●	Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval.
●	BioXcel LLC’s approach to the discovery and development of product candidates based on EvolverAI, its proprietary pharmaceutical discovery and development engine, is novel and unproven, and we do not know whether we will be able to develop any products of commercial value.
●	If we are required by the FDA or similar regulatory authorities to obtain approval (or clearance, or certification) of a companion diagnostic device in connection with approval of one of our product candidates, and we do not obtain or face delays in obtaining approval (or clearance, or certification) of a companion diagnostic device, we will not be able to commercialize the product candidate and our ability to generate revenue will be materially impaired.
●	Even though the FDA has approved IGALMITM for the acute treatment of agitation associated with schizophrenia or bipolar I or II disorder, we will still face extensive and ongoing regulatory requirements and obligations for IGALMITM and for any product candidates for which we obtain approval.
●	The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses.
●	If our products do not gain market acceptance, our business will suffer because we might not be able to fund future operations.
●	If we are unable to develop satisfactory sales and marketing capabilities, we may not succeed in commercializing IGALMITM or any product candidate for which we may obtain regulatory approval.
●	Although we obtained FDA approval for IGALMITM, our products and product candidates may not be accepted by physicians or the medical community in general.
●	We continue to depend on BioXcel LLC to provide us with certain services for our business.
●	We are substantially dependent on third parties for the manufacture of our clinical supplies of our product candidates, and we intend to rely on third parties to produce commercial supplies of any approved product candidate. Therefore, our development of our products could be stopped or delayed, and our commercialization of any future product could be stopped or delayed or made less profitable if third-party manufacturers fail to obtain approval of the FDA or comparable regulatory authorities or fail to provide us with drug product in sufficient quantities or at acceptable prices.
●	Our failure to find third-party collaborators to assist or share in the costs of product development could materially harm our business, financial condition and results of operations.
●	It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection. If our patent position does not adequately protect our product candidates, others could compete against us more directly, which would harm our business, possibly materially.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIOXCEL THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share amounts)

	June 30,
	2022	December 31,
	(unaudited)	2021
ASSETS
Current assets
Cash and cash equivalents	$233,452	$232,968
Inventory	1,395	—
Prepaid expenses	8,384	2,888
Other current assets	1,693	956
Total current assets	$244,924	$236,812
Property and equipment, net	1,272	1,294
Operating lease right-of-use assets	1,114	1,247
Other assets	925	86
Total assets	$248,235	$239,439

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$6,021	$4,678
Accrued expenses	13,372	11,492
Due to related party	296	204
Other current liabilities	306	293
Total current liabilities	$19,995	$16,667
Long-term portion of operating lease liabilities	949	1,105
Derivative liabilities	1,954	—
Long-term debt	61,075	—
Total liabilities	$83,973	$17,772

Commitments and contingencies (Note 15)
Stockholders' equity
Common stock, $0.001 par value, 100,000 shares authorized as of June 30, 2022 and December 31, 2021; 28,018 and 27,980 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	$28	$28
Preferred stock, $0.001 par value, 10,000 shares authorized; no shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Additional paid-in-capital	479,164	467,427
Accumulated deficit	(314,930)	(245,788)
Total stockholders' equity	$164,262	$221,667
Total liabilities and stockholders' equity	$248,235	$239,439

The accompanying notes are an integral part of these consolidated financial statements.

BIOXCEL THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Operating expenses
Research and development	$17,906	$13,509	$36,593	$28,250
Selling, general and administrative	18,382	14,104	31,175	25,742
Total operating expenses	$36,288	$27,613	$67,768	$53,992
Loss from operations	$(36,288)	$(27,613)	$(67,768)	$(53,992)
Other income (expense)
Interest income	204	10	219	20
Interest expense	(1,586)	(16)	(1,593)	(23)
Net loss and comprehensive loss	$(37,670)	$(27,619)	$(69,142)	$(53,995)
Basic and diluted net loss per share attributable to common stockholders	$(1.35)	$(1.11)	$(2.47)	$(2.18)
Weighted average shares outstanding - basic and diluted	27,989	24,962	27,985	24,744

The accompanying notes are an integral part of these consolidated financial statements.

BIOXCEL THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(amounts in thousands)

(unaudited)

			Additional
	Common stock		paid-in-	Accumulated
	Shares	Amount	capital	deficit	Total
Balance as of December 31, 2020	24,417	$24	$345,529	$(138,857)	$206,696
Stock-based compensation	—	—	5,565	—	5,565
Exercise of stock options	214	1	851	—	852
Net loss	—	—	—	(26,376)	(26,376)
Balance as of March 31, 2021	24,631	$25	$351,945	$(165,233)	$186,737
Issuance of common stock, net of issuance costs of $3,542	3,279	3	101,024	—	101,027
Stock-based compensation	—	—	6,769	—	6,769
Exercise of stock options	59	—	497	—	497
Net loss	—	—	—	(27,619)	(27,619)
Balance as of June 30, 2021	27,969	$28	$460,235	$(192,852)	$267,411

			Additional
	Common stock		paid-in-	Accumulated
	Shares	Amount	capital	deficit	Total
Balance as of December 31, 2021	27,980	$28	$467,427	$(245,788)	$221,667
Stock-based compensation	—	—	3,825	—	3,825
Net loss	—	—	—	(31,472)	(31,472)
Balance as of March 31, 2022	27,980	$28	$471,252	$(277,260)	$194,020
Stock-based compensation	—	—	4,482	—	4,482
Issuance of stock purchase warrants	—	—	3,245	—	3,245
Exercise of stock options	38	—	185	—	185
Net loss	—	—	—	(37,670)	(37,670)
Balance as of June 30, 2022	28,018	$28	$479,164	$(314,930)	$164,262

The accompanying notes are an integral part of these consolidated financial statements.

BIOXCEL THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six months ended June 30,
	2022	2021
OPERATING CASH FLOW ACTIVITIES:
Net loss	$(69,142)	$(53,995)
Reconciliation of net loss to net cash used in operating activities
Depreciation	161	144
Accretion of debt discount and amortization of financing costs	321	—
Stock-based compensation expense	8,307	12,334
Changes in operating assets and liabilities:
Inventory	(1,395)	—
Prepaid expenses, other current assets and other assets	(7,072)	(1,064)
Operating lease right-of-use assets	133	—
Accounts payable, accrued expenses, and other liabilities	3,315	559
Operating lease liabilities	(144)	—
Net cash used in operating activities	$(65,516)	$(42,022)

INVESTING CASH FLOW ACTIVITIES:
Purchases of equipment and leasehold improvements	$(139)	$(416)
Net cash used in investing activities	$(139)	$(416)

FINANCING CASH FLOW ACTIVITIES:
Proceeds from long-term debt	$68,600	$—
Debt issuance costs	(2,646)	—
Proceeds from issuance of common stock, net of issuance costs	—	101,027
Exercise of stock options	185	1,349
Net cash provided by financing activities	$66,139	$102,376

Net increase in cash and cash equivalents	$484	$59,938
Cash and cash equivalents, beginning of the period	232,968	213,119
Cash and cash equivalents, end of the period	$233,452	$273,057

The accompanying notes are an integral part of these consolidated financial statements.

BIOXCEL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share amounts and where otherwise noted)

(unaudited)

Note 1. Nature of the Business

BioXcel Therapeutics, Inc. (“BTI”) is a commercial stage biopharmaceutical company focused on drug development that utilizes artificial intelligence (“AI”) to identify improved therapies in neuroscience and immuno-oncology. BTI's drug re-innovation approach leverages existing approved drugs and/or clinically validated product candidates together with big data and proprietary machine learning algorithms to identify new therapeutic indices. BTI's two most advanced clinical development programs are BXCL501, a proprietary, orally dissolving, thin film formulation of the adrenergic receptor agonist dexmedetomidine (“Dex”), for the treatment of agitation, and BXCL701, an orally administered, systemic innate immune activator for the treatment of a rare form of prostate cancer and advanced solid tumors that are refractory or treatment naïve to checkpoint inhibitors.

As used in these consolidated financial statements, unless otherwise specified or the context otherwise requires, the terms the “Company” or “BTI” refer to BioXcel Therapeutics, Inc., and “BioXcel LLC” refers to BioXcel LLC and, its predecessor, BioXcel Corporation.

The Company was incorporated under the laws of the State of Delaware on March 29, 2017. The Company’s principal office is in New Haven, Connecticut.

Impact of COVID-19 Pandemic

During the first quarter ended March 31, 2020, the novel coronavirus disease (“COVID-19”) was declared a pandemic and spread to multiple regions across the globe, including the U.S. and Europe. The outbreak and government measures taken in response had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production were suspended; and demand for certain goods and services spiked, while demand for other goods and services decreased.

We continue to work closely with our clinical sites to monitor the potential impact of the evolving COVID-19 pandemic and the spread of its variants. We remain committed to our clinical programs and development plans. To-date, we have not experienced significant delays in any of our ongoing or planned clinical trials except for our TRANQUILITY II trial where screenings and enrollment have been slower than expected but continues at a steady rate. However, this could rapidly change.

Note 2. Basis of Presentation

The accompanying unaudited consolidated financial statements do not include all of the information and notes required by Generally Accepted Accounting Principles in the U.S. (“GAAP”). The accompanying year-end balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2022, the results of its operations for the three and six months ended June 30, 2022 and 2021 and its cash flows for the six months ended June 30, 2022 and 2021, respectively. The results for the three and six months ended June 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods or any future year or period. The accompanying unaudited consolidated financial statements of the Company should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission on March 10, 2022.

Our consolidated financial statements include the accounts for the Company and all entities where we have a controlling financial interest after elimination of all intercompany accounts and transactions.

As of June 30, 2022, the Company had cash and cash equivalents of $233,452 and an accumulated deficit of $314,930. BTI has incurred substantial net losses and negative cash flows from operating activities in nearly every fiscal period since inception and expects this trend to continue for the foreseeable future. The Company recognized net losses of $37,670 and $27,619 for the three months ended June 30, 2022 and 2021, respectively and $69,142 and $53,995 for the six months ended June 30, 2022 and 2021, respectively, and had net cash used in operating activities of $65,516 and $42,022 for the six months ended June 30, 2022 and 2021, respectively. The Company believes that its existing cash and cash equivalents will be sufficient to cover its cash flow requirements for at least the next twelve months from the issuance date of these consolidated financial statements. However, the Company’s future requirements may change and will depend on numerous factors.

Note 3. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and notes thereto. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. As of June 30, 2022 and December 31, 2021, cash equivalents were comprised primarily of money market funds. Cash and cash equivalents held at financial institutions may at times exceed federally insured amounts. We believe we mitigate such risk by investing in or through major financial institutions.

Inventory

Inventories are stated at the lower of cost or net realizable value. Cost of inventory is determined on a first-in, first-out basis.

BTI capitalizes inventory costs associated with the Company’s products prior to regulatory approval, when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized; otherwise, such costs are expensed as research and development expense in the Consolidated Statements of Operations.

The Company performs an assessment of the recoverability of capitalized inventory during each reporting period and writes down any excess and obsolete inventories to their estimated realizable value in the period in which the impairment is first identified. Such impairment charges, should they occur, will be recorded within the cost of sales in the Consolidated Statements of Operations. The determination of whether inventory costs will be realizable requires estimates by management. If actual market conditions are less favorable than projected, write-downs of inventory may be required.

Property and Equipment

Property and equipment are recorded at cost and depreciated and amortized over the shorter of their remaining lease term or their estimated useful life on a straight-line basis as follows:

Equipment	3-5 years
Furniture	7 years
Leasehold improvements	Lesser of life of improvement or lease term

Expenditures for maintenance and repairs which do not improve or extend the useful lives of the respective assets are expensed as incurred. When assets are sold or retired, the related cost and accumulated depreciation are removed from their respective accounts and any resulting gain or loss is included within selling, general and administrative expenses in the Consolidated Statements of Operations.

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

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and the long-term portion of operating lease liabilities in the Consolidated Balance Sheets.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As our leases do not provide an implicit rate, we used an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. The operating lease ROU asset also includes any prepaid lease payments made and excludes lease incentives. Our leases may include options to extend the lease; such options are included in determining the lease term when it is reasonably certain that we will exercise that option. Renewal options were not included in our calculation of the related asset and liability since it is not reasonably certain we will exercise the relevant option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Debt and Detachable Warrants

Detachable warrants are evaluated for classification as either equity instruments, derivative liabilities, or liabilities depending on the specific terms of the warrant agreement. In circumstances in which debt is issued with equity-classified warrants, the proceeds from the issuance of debt are first allocated to the debt and the warrants at their estimated fair values. The portion of the proceeds allocated to the warrants are accounted for as paid-in capital and a debt discount. The remaining proceeds, as further reduced by discounts created by the bifurcation of any embedded derivatives, are allocated to the debt. Detachable warrants classified as derivative liabilities are accounted for as indicated under “Derivative Assets and Liabilities” section of this Note and as a debt discount. The Company accounts for debt as liabilities measured at amortized cost and amortizes the resulting debt discount from the allocation of proceeds, to interest expense using the effective interest method over the expected term of the debt instrument. The Company considers whether there are any embedded features in debt instruments that require bifurcation and separately accounts for them as derivative financial instruments pursuant to ASC 815, Derivatives and Hedging.

The Company entered into financing arrangements, the terms of which involve significant assumptions and estimates, including future net product sales, in determining interest expense, amortization period of the debt discount, as well as the classification between current and long-term portions. In estimating future net product sales, the Company assesses prevailing market conditions using various external market data against the Company’s anticipated sales and planned commercial activities. Consequently, the Company imputes interest on the carrying value of the debt and records interest expense using an imputed effective interest rate. The Company reassesses the expected payments during each reporting period and accounts for any changes through an adjustment to the effective interest rate on a prospective basis, with a corresponding impact to the classification of the Company’s current and long-term portions of the debt.

Derivative Assets and Liabilities

Derivative assets and liabilities are recorded on the Company`s Consolidated Balance Sheets at their fair value on the date of issuance and are revalued on each balance sheet date until such instruments are settled or expire, with changes in the fair value between reporting periods to be recorded as other income or expense.

The Company does not use derivative instruments for speculative purposes or to hedge exposures to cash-flow or market risks. Certain financing facilities entered into by the Company include freestanding financial instruments and/or embedded features that require separate accounting as derivative assets and/or liabilities.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation-Stock Compensation, which requires the measurement and recognition of compensation expense based on estimated fair value for all share-based awards made to employees, non-employees and directors, including stock options and restricted stock units (“RSUs”). The Company’s 2017 Equity Incentive Plan (the “2017 Plan”) became effective in August 2017. The Company’s 2020 Incentive Award Plan (the “2020 Plan”) became effective in May 2020. Following the effective date of the 2020 Plan, the Company ceased granting awards under the 2017 Plan; however the terms and conditions of the 2017 Plan continue to govern any outstanding awards granted thereunder.

The Company’s stock-based awards are valued at fair value on the date of grant and that fair value is recognized as an expense in the Consolidated Statements of Operations over the requisite service period using the accelerated attribution method. The estimated fair value of stock-based awards was determined using the Black-Scholes pricing model on the date of grant. Prior to the Company’s initial public offering (“IPO”), significant judgment and estimates were used to estimate the fair value of these awards. Stock awards granted by the Company subsequent to the IPO are valued using market prices at the date of grant.

The Black-Scholes pricing model is affected by the Company’s stock price, as well as assumptions regarding a number of variables including, but not limited to, the strike price of the instrument, the risk-free rate, the expected stock price volatility over the term of the awards, and time until expiration of the instrument. The Company has elected to account for forfeitures as they occur, by reversing compensation cost when the award is forfeited.

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

Expenses Accrued Under Contractual Arrangements

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued expenses. This process involves reviewing open contracts and purchase orders, communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us monthly in arrears for services performed. We make estimates of our accrued expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary.

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

Patent Costs

Costs related to filing and pursuing patent applications are recorded in selling, general and administrative expenses and are expensed as incurred since recoverability of such expenditures is uncertain.

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

Earnings (Loss) Per Share

Earnings (loss) per share (“EPS”) is calculated in accordance with ASC 260, Earnings Per Share. Basic EPS is calculated by dividing net income or loss attributable to common stockholders by the weighted average number of shares of common stock that were outstanding. Diluted EPS is calculated by adjusting the weighted average number of shares of common stock that were outstanding for the dilutive effect of common stock equivalents. In periods in which a net loss is recorded, no effect is given to potentially dilutive securities, since the effect would be antidilutive.

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

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In December 2019, the FASB issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU No. 2019-12”), which amends the existing guidance relating to the accounting for income taxes. ASU No. 2019-12 is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles of accounting for income taxes and to improve the consistent application of GAAP for other areas of accounting for income taxes by clarifying and amending existing guidance. ASU No. 2019-12 was effective for interim and annual periods beginning after December 15, 2020. The adoption of ASU No. 2019-12 did not have a material impact on the Company’s consolidated financial statements.

Accounting Pronouncements effective in future periods

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent amendments to the initial guidance (collectively, “Topic 326”). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. Topic 326 was to be effective for reporting periods beginning after December 15, 2019, with early adoption permitted. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) - Effective Dates, which deferred the effective dates of Topic 326 for the Company, until fiscal year 2023. The Company does not expect that the adoption of Topic 326 will have a material impact on its consolidated financial statements.

Note 4. Common Stock Financing Activities

In June 2021, the Company sold, in a registered offering, 3,155 shares of its common stock at a public offering price of $31.70 per share. The Company received proceeds of $96,971, net of issuance costs of $3,042.

In May 2021, the Company entered into an Open Market Sale Agreement (the “Sale Agreement”) with Jefferies LLC (“Jeffries”) pursuant to which the Company could offer and sell shares of its common stock, having an aggregate offering price of up to $100,000, from time to time, through an “at the market offering” program under which Jefferies will act as sale agent. The Company sold 124 shares under the Sale Agreement in June 2021. As of December 31, 2021, the Company received proceeds of $4,056, net of issuance costs of $500. The Company did not sell any shares, and thus did not receive any proceeds under this program, for the six months ended June 30, 2022.

Note 5. Transactions with BioXcel LLC

The Company entered into a Separation and Shared Services Agreement with BioXcel LLC that took effect on June 30, 2017 (as amended and restated, the “Services Agreement”), pursuant to which services provided by BioXcel

LLC, through its subsidiaries in India and the U.S., will continue indefinitely, as agreed upon by the parties. These services are primarily for drug discovery, chemical, manufacturing and controls (“CMC”) and administrative support.

Service charges recorded under the Services Agreement for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Research and development	$299	$310	$605	$630
Selling, general and administrative	58	45	129	94
Total	$357	$355	$734	$724

As of June 30, 2022, $210 related to these service charges are included in due to related parties in the Company’s Consolidated Balance Sheets.

Under a Second Amended and Restated Shared Services Agreement signed in April 2022, the Company has an option, exercisable until December 31, 2024, to enter into a collaborative services agreement with BioXcel LLC pursuant to which BioXcel LLC shall perform product identification and related services for us utilizing EvolverAI, its proprietary pharmaceutical discovery and development engine. The parties are obligated to negotiate the collaborative services agreement in good faith and to incorporate reasonable market-based terms, including consideration for BioXcel LLC reflecting a low, single-digit royalty on net sales and reasonable development and commercialization milestone payments, provided that (i) development milestone payments shall not exceed $10,000 in the aggregate and not be payable prior to proof of concept in humans and (ii) commercialization milestone payments shall be based on reaching annual net sales levels, be limited to 3% of the applicable net sales level, and not exceed $30,000 in the aggregate. In conjunction with the Second Amended and Restated Shared Services Agreement, the Company agreed to pay BioXcel LLC $18 per month to extend the option to December 31, 2024 from its prior expiration of March 13, 2023.

Note 6. Earnings Net (Loss) Per Share

The calculations of basic and diluted net loss per share are as follows:

	Three Months Ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

Net loss (numerator)	$(37,670)	$(27,619)	$(69,142)	$(53,995)
Weighted average shares (denominator)	27,989	24,962	27,985	24,744
Basic and diluted net loss per share (in whole dollars)	$(1.35)	$(1.11)	$(2.47)	$(2.18)

Potentially dilutive securities outstanding consists of stock options and RSUs. The Company had common stock equivalents outstanding at June 30, 2022 and 2021 of 4,916 and 4,041 shares, respectively.

Note 7. Inventory, net

Inventories consist of the following:

June 30,
2022

Raw materials	$692
Work-in-process	403
Finished goods	300
Total inventory, net	$1,395

There were no write-downs of inventory for the six months ended June 30, 2022. The Company did not have commercial inventory as of December 31, 2021.

Note 8. Property and Equipment, net

Property and Equipment, net consists of the following:

	June 30,	December 31,
	2022	2021

Computers and related equipment	$167	$167
Furniture	687	572
Leasehold improvements	1,156	1,133
Work in process	25	24
Total property and equipment	$2,035	$1,896
Accumulated depreciation	(763)	(602)
Total property and equipment, net	$1,272	$1,294

Depreciation expense was $84 and $80 for the three months ended June 30, 2022 and 2021, respectively, and $161 and $144 for the six months ended June 30, 2022 and 2021, respectively.

Note 9. Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2022	December 31, 2021

Accrued research and development expenses	$5,923	$5,762
Accrued compensation and benefits	3,342	3,968
Accrued professional expenses	3,608	1,324
Accrued taxes	258	302
Other accrued expenses	241	136
Total accrued expenses	$13,372	$11,492

Note 10. Debt and Credit Facilities

Debt, net of unamortized discounts and financing costs, consists of the following:

June 30, 2022

Term loan	$70,000
Less:
Original issue discount	(1,400)
Discount from issuance of BTI Warrants	(3,245)
Discount from issuance of Equity Investment Right	(1,340)
Discount from issuance of OnkosXcel Warrants	(614)
Debt issuance costs	(2,647)
Plus:
Accretion of discounts and amortization of financing costs	321
Long-term debt, net	$61,075

On April 19, 2022 (the “Effective Date”), the Company entered into two strategic financing agreements: a Credit Agreement and Guaranty (the “Credit Agreement”) by and among the Company, as the borrower, certain subsidiaries of the Company from time to time party thereto as subsidiary guarantors, the lenders party thereto (the “Lenders”), and Oaktree Fund Administration LLC (“OFA”) as administrative agent, and a Revenue Interest Financing Agreement (the “RIFA”; and together with the Credit Agreement, the “OFA Facilities”) by and among the Company, the purchasers party thereto (the “Purchasers”) and OFA as administrative agent. Under the OFA Facilities, the Lenders and the Purchasers have agreed to, in the aggregate between the two OFA Facilities, provide up to $260,000 in gross funding to support the Company’s commercial activities of IGALMITM sublingual film. In addition, the OFA Facilities are intended to support the expansion of clinical development efforts of BXCL501, which includes a Phase 3 program for the acute treatment of agitation in patients with Alzheimer’s disease, and for general corporate purposes. The Lenders and Purchasers are comprised of funds of Oaktree Capital Management, L.P. (“Oaktree”) and Qatar Investment Authority (“QIA”).

A high-level summary of the OFA Facilities is provided below.

Credit Agreement

The Credit Agreement provides up to $135,000 in senior secured term loans, of which the initial Tranche A of $70,000 was funded on April 28, 2022, and the remaining tranches may be borrowed at the Company’s option prior to December 31, 2024, subject to satisfaction of certain conditions, including regulatory and financial milestones. Tranche B of the Credit Agreement is $35,000 and is available upon satisfaction of certain conditions, including receipt of certain regulatory and financial milestones.

Tranche C of the Credit Agreement is $30,000 and is available upon satisfaction of certain conditions, including specified minimum net sales of the Company attributable to sales of BXCL501 for a trailing twelve consecutive month period.

The loans under the Credit Agreement do not amortize and mature on the fifth anniversary of the effective date; provided that the Company may, at its option, extend the maturity date to the sixth anniversary if, prior to December 31, 2024, the Company receives and satisfies certain conditions including receipt of certain regulatory and financial milestones. Borrowings under the Credit Agreement are issued at a 200-basis point original issue discount and bear interest at a fixed annual rate of 10.25%, payable quarterly. Of such interest, 225 basis points per annum is, at the Company’s option, payable in kind by capitalizing and adding such interest to the outstanding principal amount of loans from the first payment date on which such interest is owed through, and including, the third anniversary of such payment date, unless, with respect to any payment date, the Company elects to pay all or a portion of such interest in cash. The Company is required to pay a ticking fee equal to 0.750% per annum on the undrawn amount of the commitments, payable quarterly commencing 120 days after the funding of the Tranche A term loan through the termination of the commitments, which is expensed as incurred. The Company may voluntarily prepay the Credit Agreement at any time subject to a prepayment fee.

The Company’s obligations under the Credit Agreement are guaranteed by BTI’s existing and subsequently acquired or organized subsidiaries, subject to certain exceptions. Our obligations under the Credit Agreement and the related guarantees thereunder are secured, subject to customary permitted liens and other agreed upon exceptions, by (i) a pledge of all of the equity interests of all of our existing and any future direct subsidiaries, and (ii) a perfected security interest in all of our and the guarantors’ tangible and intangible assets (except that the guarantees provided by the BXCL 701 Subsidiaries (defined below) are unsecured).

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions, subject to certain exceptions, including specific exceptions with respect to product commercialization and development activities. We must also comply with certain financial covenants, including (i) maintenance of cash or permitted cash equivalent investments in accounts controlled by OFA for the Lenders, of at least (a) $15,000 from the Effective Date until the date on which the second tranche of loans are funded (the “Step-Up Date”) and (b) $20,000 from and after the Step-Up Date, provided, in the case of (a) and (b), that following any Permitted BXCL701 Release Event (as defined below), such amount will increase by $12,500, and following such time as unaffiliated third parties hold ownership of at least 30% of the equity interests in the BXCL701 Subsidiaries (as defined below), such amount will increase by an additional $5,000 (provided, that such amount will in no event exceed 50% of the aggregate amount of loans outstanding at any time); and (ii) a minimum revenue test, measured quarterly beginning with our fiscal quarter ending on December 31, 2023, that requires our and our subsidiaries’ consolidated net revenue for the six consecutive month period ending on the last day of each such fiscal quarter to not be less than a minimum revenue amount specified in the Credit Agreement. Our failure to comply with the financial covenants will result in an event of default, subject to certain cure rights with respect to the revenue covenant.

Notwithstanding the foregoing, the Credit Agreement permits OnkosXcel (together with OnkosXcel Employee Holdings LLC, a wholly owned subsidiary of BTI, and their respective subsidiaries, the “BXCL701 Subsidiaries”) to receive third-party investment or transfer all or substantially all of their assets to an unaffiliated third-party, in each case subject to terms and conditions set forth in the Credit Agreement, including the escrow of certain proceeds received by us and our subsidiaries (other than the BXCL701 Subsidiaries) in respect of these disposition events and, under circumstances set forth in the Credit Agreement, the mandatory prepayment of such escrowed amounts. Our equity interests in the BXCL701 Subsidiaries have been pledged in support of our obligations under the Credit Agreement, and the BXCL701 Subsidiaries have provided direct guarantees of our obligations under the Credit Agreement on an unsecured basis. However, the pledge, guarantee and other obligations of the BXCL701 Subsidiaries under the Credit Agreement will be released upon certain agreed upon events (“Permitted BXCL701 Release Events”), including an initial public offering by the BXCL701 Subsidiaries or the ownership by unaffiliated third parties of at least 20% of the equity interests in the BXCL701 Subsidiaries.

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

Revenue Interest Financing Agreement

The RIFA provides up to $120,000 in financing in exchange for a capped revenue interest on net sales of IGALMITM, and other future BXCL501 products, if any, that receive regulatory approval for sale. The financing under the RIFA may be drawn by the Company at its option prior to December 31, 2024, subject to satisfaction of certain conditions, including certain regulatory, patent and financial milestones.

Under the terms of the RIFA, the Purchasers will receive tiered revenue interest payments on U.S. net sales of IGALMITM, and other future BXCL501 products, if any, that receive regulatory approval for sale, equal to a royalty ranging from 0.375% to 7.750% of net sales of IGALMITM, and other future BXCL501 products, if any, approved for sale in the U.S., subject to a hard cap equal to 1.75x the total amount funded. In addition, if the conditions to the second tranche of the financing provided under the RIFA have been met, once payments equal to the hard cap have been received by the Purchasers, the Company will be required to make revenue interest payments equal to a flat 0.375% royalty on U.S. net sales of IGALMITM, and other future BXCL501 products, if any, that receive regulatory approval for sale, through and including March 31, 2036 (the “Tail Royalty”). The Company is also required to make certain additional payments to the Purchasers from time to time to ensure that the aggregate amount of payments received by the Purchasers under the RIFA is at least equal to certain agreed upon minimum levels as of certain specified dates, subject to terms and conditions set forth in the RIFA. Revenue interest payments due under the RIFA are payable quarterly based on net sales.

Any time after the initial funding of the RIFA, BTI has the right (the “BTI Call Option”), but not the obligation, to buy out the Purchasers’ interests in the revenue interest payments at an agreed upon repurchase price. The BTI Call Option can be exercised in year one, two, three and thereafter at a multiple of the Purchasers invested capital of 1.225x, 1.375x, 1.525x and 2.25x, respectively. The Purchasers will not be entitled to any Tail Royalty if the BTI Call Option is exercised before the third anniversary of the Effective Date.

The Company’s obligations under the RIFA are secured, subject to customary permitted liens and other agreed upon exceptions and subject to an intercreditor agreement between OFA for the Credit Agreement and RIFA, by a perfected security interest in (i) accounts receivable arising from net sales of BXCL501 products in the U.S. and one or more segregated bank accounts maintained for the purpose of receiving payments in respect of such accounts receivable, (ii) intellectual property that is claiming or covering BXCL501 itself or any method of using, making or manufacturing BXCL501 and (iii) regulatory approvals, clinical data, and all other assets that underlie BXCL501.

The RIFA contains customary representations and warranties and certain restrictions on the Company’s ability to incur indebtedness and grant liens on intellectual property related to BXCL501. In addition, the RIFA provides that if certain events occur, including certain bankruptcy events, failure to make payments, a change of control, an out-license or sale of all of the rights in and to BXCL501 in the U.S., in each case except a permitted licensing transaction (as defined in the RIFA) and, subject to applicable cure periods, material breach of the covenants in the RIFA, OFA, at the direction of the Purchasers, may require the Company to repurchase the Purchasers’ interests in the revenue interest payments at an agreed upon repurchase price.

Tranche A of the RIFA is $30,000 and is available upon FDA approval of BXCL501 for acute treatment of agitation associated with Schizophrenia or Bipolar I or II Disorder, which was obtained by the Company on April 5, 2022.

Tranche B of the RIFA is $45,000 and is available upon satisfaction of certain conditions, including receipt of certain regulatory and patent related milestones and specified minimum net sales of BXCL501 during any consecutive twelve-month period.

Tranche C of the RIFA is $45,000 and is available upon satisfaction of certain conditions, including receipt of certain regulatory and patent related milestones and specified minimum net sales of BXCL501 during any consecutive twelve-month period (as defined in the RIFA). No amounts were funded under the RIFA as of June 30, 2022. See Note 16, Subsequent Events for information relating to the draw-down of Tranche A.

Warrants and Equity Investment Right

In connection with the Credit Agreement, on the Effective Date, the Company granted warrants to the Lenders to purchase up to 278 shares of our common stock (the “ BTI Warrants”) at an exercise price of $20.04 per share, which represents the arithmetic average of the volume-weighted average price of the Company’s common stock on the Nasdaq Capital Market during the 30 trading days preceding the issuance of the BTI Warrants. The BTI Warrants will expire on April 19, 2029, are freely transferable and may be net exercised at the holder’s election. In addition, pursuant to the Credit Agreement, the Lenders have the right to purchase shares of the Company’s common stock after the Effective Date, so long as borrowings under the Credit Agreement are outstanding, for a purchase price of $5,000 at a price per share equal to a 10% premium to the volume-weighted average price of the common stock over the 30 trading days prior to the Lenders’ election to proceed with such equity investment (the “Equity Investment Right”). We entered into a registration rights agreement with the Lenders and filed a registration statement on Form S-3 to register the shares issuable upon exercise of the BTI Warrants and, if issued, the shares related to the Equity Investment Right, for resale. The maximum shares of BTI common stock issuable under the BTI Warrants and Lenders’ Equity Investment Right is 5,593.

As part of the Credit Agreement, OnkosXcel, a wholly owned subsidiary of BTI, granted warrants to the Lenders to purchase 175 individual limited liability company units (which number of units is not in thousands; referred to herein as the “OnkosXcel Warrants”). The strike price of the OnkosXcel Warrants is formulaic based on the value of OnkosXcel at the time of exercise and can only be exercised upon occurrence of an equity related liquidity event for OnkosXcel of at least $20,000. The exercise price per unit of the OnkosXcel Warrants will be set upon the earlier of the closing of the next sale (or series of related sales) by OnkosXcel of equity securities of OnkosXcel with aggregate proceeds of not less than $20,000 to unrelated third parties (the “Next Equity Financing”) at an exercise price per unit equal to a 10% premium over the price per unit of the equity securities sold by OnkosXcel in such Next Equity Financing or, in the event of a sale of OnkosXcel prior to the Next Equity Financing or an initial public offering constituting the Next Equity Financing, the lesser of (x) 75% of the fair value of the consideration to be paid for a unit upon the consummation of such transaction and (y) 150% of the valuation applicable to the initial profits units issued by OnkosXcel after the closing of the Credit Agreement. The OnkosXcel Warrants are transferable with approval from BTI, which cannot be unreasonably withheld, expire on April 19, 2029, and may be net exercised at the holder’s election.

Maturities of long-term debt are as follows:

June 30, 2022

Remainder of 2022	$—
2023	$—
2024	$—
2025	$—
2026	$—
2027	$70,000

Interest expense was as follows:

	Three Months Ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

Interest expense	$1,265	$16	$1,272	$23
Accretion of debt discount and amortization of financing costs	321	—	321	—
Total interest expense	$1,586	$16	$1,593	$23

Note 11. Derivative Financial Instruments

The Company does not enter into derivative financial instruments for speculative or hedging purposes. Derivative financial instruments recognized and accounted for by BTI are the result of transactions entered into as part of the ongoing operations of the Company.

BTI identified certain freestanding financial instruments and/or embedded features that require separate accounting from the borrowings under the OFA Facilities. This includes the OnkosXcel Warrants and Equity Investment Right held by the Lenders, along with certain put/call options. The OnkosXcel Warrants and Equity Investment Right do not meet certain scope exceptions under ASC 815, primarily because the exercise prices and number of shares of the Company’s common stock issuable under the instruments are variable, and the instruments meet the definition of a derivative under ASC 815. Therefore, these instruments are recorded as derivative liabilities in the Consolidated Balance Sheets. The respective derivative liabilities are recorded on the Company`s Consolidated Balance Sheets at their fair value on the date of issuance and are revalued on each balance sheet date until such instruments are settled or expire, with changes in the fair value between reporting periods recorded as other income or expense.

Note 12. Fair Value Measurements

The Company groups its assets and liabilities measured at fair value in three levels based on the nature of the inputs and assumptions used to determine fair value. Refer to Note 3, Summary of Significant Accounting Policies, for additional information on the accounting policies related to fair value.

The carrying amounts of cash and accounts payable approximate fair value due to the short-term nature of these instruments. As of June 30, 2022 and December 31, 2021, the Company had $188,798 and $228,584, respectively, primarily in U.S. government cash equivalent instruments (included in cash and cash equivalents) which was valued based on Level 1 inputs. There were no transfers between levels within the hierarchy during the six months ended June 30, 2022 and the year ended December 31, 2021.

Derivative liabilities measured at fair value on a recurring basis are summarized below.

	Six months ended
	June 30, 2022
	Fair Value	Level 1	Level 2	Level 3	Total

Derivative liability - Equity Investment Right	$1,340	$—	$—	$1,340	$1,340
Derivative liability - OnkosXcel Warrants	614	—	—	614	614
Total derivative liabilities	$1,954	$—	$—	$1,954	$1,954

Derivative liabilities are comprised of the OnkosXcel Warrants and Equity Investment Right held by the Lenders. The fair value of the derivative liabilities was determined using Monte Carlo simulation models for the Equity Investment Right, and Binomial Option Pricing and Distribution models for the OnkosXcel Warrants.

The following table presents changes in Level 3 liabilities measured at fair value for the six months ended June 30, 2022. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category.

Derivative liabilities

Balance - December 31, 2021	$—
Addition of derivative liabilities	1,954
Change in fair value	—
Balance - June 30, 2022	$1,954

The Level 3 balances comprised derivative liabilities related to the OnkosXcel Warrants and Equity Investment Right. BTI executed the Credit Agreement with the Lenders on April 19, 2022. The day one fair value of the derivative liabilities approximates their fair value at June 30, 2022. Consequently, no change in fair value was reported in the Consolidated Balance Sheets or Consolidated Statements of Operations as of and for the six months ended June 30, 2022, respectively.

Inputs to the Level 3 estimated fair value for the Equity Investment Right are as follows:

	Equity Investment Right

Strike price relative to volume weighted 30-day average	110%
Volatility (annual)	95%
Probability of exercise	95%
Time period	7	years

In estimating the fair value of the derivative liability related to the OnkosXcel Warrants, inputs included third-party fair value estimates of OnkosXcel limited liability company units along with the volatility of those units (which was set at 100% based on the historical volatility of the Company’s stock, along with a peer group of comparable publicly traded companies), and the timing and probability of the relevant capital transactions occurring.

The estimated fair value of long-term debt as of June 30, 2022 was $62,604. Both observable and unobservable inputs were used to determine the fair value of long-term debt, which was classified within the Level 3 category. The fair value of the long-term debt was determined using the Black-Derman Toy Model, Binomial Option Pricing and present value calculations, with inputs related to market spot interest rates, a calibrated discount rate of 13.2% and historical volatility of the five year U.S. Treasury note plus a spread adjustment for credit worthiness.

The fair value of the BTI warrants, which is a non-recuring fair value, was determined as of the date of issuance using a Black-Scholes pricing model and the fair value of $3,245 was recorded as a component of stockholders’ equity in additional-paid-in-capital in the Consolidated Balance Sheets, with the offset recorded as a discount on the amounts funded under the OFA Facilities. This non-recurring measurement is classified as a Level 3 within the fair value hierarchy since it is based on external valuation models whose inputs include market interest rates, present value calculations and stock price volatilities; the inputs used were a strike price of $20.04, the Company’s stock price of $14.93, volatility of 95%, term of 7 years and risk-free rate of 2.95%.

Note 13. Stock-Based Compensation

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

As of June 30, 2022, there were 813 shares available to be granted under the 2020 Plan.

Restricted stock units

The table below summarizes activity relating to RSUs.

Number of
shares

Outstanding as of January 1, 2022	—
Granted	122
Forfeited	(3)
Outstanding as of June 30, 2022	119

In March and May of 2022, the Company granted 97 and 25 time-based RSUs, respectively, to certain employees and consultants. The majority of RSUs granted to employees vest over four years, with 25% vesting at the one-year anniversary of the grant date and the balance vesting ratably over the remaining 12 quarters of the vesting period. The 25 RSUs granted to employees in May 2022 cliff-vest 100% at the one-year anniversary of the grant date. RSUs granted to a third-party consultant vest 50% one each of the first and second anniversaries of the grant date. None of the RSUs had vested as of June 30, 2022. The weighted average grant date fair value per share for the March and May 2022 grants were $15.31 and $10.76, respectively. Unrecognized stock-based compensation expense related to these awards was $1,561 at June 30, 2022. No RSUs were issued and outstanding as of December 31, 2021.

Stock options

A summary of the status of the Company’s stock option activity for the six months ended June 30, 2022 is presented below.

	Number	Weighted average
	of	exercise
	shares	price per share

Outstanding as of January 1, 2022	4,000	$18.89
Granted	1,068	$15.24
Forfeited	(155)	$30.25
Cancelled	(78)	$54.00
Exercised	(38)	$4.83
Outstanding as of June 30, 2022	4,797	$17.25

Options vested and exercisable as of June 30, 2022	2,949	$11.91

As of June 30, 2022, the intrinsic value of options outstanding was $23,676. The intrinsic value for stock options is calculated based on the difference between the exercise prices of the underlying awards and the quoted stock price of the Company’s common stock as of the reporting date.

The total intrinsic value of stock options exercised for the six months ended June 30, 2022 and 2021 was $292 and $11,727, respectively. The total intrinsic value of stock options exercisable at June 30, 2022 and 2021 was $23,424 and $58,008, respectively.

The weighted average grant date fair value of options granted during the six months ended June 30, 2022 and 2021 was $11.98 and $32.30, respectively.

The weighted average grant date fair value of options vested at June 30, 2022 was $8.78.

The weighted average remaining contractual life is 6.0 years for options exercisable as of June 30, 2022. The weighted average remaining contractual life is 7.2 years for options outstanding.

Stock-Based Compensation

The fair value of options granted during the six months ended June 30, 2022 and 2021 was estimated using the Black-Scholes pricing model with the following assumptions:

	Six months ended					Six months ended
	June 30, 2022					June 30, 2021

Expected term	6.08	years	-	6.08	years	5.50	years	-	6.25	years
Expected stock price volatility	92.74%		-	95.59%		95.00%		-	98.00%
Risk-free rate of interest	2.41%		-	3.03%		0.96%		-	1.22%
Expected dividend	0.0%		-	0.0%		0.0%		-	0.0%

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

The Company recognized stock-based compensation expense related to awards issued under the 2017 Plan and the 2020 Plan of $4,482 and $6,769 for the three months ended June 30, 2022 and 2021, respectively, and $8,307 and $12,334, for the six months ended June 30, 2022 and 2021, respectively, which were comprised as follows:

	Three Months Ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Research and development	$1,269	$2,173	$2,271	$4,205
Selling, general and administrative	3,213	4,596	6,036	8,129
Total	$4,482	$6,769	$8,307	$12,334

Unrecognized compensation expense related to unvested stock option awards as of June 30, 2022 was $21,436 and will be recognized over the remaining vesting periods of the underlying awards. The weighted-average period over which such compensation is expected to be recognized is 1.7 years.

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

Note 14. Leases

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

The Company also leases equipment such as copiers and information technology equipment.

The future minimum annual lease payments under operating leases, as of June 30, 2022, are as follows:

Year ending December 31,	Amount

Remainder of 2022	$182
2023	372
2024	381
2025	391
2026	65
Thereafter	—
Total lease payments	$1,391
Less imputed interest	(136)
Total lease liability	$1,255
Less current portion of lease liability	(306)
Long-term portion of operating lease liability	$949

The current portion of the Company’s operating lease liability of $306, as of June 30, 2022, is included in other current liabilities on the Consolidated Balance Sheets.

The Company recorded lease expense of $107 and $85 related to its operating lease ROU asset for the three months ended June 30, 2022 and 2021, respectively, and recorded lease expense of $204 and $194 related to its operating lease ROU asset for the six months ended June 30, 2022 and 2021, respectively.

Lease renewal options are not included in the ROU asset.

Note 15. Commitments and Contingencies

From time to time, in the ordinary course of business, the Company may be subject to litigation and regulatory examinations as well as information gathering requests, inquiries and/or investigations. The Company is not currently subject to any matters where it believes there is a reasonable possibility that a material loss may be incurred. As of June 30, 2022, there were no matters which would have a material impact on the Company’s financial results.

In addition, on April 1, 2022, the Company signed a commercial supply agreement with ARx, LLC (“ARx”), whereby ARx agreed to manufacture, and supply Dex product related to IGALMITM and BXCL501. The commercial supply agreement contemplates specified minimum annual payments, which increase in intervals at specified points in time during the term of the agreement.

Note 16. Subsequent Events

On July 8, 2022, the Company drew down the initial $30,000 Tranche A funding under the RIFA portion of the OFA Facilities discussed previously herein under Note 10, Debt and Credit Facilities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and related notes appearing elsewhere in this report and the audited financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2021. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include, without limitation, those discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, those listed under “Summary Risk Factors,” and those discussed in the section titled “Risk Factors” included in Part II, Item 1A. of this report. All dollar amounts in the below Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented in U.S. dollars, and all dollar amounts are presented in thousands, unless otherwise noted or the context otherwise provides. All share amounts are also presented in thousands, unless otherwise noted.

Overview

BioXcel Therapeutics, Inc. (“BTI” or the “Company”) is a commercial stage biopharmaceutical company utilizing artificial intelligence (“AI”) approaches to develop transformative medicines in neuroscience and immuno-oncology. We are focused on utilizing cutting-edge technology and innovative research to develop high-value therapeutics aimed at transforming patients’ lives. We employ a unique AI platform to reduce therapeutic development costs and potentially accelerate timelines while aiming to increase the possibility of success. Our approach leverages existing approved drugs and/or clinically evaluated product candidates together with big data and proprietary machine learning algorithms to identify new therapeutic indices. We believe this differentiated approach has the potential to reduce the expense and time associated with drug development in diseases with substantial unmet medical needs.

Our most advanced clinical development program is BXCL501, an investigational proprietary, orally dissolving, thin film formulation of dexmedetomidine (“Dex”) for the treatment of agitation associated with psychiatric and neurological disorders.

On April 6, 2022, we announced that the United States of America (“U.S.”) Food and Drug Administration (“FDA”) had approved IGALMITM (Dex sublingual film) for the acute treatment of agitation associated with schizophrenia or bipolar I or II disorder in adults. IGALMITM is approved to be self-administrated by patients under the supervision of a healthcare provider. We deployed the first phase of our sales team for high priority targets in May 2022. Furthermore, on July 6, 2022, we announced that IGALMI™, was available in doses of 120 and 180 microgram (“mcg”) through the Company’s third-party logistics provider and was available for order through wholesalers.

We continue to conduct clinical trials evaluating BXCL501 for the acute treatment of agitation in Alzheimer’s disease patients, and for adjunctive treatment of patients with Major Depressive Disorder (“MDD”). We are also planning clinical trials for at-home use for agitation associated with bipolar disorders and schizophrenia.

Our advanced oncology asset, BXCL701, is an investigational orally administered systemic innate immune activator for the treatment of a rare form of prostate cancer and advanced solid tumors that are refractory or treatment naïve to checkpoint inhibitors.

The novel coronavirus disease (“COVID-19”) pandemic and government measures taken in response have significantly impacted, both directly and indirectly, businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services spiked, while demand for other goods and services have fallen.

Since the onset of the COVID-19 pandemic, we have taken steps in line with guidance from the U.S. Centers for Disease Control and Prevention and the State of Connecticut to protect the health and safety of our employees and community. We have instituted a return-to-the-office policy and continue to evaluate that policy.

We also continue to work closely with our clinical sites to monitor the potential impact of the evolving COVID-19 pandemic and the spread of its variants. To date, we have not experienced any significant delays in any of our ongoing or planned clinical trials, except for occasional COVID-19 related disruptions to our TRANQUILITY II trial. However, this could change rapidly.

Commercial Progress

We officially launched IGALMITM in the trade as of July 1, 2022, with all three major wholesalers able to intake and process orders for our hospital customers. We completed the first phase of commercial build-out and deployment of sales teams in the high priority targets, including Integrated Delivery Networks (“IDNs”). We continue to expand our commercial and medical field footprint in other key territories during the second half of 2022 in tandem with market access. This sales team is highly experienced, averaging over 21 years of industry experience (14 in the hospital setting), eight product launches and over six years’ experience in Central Nervous System disorders. The team has made significant progress penetrating their assigned target hospitals, identifying key institution stakeholders, communicating IGALMI’sTM value proposition and assessing the Pharmacy & Therapeutics (“P&T”) process, which is the process used to determine the medications that will appear on a hospital drug formulary.

The Market Access team has also made good progress with Group Purchasing Organizations (“GPOs”) since May. We have been in discussions with all three major GPOs and are in varying stages of negotiation with each. The team has also executed an agreement with the U.S. Centers for Medicare & Medicaid Services (“CMS”), the federal agency that administers the Medicaid Drug Rebate Program ("MDRP") and Medicare programs, which will allow state hospitals to access IGALMITM over time, and initiated meetings with high value IDNs that will solicit input from member hospitals to help guide their decisions.

We recently initiated peer-to-peer educational programs, with our first wave of trained healthcare personnel speakers now deployed for regional live and virtual programs. We expect field-based programs to ramp up over the second half of 2022 to complement the efforts of our field sales efforts to facilitate interest in IGALMITM for hospital formulary adoption and utilization. Additionally, branded digital media assets have been launched in conjunction with the trade availability, driving over 100,000 website visits and engagement.

On April 1, 2022, the Company signed a commercial supply agreement with ARx, LLC (“ARx”), whereby ARx agreed to manufacture, and supply Dex product related to IGALMITM and BXCL501. The supply agreement has an initial term of 10 years and can be extended for successive one-year periods, subject to BXCL501 still being marketed or sold. The supply agreement can be canceled upon mutual agreement, for cause or upon certain conditions being met, including BXCL501 no longer being marketed or sold by or on behalf of BTI.

Strategic Financing

As disclosed further under “Liquidity and Capital Resources” below, on April 19, 2022 (the “Effective Date”), we entered into two strategic financing agreements; a Credit Agreement and Guaranty (the “Credit Agreement”) by and among the Company, as the borrower, certain subsidiaries of the Company from time to time party thereto as subsidiary guarantors, the lenders party thereto (the “Lenders”), and Oaktree Fund Administration LLC (“OFA”) as administrative agent, and a Revenue Interest Financing Agreement (the “RIFA”; and together with the Credit Agreement, the “OFA Facilities”) by and among the Company, the purchasers party thereto (the “Purchasers”) and OFA as administrative agent. Under the OFA Facilities, the Lenders and the Purchasers have agreed to, in the aggregate between the two OFA Facilities, provide up to $260,000 in gross funding to support the Company’s commercial activities of IGALMITM sublingual film. In addition, the OFA Facilities are intended to support the expansion of clinical development efforts of BXCL501, which includes a pivotal Phase 3 program for the acute treatment of agitation in patients with Alzheimer’s disease, and for general corporate purposes. With the FDA approval of IGALMITM we met the conditions precedent for the first tranche of both the Credit Agreement and RIFA. We drew $70,000 under the Credit Agreement on April 28, 2022 and $30,000 under the RIFA on July 8, 2022.

Our Clinical Programs

The following is a summary of the status of our clinical development programs as of the date of this Quarterly Report on Form 10-Q:

1

Current Pipeline

Compound	Indication/Proposed Indication	Preclinical	Phase 1	Phase 2	Phase 3	Registration	Marketed
Neuroscience							
Igalmi (dexmedetomidine)	Acute treatment of agitation associated with schizophrenia or bipolar I or II disorder in adults	Approved April 5, 2022					
BXCL501	Acute treatment of agitation associated with Alzheimer's disease						
	Adjunctive treatment in major depressive disorder						
BXCL502	Chronic agitation in Alzheimer's disease						
Wearable Device (+BXCL501) **	Pre & post-agitation in dementia						
Immuno-oncology (OnkosXcel Therapeutics)							
BXCL701	Metastatic castration-resistant prostate cancer (small cell neuroendocrine carcinoma and adenocarcinoma)	(Combination with KEYTRUDA ®)					
	Basket trial – hot and CPI resistant tumors (investigator-initiated study led by MD Anderson Cancer Center)	(Combination with KEYTRUDA ®)					

Pipeline as of Aug. 9, 2022

The safety and effectiveness of IGALMI have not been established beyond 24 hours from the first dose.
The safety and efficacy of investigational agents and/or investigational uses of approved products have not been established

*Includes intermittent chronic agitation
**Regulatory path to be determined; device + drug combination to be evaluated after further evaluation of predictive algorithm

BXCL501 Neuroscience Program

In indications other than approved by the FDA as IGALMITM, BXCL501 remains an investigational, proprietary, orally dissolving, thin film formulation of Dex, a selective alpha-2a receptor agonist, targeting symptoms from stress-related behaviors such as agitation. BXCL501 is our most advanced neuroscience clinical program, developed or being developed for the acute treatment of agitation related to schizophrenia, bipolar disorders for at home use and Alzheimer’s disease, as well as an adjunctive treatment for MDD in conjunction with the use of Selective Serotonin Reuptake Inhibitors (“SSRI”) or Serotonin Norepinephrine Reuptake Inhibitors alone (“SNRI”).

As a selective adrenergic agent with a sublingual or buccal route of administration, BXCL501 is designed to be easily administered and has shown a rapid onset of action in multiple clinical trials, including clinical trials studying patients with schizophrenia, bipolar disorders and Alzheimer’s disease. We believe results from these studies suggest that BXCL501 has the potential to generate a calming effect without producing excessive sedation. We also believe BXCL501 is highly differentiated from antipsychotics, which often produce unwanted side effects such as excessive sedation or extra pyramidal motor effects, currently used as a standard of care to treat agitation. Managing patient agitation in neuropsychiatric and neurodegenerative disorders represents a significant challenge for physicians and caregivers. We believe BXCL501 has the potential to address these challenges while providing an efficient treatment regimen for patients.

BXCL501 Clinical Trials

TRANQUILITY Program

The TRANQUILITY I study of agitation in dementia concluded with a total of four sites enrolling 46 subjects in Part B testing the 40mcg dose versus placebo. Topline data were reviewed with respect to efficacy, safety and tolerability. The purpose of enrolling this additional cohort was to gather additional evidence supporting dose selection and statistical powering of multiple-site Phase 3 pivotal trials. All patients were able to take the film themselves and properly place it. There were no serious adverse events (“SAEs”) related to the drug, and no falls, loss of consciousness or syncopal events reported. There were no local tolerability issues. The adverse events (“AEs”) observed for 40mcg were consistent with those previously observed for 30mcg, 60mcg and placebo doses. As expected, the incidence of individual and categorical AEs for the 40mcg dose were lower than the 60mcg group, and similar to the 30mcg dose group.

Efficacy was measured by the change from pre-dose baseline Positive and Negative Syndrome Scale Excitatory Component (“PEC”) total score at two hours, the same primary endpoint utilized in prior pivotal trials of BXCL501. The 40mcg dose showed statistically significant reductions in PEC total score at two hours and demonstrated statistically significant separation from placebo as early as one hour. The magnitude of change in PEC total score was greater for the 40mcg dose than that of 30mcg and somewhat less than the 60mcg dose in previous cohorts. Overall, we believe the 40mcg data support continued evaluation of both 40 and 60mcg doses in Phase 3 pivotal trials.

We believe that, taken as a whole, these data support the initiation of pivotal trials evaluating patients with acute agitation associated with possible Alzheimer’s dementia.

On December 15, 2021, after our initial Breakthrough Therapy designation meetings with FDA, we announced the initiation of our program to evaluate BXCL501 for the treatment of acute agitation associated with dementia in Alzheimer’s patients. The program’s two studies, TRANQUILITY II and TRANQUILITY III, are designed to evaluate the safety and efficacy of BXCL501 in adults 65 years and older across the range of illness including mild, moderate and severe illness in assisted living or residential facilities and nursing homes. Patient enrollment is currently underway for TRANQUILITY II.

●	The program consists of two randomized, double-blind placebo-controlled, adaptive, parallel group pivotal trials, TRANQUILITY II and TRANQUILITY III.
●	Each study will enroll approximately 150 dementia patients 65 years and older. Patients will self-administer 40mcg or 60mcg of BXCL501 or placebo whenever agitation episodes may occur.
●	TRANQUILITY II will enroll patients with mild to moderately severe dementia in assisted living or residential care facilities who generally require minimal assistance with activities of daily living. On May 3, 2022, we announced the first patient had been dosed in this study and patient enrollment has been progressing.
●	TRANQUILITY III will enroll patients with moderate to severe dementia who require moderate or greater assistance with their activities of daily living.
●	Despite COVID outbreaks amongst residents and staff at elderly care facilities, access to patients for research has not been overly hampered. TRANQUILITY II screening and enrollment have been continuing at a steady rate with occasional disruptions due to COVID-19. However, this could rapidly change.
●	We currently anticipate top line data from TRANQUILITY II in the first half of 2023 and expect to begin TRANQUILITY III enrollment in the second half of 2022.
●	The studies are designed to assess agitation as measured by the changes from baseline in the PEC total score and total Pittsburgh Agitation Scale scores. For both studies, the primary efficacy endpoint will be the change in PEC total score from baseline measured at two hours after the initial dose.
●	Patients who complete TRANQUILITY II or TRANQUILITY III will be eligible to enroll in an open label, 52-week safety study designed to describe the safety and efficacy of BXCL501 in continued use.

At-Home Setting

We met with the FDA in July 2022 to discuss the design of a registrational study to support potential expansion of BXCL501 for at-home use for the acute treatment of agitation related to schizophrenia and bipolar disorders. We have alignment with the FDA on key design features with respect to our SERENITY III study which will be a two-part study. The first part is comparable to the pivotal SERENITY I and II studies. Using similar inclusion and exclusion criterion under well-controlled in-patient setting, acutely agitated patients with schizophrenia or bipolar disorders will be randomized to self-administer 60mcg or placebo in a double-blind placebo-controlled trial. The primary endpoint will be efficacy as measured by the PEC Total score change from baseline at two hours post-dose. The secondary objective will be safety and tolerability. The primary objective of the second part of the study is to assess the safety of a 60mcg dose when self-administered in an at-home setting. Patients with schizophrenia or bipolar disorder and a history of agitation will be randomized to self-administer 60mcg of BXCL501, or placebo, when they may experience an episode of agitation in an at-home setting over a period of two months. Investigators and sites for SERENITY III will be similar to SERENITY I and II trials.

Major Depressive Disorder (“MDD”)

We recently expanded our development pipeline to evaluate BXCL501 as an adjunctive treatment for MDD. The initial clinical study in this program is a double-blind, placebo-controlled, multiple ascending dose trial to evaluate the safety and tolerability of daily doses of BXCL501 in healthy volunteers. This trial is currently underway, and we expect to report top-line results in the first half of 2023. Two dosing cohorts of healthy adult volunteers have been tested; one with 30mcg and a second cohort receiving 60mcg (or placebo) daily for seven days without untoward effects. Dose escalation is progressing with the next cohort to receive 80mcg. Additional dose cohorts are planned to characterize safety and tolerability, as well as determine the range of potential doses administered daily morning and nightly (twice daily or BID dose schedules). We have alignment with the FDA on key design features as to our overall MDD development plans with the results of this multiple ascending dose trial informing dose selection for a proof-of-concept Phase 2 trial in MDD patients. The Phase 2 proof of concept study will enroll MDD patients initiating SSRIs or SNRIs as the current standards of care. The Phase 2 trial will be a multicenter double-blinded placebo-controlled trial to evaluate whether concomitant daily use of BXCL501provides a more rapid initial clinical antidepressant response than placebo when initiating SSRIs or SNRIs. All patients will be initiating standard of care antidepressant treatment with oral SSRI or SNRI for MDD. Subjects will be randomized to receive daily BXCL501 or matching placebo, with efficacy measures, as well as safety and tolerability, monitored periodically over the treatment period.

Pediatric Study

In June 2021, we initiated a global clinical trial designed to evaluate the safety and efficacy of BXCL501 in the acute treatment of agitation associated with pediatric schizophrenia and bipolar I or II disorder, in part to fulfill pediatric study requirements agreed to with the FDA in connection with IGALMI’sTM approval. The trial protocol has been reviewed by the FDA, as well as by the European Medicines Agency (“EMA”) to fulfill potential commitments to study the effects of BXCL501 in pediatric patients ages 13-17 with schizophrenia and ages 10-17 with bipolar I or II disorder. The multisite double-blind placebo controlled parallel group trial will enroll patients with schizophrenia, schizoaffective disorder, bipolar I and bipolar II disorder. Similar to our registration trials in schizophrenia and bipolar disorder, (SERENITY I and II), the primary endpoint is the change from baseline PEC total score at two hours. The trial has been initiated in the U.S. and patients are currently enrolling in multiple sites. Clinical trial authorizations and ethics committee approvals have been obtained in Europe and we continue to work towards enrolling pediatric patients in Europe.

Additional Neuroscience Opportunities

BXCL501 Pipeline Opportunities for Franchise Expansion

Given the differentiated design of BXCL501 and its selective mechanism of action, we believe BXCL501 has the potential for broad applicability across several indications where agitation is a symptom of a condition or underlying disease.

As announced on August 1, 2022, recently, the National Institute on Drug Abuse awarded a grant to Columbia University to fund clinical testing of BXCL501 as a potential treatment for opioid withdrawal. The Company will supply the drug product for the conduct of this study.

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

We are currently conducting studies designed to develop algorithms for wearable technologies that are designed to detect the early signs of agitation. Feasibility studies demonstrated that patients were able to wear these devices and that these devices were able to transmit data to our service vendor. The goal of this program is to establish a predictive algorithm that would allow caregivers to treat patients before they become highly agitated.

Geographic Focus (Non-U.S. Strategy)

Given the significant near-term U.S. market opportunities the Company has available by developing BXCL501 for bipolar I and II and schizophrenia patients in the at-home setting, agitation associated with Alzheimer’s disease and as an adjunctive treatment for MDD, we have made the strategic choice to prioritize resources to execute on U.S. strategy over international. As a result, we have chosen not to file a marketing authorization application at this time. We intend to pursue a well-timed geographic expansion at the most appropriate and opportune time.

BXCL502 Development

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

Other Product Candidates Leveraging AI-Platform

We are targeting neuropsychiatric disorders with high unmet medical needs. Our focus is on treating stress-related symptoms, such as agitation, that are responsible for increased levels of healthcare burden. We are also using AI approaches and machine learning to identify new candidates for rare neurological diseases.

We utilize proprietary algorithms to identify associated mechanisms with existing pharmacology to test whether these agents can improve the disease profile in the animal model either through disease modification or symptomatic manner. The agents identified must be those we believe can enter the clinic with the potential for an efficient development path (similar to BXCL501).

OnkosXcel Therapeutics, Inc.

On April 19, 2022, we announced the formation of a wholly owned subsidiary, OnkosXcel Therapeutics, Inc. (“OnkosXcel”) to develop potentially transformative medicines in oncology. OnkosXcel is focused on the sustained expansion and optimization of our oncology franchise, while providing maximum strategic and financial flexibility. OnkosXcel plans to progress the development of BXCL701. To support the development of BXCL701, we may pursue third party investments in or other strategic options for OnkosXcel.

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

BXCL701 Clinical Trials

BXCL701 is currently being evaluated in two Phase 2 combination therapy clinical trials for the treatment of metastatic castration resistant prostate cancer (“mCRPC”) in patients with either adenocarcinoma or small cell neuroendocrine carcinoma (“SCNC”) type, and in patients with advanced solid cancers.

SCNC (Orphan Segment of Prostate Cancer) and mCRPC

BXCL701 was previously studied in multiple clinical trials and demonstrated single agent anti-tumor activity in melanoma, an immune-sensitive tumor. Our Phase 2 efficacy portion of the Phase 1b/2 trial evaluating BXCL701 in combination with KEYTRUDA® (pembrolizumab, a Programmed Cell Death Protein 1 (“PD 1”) inhibitor) for SCNC, continues. In addition to the efficacy cohort in SCNC patients, we are also pursuing a separate cohort for adenocarcinoma patients who have failed taxane-based chemotherapy and up to two lines of second-generation androgen pathway blockers. Topline results from the Phase 1b portion of this trial were presented at the American Society of Clinical Oncology Genitourinary Symposium in February 2021. Interim data from the Phase 2 portion of the study were also presented at the European Society for Medical Oncology conference in September 2021. We reported interim data from the Phase 2 portion of this trial for the SCNC cohort and final results for the adenocarcinoma cohort at the American Society of Clinical Oncology (“ASCO”) Genitourinary Cancers Symposium in February 2022.

BXCL701 is being evaluated in combination with KEYTRUDA® (pembrolizumab) in an ongoing Phase 2 trial in mCRPC patients with either adenocarcinoma or SCNC phenotype. The first adenocarcinoma patients were enrolled in the Phase 2b randomized 60-patient expansion of the study.

Basket Trial

BXCL701 is also being evaluated in an open-label Phase 2 basket trial led by MD Anderson. The investigator-led study is designed to evaluate the response rate of orally administered BXCL701, combined with pembrolizumab (KEYTRUDA®), in patients with advanced solid cancers. The study will evaluate patients who are naïve to checkpoint therapy and those who are refractory to checkpoint therapy in two separate cohorts. Interim data were presented at the June 2021 ASCO annual meeting. In the second half of 2022, we expect to present additional interim efficacy data from the trial.

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

Finally, we continually leverage the Company’s AI platform to select and prioritize additional development opportunities to expand the current portfolio and broaden the addressable market for our lead programs through the identification of new indications. This includes exploring additional combination therapy approaches to expand BXCL701’s target indications beyond neuroendocrine prostate cancer and castration resistant prostate cancer.

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

Patent Portfolio

As of July 26, 2022, our patent portfolio included six Patent Cooperation Treaty (“PCT”) applications, 18 U.S. utility applications (three of which are allowed), one issued U.S. utility patent, three U.S. provisional patent applications, 109 pending non-U.S. applications, 13 allowed or granted non-U.S. patents (including four in Japan), one design patent application, which is a U.S. design application, and 34 allowed or registered design patents (including two in Japan). U.S. Pat. No. 10,792,246, directed to our proprietary sublingual thin-film formulation of Dex, was issued on October 6, 2020 and has a term set to expire no earlier than 2039. U.S. Patent No. 10,792,246 is now listed in the FDA's Approved Drug Products with Therapeutic Equivalence Evaluations (the “Orange Book”). Three additional U.S. applications in this family are allowed. In the same family, we also have a granted patent in China, an allowed patent in Eurasia, and pending applications in the U.S., China, and other major markets. We expect that patents issuing in this family will expire no earlier than 2039. We have also filed applications in additional patent families that are relevant to BXCL501. We have applications pending in the U.S., Europe and Japan directed to methods of treating insomnia using sublingual Dex. We expect that patents issuing from these applications, if any, will expire no earlier than 2035. We also have applications filed in 16 regions, including the U.S., Europe, Japan, and China, directed to methods of treating agitation. We expect that patents issuing from these applications, if any, will expire no earlier than 2037. We have one U.S. application and one European application directed to intravenous administration of Dex. We expect that patents issuing from these applications, if any, will expire no earlier than 2039. We also have one PCT application directed to treating mania and another to treating depression. If patents issue from those cases, we expect them to expire no earlier than 2041 and 2042, respectively.

We have multiple patent families filed to protect our BXCL701 program, including our core patent family directed to methods of using BXCL701 with immune checkpoint inhibitors, which is granted in Japan, Australia, Canada, Russia and South Africa, and pending in the U.S., Mexico, the Republic of Korea, the UAE, New Zealand, Russia, Australia, Brazil, China, and Europe. Patents issuing from this family are expected to expire no earlier than 2036.

Additional applications are directed to administering BXCL701 in combinations with various other molecules and dosing regimens. We also have one provisional application directed to novel formulations. We expect that patents issuing from these applications, if any, will expire no earlier than 2039 to 2042.

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

Basis of Presentation

The Company’s consolidated financial statements are prepared in accordance with U.S Generally Accepted Accounting Principles (“GAAP”).

Components of Our Results of Operations

Revenues

We have not recognized any revenue since inception.

Operating Costs and Expenses

Research and Development

Our research and development expenses reflect costs incurred for the research and development of our clinical and preclinical product candidates, which includes payments to BioXcel LLC. Research and development expenses primarily consist of salary, benefits and non-cash stock-based compensation for our research and development personnel, costs incurred under agreements with contract research organizations (“CROs”) and sites that conduct our non-clinical studies and clinical trials, costs of outside consultants engaged in research and development activities, including their fees, stock-based compensation and travel expenses, the cost of acquiring, developing and manufacturing preclinical and clinical trial materials and lab supplies, and depreciation and other expenses.

We expense research and development costs as incurred.

Our research and development costs by program for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Direct external costs
BXCL501	$9,054	$3,972	$17,570	$10,132
BXCL701	1,785	2,996	4,701	5,068
Other research and development programs	671	325	1,223	674
Total direct external costs	$11,510	$7,293	$23,494	$15,874
Internal personnel costs	5,564	5,761	11,416	11,419
Sub-total direct costs	$17,074	$13,054	$34,910	$27,293
Indirect costs and overhead	960	665	1,811	1,292
Research and development tax credit	(128)	(210)	(128)	(335)
Total research and development expenses	$17,906	$13,509	$36,593	$28,250

Selling, General and Administrative

Selling, general and administrative expenses primarily consist of salaries, benefits and non-cash stock-based compensation for our executive and administrative personnel. Selling, general and administrative expenses also include legal expenses to pursue patent protection of our intellectual property, professional fees for audit and tax services and insurance charges.

We expect that our selling, general and administrative expenses will increase as we expand our clinical programs. We also expect increased administrative costs resulting from our clinical trials and the commercialization of IGALMITM and potential commercialization of our product candidates. We believe that these increases will likely include increased costs for director and officer liability insurance, hiring additional personnel to support future market research and current and future product commercialization efforts and increased fees for outside consultants, attorneys and accountants. We may also incur increased costs to comply with corporate governance, internal controls, investor relations and disclosures and similar requirements applicable to public companies.

Other Income (Expense)

Other income (expense) primarily consists of interest costs associated with the OFA Facilities, which were entered into on April 19, 2022. We expect that other income (expense) will increase in the future, as we meet additional milestones and draw down additional funds under the OFA Facilities.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is set forth in Note 3 to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

Revenues

We have not recognized any revenues since inception.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended
	June 30,
	2022	2021	Change	% Change

Personnel and related costs	$4,329	$3,588	$741	21%
Non-cash stock-based compensation	1,235	2,173	(938)	(43)%
Professional fees	3,415	2,789	626	22%
Clinical trials expense	5,927	3,827	2,100	55%
Chemical, manufacturing and controls cost	2,264	875	1,389	159%
Travel and other costs	864	467	397	85%
Research and development tax credit	(128)	(210)	82	39%
Total research and development expenses	$17,906	$13,509	$4,397	33%

The overall increase of $4,397 for the three months ended June 30, 2022 was primarily attributable to:

●	An increase in clinical trial expenses due to the initiation of the TRANQUILITY study of BXCL501 for the potential treatment of agitation in patients with Alzheimer’s disease.
●	An increase in personnel costs related to our efforts to enlarge our clinical team as we expanded our clinical trials for the use of BXCL501 for agitation in patients with Alzheimer’s disease and MDD. These efforts also contributed to the increase in the chemical, manufacturing and controls (“CMC”) costs. CMC costs increased in 2022 compared to 2021 as we produced materials related to our clinical trials of BXCL501 for the treatment of agitation associated with Alzheimer’s disease.
●	A decrease in non-cash stock-based compensation which was the result of lower grant date fair values due to lower trading prices of the Company’s common stock.
●	Increased travel and other costs as the Company resumed a more traditional travel schedule and commercially launched IGALMITM.

Following IGALMI’sTM approval by the FDA, we capitalize costs related to commercial production of IGALMITM as inventory and expense those CMC costs related to clinical trials.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended
	June 30,
	2022	2021	Change	% Change

Personnel and related costs	$4,529	$2,304	$2,225	97%
Non-cash stock-based compensation	3,247	4,596	(1,349)	(29)%
Professional fees	3,690	2,701	989	37%
Commercial and marketing	4,719	3,527	1,192	34%
Insurance	603	552	51	9%
Travel and other costs	1,594	424	1,170	276%
Total selling, general and administrative expenses	$18,382	$14,104	$4,278	30%

The overall increase of $4,278 for the three months ended June 30, 2022 was primarily attributable to:

●	An increase in personnel and related costs due to our continuing efforts to expand our teams for the commercial launch of IGALMITM in the U.S.
●	A decrease in non-cash stock-based compensation, which was the result of lower grant date fair values due to lower trading prices of the Company’s common stock.
●	An increase in commercial and marketing costs due to the commercial launch of IGALMITM in the U.S.
●	Increased travel and other costs as the Company resumed a more traditional travel schedule and commercially launched IGALMITM.
●	An increase in professional fees due to the expanding growth of our operations, primarily for corporate legal fees, consulting and recruiting costs related to the commercial launch of IGALMITM in the U.S., as well as the formation of OnkosXcel.

Other Income (Expense)

Interest expense increased during the period primarily due to borrowings under the OFA Facilities.

Comparison of the Six Months Ended June 30, 2022 and 2021

Revenues

We have not recognized any revenues since inception.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2022 and 2021 were as follows:

	Six months ended
	June 30,
	2022	2021	Change	% Change

Personnel and related costs	$9,205	$7,214	$1,991	28%
Non-cash stock-based compensation	2,210	4,205	(1,995)	(47)%
Professional fees	7,339	6,540	799	12%
Clinical trials expense	12,242	7,108	5,134	72%
Chemical, manufacturing and controls cost	4,204	2,693	1,511	56%
Travel and other costs	1,521	825	696	84%
Research and development tax credit	(128)	(335)	207	62%
Total research and development expenses	$36,593	$28,250	$8,343	30%

The overall increase of $8,343 for the six months ended June 30, 2022 was primarily attributable to:

●	An increase in clinical trial expenses due to the initiation of the TRANQUILITY study of BXCL 501 for the potential treatment of agitation in patients with Alzheimer’s disease.
●	An increase in personnel costs related to our efforts to enlarge our clinical team as we expanded our clinical trials for the use of BXCL501 for agitation in patients with Alzheimer’s disease and MDD. These efforts also contributed to the increase in the CMC costs. CMC costs increased in 2022 compared to 2021 as we produced materials related to our clinical trials of BXCL501 for the treatment of agitation associated with Alzheimer’s disease.
●	A decrease in non-cash stock-based compensation which was the result of lower grant date fair values due to lower trading prices of the Company’s common stock.
●	Increased travel and other costs as the Company resumed a more traditional travel schedule and commercially launched IGALMITM.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2022 and 2021 were as follows:

	Six months ended
	June 30,
	2022	2021	Change	% Change

Personnel and related costs	$7,735	$4,594	$3,141	68%
Non-cash stock-based compensation	6,097	8,129	(2,032)	(25)%
Professional fees	7,821	5,311	2,510	47%
Commercial and marketing	6,202	5,928	274	5%
Insurance	1,173	1,018	155	15%
Travel and other costs	2,147	762	1,385	182%
Total selling, general and administrative expenses	$31,175	$25,742	$5,433	21%

The overall increase of $5,433 for the six months ended June 30, 2022 was primarily attributable to:

●	An increase in personnel and related costs due to our continuing efforts to expand our teams for the commercial launch of BXCL501 in the U.S.

●	An increase in professional fees due to the expanding growth of our operations, primarily for corporate legal fees and consulting and recruiting costs related to our commercial launch of IGALMITM in the U.S., as well as the formation of OnkosXcel.
●	A decrease in non-cash stock-based compensation, which was the result of lower grant date fair values due to lower trading prices of the Company’s common stock.
●	Increased travel and other costs as the Company resumed a more traditional travel schedule and commercially launched BXCL501.

Other Income (Expense)

Interest expense increased during the period primarily due to borrowings under the OFA Facilities.

Inflation

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the periods presented.

Liquidity and Capital Resources

As of June 30, 2022, we had cash and cash equivalents of $233,452, working capital of $224,929 and stockholders’ equity of $164,262. Net cash used in operating activities was $65,516 and $42,022 for the six months ended June 30, 2022 and 2021, respectively. We incurred losses of approximately $37,670 and $27,619 for the three months ended June 30, 2022 and 2021, respectively, and losses of approximately $69,142 and $53,995 for the six months ended June 30, 2022 and 2021, respectively. We have not yet generated any revenues and we have not yet achieved profitability. We expect that our research and development and selling, general and administrative expenses will continue to increase and, as a result, we will need to generate significant product revenues to achieve profitability. We believe that our existing cash and cash equivalents as of June 30, 2022, along with borrowings under the OFA Facilities entered into on April 19, 2022 (discussed in more detail below), will enable us to fund our operating expenses and capital expenditure requirements for at least one year from the date of this Quarterly Report on Form 10-Q.

We may obtain additional financing through sales of the Company’s equity securities, entering into strategic partnership arrangements and/or short-term borrowings from banks, stockholders or other related parties, if needed, or a combination of any of the foregoing. There are no assurances that we will be successful in obtaining an adequate level of financing as and when needed to finance our operations on terms acceptable to us or at all, particularly in light of the economic downturn and ongoing uncertainty related to the COVID-19 pandemic. If we are unable to secure adequate additional funding as and when needed on acceptable or commercially reasonable terms, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more product candidates. In addition, there are various macro-economic trends affecting the financing markets whose impact on our liquidity and future funding requirements are uncertain as of the filing date of this Quarterly Report on Form 10-Q. We will need substantial additional funding, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts. See “Risk Factors – Risks Related to Financial Position and Need for Additional Capital - We will need substantial additional funding, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts” in Part II. Item 1A. of this Quarterly Report on Form 10-Q.

Sources of Liquidity

We have focused our efforts on raising capital and building the products in our pipeline. Since our inception, our operations have been financed primarily from proceeds from the sale of equity securities, including our IPO, private placements of our common stock, registered offerings of our common stock, an Open Market Sale Agreement (the “Sale Agreement”) with Jefferies LLC (“Jeffries”), and borrowings under strategic financing arrangements (as described below). We have not yet established an ongoing source of revenue sufficient to cover our operating costs and will need to do so in future periods.

In June 2021, we sold 3,155 shares of our common stock in a registered offering at a public offering price of $31.70 per share. We received proceeds of $96,971, net of issuance costs of $3,042.

In May 2021, we entered into the Sale Agreement with Jefferies pursuant to which we can offer and sell shares of our common stock, having an aggregate offering price of up to $100,000, from time to time, through an “at the market offering” program under which Jefferies will act as sale agent. We sold 124 shares under the Sale Agreement in June 2021 for proceeds of $4,056, net of issuance costs of $500. We did not sell any shares, and no proceeds were received under the Sale Agreement during the six months ended June 30, 2022.

In April 2022, we entered into the Credit Agreement with OFA as administrative agent, and the Lenders, and the RIFA with OFA as administrative agent, and the Purchasers. Pursuant to the Credit Agreement, the Lenders agreed to loan us up to $135,000 in senior secured term loans. On April 28, 2022, we borrowed the first tranche of $70,000 of loans. The remaining two tranches of the commitments under the Credit Agreement may be borrowed at our option prior to December 31, 2024 as follows:

●	$35,000 upon satisfaction of certain conditions, including receipt of certain regulatory and financial milestones; and
●	$30,000 upon satisfaction of certain conditions, including specified minimum net sales of the Company attributable to sales of BXCL501 for a trailing twelve consecutive month period.

Pursuant to the RIFA, the Purchasers agreed to provide us with up to $120,000 in financing for our near-term commercial activities of IGALMITM, development and commercialization of BXCL501 and other general corporate purposes. On July 8, 2022, we drew down the first tranche of $30,000 under the RIFA. The remaining commitments under the RIFA may be drawn at our option prior to December 31, 2024 as follows:

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

In connection with the Credit Agreement, on the Effective Date, we granted to the Lenders certain warrants to purchase up to 278 shares of our common stock, rights to purchase up to $5,000 of our common stock and warrants to purchase up to 175 individual ownership units (i.e., not in thousands) in OnkosXcel.

See Note 10, Debt and Credit Facilities in the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information relating to the Credit Agreement and RIFA, including certain restrictive and financial covenants thereunder.

Cash Flows

	Six months ended June 30,
	2022	2021
Cash (used in) provided by:
Operating activities	$(65,516)	$(42,022)
Investing activities	$(139)	$(416)
Financing activities	$66,139	$102,376

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2022 was $65,516, which was primarily attributable to our net loss of $69,142, a $1,395 increase in inventory, a $7,072 increase in prepaid expenses, other current assets and other assets, partially offset by $8,307 in non-cash stock-based compensation, as well as a $3,315 increase in accounts payable, accrued expenses and other liabilities.

Net cash used in operating activities for the six months ended June 30, 2021 was $42,022 which was primarily attributable to our net loss of $53,995, partially offset by $12,334 in non-cash stock-based compensation.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2022 was $139 and was primarily attributable to the purchase of property and equipment.

Net cash used in investing activities for the six months ended June 30, 2021 was $416 and was attributable to the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2022 was $66,139 and was primarily attributable to proceeds received from the OFA Facilities.

Net cash provided by financing activities for the six months ended June 30, 2021 was $102,376 and was attributable to $96,971 in net proceeds from the issuance of common stock in our June 2021 public offering, $4,056 in net proceeds from the sale of common stock in June 2021 under our Sale Agreement and $1,349 in proceeds from the exercise of stock options during the period.

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

We believe that our existing cash and cash equivalents as of June 30, 2022, and the borrowings under the OFA Facilities will be sufficient to enable us to fund operating expenses and capital expenditure requirements for at least the next 12 months from the date of the issuance of the consolidated financial statements included in this Quarterly Report on Form 10-Q, including funding our ongoing research and development efforts and commercialization preparation. We expect that we will need to obtain substantial additional funding in order to fund our ongoing operations. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interests of our existing stockholders may be materially diluted and the terms of these securities could include liquidation or other preferences that could adversely affect the rights of our existing stockholders. In addition, debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business. If we are unable to raise capital when needed or on attractive terms, we could be forced to significantly delay, scale back or discontinue the development or commercialization of our product candidates, seek collaborators at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available, and relinquish or license, potentially on unfavorable terms, our rights to our product candidates that we otherwise would seek to develop or commercialize ourselves.

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements as defined under SEC rules.

Other Contractual Obligations and Commitments

We signed the Distribution Agreement with an affiliate of Cardinal Health, Inc. (“Cardinal”) in February 2022, whereby Cardinal agreed to distribute product related to BXCL501 in the U.S. Cardinal will be paid defined fees for its services under the Distribution Agreement, which can be terminated by either party for cause. The Distribution Agreement can also be terminated by BTI without cause, subject to payment of agreed termination fees.

On April 19, 2022, we entered into the Second Amendment to the Second Amended and Restated Separation and Shared Services Agreement pursuant to which the parties agreed to extend the Company’s option to enter into a Collaborative Services Agreement with BioXcel LLC through December 31, 2024, for which the Company has agreed to pay BioXcel LLC $18 per month, prorated for any partial month, as applicable, for the period beginning March 13, 2023 and ending December 31, 2024. In addition, we and BioXcel LLC, a significant stockholder of the Company, entered into the BioXcel Trademark License Agreement, pursuant to which BioXcel LLC granted us a royalty-free license to use the BIOXCEL trademark in connection with marketing, promoting and selling any products and services in the field of neuroscience, for which the Company agreed to pay BioXcel LLC a one-time fee of $135.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. We have reviewed and determined that those critical accounting policies and estimates remain our critical accounting policies and estimates as of and for the six months ended June 30, 2022. No changes were made to our existing critical accounting policies during the period presented outside of the addition of the Inventory, Debt and Detachable Warrants and Derivative Assets and Liabilities policies. Refer to Note 3, Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements elsewhere in this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. As of June 30, 2022, we had $233,452 of cash and cash equivalents. Our cash and cash equivalents are primarily held in U.S. Government money market funds. We do not participate in any foreign currency hedging activities and have limited exposure to other derivative financial instruments, primarily resulting from the terms and conditions of the OFA Facilities. We did not recognize any significant exchange rate losses during the six months ended June 30, 2022 and 2021, respectively. The loans under the Credit Agreement bear interest at a fixed annual rate of 10.25%, payable quarterly, and consequently we do not have material interest rate exposure due to our indebtedness.

We do not believe that our cash and cash equivalents have significant risk of default or illiquidity. While we believe our cash and cash equivalents do not contain material market risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash at one or more financial institutions that are in excess of federally insured limits.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Financial Position and Need for Additional Capital

We have a limited operating history and have never generated substantial product revenues, which may make it difficult to evaluate the success of our business to date and to assess our future viability.

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

Since our inception, we have incurred significant operating losses. Our net loss was $69.1 million and $54.0 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had stockholders’ equity of $164.3 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We have only had one product candidate recently approved for marketing in the U.S., none in any other jurisdiction, and may never receive approval beyond the one product approved to date. It could be several years, if ever, before we have a commercialized product that generates significant revenues through sales of IGALMITM or our product candidates, if approved. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

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

We expect that our cash and cash equivalents as of June 30, 2022, along with additional fundings available under the OFA Facilities, will be sufficient to fund our ongoing research and development efforts and commercialization preparation for at least twelve months from the date of the issuance of the consolidated financial statements included in this Quarterly Report on Form 10-Q. We will be required to expend significant funds to commercialize IGALMITM in the U.S. and advance the development of BXCL501, BXCL701, BXCL502 and our other product candidates. In addition, while we may seek one or more collaborators for future development of our current product candidates or any future product candidates that we may develop for one or more indications, we may not be able to enter into a collaboration for any of our product candidates for such indications on suitable terms, on a timely basis or at all. In any event, the net proceeds of our prior equity offerings and our existing cash will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of our product candidates or our other preclinical programs. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Further financing may not be available to us on acceptable terms, or at all. Additionally, market volatility resulting from the COVID-19 pandemic or other factors could also adversely impact our ability to access capital as and when needed. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

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

We have significant indebtedness and other contractual obligations that could impair our liquidity, restrict our ability to do business and thereby harm our business, results of operations and financial condition. We may not have sufficient cash flow from operations to satisfy our obligations under the OFA Facilities.

As of July 31, 2022, we had aggregate indebtedness of $100.0 million outstanding under the OFA Facilities, comprised of $70.0 million under the Credit Agreement, pursuant to which the Lenders agreed to loan us up to an additional $65.0 million in senior secured term loans, and $30.0 million under the RIFA , pursuant to which the Purchasers agreed to fund an additional $90.0 million upon satisfaction of certain conditions. The RIFA requires us to make tiered revenue interest payments on U.S. net sales of IGALMITM and any other future BXCL501 products equal to a royalty ranging from 0.375% to 7.750% of net sales of IGALMITM and any other future BXCL501 products in the U.S, as well as certain additional payments to the Purchasers from time to time, to ensure that the aggregate amount of payments received by the Purchasers under the RIFA are at least equal to certain agreed upon minimum levels as of certain specified dates, subject to terms and conditions set forth in the RIFA.

Our ability to make scheduled payments or to refinance these and other outstanding debt obligations depends on our financial and operating performance, which will be affected by prevailing economic, industry and competitive conditions and by financial, business and other factors beyond our control. A failure to pay our debt, fixed costs and other obligations or a breach of our contractual obligations could result in a variety of adverse consequences, including the exercise of remedies by our creditors and lessors. In such a situation, it is unlikely that we would be able to cure our breach, fulfill our obligations, make required payments or otherwise cover our fixed costs, which would have a material adverse effect on our business, results of operations and financial condition.

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

Restrictive covenants in the Credit Agreement and RIFA each place limits on our ability to conduct our business. The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions, subject to certain exceptions, including specific exceptions with respect to product commercialization and development activities. We must also comply with certain financial covenants under the Credit Agreement that require we maintain a minimum cash liquidity amount of $15 million and future revenue thresholds beginning in with the fourth quarter of 2023. The

RIFA contains customary representations and warranties and certain restrictions on our ability to incur indebtedness and grant liens on intellectual property related to BXCL501. In addition, the RIFA provides that if certain events occur, including certain bankruptcy events, failure to make payments, a change of control, an out-license or sale of all of the rights in and to BXCL501 in the U.S., in each case except a permitted licensing transaction (as defined in the RIFA) and, subject to applicable cure periods, material breach of the covenants in the RIFA, OFA, at the direction of the Purchasers, may require us to repurchase certain of the Purchasers’ interests.

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

We currently have only one product that recently received regulatory approval and may never be able to develop additional marketable product candidates. We are continuing to invest a significant portion of our efforts and financial resources in the commercialization of IGALMITM and development of BXCL701 and BXCL502, as well as our other product candidates. Our prospects are substantially dependent on our ability, or that of any future collaborator, to develop, obtain marketing approval for and successfully commercialize product candidates in one or more disease indications.

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

Before obtaining marketing approval from the FDA, or other comparable foreign regulatory authorities, for the sale of our product candidates, we must complete preclinical development and extensive clinical trials to demonstrate the safety and efficacy of our product candidates. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Although we are planning for certain clinical trials relating to BXCL501, BXCL701, BXCL502 and our other product candidates, there can be no assurance that the FDA, or other comparable foreign regulatory authorities, will accept our proposed trial designs. We may experience delays in our clinical trials and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays related to:

●	the FDA, or comparable foreign regulatory authorities, disagreeing as to the design or implementation of our clinical studies;
●	obtaining regulatory authorizations to commence a trial or consensus with regulatory authorities on trial designs;
●	reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	diversion of healthcare resources to combat epidemics, such as the COVID-19 pandemic;
●	obtaining institutional review board (“IRB”) approval at each site, or independent ethics committee approval at any sites outside the U.S.;
●	dependence on the needs and timing of third-party collaborators;
●	changes to clinical trial protocols;
●	recruiting suitable patients to participate in a trial in a timely manner and in sufficient numbers;
●	clinical sites deviating from trial protocol or dropping out of a trial;
●	addressing patient safety concerns that arise during the course of a trial;
●	having patients complete a trial or return for post-treatment follow-up;
●	imposition of a clinical hold by regulatory authorities, including as a result of unforeseen safety issues or side effects or failure of trial sites to adhere to regulatory requirements;
●	the occurrence of SAEs in trials of the same class of agents conducted by other companies or institutions;
●	subjects choosing an alternative treatment for the indications for which we are developing our product candidates, or participating in competing trials;
●	adding a sufficient number of clinical trial sites;
●	manufacturing sufficient quantities of a product candidate for use in clinical trials;
●	lack of adequate funding to continue the clinical trial;

●	selection of clinical end points that require prolonged periods of clinical observation or analysis of the resulting data;
●	a facility manufacturing our product candidates or any of their components being ordered by the FDA, or comparable foreign regulatory authorities, to temporarily or permanently shut down due to violations of current good manufacturing practice (“cGMP”) regulations or other applicable requirements, or infections or cross-contaminations of product candidates in the manufacturing process;
●	any changes to our manufacturing process that may be necessary or desired;
●	third-party clinical investigators losing the licenses or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or consistent with the clinical trial protocol, good clinical practice (“GCP”) or other regulatory requirements; or
●	third-party contractors not performing data collection or analysis in a timely or accurate manner; or third-party contractors becoming debarred or suspended or otherwise penalized by the FDA, or other government or regulatory authorities, for violations of regulatory requirements, in which case, we may need to find a substitute contractor, and we may not be able to use some or all of the data produced by such contractors in support of our marketing applications.

In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. For example, in April 2021, PLACIDITY enrollment was voluntarily paused to assess challenges posed in opening relevant clinical sites and enrolling delirium patients in the intensive care unit (“ICU”) settings, including as a result of the burden COVID-19 placed on the ICU.

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

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. Patient enrollment is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, the size of the patient population required for analysis of the trial’s primary endpoints, our ability to recruit clinical trial investigators with the appropriate competencies and experience, our ability to obtain and maintain patient consents, the risk that patients enrolled in clinical trials will drop out of the trials before completion, and competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. Our ability to enroll patients in our clinical trials may be impacted by governmental restrictions and diversion of healthcare resources resulting from the COVID-19 pandemic. Many pharmaceutical companies are conducting clinical trials in patients with the disease indications that our product candidates are designed to target. As a result, we must compete with them for clinical sites, physicians and the limited number of patients who fulfill the stringent requirements for participation in clinical trials. Also, due to the confidential nature of clinical trials, we do not know how many of the eligible patients may be enrolled in competing studies and who are consequently not available to us for our clinical trials. Our clinical trials may be delayed or terminated due to the inability to enroll enough patients. The delay or inability to meet planned patient enrollment may result in increased costs and delay or termination of our trials, which could have a harmful effect on our ability to develop products.

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

If we observe drug-related AEs or other unacceptable safety concerns in clinical trials, we, the FDA, the IRBs at the institutions in which our studies are conducted, or the DSMB could suspend or terminate our clinical trials or the FDA, or comparable foreign regulatory authorities, could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. For example, the FDA placed Point Therapeutics, Inc.’s IND for BXCL701 on clinical hold following an increase in observed mortality in patients receiving BXCL701 in a Phase 3 trial in patients with non-small cell lung cancer. Though we believe that this result was caused by, among other things, an imbalance in the disease severity of patients enrolled in the active arm of the clinical trial, there is no guarantee that excess mortality will not be observed in future clinical studies. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the clinical trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We expect to have to train medical personnel using our product candidates to understand the side effect profiles observed in our clinical trials and upon commercialization of any of our product candidates that may receive regulatory approval. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

BioXcel LLC’s approach to the discovery and development of product candidates based on EvolverAI, its proprietary pharmaceutical discovery and development engine, is novel and unproven, and we do not know whether we will be able to develop any products of commercial value.

We are leveraging BioXcel LLC’s EvolverAI, a proprietary pharmaceutical discovery and development engine, to create a pipeline of neuroscience and immuno-oncology product candidates for patients whose diseases have not been adequately addressed to date by other approaches and to design and conduct efficient clinical trials with a higher likelihood of success. While we believe that applying BioXcel LLC’s EvolverAI to create medicines for defined patient populations may potentially enable drug research and clinical development that is more efficient than conventional drug research and development, our approach is novel. Although we obtained FDA approval for IGALMITM, because our approach is novel, the cost and time needed to develop our product candidates is difficult to predict, and our efforts may not result in the discovery and development of commercially viable medicines. We may also be incorrect about the effects of our product candidates on the diseases of our defined patient populations, which may limit the utility of our approach or the perception of the utility of our approach. Furthermore, our estimates of our defined patient populations available for study and treatment may be lower than expected, which could adversely affect our ability to conduct clinical trials and may also adversely affect the size of any market for medicines we may successfully commercialize. Our approach may not result in time savings, higher success rates or reduced costs as we expect it to, and if not, we may not attract collaborators or develop new drugs as quickly or cost effectively as expected and therefore we may not be able to commercialize our approach as originally expected.

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

Approval, clearance or certification of companion diagnostics may be subject to further legislative or regulatory reforms notably in the EU. On May 25, 2017, the new In Vitro Medical Devices Regulation No. 2017/746 (“IVDR”) entered into force. The IVDR repeals and replaces the EU In Vitro Diagnostic Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the EU member states, regulations are directly applicable (i.e., without the need for adoption of EU member states laws implementing them) in all EU member states and are intended to eliminate current differences in the regulation of medical devices among EU member states. The IVDR, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EU for medical devices and ensure a high level of safety and health while supporting innovation. The IVDR became effective in May 2022. However, on October 14, 2021, the European Commission proposed a “progressive” roll-out of the IVDR to prevent disruption in the supply of in vitro diagnostic medical devices. The European Parliament and Council adopted the proposed regulation on December 15, 2021. The IVDR fully applied as of May 26, 2022, but there is a tiered system extending the grace period for many devices (depending on their risk classification) before they have to be fully compliant with the regulation.

The regulation of companion diagnostics in the EU will be subject to further requirements since the IVDR introduces a new classification system for companion diagnostics. Companion diagnostics will have to undergo a conformity assessment by a notified body. Before it can issue a CE certificate, the notified body must seek a scientific opinion from the EMA on the suitability of the companion diagnostic to the medicinal product concerned if the medicinal product falls exclusively within the scope of the centralized procedure for the authorization of medicines, or the medicinal product is already authorized through the centralized procedure, or a marketing authorization application for the medicinal product has been submitted through the centralized procedure. For other substances, the notified body can seek the opinion from a national competent authority or the EMA.

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

In addition, the manufacturing processes, labeling, packaging, distribution, AE reporting, storage, advertising, promotion, import, export and recordkeeping for IGALMITM are and will remain subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as on-going compliance with cGMPs, and GCPs for any clinical trials that we conduct post-approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities for compliance with cGMP regulations and standards. If we or a regulatory authority discover previously unknown problems with a product, such as AEs of unanticipated severity or frequency, or problems with the facilities where the product is manufactured, a regulatory authority may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing.

In addition, later discovery of previously unknown AEs or other problems with our products, manufacturers or manufacturing processes or failure to comply with regulatory requirements, may yield various results, including:

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

Separately, in response to the COVID-19 pandemic, in March 2020, the FDA postponed most inspections of domestic and foreign manufacturing facilities. Subsequently, in July 2020, the FDA resumed certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA utilized this risk-based assessment system to assist in determining when and where it was safest to conduct prioritized domestic inspections. Additionally, on April 15, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites, among other facilities. According to the guidance, the FDA may request such remote interactive evaluations where the FDA determines that remote evaluation would be appropriate based on mission needs and travel limitations. In July 2021, the FDA generally resumed standard inspectional operations of domestic facilities. More recently, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic. Regulatory authorities outside the U.S. have adopted similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

We expect to pursue marketing approvals for IGALMITM, and for BXCL501, BXCL701, BXCL502 and our other product candidates in Europe and other jurisdictions outside the U.S. with collaborative partners. The time and process required to obtain regulatory approvals and reimbursement in Europe and other jurisdictions may be different from those in the U.S. Also, regulatory approval in one jurisdiction does not ensure approvals in any other jurisdiction; however, negative regulatory decisions in any jurisdiction may have a negative impact on the regulatory process in other jurisdictions.

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

Therefore, there remains political and economic uncertainty regarding to what extent the regulation of medicinal products will differ between the UK and the EU in the future. Any divergences will increase the cost and complexity of running our business, including with respect to the conduct of clinical trials. Brexit also materially impacted the regulatory regime with respect to the approval of our product candidates. Great Britain is no longer covered by the EU’s procedures for the grant of marketing authorizations (Northern Ireland is covered by the centralized authorization procedure and can be covered under the decentralized or mutual recognition procedures). As of 1 January 2021, all existing centralized marketing authorizations were automatically converted into UK marketing authorizations effective in Great Britain and issued with a UK marketing authorization number on January 1, 2021 (unless marketing authorization holders opted out of this scheme). A separate marketing authorization is now required to market drugs in Great Britain. It is currently unclear whether the regulator in the UK, the MHRA, is sufficiently prepared to handle the increased volume of marketing authorization applications that it is likely to receive. Any delay in obtaining, or an inability to obtain, any regulatory approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in Great Britain and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in Great Britain for our product candidates, which could significantly and materially harm our business. The UK’s withdrawal from the EU and the associated uncertainty has had and may continue to have a significant adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Asset valuations, currency exchange rates and credit ratings may be especially subject to increased market volatility. Any of these factors could have a significant adverse effect on our business, financial condition, results of operations and prospects.

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

There can be no assurance that IGALMITM, or BXCL501, BXCL701, BXCL502 and our other product candidates or any other product candidate successfully developed by us, independently or with partners, if approved, will be accepted by physicians, hospitals and other healthcare facilities. IGALMITM competes, and BXCL501, BXCL701, BXCL502 and any future product candidates we develop will compete, with a number of products manufactured and marketed by major pharmaceutical and biotechnology companies. The degree of market acceptance of IGALMITM and any drugs we develop depends on a number of factors, including:

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

In addition, other legislative changes have been proposed and adopted in the U.S. since the ACA was enacted. These changes include the Budget Control Act of 2011, which resulted in aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013, and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, except for a temporary suspension from May 1, 2020 through March 31, 2022. Under current legislation, the actual reduction in Medicare payments varies from, 1% from April 1, 2022 through June 30, 2022, to up to 3% in the final fiscal year of this sequester, unless additional Congressional action is taken. Furthermore, the American Taxpayer Relief Act of 2012, further reduced Medicare payments to several types of providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. More recently, on March 11, 2021, President

Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, beginning January 1, 2024.

The cost of prescription pharmaceuticals in the U.S. has also been the subject of considerable discussion. There have been several Congressional inquiries, as well as legislative and regulatory initiatives and executive orders designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Members of Congress and the Biden Administration have indicated they will continue to pursue legislative or administrative measures to control prescription drug costs, although the likelihood of such measures being adopted remains uncertain. For example, the Inflation Reduction Act, if enacted, would introduce substantial drug pricing reforms, including the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services that would require manufacturers to charge a negotiated “maximum fair price” for certain selected drugs or pay an excise tax for noncompliance, and the establishment of rebate payment requirements on manufacturers of certain drugs payable under Medicare Parts B and D. If the Inflation Reduction Act is not enacted, similar or other drug pricing proposals could appear in future legislation. We cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, any of which could adversely affect our business, results of operations and financial condition.

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

Upon marketing IGALMI™, we expect to participate in the MDRP and other federal and state government pricing programs in the U.S., and we may participate in additional government pricing programs in the future. These programs generally require manufacturers to pay rebates or otherwise provide discounts to government payors in connection with drugs that are dispensed to beneficiaries of these programs. As a condition of having federal funds being made available for covered outpatient drugs under Medicaid and Medicare Part B, a manufacturer must enroll in the MDRP. Under this program, the manufacturer must pay a rebate to state Medicaid programs for each unit of a covered outpatient drug dispensed to a Medicaid beneficiary and paid for by a state Medicaid program. Medicaid drug rebates are based on pricing data that the manufacturer must report on a monthly and quarterly basis to CMS. For the MDRP, this data includes the average manufacturer price (“AMP”) for each drug and, in the case of an innovator product, the best price (“BP”). If a manufacturer becomes aware that its MDRP price reporting submission for a prior period was incorrect or has changed as a result of recalculation of the pricing data, the manufacturer must resubmit the corrected data for up to three years after the data originally was due. In addition, there is increased focus by the Office of Inspector General within the U.S. Department of Health and Human Services on the methodologies used by manufacturers to calculate AMP, and BP, to assess manufacturer compliance with MDRP reporting requirements. If a manufacturer fails to provide information timely or is found to have knowingly submitted false information to the government, the manufacturer may be subject to civil monetary penalties and other sanctions, including termination from the MDRP, which would result in payment not being available for its covered outpatient drugs under Medicaid or, if applicable, Medicare Part B. Failure to make necessary disclosures and/or to identify overpayments could result in allegations against a manufacturer under the Federal False Claims Act and other laws and regulations.

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

As of June 30, 2022, BioXcel LLC owned approximately 31% of the economic interest and voting power of our outstanding common stock. Drs. Vimal Mehta and Krishnan Nandabalan are the co-founders and serve as senior executives and members of the board of BioXcel LLC. See “The management of and beneficial ownership in BioXcel LLC by our executive officers and our directors may create, or may create the appearance of, conflicts of interest.” below. Even though BioXcel LLC controls less than a majority of the voting power of our outstanding common stock, it may influence the outcome of such corporate actions so long as it owns a significant portion of our common stock.

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

The management of and beneficial ownership in BioXcel LLC by our executive officers and our directors may create, or may create the appearance of, conflicts of interest. For example, our Chief Executive Officer and a director on our Board, Vimal Mehta, Ph.D., and our Chief Digital Officer and a director on our Board, Krishnan Nandabalan, Ph.D., are managers of BioXcel LLC, as well as directors, officers and stockholders of BioXcel LLC, BTI’s former parent company. Additionally, as of June 30, 2022, Dr. Mehta and Dr. Nandabalan, through their beneficial ownership of BioXcel LLC, owned approximately 33% and 32%, respectively of the Company. Management and ownership by our executive officers and directors in BioXcel LLC, creates, or, may create the appearance of, conflicts of interest when these individuals are faced with decisions that could have different implications for BioXcel LLC than the decisions have for us, including decisions that relate to our Services Agreement, Contribution Agreement, as well as potential agreements relating to future product candidates and AI-related services or collaborations. Any perceived conflicts of interest resulting from investors questioning the independence of our management or the integrity of corporate governance procedures may materially affect our stock price.

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

We entered into a commercial supply agreement with ARx pursuant to which ARx agreed to exclusively manufacture and supply us with all of our worldwide demand of thin film formulation of Dex to be used for the commercial supply of IGALMITM and for ongoing clinical trials of our product candidate BXCL501, subject to certain alternative supply provisions. If ARx is unable to produce our supply of Dex, our business would be harmed because there can be no assurance that we will be able to identify or enter into agreements with alternative suppliers on a timely basis on acceptable terms, if at all. An interruption in our ability to sell our products to customers could occur if we encounter delays or difficulties in securing Dex, or if the quality supplied does not meet our specifications, or if we cannot then obtain an acceptable substitute. If any of these events occur, our business and operating results could be harmed. Our specified minimum annual payment could adversely affect our cash flows, such as in times when we have sufficient inventory and would otherwise be able to use our cash for other purposes.

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

The COVID-19 pandemic and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services has fallen. We have taken steps to protect our workforce and have instituted a modified return-to-the-office policy that we continue to evaluate.

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

Our success depends largely upon the continued services of our key executive officers, Vimal Mehta, our Chief Executive Officer, President and a member of our Board, as well as the other principal members of our management, scientific, clinical teams and commercial readiness teams. We do not maintain “key person” insurance for any of these executive officers or any of our other key employees. We also rely on our leadership team in the areas of research and development, marketing, services and selling, general and administrative functions. We have been relying on our commercial readiness team in connection with the commercialization of IGALMITM. From time to time, there may be changes in our executive management and leadership teams resulting from the hiring or departure of executives or other key employees, which could disrupt our business. The replacement of one or more of our executive officers or other key employees would likely involve significant time and costs and may significantly delay or prevent the achievement of our business objectives.

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

At December 31, 2021, the Company had federal net operating loss carryforwards (“NOLs”) of approximately $139.0 million and state NOLs of approximately $139.0 million. If not utilized, the federal and state NOLs, which are subject to expiration, will begin to expire in 2037. Federal NOLs generated in taxable years beginning after December 31, 2017 may be carried forward indefinitely but may only be used to offset 80% of our taxable income in taxable years beginning after December 31, 2020. As of December 31, 2021, we also had approximately $6.5 million of federal orphan drug credits and research and development credits, or tax credits, which will begin to expire in 2037 if not utilized. The utilization of such NOLs and tax credits and realization of tax benefits in future years depends upon our having taxable income and income tax liabilities.

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

As of July 26, 2022, our patent portfolio included six Patent Cooperation Treaty (“PCT”) applications, 18 U.S. utility applications, one issued U.S. utility patent, three U.S. provisional patent applications, 109 pending non-U.S. applications, 13 allowed or granted non-U.S. patents (including four in Japan), one design patent application, which is a U.S. design application, and 34 allowed or registered design patents (including two in Japan). We cannot be certain that any future patents will issue with claims that cover our product candidates. Our ability to stop third parties from making, using, selling, offering to sell or importing our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities.

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

As of June 30, 2022, our directors, executive officers and BioXcel LLC, and their respective affiliates, beneficially owned approximately 37% of our outstanding shares of common stock. As a result, these stockholders, acting together, would have significant control over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have significant control over the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities by the Company during the three months ended June 30, 2022 except as reported on the Company’s Current Report on Form 8-K filed on April 19, 2022.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation, as amended.	10-Q	001-38410	3.1	8/10/2021

3.2	Amended and Restated Bylaws.	8-K	001-38410	3.2	3/13/2018

4.1	Form of Warrant Agreement under the Credit Agreement and Guaranty, by and among BioXcel Therapeutic, Inc., Oaktree Fund Administration, LLC, the Subsidiary Guarantors from time to time party thereto and the Lenders from time to time party thereto, dated April 9, 2022	8-K	001-38410	4.1	4/19/2022

4.2

Registration Rights Agreement, dated April 19, 2022, among the Company and Oaktree-TCDRS Strategic Credit, LLC, Oaktree-Forrest Multi-Strategy, LLC, Oaktree-TBMR Strategic Credit Fund C, LLC, Oaktree-TBMR Strategic Credit Fund F, LLC, Oaktree-TBMR Strategic Credit Fund G, LLC, Oaktree-TSE 16 Strategic Credit, LLC, INPRS Strategic Credit Holdings, LLC, Oaktree Strategic Income II, Inc., Oaktree Specialty Lending Corporation, Oaktree Strategic Credit Fund, Oaktree GCP Fund Delaware Holdings, L.P., Oaktree Diversified Income Fund Inc., Oaktree AZ Strategic Lending Fund, L.P., Oaktree Loan Acquisition Fund, L.P., Oaktree LSL Fund Delaware Holdings EURRC, L.P., and Q Boost Holding LLC

		8-K	001-38410	4.2	4/19/2022

10.1+ #

Credit Agreement and Guaranty, by and among BioXcel Therapeutic, Inc., Oaktree Fund Administration, LLC, the Subsidiary Guarantors from time to time party thereto and the Lenders from time to time party thereto, dated April 9, 2022

						*

10.2+ #	Revenue Interest Financing Agreement, between BioXcel Therapeutics, Inc., Oaktree Fund Administration, LLC and the Purchasers from time to time party thereto, dated April 19, 2022					*

10.3+ #	Commercial Supply Agreement, between ARx, LLC and BioXcel Therapeutics, Inc., dated April 1, 2022					*

10.4	BioXcel Therapeutics, Inc. Non-Employee Director Compensation Program, effective May 19, 2022					*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

101.INS	Inline XBRL Instance Document	*
- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document	*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	*
*	Filed herewith.
**	Furnished herewith.
+	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
#

Annexes, schedules, and certain exhibits have been omitted pursuant to Item 601(a)(5)(b)(2) of Regulation S-K. The Registrant hereby agrees to furnish supplementally a copy of any omitted annex, schedule or exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BioXcel Therapeutics, Inc.

Dated: August 11, 2022	By:
/s/ Vimal Mehta
Vimal Mehta
Chief Executive Officer
(Principal Executive Officer)

Dated: August 11, 2022	By:
/s/ Richard Steinhart
Richard Steinhart
Chief Financial Officer
(Principal Financial Officer)