Form 10-Q
period 2022-09-30
BioXcel Therapeutics, Inc.
filed 2022-11-14
CIK 1720893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding at November 7, 2022 was 28,023,225.

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

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

●	We have a limited operating history and have not generated substantial product revenues to date, which may make it difficult to evaluate the success of our business to date and to assess our future viability.
●	We have incurred significant operating losses since inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future and may never achieve or maintain profitability.
●	We will need substantial additional funding, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.
●	We have significant indebtedness and other contractual obligations that could impair our liquidity, restrict our ability to do business and thereby harm our business, results of operations and financial condition. We may not have sufficient cash flow from operations to satisfy our obligations under our financing facilities.
●	We have limited experience in drug discovery and drug development.
●	In the near term, we are dependent on the success of IGALMITM, and three of our product candidates, BXCL501, BXCL502 and BXCL701. If we are unable to complete the clinical development of or obtain marketing approval for our product candidates or successfully commercialize IGALMITM or our product candidates, either alone or with a collaborator, or if we experience significant delays in doing so, our business could be substantially harmed.
●	Interim “top-line” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
●	The regulatory approval processes of the United States (“U.S.”) Food and Drug Administration (“FDA”), and comparable foreign authorities are lengthy, time consuming, expensive and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.
●	Clinical trials are expensive, time-consuming and difficult to design and implement, and involve an uncertain outcome.
●	Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval.
●	BioXcel LLC’s approach to the discovery and development of product candidates based on EvolverAI, its proprietary pharmaceutical discovery and development engine, is novel and unproven, and we do not know whether we will be able to develop any products of commercial value.
●	If we are required by the FDA or similar regulatory authorities to obtain approval (or clearance, or certification) of a companion diagnostic device in connection with approval of one of our product candidates, and we do not obtain or face delays in obtaining approval (or clearance, or certification) of a companion diagnostic device, we will not be able to commercialize the product candidate and our ability to generate revenue will be materially impaired.
●	Although the FDA approved IGALMITM for the acute treatment of agitation associated with schizophrenia or bipolar I or II disorder, we still face extensive and ongoing regulatory requirements and obligations for IGALMITM and for any product candidates for which we obtain approval.
●	The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses.
●	If our products do not gain market acceptance, our business will suffer because we might not be able to fund future operations.
●	If we are unable to develop satisfactory sales and marketing capabilities, we may not succeed in commercializing IGALMITM or any product candidate for which we may obtain regulatory approval.
●	Although we obtained FDA approval for IGALMITM, our products and product candidates may not be accepted by physicians or the medical community in general.
●	We continue to depend on BioXcel LLC to provide us with certain services for our business.
●	We are substantially dependent on third parties for the manufacture of our clinical supplies of our product candidates, and our commercial supplies of IGALMITM, and we intend to rely on third parties to produce commercial supplies of any other approved product candidate. Therefore, our development of our products could be stopped or delayed, and our commercialization of any future product could be stopped or delayed or made less profitable if third-party manufacturers fail to obtain approval of the FDA or comparable regulatory authorities or fail to provide us with drug product in sufficient quantities or at acceptable prices.
●	Our failure to find third-party collaborators to assist or share in the costs of product development could materially harm our business, financial condition and results of operations.
●	It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection. If our patent position does not adequately protect our product candidates, others could compete against us more directly, which would harm our business, possibly materially.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIOXCEL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share amounts)

	September 30,
	2022	December 31,
	(unaudited)	2021
ASSETS
Current assets
Cash and cash equivalents	$232,314	$232,968
Inventory	1,408	—
Prepaid expenses	5,509	2,888
Other current assets	2,430	956
Total current assets	$241,661	$236,812
Property and equipment, net	1,187	1,294
Operating lease right-of-use assets	1,045	1,247
Other assets	925	86
Total assets	$244,818	$239,439

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$5,872	$4,678
Accrued expenses	13,949	11,492
Due to related parties	269	204
Accrued interest	2,896	—
Other current liabilities	392	293
Total current liabilities	$23,378	$16,667
Long-term portion of operating lease liabilities	868	1,105
Derivative liabilities	1,891	—
Long-term debt	91,695	—
Total liabilities	$117,832	$17,772

Commitments and contingencies (Note 15)
Stockholders' equity
Common stock, $0.001 par value, 100,000 shares authorized as of September 30, 2022 and December 31, 2021; 28,023 and 27,980 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	$28	$28
Preferred stock, $0.001 par value, 10,000 shares authorized; no shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Additional paid-in-capital	483,695	467,427
Accumulated deficit	(356,737)	(245,788)
Total stockholders' equity	$126,986	$221,667
Total liabilities and stockholders' equity	$244,818	$239,439

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOXCEL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Revenues
Product revenue, net	$137	$—	$137	$—

Operating expenses
Cost of goods sold	$11	$—	$11	$—
Research and development	22,062	11,933	58,780	40,183
Selling, general and administrative	17,054	14,879	48,097	40,621
Total operating expenses	$39,127	$26,812	$106,888	$80,804
Loss from operations	$(38,990)	$(26,812)	$(106,751)	$(80,804)
Other (income) expense
Interest expense (income), net	2,877	(1)	4,251	2
Other (income) expense, net	(62)	—	(53)	—
Net loss	$(41,805)	$(26,811)	$(110,949)	$(80,806)
Basic and diluted net loss per share attributable to common stockholders	$(1.49)	$(0.96)	$(3.96)	$(3.13)
Weighted average shares outstanding - basic and diluted	28,022	27,972	27,997	25,832

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOXCEL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(amounts in thousands)

(unaudited)

			Additional
	Common stock		paid-in-	Accumulated
	Shares	Amount	capital	deficit	Total
Balance as of December 31, 2020	24,417	$24	$345,529	$(138,857)	$206,696
Stock-based compensation	—	—	5,565	—	5,565
Exercise of stock options	214	1	851	—	852
Net loss	—	—	—	(26,376)	(26,376)
Balance as of March 31, 2021	24,631	$25	$351,945	$(165,233)	$186,737
Issuance of common stock, net of issuance costs of $3,542	3,279	3	101,024	—	101,027
Stock-based compensation	—	—	6,769	—	6,769
Exercise of stock options	59	—	497	—	497
Net loss	—	—	—	(27,619)	(27,619)
Balance as of June 30, 2021	27,969	$28	$460,235	$(192,852)	$267,411
Stock issuance costs	—	—	(34)	—	(34)
Stock-based compensation	—	—	4,885	—	4,885
Exercise of stock options	11	—	105	—	105
Net loss	—	—	—	(26,811)	(26,811)
Balance as of September 30, 2021	27,980	$28	$465,191	$(219,663)	$245,556

			Additional
	Common stock		paid-in-	Accumulated
	Shares	Amount	capital	deficit	Total
Balance as of December 31, 2021	27,980	$28	$467,427	$(245,788)	$221,667
Stock-based compensation	—	—	3,825	—	3,825
Net loss	—	—	—	(31,472)	(31,472)
Balance as of March 31, 2022	27,980	$28	$471,252	$(277,260)	$194,020
Stock-based compensation	—	—	4,482	—	4,482
Issuance of stock purchase warrants	—	—	3,245	—	3,245
Exercise of stock options	38	—	185	—	185
Net loss	—	—	—	(37,672)	(37,672)
Balance as of June 30, 2022	28,018	$28	$479,164	$(314,932)	$164,260
Stock-based compensation	—	—	4,483	—	4,483
Exercise of stock options	5	—	48	—	48
Net loss	—	—	—	(41,805)	(41,805)
Balance as of September 30, 2022	28,023	$28	$483,695	$(356,737)	$126,986

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOXCEL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine months ended September 30,
	2022	2021
OPERATING CASH FLOW ACTIVITIES:
Net loss	$(110,949)	$(80,806)
Reconciliation of net loss to net cash used in operating activities
Depreciation	246	221
Accretion of debt discount and amortization of financing costs	538	—
Change in fair value of derivative liabilities	(63)	—
Stock-based compensation expense	12,790	17,219
PIK interest	403	—
Loss on disposal of equipment	—	46
Changes in operating assets and liabilities:
Inventory	(1,408)	—
Prepaid expenses, other current assets and other assets	(4,934)	(1,739)
Operating lease right-of-use assets	202	199
Accounts payable, accrued expenses, and other current liabilities	3,795	2,807
Accrued interest	2,896	—
Operating lease liabilities	(218)	(168)
Net cash used in operating activities	$(96,702)	$(62,221)

INVESTING CASH FLOW ACTIVITIES:
Purchases of equipment and leasehold improvements	$(139)	$(433)
Net cash used in investing activities	$(139)	$(433)

FINANCING CASH FLOW ACTIVITIES:
Proceeds from long-term debt	$98,600	$—
Debt issuance costs	(2,646)	—
Proceeds from issuance of common stock, net of issuance costs	—	100,993
Exercise of stock options	233	1,454
Net cash provided by financing activities	$96,187	$102,447

Net (decrease) increase in cash and cash equivalents	$(654)	$39,793
Cash and cash equivalents, beginning of the period	232,968	213,119
Cash and cash equivalents, end of the period	$232,314	$252,912

Supplemental cash flow information:
Issuance of stock purchase warrants	$3,245	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOXCEL THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share amounts and where otherwise noted)

(unaudited)

Note 1. Nature of the Business

BioXcel Therapeutics, Inc. (“BTI”) is a biopharmaceutical company focused on drug development that utilizes artificial intelligence (“AI”) to identify improved therapies in neuroscience and immuno-oncology. BTI's drug re-innovation approach leverages existing approved drugs and/or clinically validated product candidates together with big data and proprietary machine learning algorithms to identify new therapeutic indices. BTI's two most advanced clinical development programs are BXCL501, a proprietary, orally dissolving, thin film formulation of the adrenergic receptor agonist dexmedetomidine (“Dex”), for the treatment of agitation, and BXCL701, an orally administered, systemic innate immune activator for the treatment of a rare form of prostate cancer and advanced solid tumors that are refractory or treatment naïve to checkpoint inhibitors.

As used in these condensed consolidated financial statements, unless otherwise specified or the context otherwise requires, the terms the “Company” or “BTI” refer to BioXcel Therapeutics, Inc., and “BioXcel LLC” refers to the Company’s former parent and current significant stockholder, BioXcel LLC and, its predecessor, BioXcel Corporation. OnkosXcel refers to BTI’s wholly-owned subsidiary for its advanced immuno-oncology assets, OnkosXcel Therapeutics, LLC.

The Company was incorporated under the laws of the State of Delaware on March 29, 2017. The Company’s principal office is in New Haven, Connecticut.

Impact of COVID-19 Pandemic

During the first quarter ended March 31, 2020, the novel coronavirus disease (“COVID-19”) was declared a pandemic and spread to multiple regions across the globe, including the U.S. and Europe. The outbreak and government response measures have significantly impacted, both directly and indirectly, businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services spiked, while demand for other goods and services have decreased.

The Company continues to work closely with its clinical sites to monitor the potential impact of the evolving COVID-19 pandemic and the spread of its variants. BTI remains committed to its clinical programs and development plans. To date, BTI has not experienced any significant delays in any of its ongoing or planned clinical trials, except for occasional COVID-19-related disruptions to its TRANQUILITY II trial. However, this could rapidly change.

Note 2. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements do not include all of the information and notes required by Generally Accepted Accounting Principles in the U.S. (“GAAP”). The accompanying year-end balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2022, the results of its operations for the three and nine months ended September 30, 2022 and 2021, and its cash flows for the nine months ended September 30, 2022 and 2021. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods or any future year or period. The accompanying unaudited interim condensed consolidated financial statements of the Company should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission on March 10, 2022.

The Company’s condensed consolidated financial statements include the accounts for the Company and all entities where BTI has a controlling financial interest after elimination of all intercompany accounts and transactions.

As of September 30, 2022, the Company had cash and cash equivalents of $232,314 and an accumulated deficit of $356,737. BTI has incurred substantial net losses and negative cash flows from operating activities in nearly every fiscal period since inception and expects this trend to continue for the foreseeable future. The Company recognized net losses of $41,805 and $26,811 for the three months ended September 30, 2022 and 2021, respectively and $110,949 and $80,806 for the nine months ended September 30, 2022 and 2021, respectively, and had net cash used in operating activities of $96,702 and $62,221 for the nine months ended September 30, 2022 and 2021, respectively. The Company believes that its existing cash and cash equivalents will be sufficient to cover its cash flow requirements for at least the next twelve months from the issuance date of these condensed consolidated financial statements. However, the Company’s future requirements may change and will depend on numerous factors.

Note 3. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect amounts reported in the condensed consolidated financial statements and notes thereto. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. As of September 30, 2022 and December 31, 2021, cash equivalents were comprised primarily of money market funds. Cash and cash equivalents held at financial institutions may at times exceed federally insured amounts. BTI management believes it mitigates such risk by investing in or through major financial institutions.

Accounts Receivable

The accounts receivable arise from sales of IGALMITM and represent amounts due from distributors. Payment terms generally range from 30 to 75 days from the date of the sale transaction, and accordingly, do not involve a significant financing component. Receivables from product sales are recorded net of allowances which generally include distribution fees, prompt payment discounts, chargebacks, and credit losses. Allowances for distribution fees, prompt payment discounts and chargebacks are based on contractual terms. The Company estimated the current expected credit losses of its accounts receivable by assessing the risk of loss and available relevant information about collectability, existing contractual payment terms, actual payment patterns of its customers, individual customer circumstances, and reasonable and supportable forecast of economic conditions expected to exist throughout the contractual life of the receivable. Based on its assessment, as of September 30, 2022, the Company determined that an allowance for credit losses was not required. The Company did not have product sales prior to the third quarter of 2022 and therefore would not have required an allowance for credit losses.

Concentrations of Credit Risk

The Company sells IGALMITM through a drop-ship program under which orders from hospitals and similar healthcare institutions are processed through wholesalers, but shipments of the product are sent directly to the individual hospitals and similar healthcare institutions. BTI also contracts directly with intermediaries such as group purchasing organizations (“GPOs”).

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost of inventory is determined on a first-in, first-out basis.

BTI capitalizes inventory costs associated with the Company’s products prior to regulatory approval, when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized; otherwise, such costs are expensed as research and development expense in the Condensed Consolidated Statements of Operations.

The Company performs an assessment of the recoverability of capitalized inventory during each reporting period and writes down any excess and obsolete inventories to their estimated realizable value in the period in which the impairment is first identified. Such impairment charges, should they occur, will be recorded within cost of goods sold in the Condensed Consolidated Statements of Operations. The determination of whether inventory costs will be realizable requires estimates by management. If actual market conditions are less favorable than projected, write-downs of inventory may be required.

Property and Equipment

Property and equipment are recorded at cost and depreciated and amortized over the shorter of their remaining lease term or their estimated useful life on a straight-line basis as follows:

Equipment	3-5 years
Furniture	7 years
Leasehold improvements	Lesser of life of improvement or lease term

Expenditures for maintenance and repairs which do not improve or extend the useful lives of the respective assets are expensed as incurred. When assets are sold or retired, the related cost and accumulated depreciation are removed from their respective accounts and any resulting gain or loss is included within selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

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

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and the long-term portion of operating lease liabilities in the Condensed Consolidated Balance Sheets.

ROU assets represent BTI’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As BTI’s leases do not provide an implicit rate, it used an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company uses the implicit rate when readily determinable. The operating lease ROU asset also includes any prepaid lease payments made and excludes lease incentives. The Company’s leases may include options to extend the lease; such options are included in determining the lease term when it is reasonably certain that BTI will exercise that option. Renewal options were not included in the calculation of the related asset and liability since it is not reasonably certain BTI will exercise the relevant option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Expenses Accrued Under Contractual Arrangements

As part of the process of preparing the Company’s condensed consolidated financial statements, BTI is required to estimate its accrued expenses. This process involves reviewing open contracts and purchase orders, communicating with the applicable personnel to identify services that have been performed on BTI’s behalf and estimating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of actual cost. BTI makes estimates of its accrued expenses as of each balance sheet date in its condensed consolidated financial statements based on facts and circumstances known to it at that time. The Company periodically confirms the accuracy of its estimates with the service providers and makes adjustments if necessary.

BTI bases its expenses related to clinical trials on its estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and contract research organizations (“CROs”) that conduct and manage clinical trials on its behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing expenses, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period, which is based on an established protocol specific to each clinical trial. If the actual timing of the performance of services or the level of effort varies from the Company’s estimate, it adjusts the accrual accordingly. Although BTI does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in the Company reporting amounts that are too high or too low in any particular period.

Debt and Detachable Warrants

Detachable warrants are evaluated for classification as either equity instruments, derivative liabilities, or liabilities depending on the specific terms of the warrant agreement. In circumstances in which debt is issued with equity-classified warrants, the proceeds from the issuance of debt are first allocated to the debt and the warrants at their estimated fair values. The portion of the proceeds allocated to the warrants are accounted for as paid-in capital and a debt discount. The remaining proceeds, as further reduced by discounts created by the bifurcation of any embedded derivatives, are allocated to the debt. Detachable warrants classified as derivative liabilities are accounted for as indicated under “Derivative Assets and Liabilities” section of this Note and as a debt discount. The Company accounts for debt as liabilities measured at amortized cost and amortizes the resulting debt discount from the allocation of proceeds to interest expense using the effective interest method over the expected term of the debt instrument. The Company considers whether there are any embedded features in debt instruments that require bifurcation and separately accounts for them as derivative financial instruments pursuant to ASC 815, Derivatives and Hedging.

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

Derivative Assets and Liabilities

Derivative assets and liabilities are recorded on the Company`s Condensed Consolidated Balance Sheets at their fair value on the date of issuance and are revalued on each balance sheet date until such instruments are settled or expire, with changes in the fair value between reporting periods to be recorded as other income or expense.

The Company does not use derivative instruments for speculative purposes or to hedge exposures to cash-flow or market risks. Certain financing facilities entered into by the Company include freestanding financial instruments and/or embedded features that require separate accounting as derivative assets and/or liabilities.

Revenue Recognition

The Company’s revenues consist of product sales of IGALMITM.

Under ASC 606, Revenue from Contracts with Customers (“ASC 606”), an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. Arrangements that include rights to additional goods or services that are exercisable at a customer’s discretion are generally considered options. The Company assesses if these options provide a material right to the customer and if so, they are considered performance obligations. The exercise of a material right may be accounted for as a contract modification or as a continuation of the contract for accounting purposes.

For contracts determined to be within the scope of ASC 606, the Company assesses whether the goods or services promised within each contract are distinct to identify those that are performance obligations. This assessment involves subjective determinations and requires management to make judgments about the individual promised goods or services and whether such goods and services are separable from the other aspects of the contractual relationship. Promised goods and services are considered distinct provided that: (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer and (ii) the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract.

The Company allocates the transaction price (the amount of consideration it expects to be entitled to from a customer in exchange for the promised goods or services) to each performance obligation and recognizes the associated revenue when (or as) each performance obligation is satisfied. The Company’s estimate of the transaction price for each contract includes all variable consideration to which the Company expects to be entitled.

BTI distributes IGALMITM in the U.S. through arrangements with a distributor, wholesalers and GPOs. The distributor and wholesalers help process and fulfill orders from hospitals on the Company’s behalf. Based on the guidance in ASC 606, the Company believes the hospitals are its customers.

The Company recognizes product revenues, net of consideration payable to customers, as well as variable consideration related to certain allowances and accruals that are determined using either the expected value or most likely amount method, depending on the type of the variable consideration, in its condensed consolidated financial statements at the point in time when control transfers to the customer, which is typically when the product has been delivered to the customer’s location. The amount included in the transaction price is constrained to the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. The Company’s only performance obligation identified for IGALMITM is to deliver the quantity of product ordered to the location specified by the customer’s order. The Company records shipping and handling costs associated with delivery of product to its customers within selling, general and administrative expenses on its Condensed Consolidated Statements of Operations. Under the Company’s current product sales arrangements, BTI does not have contract assets (unbilled receivables), as it generally invoices its customer at the time of revenue recognition, and contract liabilities, as the Company generally does not receive prepayments from its customers prior to product delivery.

BTI sells IGALMITM at wholesale acquisition cost and calculate product revenue net of variable consideration and consideration payable to third parties associated with distribution of product. The Company records reserves, based on contractual terms, for the following components of consideration related to product sold during the reporting period. Calculating these amounts involves estimates and judgments, and the Company reviews these estimates quarterly and records any material adjustments in the period they are identified, which affects net product revenue and earnings in the period such variances occur.

Trade Discounts and Allowances

The Company provides the distributor and wholesalers with discounts for prompt payment and pays fees to the distributor, wholesalers and GPOs related to distribution of the product. BTI expects the relevant third parties to earn these discounts and fees, and therefore it deducts such amounts from gross product revenue and accounts receivable at the time it recognizes the related revenue.

Government Rebates

IGALMITM is eligible for purchase by, or qualifies for reimbursement from, Medicaid and other U.S. government programs that are eligible for rebates on the price they pay for the product. To determine the appropriate amount to reserve for these rebates, BTI applies the applicable government discount to these sales, and estimates the portion of total rebates that it anticipates will be claimed. The Company deducts certain government rebates from gross product revenue and accounts receivable at the time it recognizes the related revenue; other government rebates are recognized as an accrued liability at the time BTI recognizes the related revenue.

Chargebacks

BTI provides product discounts to hospitals associated with certain GPOs. The Company estimates the chargebacks that it expects to be obligated to provide based upon the terms of the applicable arrangements. BTI deducts such amounts from gross product revenue and accounts receivable at the time it recognizes the related revenue.

Product Returns

The Company provides contractual return rights to its customers including the right to return product within six months of product expiration and up to 12 months after product expiration, as well as for incorrect shipments, and damaged or defective product, which the Company expects to be rare. Management expects product returns to be minimal, thus BTI recognizes a nominal allowance for product returns at the time of each sale. In the future, if any of these factors and/or the history of product returns changes, the Company will adjust the allowance for product returns.

BTI classifies all fees paid to the distributor, other than those discussed above and those related to warehouse operations, as selling, general and administrative expenses on its Condensed Consolidated Statements of Operations. Fees paid to the distributor for warehouse operations are classified as costs of goods sold on BTI’s Condensed Consolidated Statements of Operations.

Cost of Goods Sold

Cost of goods sold includes the cost of producing and distributing inventories that are related to product revenues during the respective period (including salary-related and stock-based compensation expenses for employees involved with production and distribution and freight costs). Cost of goods sold may also include costs related to excess or obsolete inventory adjustment charges, as well as costs related to warehouse operations paid to distributors.

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

The Company’s stock-based awards are valued at fair value on the date of grant and that fair value is recognized as an expense in the Condensed Consolidated Statements of Operations over the requisite service period using the accelerated attribution method. The estimated fair value of stock-based awards was determined using the Black-Scholes pricing model on the date of grant. Prior to the Company’s initial public offering (“IPO”), significant judgment and estimates were used to estimate the fair value of these awards. Stock awards granted by the Company subsequent to the IPO are valued using market prices at the date of grant.

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

Research and Development Costs

Research and development expenses include wages, benefits, stock-based compensation, facilities, supplies, external services, clinical study, manufacturing costs related to clinical trials and other expenses that are directly related to the Company’s research and development activities. At the end of the reporting period, the Company compares payments made to third-party service providers to the estimated progress toward completion of the research or development objectives. Depending on the timing of payments to the service providers and the progress that the Company estimates has been made for the program as a result of the level of service provided, the Company may record net prepaid or accrued expense relating to these costs. Such estimates are subject to change as additional information becomes available. The Company expenses research and development costs as incurred.

Patent Costs

Costs related to filing and pursuing patent applications are recorded in selling, general and administrative expenses and are expensed as incurred since recoverability of such expenditures is uncertain.

Fair Value of Financial Instruments

The Company applies the provisions of ASC 820, Fair Value Measurement (“ASC 820”), for financial assets and liabilities measured at fair value which requires disclosure that establishes a framework for measuring fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources, or observable inputs, and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances, or unobservable inputs. The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). ASC 820 requires that fair value measurements be classified and disclosed in one of three categories:

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

Segment Information

The Company operates in a single segment. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker in making decisions regarding resource allocation and assessing performance. To date, the Company’s chief operating decision maker has made such decisions and assessed performance at the Company level as one segment.

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU No. 2019-12”), which amends the existing guidance relating to the accounting for income taxes. ASU No. 2019-12 is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles of accounting for income taxes and to improve the consistent application of GAAP for other areas of accounting for income taxes by clarifying and amending existing guidance. ASU No. 2019-12 was effective for interim and annual periods beginning after December 15, 2020. The adoption of ASU No. 2019-12 did not have a material impact on the Company’s condensed consolidated financial statements.

Accounting Pronouncements effective in future periods

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent amendments to the initial guidance (collectively, “Topic 326”). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. Topic 326 was to be effective for reporting periods beginning after December 15, 2019, with early adoption permitted. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) - Effective Dates, which deferred the effective dates of Topic 326 for the Company, until fiscal year 2023. The Company does not expect the adoption of Topic 326 to have a material impact on its condensed consolidated financial statements.

Note 4. Common Stock Financing Activities

In June 2021, the Company sold, in a registered offering, 3,155 shares of its common stock at a public offering price of $31.70 per share. The Company received proceeds of $96,937, net of issuance costs of $3,076.

In May 2021, the Company entered into an Open Market Sale Agreement (the “Sale Agreement”) with Jefferies LLC (“Jeffries”) pursuant to which the Company could offer and sell shares of its common stock, having an aggregate offering price of up to $100,000, from time to time, through an “at the market offering” program under which Jefferies will act as sale agent. The Company sold 124 shares under the Sale Agreement in June 2021. As of December 31, 2021, the Company received proceeds of $4,056, net of issuance costs of $500. The Company did not sell any shares, and thus did not receive any proceeds under this program, for the nine months ended September 30, 2022.

Note 5. Transactions with BioXcel LLC

The Company entered into a Separation and Shared Services Agreement with BioXcel LLC that took effect on September 30, 2017 (as amended and restated, the “Services Agreement”), pursuant to which services provided by BioXcel LLC, through its subsidiaries in India and the U.S., will continue indefinitely, as agreed upon by the parties. These services are primarily for drug discovery, chemical, manufacturing and controls (“CMC”) and administrative support.

Service charges recorded under the Services Agreement for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Research and development	$287	$269	$892	$899
Selling, general and administrative	55	72	184	166
Total	$342	$341	$1,076	$1,065

As of September 30, 2022, and December 31, 2021, $162 and $204, respectively, of these service charges are included in due to related parties in the Company’s Condensed Consolidated Balance Sheets.

Under a Second Amended and Restated Shared Services Agreement signed in April 2022, the Company has an option, exercisable until December 31, 2024, to enter into a collaborative services agreement with BioXcel LLC pursuant to which BioXcel LLC shall perform product identification and related services for us utilizing EvolverAI, its proprietary pharmaceutical discovery and development engine. The parties are obligated to negotiate the collaborative services agreement in good faith and to incorporate reasonable market-based terms, including consideration for BioXcel LLC reflecting a low, single-digit royalty on net sales and reasonable development and commercialization milestone payments, provided that (i) development milestone payments shall not exceed $10,000 in the aggregate and not be payable prior to proof of concept in humans and (ii) commercialization milestone payments shall be based on reaching annual net sales levels, be limited to 3% of the applicable net sales level, and not exceed $30,000 in the aggregate. In conjunction with the Second Amended and Restated Shared Services Agreement, the Company agreed to pay BioXcel LLC $18 per month to extend the option to December 31, 2024, from its prior expiration of March 13, 2023.

Note 6. Net Earnings (Loss) Per Share

The calculations of basic and diluted net loss per share are as follows:

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

Net loss (numerator)	$(41,805)	$(26,811)	$(110,949)	$(80,806)
Weighted average shares (denominator)	28,022	27,972	27,997	25,832
Basic and diluted net loss per share	$(1.49)	$(0.96)	$(3.96)	$(3.13)

Potentially dilutive securities outstanding consists of stock options and RSUs. The Company had common stock equivalents outstanding at September 30, 2022 and 2021 of 4,986 and 4,152 shares, respectively.

Note 7. Inventory

Inventory consists of the following:

September 30,
2022

Raw materials	$682
Work-in-process	122
Finished goods	604
Total inventory	$1,408

There were no write-downs of inventory for the three and nine months ended September 30, 2022. The Company did not have commercial inventory as of December 31, 2021.

Note 8. Property and Equipment, net

Property and Equipment, net consists of the following:

	September 30,	December 31,
	2022	2021

Computers and equipment	$275	$167
Furniture	579	572
Leasehold improvements	1,181	1,133
Construction-in-process	—	24
Total property and equipment	$2,035	$1,896
Accumulated depreciation	(848)	(602)
Total property and equipment, net	$1,187	$1,294

Depreciation expense was $85 and $76 for the three months ended September 30, 2022 and 2021, respectively, and $246 and $221 for the nine months ended September 30, 2022 and 2021, respectively.

Note 9. Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2022	December 31, 2021

Accrued research and development expenses	$6,601	$5,762
Accrued compensation and benefits	4,746	3,968
Accrued professional expenses	1,800	1,324
Accrued taxes	529	302
Other accrued expenses	273	136
Total accrued expenses	$13,949	$11,492

Note 10. Debt and Credit Facilities

Debt, net of unamortized discounts and financing costs, consists of the following:

September 30, 2022

Credit Agreement and Guaranty	$70,402
Revenue Interest Financing Agreement	30,000
Long-term debt, gross	$100,402
Less:
Original issue discount	(1,400)
Discount from issuance of BTI Warrants	(3,245)
Discount from issuance of Equity Investment Right	(1,340)
Discount from issuance of OnkosXcel Warrants	(614)
Debt issuance costs	(2,646)
Plus:
Accretion of discounts and amortization of financing costs	538
Long-term debt	$91,695

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

A summary of the OFA Facilities is provided below.

Credit Agreement

The Credit Agreement provides up to $135,000 in senior secured term loans, of which the initial Tranche A of $70,000 was funded on April 28, 2022, and the remaining tranches may be borrowed at the Company’s option prior to December 31, 2024, subject to satisfaction of certain conditions, including regulatory and financial milestones. Tranche B of the Credit Agreement is $35,000 and is available upon satisfaction of certain conditions, including receipt of certain regulatory and financial milestones. Tranche C of the Credit Agreement is $30,000 and is available upon satisfaction of certain conditions, including specified minimum net sales of the Company attributable to sales of BXCL501 for a trailing twelve consecutive month period. As of September 30, 2022, $65,000 remained available under the Credit Agreement, subject to achievement of the specified conditions and milestones.

The loans under the Credit Agreement do not amortize and mature on the fifth anniversary of the effective date; provided that the Company may, at its option, extend the maturity date to the sixth anniversary if, prior to December 31, 2024, the Company receives and satisfies certain conditions including receipt of certain regulatory and financial milestones. Borrowings under the Credit Agreement are issued at a 200-basis point original issue discount and bear interest at a fixed annual rate of 10.25%, payable quarterly. Of such interest, 225 basis points per annum is, at the Company’s option, payable in kind by capitalizing and adding such interest to the outstanding principal amount of loans from the first payment date on which such interest is owed through, and including, the third anniversary of such payment date, unless, with respect to any payment date, the Company elects to pay all or a portion of such interest in cash. The Company is required to pay a ticking fee equal to 0.75% per annum on the undrawn amount of the commitments, payable quarterly commencing 120 days after the funding of the Tranche A term loan through the termination of the commitments, which is expensed as incurred and recognized as interest expense in the Condensed Consolidated Statements of Operations. The Company may voluntarily prepay the Credit Agreement at any time subject to a prepayment fee.

The Company’s obligations under the Credit Agreement are guaranteed by BTI’s existing and subsequently acquired or organized subsidiaries, subject to certain exceptions. BTI’s obligations under the Credit Agreement and the related guarantees thereunder are secured, subject to customary permitted liens and other agreed upon exceptions, by (i) a pledge of all of the equity interests of all of the Company’s existing and any future direct subsidiaries, and (ii) a perfected security interest in all of its and the guarantors’ tangible and intangible assets (except that the guarantees provided by the BXCL701 Subsidiaries (defined below) are unsecured).

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions, subject to certain exceptions, including specific exceptions with respect to product commercialization and development activities. The Company must also comply with certain financial covenants, including (i) maintenance of cash or permitted cash equivalent investments in accounts controlled by OFA for the Lenders, of at least (a) $15,000 from the Effective Date until the date on which the second tranche of loans are funded (the “Step-Up Date”) and (b) $20,000 from and after the Step-Up Date, provided, in the case of (a) and (b), that following any Permitted BXCL701 Release Event (as defined below), such amount will increase by $12,500, and following such time as unaffiliated third parties hold ownership of at least 30% of the equity interests in the BXCL701 Subsidiaries (as defined below), such amount will increase by an additional $5,000 (provided, that such amount will in no event exceed 50% of the aggregate amount of loans outstanding at any time); and (ii) a minimum revenue test, measured quarterly beginning with the Company’s fiscal quarter ending on December 31, 2023, that requires it and its subsidiaries’ consolidated net revenue for the six consecutive month period ending on the last day of each such fiscal quarter to not be less than a minimum revenue amount specified in the Credit Agreement. The Company’s failure to comply with the financial covenants will result in an event of default, subject to certain cure rights with respect to the revenue covenant.

Notwithstanding the foregoing, the Credit Agreement permits OnkosXcel (together with OnkosXcel Employee Holdings LLC, a wholly owned subsidiary of BTI, and their respective subsidiaries, the “BXCL701 Subsidiaries”) to receive third-party investment or transfer all or substantially all of their assets to an unaffiliated third-party, in each case subject to terms and conditions set forth in the Credit Agreement, including the escrow of certain proceeds received by BTI and its subsidiaries (other than the BXCL701 Subsidiaries) in respect of these disposition events and, under circumstances set forth in the Credit Agreement, the mandatory prepayment of such escrowed amounts. The Company’s equity interests in the BXCL701 Subsidiaries have been pledged in support of its obligations under the Credit Agreement, and the BXCL701 Subsidiaries have provided direct guarantees of BTI’s obligations under the Credit Agreement on an unsecured basis. However, the pledge, guarantee and other obligations of the BXCL701 Subsidiaries under the Credit Agreement will be released upon certain agreed upon events (“Permitted BXCL701 Release Events”), including an initial public offering by the BXCL701 Subsidiaries or the ownership by unaffiliated third parties of at least 20% of the equity interests in the BXCL701 Subsidiaries.

The Credit Agreement contains events of default that are customary for financings of this type relating to, among other things, payment defaults, breach of covenants, breach of representations and warranties, cross default to material indebtedness, bankruptcy-related defaults, judgment defaults, breach of the financial covenants described above, and the occurrence of certain change of control events. In certain circumstances, events of default are subject to customary cure periods. Following an event of default and any applicable cure period, the Lenders will have the right upon notice to terminate any undrawn commitments and may accelerate all amounts outstanding under the Credit Agreement, in addition to other remedies available to them as the Company’s secured creditors.

Revenue Interest Financing Agreement

The RIFA provides up to $120,000 in financing in exchange for a capped revenue interest on net sales of IGALMITM, and other future BXCL501 products, if any, that receive regulatory approval for sale. The initial Tranche A of $30,000 was funded on July 8, 2022, and the remaining tranches may be borrowed at the Company’s option prior to December 31, 2024, subject to satisfaction of certain conditions, including certain regulatory, patent, and financial milestones. The effective interest rate on the RIFA as of September 30, 2022 is approximately 21%.

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

Tranche B and C of the RIFA are each $45,000 and are available upon satisfaction of certain conditions, including receipt of certain regulatory and patent related milestones and specified minimum net sales of BXCL501 during any consecutive twelve-month period. As of September 30, 2022, $90,000 remained available under the RIFA, subject to achievement of the specified conditions and milestones.

Warrants and Equity Investment Right

In connection with the Credit Agreement, on the Effective Date, the Company granted warrants to the Lenders to purchase up to 278 shares of its common stock (the “BTI Warrants”) at an exercise price of $20.04 per share. The BTI Warrants will expire on April 19, 2029, are freely transferable and may be net exercised at the holder’s election. In addition, pursuant to the Credit Agreement, the Lenders have the right to purchase shares of the Company’s common stock after the Effective Date, so long as borrowings under the Credit Agreement are outstanding, for a purchase price of $5,000 at a price per share equal to a 10% premium to the volume-weighted average price of the common stock over the 30 trading days prior to the Lenders’ election to proceed with such equity investment (the “Equity Investment Right”). BTI entered into a registration rights agreement with the Lenders and filed a registration statement on Form S-3 to register the shares issuable upon exercise of the BTI Warrants and, if issued, the shares related to the Equity

Investment Right, for resale. The maximum shares of BTI common stock issuable under the BTI Warrants and Lenders’ Equity Investment Right is 5,593.

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

Maturities of long-term debt are expected to be as follows:

September 30, 2022

Remainder of 2022	$—
2023	$—
2024	$—
2025	$—
2026	$6,261
2027	$94,141

Interest expense was as follows:

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

Interest expense	$3,483	$—	$4,755	$—
Accretion of debt discount and amortization of financing costs	217	—	538	—
Total interest expense	$3,700	$—	$5,293	$—

Note 11. Derivative Financial Instruments

The Company does not enter into derivative financial instruments for speculative or hedging purposes. Derivative financial instruments recognized and accounted for by BTI are the result of transactions entered into as part of the ongoing operations of the Company.

BTI identified certain freestanding financial instruments and/or embedded features that require separate accounting from the borrowings under the OFA Facilities. This includes the OnkosXcel Warrants and Equity Investment Right held by the Lenders, along with certain put/call options. The OnkosXcel Warrants and Equity Investment Right do not meet certain scope exceptions under ASC 815, primarily because the exercise prices and number of shares of the Company’s common stock issuable under the instruments are variable, and the instruments meet the definition of a derivative instrument under ASC 815. Therefore, these instruments are recorded as derivative liabilities in the Condensed Consolidated Balance Sheets. The respective derivative liabilities are recorded at fair value on the date of issuance and are revalued on each balance sheet date until such instruments are settled or expire, with changes in the fair value between reporting periods recorded as other income or expense in the Company’s Condensed Consolidated Statements of Operations.

Note 12. Fair Value Measurements

The Company groups its assets and liabilities measured at fair value in three levels based on the nature of the inputs and assumptions used to determine fair value. Refer to Note 3, Summary of Significant Accounting Policies, for additional information on the accounting policies related to fair value.

The carrying amounts of cash and accounts payable approximate fair value due to the short-term nature of these instruments. As of September 30, 2022, and December 31, 2021, the Company had $189,569 and $228,584, respectively, primarily in money market funds that hold U.S. government cash equivalent instruments (included in cash and cash equivalents) which were valued based on Level 1 inputs. There were no transfers between levels within the hierarchy during the nine months ended September 30, 2022, and the year ended December 31, 2021.

Derivative liabilities measured at fair value on a recurring basis are summarized below.

	Nine months ended
	September 30, 2022
	Fair Value	Level 1	Level 2	Level 3	Total

Derivative liability - Equity Investment Right	$1,281	$—	$—	$1,281	$1,281
Derivative liability - OnkosXcel Warrants	610	—	—	610	610
Total derivative liabilities	$1,891	$—	$—	$1,891	$1,891

Derivative liabilities are comprised of the OnkosXcel Warrants and Equity Investment Right held by the Lenders. The fair value of the derivative liabilities was determined using Monte Carlo simulation models for the Equity Investment Right, and Binomial Option Pricing and Distribution models for the OnkosXcel Warrants.

The following table presents changes in Level 3 liabilities measured at fair value for the nine months ended September 30, 2022. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category.

Derivative liabilities

Balance - December 31, 2021	$—
Addition of derivative liabilities	1,954
Change in fair value	(63)
Balance - September 30, 2022	$1,891

The change from the day one fair value of the derivative liabilities was reported in the Condensed Consolidated Balance Sheets as derivative liabilities and Condensed Consolidated Statements of Operations as other (income) expense, net, as of and for the nine months ended September 30, 2022, respectively.

Inputs used to calculate the estimated fair value of the Equity Investment Right were as follows:

	Equity Investment Right

Strike price relative to volume weighted 30-day average	110.0%
Volatility (annual)	95.0%
Probability of exercise	95.0%
Time period	6.6	years

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

The estimated fair value of the Credit Agreement and RIFA as of September 30, 2022, are $50,200 and $25,537, respectively. Both observable and unobservable inputs were used to determine the fair value of long-term debt, which was classified within the Level 3 category.

The fair value of the BTI warrants, which is a non-recurring fair value, was determined as of the date of issuance using a Black-Scholes pricing model and the fair value of $3,245 was recorded as a component of stockholders’ equity in additional-paid-in-capital in the Condensed Consolidated Balance Sheets, with the offset recorded as a discount on the amounts funded under the OFA Facilities. This non-recurring measurement is classified as a Level 3. The inputs used were a strike price of $20.04, the Company’s stock price of $14.93, volatility of 95%, term of 7 years and risk-free rate of 2.95%.

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

As of September 30, 2022, there were 739 shares available to be granted under the 2020 Plan.

Restricted stock units

The table below summarizes activity relating to RSUs.

Number of
shares

Outstanding as of January 1, 2022	—
Granted	122
Forfeited	(3)
Outstanding as of September 30, 2022	119

In March and May of 2022, the Company granted 97 and 25 time-based RSUs, respectively, to certain employees and consultants. The majority of RSUs granted to employees vest over four years, with 25% vesting at the one-year anniversary of the grant date and the balance vesting ratably over the remaining 12 quarters of the vesting period. The 25 RSUs granted to employees in May 2022 cliff-vest 100% at the one-year anniversary of the grant date. RSUs granted to a third-party consultant vest 50% on each of the first and second anniversaries of the grant date. None of the RSUs had vested as of September 30, 2022. The weighted average grant date fair value per share for the March and May 2022 grants were $15.31 and $10.76, respectively. Unrecognized stock-based compensation expense related to these awards was $1,395 at September 30, 2022. No RSUs were issued and outstanding as of December 31, 2021.

Profit sharing units

Effective July and September of 2022, the Company granted 1,260 and 50, respectively, individual (not in thousands) time-based profit-sharing units (“PSUs”) in OnkosXcel to certain employees and consultants. All PSUs, other than those granted to certain executive employees, vest ratably over 48 months. PSUs granted to certain executive employees, vest ratably over 24 months. The PSUs have a strike price equal to the estimated fair value of the OnkosXcel common units at the date of grant, which was determined by a third-party valuation firm retained by BTI. The fair value of the PSUs was estimated at the date of grant using a Black-Scholes option pricing model.

	Profit share unit valuation inputs

Expected volatility	94.6%
Risk-free rate of interest	4.0%
Expected dividend yield	—%
Expected term	5.8	years

Unrecognized stock-based compensation expense related to these awards was $5,108 at September 30, 2022. No PSUs were issued and outstanding as of December 31, 2021.

Stock options

A summary of the status of the Company’s stock option activity for the nine months ended September 30, 2022 is presented below.

	Number	Weighted average
	of	exercise
	shares	price per share

Outstanding as of January 1, 2022	4,000	$18.89
Granted	1,204	$15.10
Forfeited	(206)	$28.49
Cancelled	(90)	$52.86
Exercised	(43)	$5.41
Outstanding as of September 30, 2022	4,865	$17.04

Options vested and exercisable as of September 30, 2022	3,037	$12.58

As of September 30, 2022, the intrinsic value of options outstanding was $20,362. The intrinsic value for stock options is calculated based on the difference between the exercise prices of the underlying awards and the quoted stock price of the Company’s common stock as of the reporting date.

The total intrinsic value of stock options exercised for the nine months ended September 30, 2022, and 2021 was $321 and $11,942, respectively. The total intrinsic value of stock options exercisable at September 30, 2022 and 2021 was $20,260 and $61,939, respectively.

The weighted average grant date fair value of options granted during the nine months ended September 30, 2022, and 2021 was $11.87 and $29.25, respectively.

The weighted average grant date fair value of options vested at September 30, 2022 was $9.29.

The weighted average remaining contractual life is 5.9 years for options exercisable as of September 30, 2022. The weighted average remaining contractual life is 7.1 years for options outstanding.

Stock-Based Compensation

The fair value of options granted during the nine months ended September 30, 2022 and 2021 was estimated using the Black-Scholes pricing model with the following assumptions:

	Nine months ended					Nine months ended
	September 30, 2022					September 30, 2021

Expected term	5.5	years	-	6.1	years	5.5	years	-	6.2	years
Expected stock price volatility	92.7%		-	96.9%		95.0%		-	98.0%
Risk-free rate of interest	1.5%		-	3.6%		1.0%		-	1.2%
Expected dividend yield	0.0%		-	0.0%		0.0%		-	0.0%

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

The Company recognized stock-based compensation expense related to awards issued under the 2017 Plan and the 2020 Plan, as well as the PSUs in OnkosXcel of $4,483 and $4,885 for the three months ended September 30, 2022, and 2021, respectively, and $12,790 and $17,219, for the nine months ended September 30, 2022 and 2021, respectively, which were comprised as follows:

	Three Months Ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Research and development	$1,105	$951	$3,310	$5,155
Selling, general and administrative	3,378	3,934	9,480	12,064
Total	$4,483	$4,885	$12,790	$17,219

Unrecognized compensation expense related to unvested stock option awards as of September 30, 2022 was $18,068 and will be recognized over the remaining vesting periods of the underlying awards. The weighted-average period over which such compensation is expected to be recognized is 1.6 years.

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

The Company also leases equipment such as copiers and information technology equipment.

The future minimum annual lease payments under operating leases, as of September 30, 2022, are as follows:

Year ending December 31,	Amount

Remainder of 2022	$91
2023	372
2024	381
2025	391
2026	65
Thereafter	—
Total lease payments	$1,300
Less imputed interest	(120)
Total lease liability	$1,180
Less current portion of lease liability	(312)
Long-term portion of operating lease liability	$868

The current portion of the Company’s operating lease liability of $312, as of September 30, 2022, is included in other current liabilities on the Condensed Consolidated Balance Sheets.

Lease expense was $114 and $85 for the three months ended September 30, 2022, and 2021, respectively, and $318 and $280 for the nine months ended September 30, 2022, and 2021, respectively.

Lease renewal options are not included in the ROU asset or lease liability.

Note 15. Commitments and Contingencies

From time to time, in the ordinary course of business, the Company may be subject to litigation and regulatory examinations as well as information gathering requests, inquiries and/or investigations. The Company is not currently subject to any matters where it believes there is a reasonable possibility that a material loss may be incurred. As of September 30, 2022, there were no matters which would have a material impact on the Company’s financial results.

In April 2022, the Company signed a commercial supply agreement that requires minimum annual payments for the first three years of the agreement that in aggregate total $10,000 for the three-year period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this report and the audited financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2021. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include, without limitation, those discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, those listed under “Summary Risk Factors,” and those discussed in the section titled “Risk Factors” included in Part II, Item 1A. of this report. All dollar amounts in the below Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented in U.S. dollars, and all dollar amounts are presented in thousands, unless otherwise noted or the context otherwise provides. All share amounts are also presented in thousands, unless otherwise noted.

Overview

BioXcel Therapeutics, Inc. (“BTI” or the “Company”) is a biopharmaceutical company utilizing artificial intelligence (“AI”) approaches to develop transformative medicines in neuroscience and immuno-oncology. We are focused on utilizing cutting-edge technology and innovative research to develop high-value therapeutics aimed at transforming patients’ lives. We employ a unique AI platform to reduce therapeutic development costs and potentially accelerate timelines while aiming to increase the possibility of success. Our approach leverages existing approved drugs and/or clinically evaluated product candidates together with big data and proprietary machine learning algorithms to identify new therapeutic indices. We believe this differentiated approach has the potential to reduce the expense and time associated with drug development in diseases with substantial unmet medical needs.

On April 6, 2022, we announced that the United States (“U.S.”) Food and Drug Administration (“FDA”) approved IGALMITM (dexmedetomidine or “Dex”) sublingual film for the acute treatment of agitation associated with schizophrenia or bipolar I or II disorder in adults. IGALMITM is approved to be self-administrated by patients under the supervision of a healthcare provider. We deployed the first phase of our sales team for high priority targets in May 2022. Furthermore, on July 6, 2022, we announced that IGALMI™, was commercially available in doses of 120 and 180 microgram (“mcg”) through the Company’s third-party logistics provider and was available for order through wholesalers.

Our most advanced clinical development program is BXCL501, an investigational proprietary, orally dissolving, thin film formulation of Dex for the treatment of agitation associated with psychiatric and neurological disorders.

We continue to conduct clinical trials evaluating BXCL501 for the acute treatment of agitation in Alzheimer’s disease patients, and for adjunctive treatment of patients with Major Depressive Disorder (“MDD”). We are also planning clinical trials for the at-home use of BXCL501 for agitation associated with bipolar disorders and schizophrenia.

Our advanced immuno-oncology asset, BXCL701, is an investigational, orally administered systemic innate immune activator for the treatment of a rare form of prostate cancer and advanced solid tumors that are refractory or treatment naïve to checkpoint inhibitors.

The COVID-19 pandemic and responsive measures have significantly impacted, both directly and indirectly, businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services spiked, while demand for other goods and services have decreased.

We continue to work closely with our clinical sites to monitor the potential impact of the evolving COVID-19 pandemic and the spread of its variants. To date, we have not experienced any significant delays in any of our ongoing or planned clinical trials, except for occasional COVID-19 related disruptions to our TRANQUILITY II trial. However, this could change rapidly.

IGALMITM Commercial Progress

Since the commercial launch of IGALMITM in July 2022, our commercial progress has yielded more than a dozen formulary wins. Additionally, approximately 470 hospital pharmacy and therapeutics (“P&T”) committees are scheduled to review and vote on IGALMI™ inclusion in their formularies over the next several months. Our field based commercial team has driven the formulary review of tens of thousands of Integrated Delivery Network (“IDN”) target beds. Additionally, approximately 50% of target beds are now under group purchasing organization (“GPO”) contract; we are in active discussions with other leading GPOs. This has been accomplished with 26 institutional sales force representatives in under four months.

In May, we launched our institutional sales force with 26 representatives covering 700 target hospitals, with 75% reach. Based on early market response, we announced that we intend to expand our sales organization to include 70 sales representatives to cover approximately 1,700 target hospitals by December 1, 2022. During the third quarter of 2022, we also added an IDN Corporate Account Director team to focus on 59 high-volume, high-control IDN accounts. Formulary voting is currently scheduled for approximately 41,000 (21%) of our target IDN beds. We believe this expansion positions the Company to execute on additional geographic markets in 2023.

The value proposition for IGALMITM continues to evolve as we learn from market response. Staff shortages in the emergency departments (“EDs”) of hospitals, complicated by the potential for staff injuries due to agitated patients, is becoming increasingly concerning to hospital administration. Due to limited agitation treatment options in the ED, intramuscular injection is often used. This approach can be both confrontational and coercive to agitated patients, often making their symptoms worse. Moreover, these patients may occupy ED beds for extended periods due to unresponsive sedation, reducing throughput and increasing costs. These conditions continue to reinforce the need for a drug with IGALMI’sTM profile.

Marketing efforts continue to drive awareness through an extensive convention presence, peer influence programs, and digital marketing campaigns. As of October 31, 2022, our direct in-person marketing efforts have educated over 1,000 healthcare providers on IGALMITM, while we have reached nearly 140,000 healthcare providers through our digital marketing efforts. As we expand our sales team and begin to garner additional P&T formulary adoption, we plan to increase our marketing efforts to reinforce key messages and drive additional demand.

Our Clinical Programs

The following is a summary of the status of our clinical development programs as of the date of this Quarterly Report on Form 10-Q:

Neuroscience Program

BXCL501 Development

In indications other than approved by the FDA as IGALMITM, BXCL501 remains an investigational, proprietary, orally dissolving, thin film formulation of Dex, a selective alpha-2 receptor agonist, targeting symptoms from stress-related behaviors such as agitation. BXCL501 is our most advanced neuroscience clinical program, developed or being evaluated for at-home acute treatment of agitation related to schizophrenia, bipolar disorders, the acute treatment of agitation related to Alzheimer’s disease, and as an adjunctive treatment for MDD in conjunction with the use of Selective Serotonin Reuptake Inhibitors (“SSRIs”) or Serotonin Norepinephrine Reuptake Inhibitors (“SNRIs”) alone.

As a selective adrenergic agent with a sublingual or buccal route of administration, BXCL501 is designed to be easily administered and has shown an onset of action in multiple clinical trials, including clinical trials studying patients with schizophrenia, bipolar disorders, and Alzheimer’s disease. We believe results from these studies suggest that BXCL501 has the potential to reduce agitation without producing excessive sedation. We also believe BXCL501 is highly differentiated from antipsychotics, which often produce unwanted side effects such as excessive sedation or extra pyramidal motor effects, currently used as a standard of care to treat agitation. Managing patient agitation in neuropsychiatric and neurodegenerative disorders represents a significant challenge for physicians and caregivers. We believe BXCL501 has the potential to address these challenges while providing an efficient treatment regimen for patients.

BXCL501 Clinical Trials

TRANQUILITY Program

The TRANQUILITY I study of agitation in dementia concluded with a total of four sites enrolling 46 subjects in Part B testing the 40mcg dose versus placebo. Topline data were reviewed with respect to efficacy, safety, and tolerability. The purpose of enrolling this additional cohort was to gather additional evidence supporting dose selection and statistical powering of multiple-site Phase 3 pivotal trials. All patients were able to take the film themselves and properly place it. There were no serious adverse events (“SAEs”) related to the drug, and no falls, loss of consciousness, or syncopal events reported. There were also no local tolerability issues. The adverse events (“AEs”) observed for 40mcg were consistent with those previously observed for 30mcg, 60mcg, and placebo doses. As expected, the incidence of individual and categorical AEs for the 40mcg dose were lower than the 60mcg group, and similar to the 30mcg dose group.

Efficacy was measured by the change from pre-dose baseline Positive and Negative Syndrome Scale Excitatory Component (“PEC”) total score at two hours, the same primary endpoint utilized in prior pivotal trials of BXCL501. The 40mcg dose showed statistically significant reductions in PEC total score at two hours and demonstrated statistically significant separation from placebo as early as one hour. The magnitude of change in PEC total score was greater for the 40mcg dose than that of 30mcg and somewhat less than the 60mcg dose in previous cohorts. Overall, we believe the 40mcg data support continued evaluation of both 40mcg and 60mcg doses in Phase 3 pivotal trials.

On December 15, 2021, after our initial Breakthrough Therapy designation meetings with the FDA, we announced the initiation of our program to evaluate BXCL501 for the treatment of acute agitation associated with dementia in Alzheimer’s patients. The program’s two studies, TRANQUILITY II and TRANQUILITY III, are designed to evaluate the safety and efficacy of BXCL501 in adults 65 years and older across the range of illness including mild, moderate, and severe illness in assisted living or residential facilities and nursing homes. Patient enrollment is currently underway for TRANQUILITY II.

●	The program consists of two randomized, double-blind, placebo-controlled, adaptive, parallel group pivotal trials: TRANQUILITY II and TRANQUILITY III.
●	Each study will enroll approximately 150 dementia patients 65 years and older. Patients will self-administer 40mcg or 60mcg of BXCL501 or placebo whenever agitation episodes may occur.
●	TRANQUILITY II has enrolled and will continue to enroll patients with mild to moderately severe dementia in assisted living or residential care facilities who generally require minimal assistance with activities of daily living. Enrollment has been progressing at a steady rate. We expect to announce topline data in the first half of 2023.
●	TRANQUILITY III will enroll patients with moderate to severe dementia who require moderate or greater assistance with activities of daily living. This study is expected to initiate with the first patient enrollment in December 2022.
●	The studies are designed to assess agitation as measured by the changes from baseline in the PEC total score and total Pittsburgh Agitation Scale scores. For both studies, the primary efficacy endpoint will be the change in PEC total score from baseline measured at two hours after the initial dose.
●	Patients who complete TRANQUILITY II or TRANQUILITY III will be eligible to enroll in an open label, 52-week safety study designed to describe the safety and efficacy of BXCL501 in continued use. This study is expected to initiate in the first half of 2023.

Bipolar or Schizophrenia-related Agitation (At-Home Use)

We met with the FDA in July 2022 to discuss the design of a registrational study to support potential expansion of BXCL501 for at-home use for the acute treatment of agitation related to schizophrenia and bipolar disorders. We have alignment with the FDA on key design features with respect to our SERENITY III study, which will consist of two parts. The first part is comparable to the pivotal SERENITY I and II studies. Using similar inclusion and exclusion criterion under a well-controlled in-patient setting, acutely agitated patients with schizophrenia or bipolar disorders will be randomized to self-administer either 60mcg of BXCL501 or placebo, in a double-blind placebo-controlled trial. The primary endpoint will be efficacy as measured by the PEC total score change from baseline at two hours post-dose. The secondary objective will be safety and tolerability. SERENITY III is expected to initiate in December 2022. Part 1 enrollment is expected to be complete in the first half of 2023 with topline results also expected in the first half of 2023. Part 2 of the study is expected to initiate in the first half of 2023. The primary objective of the second part of the study is to assess the safety of a 60mcg dose when self-administered in an at-home setting. Patients with schizophrenia or bipolar disorders and a history of agitation will be randomized to self-administer 60mcg of BXCL501, or placebo, when they experience an episode of agitation in an at-home setting over a period of three months.

Major Depressive Disorder (“MDD”)

We recently expanded our development pipeline to evaluate BXCL501 as an adjunctive treatment for MDD. The initial clinical study in this program is a double-blind, placebo-controlled, multiple ascending dose trial to evaluate the safety and tolerability of daily doses of BXCL501 in healthy volunteers. This trial is progressing rapidly. We continue to expect to report topline results in the first half of 2023. Three dosing cohorts of healthy adult volunteers have been tested with 30mcg, 60mcg, or 80mcg (or placebo) daily for seven days without untoward effects. Additional dose cohorts, consisting of twice-a-day dosing of 30mcg in the morning and 60mcg in the evening, has been completed, and a cohort of 40 mcg in the morning and 80mcg in the evening is now in progress with greater total daily dosing planned into the fourth quarter of 2022. Once a maximum tolerable dose is determined escalation will be discontinued and the final cohort will initiate the daily maximum well-tolerated dose schedule in combination with daily SNRIs for one week. The safety and tolerability of this daily dosing study results of this study will enable dose selection for a Phase 2 proof-of-confidence trial in MDD.

Pediatric Study

In June 2021, we initiated a global clinical trial designed to evaluate the safety and efficacy of BXCL501 in the acute treatment of agitation associated with pediatric schizophrenia and bipolar disorders, in part to fulfill pediatric study requirements agreed to with the FDA in connection with IGALMI’sTM approval. The trial protocol has been reviewed by the FDA, as well as by the European Medicines Agency (“EMA”) to fulfill potential commitments to study the effects of BXCL501 in pediatric patients ages 13-17 with schizophrenia and ages 10-17 with bipolar disorders. Enrollment of patients with schizophrenia, schizoaffective disorder, bipolar I, and bipolar II disorder is ongoing in this multisite, double-blind, placebo-controlled parallel group trial. Approximately 25% of the 150 total subjects have been enrolled in the U.S. and several European sites are planned to initiate enrollment in the first quarter of 2023. Similar to our registration trials in schizophrenia and bipolar disorder (SERENITY I and II), the primary endpoint is the change from baseline PEC total score at two hours.

Additional Neuroscience Opportunities

BXCL501 Pipeline Opportunities for Franchise Expansion

Given the differentiated design of BXCL501 and its selective mechanism of action, we believe BXCL501 has the potential for broad applicability across several indications where agitation is a symptom of a condition or underlying disease.

As announced on August 1, 2022, the National Institute on Drug Abuse awarded a grant to Columbia University to fund clinical testing of BXCL501 as a potential treatment for opioid withdrawal. The Company will supply the drug product for the conduct of this study.

In December 2020, the Veterans Affairs Connecticut Healthcare System and Yale University Medical School were awarded a grant by the U.S. Department of Defense’s Congressionally Directed Medical Research Programs to evaluate BXCL501 in patients with post-traumatic stress disorder who suffer from alcohol use disorder (“AUD”). The Company is providing BXCL501 for studies that will evaluate whether BXCL501 has the potential to treat AUD in this patient population.

We are currently conducting studies designed to develop algorithms for wearable technologies that are designed to detect early signs of agitation. Feasibility studies demonstrated that patients were able to wear these devices and that these devices were able to transmit data to our service vendor. The goal of this program is to establish a predictive algorithm that would allow caregivers to treat patients before they become highly agitated.

BXCL502 Development

We identified a second neuropsychiatric drug candidate, BXCL502, through our AI-based platform. We plan to evaluate BXCL502 initially as a monotherapy and possibly as a combination with BXCL501 for the chronic treatment of agitation in patients with dementia. The active pharmaceutical ingredient (“API”) underlying BXCL502 is designed to affect serotonergic signaling in the brain. Our preclinical data suggests BXCL502 has the potential to treat stress-related neuropsychiatric symptoms in dementia. In previously published third-party clinical trial data, daily administration of the API of BXCL502 demonstrated improvement in behaviors using a well-established, clinically validated symptom scale. Formulation and clinical development planning are currently under way with BXCL502.

Other Product Candidates Leveraging the AI Platform

We are targeting neuropsychiatric disorders with high unmet medical needs. Our focus is on treating stress-related symptoms, such as agitation, that are responsible for increased levels of healthcare burden. We are also using AI approaches and machine learning to identify new candidates for rare neurological diseases.

We utilize proprietary algorithms to identify associated mechanisms with existing pharmacology to test whether these agents can improve the disease profile in the animal model either through disease modification or symptomatic manner. The agents identified must be those we believe can enter the clinic with the potential for an efficient development path (similar to BXCL501). We are also developing an AI-based research and development platform to help identify potential product candidates and indications across a range of treatment areas.

OnkosXcel Therapeutics, LLC

On April 19, 2022, we announced the formation of a wholly owned subsidiary, OnkosXcel Therapeutics, LLC (“OnkosXcel”) to develop potentially transformative medicines in oncology. OnkosXcel is focused on the sustained expansion and optimization of our oncology franchise, while providing maximum strategic and financial flexibility. OnkosXcel plans to progress the development of BXCL701. To support its development, we may pursue third-party investments in or other strategic options for OnkosXcel.

BXCL701 Immuno-Oncology Program

BXCL701 is a potential first-in-class, oral, small molecule immunomodulator designed to stimulate both the innate and acquired immune systems by inhibiting dipeptidyl peptidase (“DPP”) 8/9. DPP-8/9 behave as "checkpoints" of pyroptosis and inflammasome activation. We believe that BXCL701, if successfully developed and approved, may establish a differentiated immuno-oncology platform by modulating multiple steps in the cancer immunity cycle and, when combined with checkpoint inhibitors and/or immune activating agents, may be able to convert immuno-resistant (“cold”) tumors to immuno-sensitive (“hot”) tumors.

BXCL701 Clinical Trials

BXCL701 is currently being evaluated in two Phase 2 combination therapy clinical trials. The first is evaluating BXCL701 for the treatment of metastatic castration-resistant prostate cancer (“mCRPC”) in patients with either adenocarcinoma or small cell neuroendocrine (“SCNC”) phenotype and is a Company-sponsored trial. The second is evaluating BXCL701 in patients with advanced solid cancers and is an investigator-initiated trial.

SCNC and mCRPC

BXCL701 was previously studied in multiple clinical trials and demonstrated single agent anti-tumor activity in melanoma, an immune-sensitive tumor. Our Phase 2 efficacy portion of the Phase 1b/2 trial evaluating BXCL701 in combination with KEYTRUDA® (pembrolizumab, a Programmed Cell Death Protein 1 (“PD-1”) inhibitor) for SCNC, continues. In addition to the efficacy cohort in SCNC patients, we are pursuing a separate cohort for adenocarcinoma patients who have failed taxane-based chemotherapy and up to two lines of second-generation androgen pathway blockers. Top-line results from the Phase 1b portion of this trial were presented at the American Society of Clinical Oncology (“ASCO”) Genitourinary Cancers Symposium in February 2021. Interim data from the Phase 2 portion of the study were also presented at the European Society for Medical Oncology conference in September 2021. We reported interim response rate data from the Phase 2 portion of this trial for the SCNC cohort and final response rate data from the adenocarcinoma cohort at the ASCO Genitourinary Cancers Symposium in February 2022.

BXCL701 is being evaluated in combination with KEYTRUDA in an ongoing Phase 2 trial in mCRPC patients with either adenocarcinoma or SCNC phenotype. The first adenocarcinoma patients were enrolled in the Phase 2b randomized 60-patient expansion of the study evaluating BXCL701 monotherapy versus BXCL701-KEYTRUDA combination therapy.

We completed enrollment of the 28-patient SCNC cohort and expect to present final efficacy data from this SCNC cohort in the first half of 2023. We presented updated, preliminary results demonstrating a composite response rate of 33% for the first 15 evaluable SCNC patients, and median duration of response of nine months for the five composite responders at the Prostate Cancer Foundation Annual Scientific Retreat in October 2022.

Basket Trial

BXCL701 is also being evaluated in an open-label Phase 2 basket trial led by MD Anderson. The investigator-led study is designed to evaluate the response rate of orally administered BXCL701, combined with KEYTRUDA, in patients with advanced solid cancers. The study is designed to evaluates patients who are naïve to checkpoint therapy and those who are refractory to checkpoint therapy in two separate cohorts. Interim data were presented at the June 2021 ASCO annual meeting. The study completed participant enrollment in the third quarter of 2022.

Predictive Biomarkers for BXCL701

We presented potential predictive biomarker data for BXCL701 responsiveness in acute myeloid leukemia as a poster presentation at the annual meeting of the Society for Immunotherapy of Cancer in November 2022. We intend to assess the novel biomarker retrospectively in our ongoing solid tumor trial(s).

Other Immuno-oncology Indications

In addition to mCRPC and checkpoint inhibitor-refractory tumors, we plan to leverage our existing preclinical and clinical data to identify other cancer types with high unmet medical need that we believe would benefit from BXCL701’s novel potential mechanism of action. We are prioritizing indications where the immunosuppressive microenvironment is driven by the potential molecular and cellular targets of BXCL701 and where the single agent activity of approved immune checkpoint inhibitors is limited, such as small cell lung cancer.

We believe that BXCL701, if successfully developed and approved, may provide a platform for combination with immunotherapy modalities that go beyond the currently approved immune checkpoint agents that target the PD-1 / Programmed Cell Death Ligand 1 (“PD-L1”) axis. Following our proof-of-concept trials, we plan to conduct clinical trials covering a broad range of additional combinations with other immunotherapy agents, including:

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

Finally, we continually leverage the Company’s AI platform to select and prioritize additional development opportunities to expand the current portfolio and broaden the addressable market for our lead programs through the identification of new indications. This includes exploring additional combination therapy approaches to expand BXCL701’s target indications beyond small cell neuroendocrine prostate cancer and metastatic castration-resistant prostate cancer.

Intellectual Property

Our policy is to protect and enhance the proprietary technologies, inventions, and improvements that are commercially important to our business by filing patent applications in the U.S. and other jurisdictions related to our proprietary technology, inventions, improvements, and product candidates. We also rely on trademarks, trade secrets, and know-how relating to our proprietary technologies and product candidates, continuing innovation, and in-licensing technology and products. This reliance is expected to develop, maintain, and strengthen our proprietary position for novel therapeutics and novel formulations of existing therapeutics across multiple therapeutic areas. We also plan to rely on data exclusivity, market exclusivity, and patent term extensions when available.

Patent Portfolio

We have multiple patent families filed to protect our BXCL501 program. As of October 31, 2022, our BXCL501 patent portfolio included four Patent Cooperation Treaty (“PCT”) applications, 12 U.S. utility applications (two of which are allowed), two issued U.S. utility patents, four U.S. provisional patent applications, 83 pending non-U.S. applications, seven allowed or granted non-U.S. patents (including three in Japan), one design patent application, which is a U.S. design application, and 34 allowed or registered design patents (including two in Japan). U.S. Pat. No. 10,792,246, directed to our proprietary sublingual thin-film formulation of Dex, was issued on October 6, 2020, and has a term set to expire no earlier than 2039. U.S. Patent No. 10,792,246 is now listed in the FDA's Approved Drug Products with Therapeutic Equivalence Evaluations (the “Orange Book”). Three additional U.S. applications in this family are allowed. In the same family, we also have a granted patent in China, a granted patent in Eurasia, and pending applications in the U.S., China, and other major markets. We expect that patents issuing in this family will expire no earlier than 2039. We have also filed applications in additional patent families that are relevant to BXCL501. We have applications pending in the U.S., Europe and Japan directed to methods of treating insomnia using sublingual Dex. We expect that patents issuing from these applications, if any, will expire no earlier than 2035. We also have applications filed in 16 regions, including the U.S., Europe, Japan, and China, directed to methods of treating agitation. We expect that patents issuing from these applications, if any, will expire no earlier than 2037. We have one U.S. application and one European application directed to intravenous administration of Dex. We expect that patents issuing from these applications, if any, will expire no earlier than 2039. We also have one PCT application directed to treating mania and another to treating depression. If patents issue from those cases, we expect them to expire no earlier than 2041 and 2042, respectively.

We have multiple patent families filed to protect our BXCL701 program, including our core patent family directed to methods of using BXCL701 with immune checkpoint inhibitors, which is granted in Japan, Australia, Canada, Russia, China and South Africa, and pending in the U.S., Mexico, the Republic of Korea, the UAE, New Zealand,

Russia, Australia, Brazil, Hong Kong, and Europe. Patents issuing from this family are expected to expire no earlier than 2036.

Additional applications are directed to administering BXCL701 in combinations with various other molecules and dosing regimens. We also have one provisional application directed to novel formulations of BXCL701, various dosing regimens, methods of use, and combination therapies. We expect that patents issuing from these applications, if any, will expire from 2039 to 2042.

The term of individual patents depends upon the legal term for patents in the countries in which they are obtained. In most countries, including the U.S., the patent term is 20 years from the earliest filing date of a non-provisional patent application. Depending upon the timing, duration, and specifics of FDA approval of our product candidates, a U.S. patent that we own or license may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984 (a.k.a., the “Hatch-Waxman Act”). The act permits a patent restoration term of up to five years as compensation for patent term lost during product development and the drug approval regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an investigational new drug (“IND”), and the submission date of a new drug application (“NDA”), plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension, and the application for extension must be made prior to patent expiration. The U.S. Patent and Trademark Office (“USPTO”), in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we intend to apply for restorations of patent term for some of our currently owned or licensed patents to add patent life beyond their current expiration date, depending on the expected length of clinical trials and other factors involved in the submission of the relevant NDA.

The term of a patent can also be extended by Patent Term Adjustment (“PTA”) established in 35 USC 154(b). The intention of the PTA is to accommodate for delays caused by the USPTO during the prosecution of a US utility or plant patent application. Under PTA, the USPTO delay is divided into three types: type A (delays after 14 months from the filing date of the application until the USPTO issues a first Office Action and delays after four months from the filing of certain actions by the applicant until the USPTO responds to such actions); type B (delays after three years from the earliest effective filing date until a patent is granted); and type C (delays due to interferences, secrecy orders, and successful appeals). The total amount of PTA is calculated by adding the types A, B, and C delays, and then subtracting any delay that is overlapped among three types or that is attributable to the applicant.

The term of a patent can also be shortened by a terminal disclaimer. A terminal disclaimer is a statement filed by a patent owner in which the owner disclaims or dedicates to the public the terminal part of the term of a patent. Often, the terminal disclaimer is filed in cases where at least one claim of a pending application would have been obvious in light of at least one claim in an earlier-filed patent, AKA non-statutory obviousness-type double patenting rejection.

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

Basis of Presentation

The Company’s condensed consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”).

Components of Our Results of Operations

Revenues

As of September 30, 2022, sales resulted from early product trials and limited market access. During the fourth quarter of 2022, we began contracting directly with intermediaries such as GPOs.

Operating Costs and Expenses

Cost of Goods Sold

Cost of goods sold primarily relates to the costs to produce, package and deliver our product to customers.

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

We expense research and development costs as incurred.

Our research and development costs by program for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Direct external costs
BXCL501	$13,076	$2,652	$30,646	$12,613
BXCL701	2,208	3,312	6,909	8,520
Other research and development programs	463	564	1,686	1,231
Total direct external costs	$15,747	$6,528	$39,241	$22,364
Internal personnel costs	5,621	4,660	17,032	16,080
Sub-total direct costs	$21,368	$11,188	$56,273	$38,444
Indirect costs and overhead	1,110	772	2,923	2,101
Research and development tax credit	(416)	(27)	(416)	(362)
Total research and development expenses	$22,062	$11,933	$58,780	$40,183

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

Other Income (Expense)

Other income (expense) primarily consists of interest costs associated with the strategic financing facility the Company entered into in April 2022. We expect that other income (expense) will increase in the future, as we meet additional milestones and draw down additional funds under the strategic financing facility.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is set forth in Note 3 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

Revenues

Revenues in the three months ended September 30, 2022 were $137, comprised of sales of IGALMITM subsequent to commercial launch. IGALMITM received FDA approval in April 2022, thus there were no revenues in the three months ended September 30, 2021. Sales to date resulted from early product trials and limited market access.

Cost of Goods Sold

Cost of goods sold in the three months ended September 30, 2022 were $11, which primarily related to the costs to produce, package and deliver IGALMITM to customers. IGALMITM received FDA approval in April 2022, thus there were no cost of goods sold in the three months ended September 30, 2021.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended
	September 30,
	2022	2021	Change	% Change

Personnel and related costs	$4,517	$3,710	$807	22%
Non-cash stock-based compensation	1,105	951	154	16%
Professional fees	2,820	2,856	(36)	(1)%
Clinical trials expense	10,731	3,483	7,248	208%
Chemical, manufacturing and controls cost	2,324	353	1,971	558%
Travel and other costs	981	607	374	62%
Research and development tax credit	(416)	(27)	(389)	(1,441)%
Total research and development expenses	$22,062	$11,933	$10,129	85%

The overall increase of $10,129 for the three months ended September 30, 2022 was primarily attributable to:

●	An increase in personnel costs related to our efforts to grow our clinical team as we expanded our clinical trials for the use of BXCL501 for agitation in patients with Alzheimer’s disease and MDD.
●	Increased clinical trial expenses due to the on-going TRANQUILITY II study of BXCL501 for the potential treatment of agitation in patients with Alzheimer’s disease.
●	An increase in chemical, manufacturing and controls (“CMC”) costs as we produced materials related to our clinical trials of BXCL501 for the treatment of agitation associated with Alzheimer’s disease, and continued testing required for IGALMITM.
●	Increased travel and other costs as we incurred higher technology costs related to the addition of personnel and increased travel costs as we resumed pre-COVID-19 travel levels and commercially launched IGALMITM.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended
	September 30,
	2022	2021	Change	% Change

Personnel and related costs	$5,418	$2,702	$2,716	101%
Non-cash stock-based compensation	3,378	3,934	(556)	(14)%
Professional fees	3,201	2,576	625	24%
Commercial and marketing	2,738	4,299	(1,561)	(36)%
Insurance	599	560	39	7%
Travel and other costs	1,720	808	912	113%
Total selling, general and administrative expenses	$17,054	$14,879	$2,175	15%

The overall increase of $2,175 for the three months ended September 30, 2022 was primarily attributable to:

●	An increase in personnel and related costs due to our continuing efforts to expand our field based marketing teams for the commercial launch of IGALMITM in the U.S.
●	Increased professional fees due to the expansion of our operations related to the commercial launch of IGALMITM in the U.S., primarily for recruiting and accounting costs.
●	An increase in travel and other costs as we incurred higher technology and other costs related to the addition of personnel and expanding our operations.

These increases were offset by:

●	Lower non-cash stock-based compensation, which was the result of lower grant date fair values due to lower trading prices of the Company’s common stock.
●	A decrease in commercial and marketing costs due to reduced spending for IGALMITM campaign development costs and media purchases.

Other Income (Expense)

Interest expense increased during the period primarily due to borrowings under the OFA Facilities (defined subsequently herein) the Company entered into in April 2022.

Comparison of the Nine months Ended September 30, 2022 and 2021

Revenues

Revenues in the nine months ended September 30, 2022 were $137, comprised of sales of IGALMITM subsequent to commercial launch. IGALMITM received FDA approval in April 2022, thus there were no revenues in the nine months ended September 30, 2021. Sales to date resulted from early product trials and limited market access.

Cost of Goods Sold

Cost of goods sold in the nine months ended September 30, 2022 were $11, which primarily related to the costs to produce, package and deliver IGALMITM to customers. IGALMITM received FDA approval in April 2022, thus there were no cost of goods sold in the nine months ended September 30, 2021.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2022 and 2021 were as follows:

	Nine months ended
	September 30,
	2022	2021	Change	% Change

Personnel and related costs	$13,722	$10,924	$2,798	26%
Non-cash stock-based compensation	3,310	5,155	(1,845)	(36)%
Professional fees	10,161	9,413	748	8%
Clinical trials expense	22,973	10,591	12,382	117%
Chemical, manufacturing and controls cost	6,528	3,046	3,482	114%
Travel and other costs	2,502	1,416	1,086	77%
Research and development tax credit	(416)	(362)	(54)	(15)%
Total research and development expenses	$58,780	$40,183	$18,597	46%

The overall increase of $18,597 for the nine months ended September 30, 2022 was primarily attributable to:

●	An increase in personnel costs related to our efforts to grow our clinical team as we expanded our clinical trials for the use of BXCL501 for agitation in patients with Alzheimer’s disease and MDD.
●	Increased clinical trial expenses due to the on-going TRANQUILITY II study of BXCL501 for the potential treatment of agitation in patients with Alzheimer’s disease.
●	An increase in CMC costs as we produced materials related to our clinical trials of BXCL501 for the treatment of agitation associated with Alzheimer’s disease, and continued testing required for IGALMITM, as well as clinical trials of BXCL701 for the treatment of prostate cancer.
●	Increased travel and other costs as we incurred higher technology costs related to the addition of personnel and increased travel costs as we resumed pre-COVID-19 travel levels and commercially launched IGALMITM.

These increases were offset by:

●	A decrease in stock-based compensation, which was the result of lower grant date fair values due to lower trading prices of the Company’s common stock.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2022 and 2021 were as follows:

	Nine months ended
	September 30,
	2022	2021	Change	% Change

Personnel and related costs	$13,154	$7,297	$5,857	80%
Non-cash stock-based compensation	9,480	12,064	(2,584)	(21)%
Professional fees	11,111	8,196	2,915	36%
Commercial and marketing	8,940	9,865	(925)	(9)%
Insurance	1,771	1,578	193	12%
Travel and other costs	3,641	1,621	2,020	125%
Total selling, general and administrative expenses	$48,097	$40,621	$7,476	18%

The overall increase of $7,476 for the nine months ended September 30, 2022 was primarily attributable to:

●	An increase in personnel and related costs due to our continuing efforts to expand our teams for the commercial launch of IGALMITM in the U.S.
●	Increased professional fees due to the expansion of our operations, primarily for corporate legal fees and consulting and recruiting costs related to our commercial launch of IGALMITM in the U.S., as well as the formation of OnkosXcel.
●	An increase in travel and other costs as the Company resumed a more traditional travel schedule and commercially launched IGALMITM, and higher technology costs related to the addition of personnel and expanding our operations.

These increases were offset by:

●	A decrease in stock-based compensation, which was the result of lower grant date fair values due to lower trading prices of the Company’s common stock.
●	Lower commercial and marketing costs due to reduced spending for market research and campaign development costs.

Other Income (Expense)

Interest expense increased during the period primarily due to borrowings under the OFA Facilities (defined subsequently herein) the Company entered into in April 2022.

Inflation

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the periods presented. For a discussion of inflationary risks to our future revenues under the Inflation Reduction Act, see “Healthcare reform measures could hinder or prevent our product candidates’ commercial success.” in Part II, Item 1A, “Risk Factors” elsewhere in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

As of September 30, 2022, we had cash and cash equivalents of $232,314, working capital of $218,242 and stockholders’ equity of $126,986. Net cash used in operating activities was $96,702 and $62,221 for the nine months ended September 30, 2022 and 2021, respectively. We incurred losses of approximately $41,805 and $26,811 for the three months ended September 30, 2022 and 2021, respectively, and losses of approximately $110,949 and $80,806 for the nine months ended September 30, 2022 and 2021, respectively. We have generated nominal revenues to date and we have not yet achieved profitability. We expect that our research and development and selling, general and administrative expenses will continue to increase and, as a result, we will need to generate significant product revenues to achieve profitability. We believe that our existing cash and cash equivalents as of September 30, 2022, will enable us to fund our operating expenses and capital expenditure requirements for at least one year from the date of this Quarterly Report on Form 10-Q.

We may obtain additional financing through sales of the Company’s equity securities, entering into strategic partnership arrangements and/or short-term borrowings from banks, stockholders or other related parties, if needed, or a combination of any of the foregoing. There are no assurances that we will be successful in obtaining an adequate level of financing as and when needed to finance our operations on terms acceptable to us or at all, particularly during when there is market uncertainty or an economic downturn. If we are unable to secure adequate additional funding as and when needed on acceptable or commercially reasonable terms, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more product candidates. In addition, there are various macro-economic trends affecting the financing markets whose impact on our liquidity and future funding requirements are uncertain as of the filing date of this Quarterly Report on Form 10-Q. We will need substantial additional funding, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts. See “Risk Factors – Risks Related to Financial Position and Need for Additional Capital - We will need substantial additional funding, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts” in Part II. Item 1A. of this Quarterly Report on Form 10-Q.

Sources of Liquidity

We have focused our efforts on raising capital and building the products in our pipeline. Since our inception, our operations have been financed primarily from proceeds from the sale of equity securities, including our initial public offering (“IPO”), private placements of our common stock, registered offerings of our common stock, an Open Market Sale Agreement (the “Sale Agreement”) with Jefferies LLC (“Jeffries”), and borrowings under strategic financing arrangements (as described below). We have not yet established an ongoing source of revenue sufficient to cover our operating costs and will need to do so in future periods.

In June 2021, we sold 3,155 shares of our common stock in a registered offering at a public offering price of $31.70 per share. We received proceeds of $96,937, net of issuance costs of $3,076.

In May 2021, we entered into the Sale Agreement with Jefferies pursuant to which we can offer and sell shares of our common stock, having an aggregate offering price of up to $100,000, from time to time, through an “at the market offering” program under which Jefferies will act as sale agent. We sold 124 shares under the Sale Agreement in June 2021 for proceeds of $4,056, net of issuance costs of $500. We did not sell any shares, and no proceeds were received under the Sale Agreement during the nine months ended September 30, 2022.

In April 2022, we entered into two strategic financing agreements; a Credit Agreement and Guaranty (the “Credit Agreement”) by and among the Company, as the borrower, certain subsidiaries of the Company from time to time party thereto as subsidiary guarantors, the lenders party thereto (the “Lenders”), and Oaktree Fund Administration LLC (“OFA”) as administrative agent, and a Revenue Interest Financing Agreement (the “RIFA”; and together with the Credit Agreement, the “OFA Facilities”) by and among the Company, the purchasers party thereto (the “Purchasers”)

and OFA as administrative agent. Pursuant to the Credit Agreement, the Lenders agreed to loan us up to $135,000 in senior secured term loans. On April 28, 2022, we borrowed the first tranche of $70,000 of loans. The remaining two tranches of the commitments under the Credit Agreement may be borrowed at our option prior to December 31, 2024 as follows:

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

In connection with the Credit Agreement, we granted to the Lenders certain warrants to purchase up to 278 shares of our common stock, rights to purchase up to $5,000 of our common stock and warrants to purchase up to 175 individual ownership units (i.e., not in thousands) in OnkosXcel.

See Note 10, Debt and Credit Facilities in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information relating to the Credit Agreement and RIFA, including certain restrictive and financial covenants thereunder. As of September 30, 2022, we were in compliance with all restrictive and financial covenants under the Credit Agreement and the RIFA.

Cash Flows

	Nine months ended September 30,
	2022	2021
Cash (used in) provided by:
Operating activities	$(96,702)	$(62,221)
Investing activities	$(139)	$(433)
Financing activities	$96,187	$102,447

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2022 was $96,702, which was primarily attributable to our net loss of $110,949, a $1,408 increase in inventory, a $4,934 increase in prepaid expenses, other current assets and other assets, partially offset by $12,790 in non-cash stock-based compensation, as well as a $3,795 increase in accounts payable, accrued expenses and other current liabilities and $2,896 increase in accrued interest.

Net cash used in operating activities for the nine months ended September 30, 2021 was $62,221, which was primarily attributable to our net loss of $80,806, partially offset by $17,219 in non-cash stock-based compensation and $221 of depreciation and amortization and a $2,807 increase in accounts payable, accrued expenses and other liabilities.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2022 was $139 and was primarily attributable to the purchase of equipment and leasehold improvements.

Net cash used in investing activities for the nine months ended September 30, 2021 was $433 and was primarily attributable to the purchase of equipment and leasehold improvements.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2022 was $96,187 and was primarily attributable to proceeds received from the OFA Facilities.

Net cash provided by financing activities for the nine months ended September 30, 2021 was $102,447 and was attributable to $96,937 in net proceeds from the issuance of common stock in our June 2021 public offering, $4,056 in net proceeds from the sale of common stock under our Sale Agreement in June 2021 and $1,454 in proceeds from the exercise of stock options.

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

We believe that our existing cash and cash equivalents as of September 30, 2022, will be sufficient to enable us to fund operating expenses and capital expenditure requirements for at least the next 12 months from the date of the issuance of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, including funding our ongoing research and development efforts and commercialization preparation. We expect that we will need to obtain substantial additional funding in order to fund our ongoing operations. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interests of our existing stockholders may be materially diluted and the terms of these securities could include liquidation or other preferences that could adversely affect the rights of our existing stockholders. In addition, debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business. If we are unable to raise capital when needed or on attractive terms, we could be forced to significantly delay, scale back or discontinue the development or commercialization of our product candidates, seek collaborators at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available, and relinquish or license, potentially on unfavorable terms, our rights to our product candidates that we otherwise would seek to develop or commercialize ourselves.

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined under SEC rules.

Other Contractual Obligations and Commitments

In February 2022, we signed a distribution agreement with a third-party to distribute product related to BXCL501 in the U.S. The distributor will be paid defined fees for its services under the agreement, which can be terminated by either party for cause. The distribution agreement can also be terminated by us without cause, subject to payment of agreed termination fees.

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

In April 2022, the Company signed a commercial supply agreement that requires minimum annual payments for the first three years of the agreement that in aggregate total $10,000 for the three-year period.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. We have reviewed and determined that those critical accounting policies and estimates remain our critical accounting policies and estimates as of and for the three and nine months ended September 30, 2022. No changes were made to our existing critical accounting policies during the period presented outside of the addition of the Inventory, Debt and Detachable Warrants, Derivative Assets and Liabilities, Accounts Receivable, Revenue Recognition, Concentrations of Credit Risk and Cost of Goods Sold policies. Refer to Note 3, Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements elsewhere in this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Risk. As of September 30, 2022, we had $232,314 of cash and cash equivalents. Our cash and cash equivalents are primarily held in U.S. Government money market funds. We do not participate in any foreign currency hedging activities and have limited exposure to other derivative financial instruments, primarily resulting from the terms and conditions of the OFA Facilities. We did not recognize any significant exchange rate losses during the nine months ended September 30, 2022 and 2021, respectively.

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

Interest Rate Risk. The loans under the Credit Agreement bear interest at a fixed annual rate of 10.25%, payable quarterly, and consequently we do not have material interest rate exposure due to our indebtedness.

Capital Market Risk. We currently do not have substantial product revenues and depend on funds raised through other sources. One source of funding includes future debt or equity offerings. Our ability to raise funds in this manner depends upon, among other things, capital market forces affecting our stock price, and on the state of the capital markets generally.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Financial Position and Need for Additional Capital

We have a limited operating history and have not generated substantial product revenues to date, which may make it difficult to evaluate the success of our business and to assess our future viability.

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

Since our inception, we have incurred significant operating losses. Our net loss was $110.9 million and $80.8 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had stockholders’ equity of $127.0 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We have only had one product candidate approved for marketing in the U.S., none in any other jurisdiction, and may never receive approval beyond the one product approved to date. It could be several years, if ever, before we have a commercialized product that generates significant revenues through sales of IGALMITM or our product candidates, if approved. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

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

We expect that our cash and cash equivalents as of September 30, 2022, along with additional fundings available under the OFA Facilities, will be sufficient to fund our ongoing research and development efforts and commercialization preparation for at least twelve months from the date of the issuance of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. We will be required to expend significant funds to commercialize IGALMITM in the U.S. and advance the development of BXCL501, BXCL701, BXCL502 and our other product candidates. In addition, while we may seek one or more collaborators for future development of our current product candidates or any future product candidates that we may develop for one or more indications, we may not be able to enter into a collaboration for any of our product candidates for such indications on suitable terms, on a timely basis or at all. In any event, the net proceeds of our prior equity offerings and our existing cash will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of our product candidates or our other preclinical programs. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Further financing may not be available to us on acceptable terms, or at all. Additionally, market volatility resulting from the COVID-19 pandemic, adverse macroeconomic conditions, such as high interest or inflation rates, or other factors could also adversely impact our ability to access capital as and when needed. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

Our estimate as to how long we expect our existing cash to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

●	the scope, progress, timing, costs, and results of clinical trials of our product candidates;
●	our ability to enter into and the terms and timing of any collaborations, licensing agreements or other arrangements;
●	the costs, timing and outcome of seeking regulatory approvals;
●	the costs of commercialization activities for IGALMITM and for any of our product candidates that receive marketing approval, to the extent such costs are not the responsibility of any future collaborators, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;
●	our headcount growth and associated costs as we expand our research and development and establish a commercial infrastructure;
●	revenue received from commercial sales of IGALMITM and our current and future product candidates;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims;
●	the number of future product candidates that we pursue and their development requirements;
●	changes in regulatory policies or laws that may affect our operations;
●	changes in physician acceptance or medical society recommendations that may affect commercial efforts;
●	the costs of acquiring potential new product candidates or technology; and

●	the costs of operating as a public company.

We have significant indebtedness and other contractual obligations that could impair our liquidity, restrict our ability to do business and thereby harm our business, results of operations and financial condition. We may not have sufficient cash flow from operations to satisfy our obligations under the OFA Facilities.

As of October 31, 2022, we had aggregate principal indebtedness of $100.4 million outstanding under the OFA Facilities, comprised of $70.4 million under the Credit Agreement, pursuant to which the Lenders agreed to loan us up to an additional $65.0 million in senior secured term loans, and $30.0 million under the RIFA, pursuant to which the Purchasers agreed to fund an additional $90.0 million upon satisfaction of certain conditions. The RIFA requires us to make tiered revenue interest payments on U.S. net sales of IGALMITM and any other future BXCL501 products equal to a royalty ranging from 0.375% to 7.750% of net sales of IGALMITM and any other future BXCL501 products in the U.S., as well as certain additional payments to the Purchasers from time to time, to ensure that the aggregate amount of payments received by the Purchasers under the RIFA are at least equal to certain agreed upon minimum levels as of certain specified dates, subject to terms and conditions set forth in the RIFA.

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

Restrictive covenants in the Credit Agreement and RIFA each place limits on our ability to conduct our business. The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions, subject to certain exceptions, including specific exceptions with respect to product commercialization and development activities. We must also comply with certain financial covenants under the Credit Agreement that require we maintain a minimum cash liquidity amount of $15 million and future revenue thresholds beginning in with the fourth quarter of 2023. The RIFA contains customary representations and warranties and certain restrictions on our ability to incur indebtedness and grant liens on intellectual property related to BXCL501. In addition, the RIFA provides that if certain events occur, including certain bankruptcy events, failure to make payments, a change of control, an out-

license or sale of all of the rights in and to BXCL501 in the U.S., in each case except a permitted licensing transaction (as defined in the RIFA) and, subject to applicable cure periods, material breach of the covenants in the RIFA, OFA, at the direction of the Purchasers, may require us to repurchase certain of the Purchasers’ interests.

Risks Related to the Discovery and Development of Product Candidates

We have limited experience in drug discovery and drug development.

Prior to the acquisition of our product and product candidates, we were not involved in and had no control over their preclinical and clinical development. In addition, we are relying upon the parties we acquired our product candidates from to have conducted research and development in accordance with the applicable protocol, legal, regulatory and scientific standards, accurately reported the results of all clinical trials conducted prior to our acquisition of the applicable product candidate, and correctly collected and interpreted the data from these studies and trials. To the extent any of these activities did not occur, our expected development time and costs could increase, which could adversely affect our prospects for marketing approval of, and receiving any future revenue from, these product candidates.

In the near term, we are dependent on the success of IGALMITM, and three of our product candidates, BXCL501, BXCL701 and BXCL502. If we are unable to complete the clinical development of or obtain marketing approval for our product candidates or successfully commercialize IGALMITM and our other product candidates, either alone or with a collaborator, or if we experience significant delays in doing so, our business could be substantially harmed.

We currently have only one product that has received regulatory approval and may never be able to develop additional marketable product candidates. We are continuing to invest a significant portion of our efforts and financial resources in the commercialization of IGALMITM and development of BXCL701 and BXCL502, as well as our other product candidates. Our prospects are substantially dependent on our ability, or that of any future collaborator, to develop, obtain marketing approval for and successfully commercialize product candidates in one or more disease indications.

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

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. It is not uncommon for companies in the biopharmaceutical industry to suffer significant setbacks in advanced clinical trials due to nonclinical findings made while clinical studies were underway and safety or efficacy observations made in clinical studies, including previously unreported adverse events. Our future clinical trial results may not be successful, and notwithstanding any potential promising results in earlier studies, we cannot be certain that we will not face similar setbacks. The historical failure rate for product candidates in our industry is high. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We obtained regulatory approval for our first product candidate for the acute treatment of agitation associated with schizophrenia or bipolar I or II disorder, which has not yet been successfully commercialized. It is possible that none of our product candidates, or any product candidates we may seek to develop in the future, will ever obtain regulatory approval.

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

We have only submitted one NDA to the FDA and have not submitted any similar marketing applications to comparable foreign authorities, for any product candidate, and we cannot be certain that any of our product candidates currently in development, or any than may be developed in the future, will be successful in clinical trials or receive regulatory approval. Further, our product candidates currently in development, or any than may be developed in the future, may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for additional product candidates, we may not be able to continue our operations. For any regulatory approvals to market one or more of our product candidates, our revenues will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets for patients that we are targeting for IGALMITM or our other product candidates are not as significant as we estimate, we may not generate significant revenues from sales of IGALMITM or such other product candidates, if approved.

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

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. Patient enrollment is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, the size of the patient population required for analysis of the trial’s primary endpoints, our ability to recruit clinical trial investigators with the appropriate competencies and experience, our ability to obtain and maintain patient consents, the risk that patients enrolled in clinical trials will drop out of the trials before completion, and competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. Our ability to enroll patients in our clinical trials has been, and may in the future be, impacted by governmental restrictions and diversion of healthcare resources resulting from the COVID-19 pandemic. Many pharmaceutical companies are conducting clinical trials in patients with the disease indications that our product candidates are designed to target. As a result, we must compete with them for clinical sites, physicians and the limited number of patients who fulfill the stringent requirements for participation in clinical trials. Also, due to the confidential nature of clinical trials, we do not know how many of the eligible patients may be enrolled in competing studies and who are consequently not available to us for our clinical trials. Our clinical trials may be delayed or terminated due to the inability to enroll enough patients. The delay or inability to meet planned patient enrollment may result in increased costs and delay or termination of our trials, which could have a harmful effect on our ability to develop products.

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

Although the FDA has approved IGALMITM for the acute treatment of agitation associated with schizophrenia or bipolar I or II disorder, we will still face extensive and ongoing regulatory requirements and obligations for IGALMITM and for any product candidates for which we obtain approval.

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

Since January 1, 2021, the UK operates under a distinct regulatory regime to the EU. EU pharmaceutical laws only apply in respect of the UK to Northern Ireland (as set out in the Protocol on Ireland/Northern Ireland ). EU laws which have been transposed into UK law through secondary legislation continue to be applicable as “retained EU law”. While the UK has indicated a general intention that new laws regarding the development, manufacture and commercialization of medicinal products in the UK will align closely with EU law, there are limited detailed proposals for future regulation of medicinal products. The trade and cooperation agreement includes specific provisions concerning medicinal products, which include the mutual recognition of cGMP, inspections of manufacturing facilities for medicinal products and cGMP documents issued (such mutual recognition can be rejected by either party in certain circumstances) but does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations. For example, it is not clear to what extent the UK will adopt legislation aligned with, or similar to, the EU CTR which became applicable on January 31, 2022 and which significantly reforms the assessment and supervision processes for clinical trials throughout the EU. On January 17, 2022, the UK Medicines and Healthcare products Regulatory Agency (“MHRA”) launched an eight-week consultation on reframing the UK legislation for clinical trials. The consultation closed on March 14, 2022 and aims to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The outcome of the consultation will be closely watched and will determine whether the UK chooses to align with the regulation or diverge from it to maintain regulatory flexibility. A decision by the UK not to closely align its regulations with the new approach that will be adopted in the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries and/or make it harder to seek a marketing authorization in the EU for our product candidates on the basis of clinical trials conducted in the UK.

Therefore, there remains political and economic uncertainty regarding to what extent the regulation of medicinal products will differ between the UK and the EU in the future. Any divergences will increase the cost and complexity of running our business, including with respect to the conduct of clinical trials. Brexit also materially impacted the regulatory regime with respect to the approval of our product candidates. Great Britain is no longer covered by the EU’s procedures for the grant of marketing authorizations (Northern Ireland is covered by the centralized authorization procedure and can be covered under the decentralized or mutual recognition procedures). As of January 1, 2021, all existing centralized marketing authorizations were automatically converted into UK marketing authorizations effective in Great Britain and issued with a UK marketing authorization number on January 1, 2021 (unless marketing authorization holders opted out of this scheme). A separate marketing authorization is now required to market drugs in Great Britain. It is currently unclear whether the regulator in the UK, the MHRA, is sufficiently prepared to handle the increased volume of marketing authorization applications that it is likely to receive. Any delay in obtaining, or an inability to obtain, any regulatory approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in Great Britain and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in Great Britain for our product candidates, which could significantly and materially harm our business. The UK’s withdrawal from the EU and the associated uncertainty has had and may continue to have a significant adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Asset valuations, currency exchange rates and credit ratings may be especially subject to increased market volatility. Any of these factors could have a significant adverse effect on our business, financial condition, results of operations and prospects.

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

In the U.S., we are subject to various federal and state healthcare “fraud and abuse” laws, including anti- kickback laws, false claims laws and other laws intended to reduce fraud and abuse in federal and state healthcare programs, which could affect us, and our ability to successfully commercialize our products in the U.S. We may have to comply with similar laws and regulations outside the U.S. These laws include:

●	the federal Anti-Kickback Statute makes it illegal for any person, including a prescription drug manufacturer (or a party acting on its behalf), to knowingly and willfully solicit, receive, offer or pay any remuneration that is intended to induce the referral of business, including the purchase, order or prescription of a particular drug for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. A person or entity does not need to have actual knowledge of this statute or specific intent to violate it to have committed a violation;
●	false claims laws prohibit anyone from knowingly and willfully presenting or causing to be presented for payment to third-party payers, including government payers, claims for reimbursed drugs or services that are false or fraudulent, claims for items or services that were not provided as claimed, or claims for medically unnecessary items or services. Cases have been brought under false claims laws alleging that off-label promotion of pharmaceutical products or the provision of kickbacks has resulted in the submission of false claims to governmental healthcare programs. In addition, the government may assert that a claim, including items or services resulting from a violation of the federal Anti-Kickback Statute, constitutes a false or fraudulent claim for purposes of the false claims laws. Further, private individuals have the ability to bring actions on behalf of the government under the federal False Claims Act;
●	the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) prohibits persons or entities from knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payers, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti- Kickback Statute, a person or entity does not need to have actual knowledge of these statutes or specific intent to violate them to have committed a violation;
●	federal civil monetary penalties laws, which impose civil fines for, among other things, the offering or transfer of remuneration to a Medicare or state healthcare program beneficiary if the person knows, or should know, it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state healthcare program, unless an exception applies;
●	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
●	the federal physician sunshine requirements under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (“ACA”), which requires certain manufacturers of drugs, devices, biologics, and medical supplies to report annually to the U.S. Centers for Medicare & Medicaid Services (“CMS”) information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiologist assistants, and certified nurse midwives), and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members;
●	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws

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

Significant uncertainty exists as to the coverage and reimbursement status of IGALMITM or any product candidate for which we obtain regulatory approval. In the U.S. and other countries, sales of IGALMITM and any other products for which we receive regulatory approval for commercial sale will depend in part on the availability of coverage and reimbursement from third-party payors. Third-party payors include government health administrative authorities, managed care providers, private health insurers and other organizations.

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

For example, in the U.S., the ACA has substantially changed the way healthcare is financed by both government health plans and private insurers, and significantly impacts the pharmaceutical industry. For example, the ACA imposed a non-deductible excise tax on pharmaceutical manufacturers or importers that sell branded prescription drugs to government programs. In addition, as part of the ACA’s provisions closing a funding gap that existed in the Medicare Part D prescription drug program, manufacturers are required to provide a discount on branded prescription drugs for drugs provided to certain beneficiaries who fall within the “donut hole.” Similarly, the ACA increased the level of Medicaid rebates payable by manufacturers of brand-name drugs from 15.1% to 23.1% of the average manufacturer price and required collection of rebates for drugs paid by Medicaid managed care organizations. The ACA also included changes to the Public Health Service’s 340B drug pricing program (the “340B program”) including expansion of the list of eligible covered entities that may purchase drugs under the program.

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

In addition, other legislative changes have been proposed and adopted in the U.S. since the ACA was enacted. These changes include the Budget Control Act of 2011, which resulted in aggregate reductions of Medicare payments to providers, which went into effect on April 1, 2013, and, due to subsequent legislative amendments to the statute, will remain in effect through 2031, unless additional Congressional action is taken. Furthermore, the American Taxpayer Relief Act of 2012, further reduced Medicare payments to several types of providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. More recently, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, beginning January 1, 2024.

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

Most significantly, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated, and while the impact of the IRA on the pharmaceutical industry and our business cannot yet be fully determined, it is likely to be significant. Members of Congress and the Biden Administration have indicated they will continue to pursue further legislative or administrative measures to control prescription drug costs. We cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, any of which could adversely affect our business, results of operations and financial condition.

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

It is likely that federal and state legislatures within the U.S. and foreign governments will continue to consider changes to existing healthcare legislation. We cannot predict the reform initiatives that may be adopted in the future or whether initiatives that have been adopted will be repealed or modified. The continuing efforts of governments, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may adversely affect the demand for IGALMITM and any other drug products for which we may obtain regulatory approval, our ability to set a price that we believe is fair for our products, our ability to obtain adequate coverage and reimbursement approval for a product, our ability to generate revenues and achieve or maintain profitability, and the level of taxes that we are required to pay.

If we fail to comply with reporting and payment obligations under the Medicaid Drug Rebate Program or other governmental pricing programs in the United States, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, results of operations and financial condition.

We participate in the Medicaid Drug Rebate Program (“MDRP”) and other federal and state government pricing programs in the U.S., and we may participate in additional government pricing programs in the future. These programs generally require manufacturers to pay rebates or otherwise provide discounts to government payors in connection with drugs that are dispensed to beneficiaries of these programs. As a condition of having federal funds being made available for covered outpatient drugs under Medicaid and Medicare Part B, a manufacturer must enroll in the MDRP. Under this program, we must pay a rebate to state Medicaid programs for each unit of our covered outpatient drug dispensed to a Medicaid beneficiary and paid for by a state Medicaid program. Medicaid drug rebates are based on pricing data that we must report on a monthly and quarterly basis to CMS. For the MDRP, this data includes the average manufacturer price (“AMP”) for each drug and, in the case of an innovator product, like IGALMITM, the best price (“BP”). If we become aware that our MDRP price reporting submission for a prior period was incorrect or has changed as a result of recalculation of the pricing data, we must resubmit the corrected data for up to three years after the data originally was due. In addition, there is increased focus by the Office of Inspector General within the U.S. Department of Health and Human Services on the methodologies used by manufacturers to calculate AMP, and BP, to assess manufacturer compliance with MDRP reporting requirements. Further, under the IRA, AMP figures we report will also be used to calculate a rebate on Medicare Part D utilization, triggered by price increases that outpace inflation. If we fail to provide information timely or are found to have knowingly submitted false information to the government, we may be subject to civil monetary penalties and other sanctions, including termination from the MDRP, which would result in payment not being available for our covered outpatient drugs under Medicaid or, if applicable, Medicare Part B. Failure to make necessary disclosures and/or to identify overpayments could result in allegations against us under the Federal False Claims Act and other laws and regulations.

Federal law requires that a manufacturer that participates in the MDRP also participate in the 340B program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B, and we participate in the 340B program. The 340B program is administered by the Health Resources and Services Administration (“HRSA”) and requires us to charge statutorily defined covered entities no more than the 340B program “ceiling price” for its covered outpatient drugs used in an outpatient setting. These 340B program covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients. The 340B program ceiling price is calculated using a statutory formula, which is based on the AMP and rebate amount for the covered outpatient drug as calculated under the MDRP. In general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B program ceiling price calculation and discount requirement. We must report 340B program ceiling prices to HRSA on a quarterly basis, and HRSA publishes them to 340B program covered entities. HRSA has finalized regulations regarding the calculation of the 340B program ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities for 340B program eligible drugs. HRSA has also finalized an administrative dispute resolution process through which 340B program covered entities may pursue claims against participating manufacturers for overcharges, and through which manufacturers may pursue claims against 340B program covered entities for engaging in unlawful diversion or duplicate discounting of 340B program drugs. In addition, legislation may be introduced that, if passed, would further expand the 340B program, such as adding further covered entities or requiring participating manufacturers to agree to provide 340B program discounted pricing on drugs used in an inpatient setting.

In order to be eligible to have drug products paid for with federal funds under Medicaid and Medicare Part B and purchased by certain federal agencies and grantees, we also must participate in the U.S. Department of Veterans Affairs (“VA”) Federal Supply Schedule (“FSS”) pricing program. Under the VA/FSS program, we must report the Non-Federal Average Manufacturer Price (“Non-FAMP”) for our covered drugs to the VA and charge certain federal agencies no more than the Federal Ceiling Price, which is calculated based on Non-FAMP using a statutory formula. These four agencies are the VA, the U.S. Department of Defense, the U.S. Coast Guard, and the U.S. Public Health Service (including the Indian Health Service). We must also pay rebates on products purchased by military personnel and dependents through the TRICARE retail pharmacy program. If we fail to provide timely information or are found to have knowingly submitted false information, we may be subject to civil monetary penalties.

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

Pricing and rebate calculations are complex, vary among products and programs, and are often subject to interpretation by manufacturers, governmental or regulatory agencies, and the courts. The terms, scope and complexity of these government pricing programs change frequently, as do interpretations of applicable requirements for pricing and rebate calculations. Responding to current and future changes may increase our costs and the complexity of compliance will be time consuming. Any required refunds to the U.S. government or responding to a government investigation or enforcement action would be expensive and time consuming and could have a material adverse effect on our business, results of operations and financial condition. Price recalculations under the MDRP also may affect the ceiling price at which we may be required to offer products under the 340B program. Civil monetary penalties can be applied if we are found to have knowingly submitted any false price or product information to the government, if we fail to submit required price data on a timely basis, or if we are found to have charged 340B program covered entities more than the statutorily mandated ceiling price. In the event that CMS were to terminate our Medicaid rebate agreement, pursuant to which we participate in the MDRP, no federal payments would be available under Medicaid or Medicare for our covered outpatient drugs. We cannot assure you that submissions we make will not be found to be incomplete or incorrect.

Risks Related to Our Relationship with BioXcel LLC

BioXcel LLC has significant influence over the direction of our business, and the concentrated ownership of our common stock will prevent you and other stockholders from influencing significant decisions.

As of September 30, 2022, BioXcel LLC owned approximately 30% of the economic interest and voting power of our outstanding common stock. Drs. Vimal Mehta and Krishnan Nandabalan are the co-founders and serve as senior executives and members of the board of BioXcel LLC. See “The management of and beneficial ownership in BioXcel LLC by our executive officers and our directors may create, or may create the appearance of, conflicts of interest.” below. Even though BioXcel LLC controls less than a majority of the voting power of our outstanding common stock, it may influence the outcome of such corporate actions so long as it owns a significant portion of our common stock.

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

The management of and beneficial ownership in BioXcel LLC by our executive officers and our directors may create, or may create the appearance of, conflicts of interest. For example, our Chief Executive Officer and a director on our Board, Vimal Mehta, Ph.D., and our Chief Digital Officer and a director on our Board, Krishnan Nandabalan, Ph.D., are managers of BioXcel LLC, as well as directors, officers and stockholders of BioXcel LLC, BTI’s former parent company. Additionally, as of September 30, 2022, Dr. Mehta and Dr. Nandabalan, through their beneficial ownership of BioXcel LLC, owned approximately 33% and 32%, respectively of the Company. Management and ownership by our executive officers and directors in BioXcel LLC, creates, or, may create the appearance of, conflicts of interest when these individuals are faced with decisions that could have different implications for BioXcel LLC than the decisions have for us, including decisions that relate to our Services Agreement, Contribution Agreement, as well as potential agreements relating to future product candidates and AI-related services or collaborations. Any perceived conflicts of interest resulting from investors questioning the independence of our management or the integrity of corporate governance procedures may materially affect our stock price.

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

We entered into a commercial supply agreement with ARx, LLC (“ARx”) pursuant to which ARx agreed to exclusively manufacture and supply us with all of our worldwide demand of thin film formulation of Dex to be used for the commercial supply of IGALMITM and for ongoing clinical trials of our product candidate BXCL501, subject to certain alternative supply provisions. If ARx is unable to produce our supply of Dex, our business would be harmed because there can be no assurance that we will be able to identify or enter into agreements with alternative suppliers on a timely basis on acceptable terms, if at all. An interruption in our ability to sell our products to customers could occur if we encounter delays or difficulties in securing Dex, or if the quality supplied does not meet our specifications, or if we cannot then obtain an acceptable substitute. If any of these events occur, our business and operating results could be harmed. Our specified minimum annual payment could adversely affect our cash flows, such as in times when we have sufficient inventory and would otherwise be able to use our cash for other purposes.

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

The COVID-19 pandemic and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services has fallen. We have taken steps to protect our workforce and have instituted a return-to-the-office policy that we continue to evaluate.

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

As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the U.S., HIPAA imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. In addition, the California Consumer Privacy Act (“CCPA”) went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and in other states in the U.S. Further, the California Privacy Rights Act (“CPRA”) passed in California, which will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

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

As of October 31, 2022, our patent portfolio included four Patent Cooperation Treaty (“PCT”) applications, 18 U.S. utility applications, two issued U.S. utility patents, six U.S. provisional patent applications, 122 pending non-U.S. applications, 15 allowed or granted non-U.S. patents (including four in Japan), one design patent application, which is a U.S. design application, and 34 allowed or registered design patents (including two in Japan). We cannot be certain that any future patents will issue with claims that cover our product candidates. Our ability to stop third parties from making, using, selling, offering to sell or importing our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities.

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

As of September 30, 2022, our directors, executive officers and BioXcel LLC, and their respective affiliates, beneficially owned approximately 37% of our outstanding shares of common stock. As a result, these stockholders, acting together, would have significant control over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have significant control over the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

As a publicly traded company we have incurred and will continue to incur significant legal, accounting and other expenses. The obligations of being a public company in the U.S. require significant expenditures and place significant demands on our management and other personnel, including costs resulting from public company reporting obligations under the Exchange Act and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the listing requirements of the stock exchange on which our securities are listed. These rules require the establishment and maintenance of effective disclosure and financial controls and procedures, internal control over financial reporting and changes in corporate governance practices, among many other complex rules that are often difficult to implement, monitor and maintain compliance with. Moreover, despite reforms made possible by the JOBS Act, the reporting requirements, rules, and regulations will make some activities more time-consuming and costly, particularly after we are no longer an “emerging growth company.” In addition, we expect these and similar rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain such insurance. Our continued compliance with applicable requirements and to keep pace with new regulations requires management and other personnel to devote a substantial amount of their time, otherwise we may fall out of compliance and risk becoming subject to litigation or being delisted, among other potential problems.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation, as amended.	10-Q	001-38410	3.1	8/10/2021

3.2	Amended and Restated Bylaws.	8-K	001-38410	3.2	3/13/2018

10.1	OnkosXcel Therapeutics LLC and OnkosXcel Employee Holdings LLC Management Incentive Plan.	8-K	001-38410	10.1	8/19/2022

10.2	Form of Profits Interest Award Agreement under the Management Incentive Plan.	8-K	001-38410	10.2	8/19/2022

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	Inline XBRL Instance Document					*
- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					*
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BioXcel Therapeutics, Inc.

Dated: November 14, 2022	By:
/s/ Vimal Mehta
Vimal Mehta
Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2022	By:
/s/ Richard Steinhart
Richard Steinhart
Chief Financial Officer
(Principal Financial Officer)