Form 10-K/A
period 2022-12-31
BioXcel Therapeutics, Inc.
filed 2023-05-01
CIK 1720893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $250,888,981 (based upon the closing sale price of the registrant’s common stock reported on the Nasdaq Capital Market on that date). This calculation excludes shares held by the registrant’s current directors and executive officers and stockholders that the registrant has concluded are affiliates of the registrant.

There were 29,009,536 shares of our common stock outstanding at March 13, 2023.

Auditor Name	Auditor Location	Auditor Firm ID
Ernst & Young LLP	Stamford, Connecticut	42

EXPLANATORY NOTE

On March 16, 2023, BioXcel Therapeutics, Inc. filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (“Original Form 10-K”). The Original Form 10-K omitted portions of Part III, Items 10 (Directors, Executive Officers and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence), and 14 (Principal Accountant Fees and Services) in reliance on General Instruction G(3) to Form 10-K, which provides that such information may be either incorporated by reference from the registrant’s definitive proxy statement or included in an amendment to Form 10-K, in either case filed with the Securities and Exchange Commission (“SEC”) not later than 120 days after the end of the fiscal year.

We no longer expect that the definitive proxy statement for our 2023 annual meeting of stockholders will be filed within 120 days of December 31, 2022. Accordingly, this Amendment No. 1 to Form 10-K (“Amendment”) is being filed solely to:

•	amend and restate Part III, Items 10, 11, 12, 13, and 14 of the Original Form 10-K to include the information required by such Items;

•	delete the reference on the cover of the Original Form 10-K to the incorporation by reference of portions of our proxy statement into Part III of the Original Form 10-K; and

•	file new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

This Amendment does not otherwise change or update any of the disclosures set forth in the Original Form 10-K and does not otherwise reflect any events occurring after the filing of the Original Form 10-K. Accordingly, the Amendment should be read in conjunction with the Original Form 10-K and the Company’s filings made with the SEC subsequent to the filing of the Original Form 10-K. Capitalized terms used herein and not otherwise defined are defined as set forth in the Original Form 10-K.

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

TABLE OF CONTENTS

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

The following information with respect to our Board of Directors (the “Board”) is presented as of May 1, 2023:

Peter Mueller, Ph.D., 67, has served as a director of the Company since April 2017 and Chairman of the Board since August 2017. With over 30 years of global pharma and biotech experience, Dr. Mueller is currently the President of the Mueller Health Foundation, a private foundation tackling globally lethal infectious diseases such as tuberculosis by addressing latency and the ever-growing challenges of antimicrobial resistance. From 2014 to 2016, he was President of R&D and Chief Scientific Officer of Axcella Health, a biotechnology company. From 2003 to 2014, Dr. Mueller served as Executive Vice President Global Research and Development & Chief Scientific Officer for Vertex Pharmaceuticals, Incorporated, a biotechnology company. He was involved in the development of Incivek (2011), Kalydeco (2012), and Orkambi (2014). Prior to his tenure at Vertex, he served as Senior Vice President, Research and Development, for Boehringer Ingelheim Pharmaceuticals, Inc. overseeing global research programs (immunology, inflammation, cardiovascular diseases and gene therapy) and the development of all drug candidates of the company’s worldwide portfolio in North and South America, Canada and Japan, beginning in 1997. He was involved in the development of Spiriva, Combivent, Atrovent and Viramune. Dr. Mueller received both an undergraduate degree and a Ph.D. in Chemistry at the Albert Einstein University of Ulm, Germany, where he also holds a Professorship in Theoretical Organic Chemistry. He completed fellowships in Quantum Pharmacology at Oxford University and in Biophysics at Rochester University. He is a member of various scientific and political societies and currently serves on the Board of the US-India Chamber of Commerce Biotech. He also services as chairman of the Scientific Advisory Board of BioXcel LLC and is an advisor to the University of Iowa Center for Bioanalysis and Bioprocessing.

June Bray, 69, has served as a director of the Company since March 2021. She previously served as Senior Vice President, Global Regulatory Affairs and Medical Writing of Allergan, Inc., a pharmaceutical company, from 2008 to 2020, where she was in charge of global regulatory strategies for development projects and lifecycle management for all therapeutic areas. From 2006 to 2008, Ms. Bray was Vice President, Regulatory Affairs at Organon & Co. (prior to its merger with Merck & Co.), where she led departments responsible for regulatory activities for development and marketed products and, from 1980 to 2006, Ms. Bray served in various capacities at Berlex Laboratories, Inc., most recently as Vice President, Global Regulatory Affairs for Specialized Therapeutics/Oncology, a position she held from 2003 to 2006. Ms. Bray has served on the Board of Quince Therapeutics, Inc. since June 2022. Ms. Bray holds an M.B.A. from Fairleigh Dickinson University and a B.S. from the University of Rhode Island.

Sandeep Laumas, M.D., 55, has served as a director of the Company since September 2017. Since June 2020, Dr. Laumas has served as Chief Business Officer and Chief Financial Officer of Instil Bio Inc. He served as a Director of BioXcel Corporation from May 2013 to August 2017. Dr. Laumas served as a director of 9 Meters BioPharma, Inc. (formerly Innovate Biopharmaceuticals Inc.), a biopharma company, from January 2014 to June 2021, including serving as the Executive Chairman from 2014 to April 2020, and as its Chief Executive Officer from February 2019 to April 2020. Dr. Laumas has served as a director of Unicycive Therapeutics Inc. since 2018. He began his career at Goldman Sachs & Co. in New York in the Investment Banking Division. Dr. Laumas then joined Balyasny Asset Management in New York and later moved to North Sound Capital as a Managing Director responsible for global healthcare investments. He has been investing in healthcare via investment vehicles, Bearing Circle Capital. Dr. Laumas has served as a director of Parkway Holdings Ltd. (IHH Healthcare) and SRL Ltd. Dr. Laumas received his A.B. in Chemistry from Cornell University in 1990, M.D. from Albany Medical College in 1995 with a research gap year at the Dana- Farber Cancer Institute and completed his medical internship in 1996 from the Yale University School of Medicine.

Vimal Mehta, Ph.D., 62, co-founded the Company and has served as a member of our Board since April 2017 and as our Chief Executive Officer and President since May 2017. Dr. Mehta also served as our Corporate Secretary from May 2017 to February 2021. He is also the co-founder of BioXcel Corporation (now BioXcel LLC) and, following its inception in 2005 until March 2023, served as its Chairman of the Board and Chief Executive Officer. Dr. Mehta holds a Ph.D. in Chemistry from the University of Delhi, India and completed a Post-Doctoral Fellowship in Chemistry at the University of Montpellier, France. During the length of his career, Dr. Mehta has garnered a deep understanding of the biopharma and healthcare ecosystem and has been actively involved in diverse global value generating initiatives encompassing corporate strategy and planning, global business development, and corporate fundraising.

Michael Miller, 66, has served as a director of the Company since June 2022. He has served as an advisor to several biopharmaceutical companies, including Concarlo Therapeutics since June 2022 and Rigel Pharmaceuticals, Inc. since January 2022. Prior to that, he served as Executive Vice President, Commercial of Jazz Pharmaceuticals plc from March 2014 to August 2020. Since May 2018, Mr. Miller has served on the Board of Puma Biotechnology Inc., where he also serves on the Compensation Committee. Mr. Miller received his B.S. from the University of San Francisco and his M.B.A. from San Francisco State University.

Krishnan Nandabalan, Ph.D, 60,. co-founded the Company and has served as a member of our Board since May 2017. Dr. Nandabalan served as a consultant to the Company in the capacity of Chief Digital Officer from January 2020 to August 2022. He is also the co-founder of BioXcel Corporation (now BioXcel LLC) and, following its inception in 2005, has served as its President, Secretary and Chief Scientific Officer and as a member of its board of directors. Dr. Nandabalan has also served as Chief Executive Officer and a director of InveniAI LLC, a wholly owned subsidiary of BioXcel LLC, since May 2017 and as Chief Executive Officer and a director of Invea Therapeutics, Inc. since October 2021. Dr. Nandabalan holds a B.Sc. and M.Sc. in agricultural science from Tamil Nadu Agricultural University and a Ph.D. in biochemistry and molecular biology from Indian Institute of Science.

Michal Votruba, M.D., 57, has served as a director of the Company since March 2019. Since 2013, Dr. Votruba has been a Director of the Gradus/RSJ Life Sciences Fund, the largest dedicated fund in Central Europe with a portfolio of companies in Europe and the United States. Dr. Votruba served as a director of Mynd Analytics, Inc., a telebehavioral health services company, from July 2015 to 2019, and served as a director of Telemynd, Inc., successor to Mynd Analytics, since 2019. Since 2010, he has served as a member of the board of PrimeCell Therapeutics as the Director of Global Business Development overseeing the expansion of the largest regenerative medicine company operating in Central Europe. In 2009, the Czech Academy of Sciences solicited Dr. Votruba’s expertise for the first successful privatization project of the Institute of Experimental Medicine in Prague: the newly created protocol established a precedent for future privatization projects in the Czech Republic. Dr. Votruba earned his M.D. from the Medical Faculty of Charles University in Prague in 1989. Shortly thereafter, he emigrated from Czechoslovakia and developed his professional career in Canada and the USA. Since 2005, Dr. Votruba combined his theoretical and clinical experience in the field of Competitive Intelligence serving the global pharmaceutical industry for eight years as an industry analyst advising senior leaders of companies including Amgen, Novartis, Eli Lilly, Allergan, EMD, Serono and Sanofi.

The following information with respect to our executive officers is presented as of May 1, 2023:

See above for Vimal Mehta’s biography.

Richard I. Steinhart, 66, has served as our Senior Vice President and Chief Financial Officer since March 2018. From October 2017 to March 2018, Mr. Steinhart served as our Vice President and Chief Financial Officer. From October 2015 to June 2017, he was Vice President and CFO at Remedy Pharmaceuticals, Inc. From January 2014 to September 2015 Mr. Steinhart worked as a financial and strategic consultant to the biotechnology and medical device industries. From April 2006 through December 2013, Mr. Steinhart was employed by MELA Sciences, Inc., as their Vice President, Finance and Chief Financial Officer, Treasurer and Secretary from April 2006 to April 2012 and as Sr. Vice President, Finance and Chief Financial Officer from April 2012 to December 2013. From May 1992 until joining MELA Sciences, Mr. Steinhart was a Managing Director of Forest Street Capital/SAE Ventures, a boutique investment banking, venture capital, and management consulting firm focused on healthcare and technology companies. Prior to Forest Street Capital/SAE Ventures, he was Vice President and Chief Financial Officer of Emisphere Technologies, Inc. Mr. Steinhart’s other experience includes seven years at CW Group, Inc., a venture capital firm focused on medical technology and biopharmaceutical companies, where he was a General Partner and Chief Financial Officer. Mr. Steinhart is a member of the Board of Directors of Actinium Pharmaceuticals, Inc., a position he assumed in November 2013, and Atossa Genetics, Inc., where he began his service in March 2014. Mr. Steinhart serves as the Chairman of the Audit Committee at Actinium Pharmaceuticals, where he also sits on the Corporate Governance Committees. Mr. Steinhart serves as the Chairman of Atossa Genetics Audit Committee and is a member of its Audit Committee and Compensation Committee. He holds B.B.A. and M.B.A. degrees from Pace University and is a Certified Public Accountant (inactive).

Matthew Wiley, 51, has served as our Senior Vice President and Chief Commercial Officer since January 2022. Mr. Wiley has over 25 years of sales, marketing, and strategy experience across multiple specialty product launches. Prior to joining the Company, Mr. Wiley served as Chief Commercial Officer at VYNE Therapeutics, Inc., a therapeutics pharmaceutical company seeking to treat immuno-inflammatory conditions, from November 2018 to September 2021, where he oversaw all the commercial buildout and objectives related to the launch of the company’s first two approved dermatology products, AMZEEQ® and ZILXI®. Prior to that, he served as Vice President and Business Unit Lead for Jazz Pharmaceuticals, Inc., a global biopharmaceutical company, from 2012 to 2018 where he led the go-to-market strategy and marketing team for SUNOSI™, for narcolepsy and sleep apnea, and developed the successful growth strategy for XYREM™, for narcolepsy, which achieved $1.4 billion in net revenue during his final year. He also served as Vice President of Marketing at Azur Pharma, a specialty pharmaceutical company with a focus in central nervous system disorders, from 2007 to 2012, supporting the company from initiation of U.S. operations through its acquisition by Jazz Pharmaceuticals. Mr. Wiley holds a B.A. from Syracuse University in English.

Frank D. Yocca, Ph.D., 67, has served as our Senior Vice President and Chief Scientific Officer since March 2018. From June 2017 to March 2018, Dr. Yocca served as our Vice President and Chief Scientific Officer. From April 2015 to April 2017, he was Senior Vice President, CNS R&D of BioXcel. From 2005 to 2015, Dr. Yocca held multiple leadership roles at AstraZeneca plc, including Vice President, Strategy and Externalization, Neuroscience Virtual Innovative Medicine Unit (iMed) (2011-2015), Vice President and Head, Strategy Unit, CNS and Pain Innovative Medicine Unit (iMed) (2010 to 2011) and Vice President and Head, CNS Pain Discovery (2005 to 2010). Prior to this, he was Executive Director at the Bristol Myers Squibb Pharmaceutical Research Institute from 1984 to 2004 where he served concurrent leadership responsibilities within the Neuroscience Clinical Group for Early and Late Clinical Development Studies. Prior to this, Dr. Yocca served as Executive Director, Neuroscience Discovery from 1997 to 2003, where he was a collaborator in the development and implementation of corporate strategic plans and leader for the Neuroscience Biology Department in the discovery of psychiatry and Alzheimer’s clinical candidates. He was a core member of the Abilify Product Development and Commercialization Team from 1999 to 2002 and a core member of the Early and Late Discovery and Development Teams from 1984 to 2001. Dr. Yocca holds a B.S. in biochemistry from Manhattan College and an M.S. in pharmacology and a Ph.D. in neuropharmacology from St. John’s University.

Vincent J. O’Neill, M.D., 54, has served as our Senior Vice President and Chief Medical Officer since March 2018. From July 2017 to March 2018, Dr. O’Neill served as our Vice President and Chief Medical Officer. He served as the Chief Medical Officer of Mirna Therapeutics, Inc. from April 2016 to May 2017. From June 2014 to May 2016, he served as the Chief Medical Officer of Exosome Diagnostics, Inc., a diagnostics company. From 2012 to 2014, Dr. O’Neill was global head of Personalized of Medicine and Companion Diagnostics at Sanofi S.A., a pharmaceutical company. From 2009 to 2012, Dr. O’Neill served as Group Director at Genentech, Inc. where he was involved in the expanded approval of products such as Avastin and Tarceva. From 2006 to 2009, Dr. O’Neill served as Director, Discovery Medicine at GlaxoSmithkline plc. Dr. O’Neill holds an M.D., MBChd and M.Sc. in Pathology from the University of Glasgow, UK.

Javier Rodriguez, 51, has served as our Senior Vice President and Chief Legal Officer and Corporate Secretary since January 2021. Javier has over 20 years of extensive strategic and legal experience within the biopharmaceutical industry and has broad leadership experience managing legal, compliance, corporate governance, intellectual property, data privacy, and government affairs professionals. Prior to joining BioXcel Therapeutics, he was Chief Legal Officer at Indivior PLC (LSE: INDV), a global pharmaceuticals company with operations in over 40 countries, from December 2014 to December 2020, where he oversaw all legal affairs, data privacy compliance, and corporate governance matters. Before taking on his role at Indivior, Javier was General Counsel at Reckitt Benckiser Pharmaceuticals Inc. where he played a key leadership role in negotiating and successfully effectuating the demerger and spin-off of the organization in 2014, which included closing a $750 million secured term loan and $50 million revolving credit facility to fund on-going operations of the demerged entity. Earlier in his career, Javier held roles of increasing responsibility at Reckitt Benckiser LLC, Bayer Healthcare Pharmaceuticals, Inc. and Berlex, Inc. He began his legal career in 2000 as a litigation associate at Thelen Reid & Priest, LLP in New York City. He holds a B.S. in Civil Engineering from Rutgers University, a M.S.E. in Structural Engineering from the University of Michigan and a J.D. from the University of Pennsylvania.

Corporate Governance

Audit Committee

We have a separately-designated standing audit committee whose current members are Peter Mueller, Sandeep Laumas, Michael Miller and Michal Votruba, with Dr. Laumas serving as chair. All members of our audit committee meet the requirements for financial literacy under the applicable Nasdaq rules and regulations. Our Board of Directors has affirmatively determined that each member of our audit committee qualifies as “independent” under Nasdaq’s additional standards applicable to audit committee members and Rule 10A-3 of the Exchange Act of 1934, as amended (the “Exchange Act”) applicable to audit committee members. In addition, our Board of Directors has determined that Dr. Laumas qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy of our Code of Business Conduct and Ethics is available under the “Governance—Governance Documents” section of the Investors page of our website located at www.bioxceltherapeutics.com, or by writing to our Corporate Secretary at our offices at 555 Long Wharf Drive, New Haven, CT 06511. We intend to make any required disclosures regarding amendments to, or waivers of, provisions of our Code of Conduct on our website rather than by filing a Current Report on Form 8-K.

Item 11.	Executive Compensation

EXECUTIVE COMPENSATION

The following is a discussion of the compensation arrangements of our named executive officers (“NEOs”). As an “emerging growth company” as defined in the JOBS Act, we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to emerging growth companies.

Our NEOs include our principal executive officer and our two most highly compensated executive officers, other than our principal executive officer, for the fiscal year ended December 31, 2022. These NEOs and their positions are:

•	Vimal Mehta, Ph.D., our Chief Executive Officer and President;

•	Javier Rodriguez, our Senior Vice President, Chief Legal Officer and Secretary; and

•	Matthew Wiley, our Senior Vice President and Chief Commercial Officer.

Summary Compensation Table

The following table shows information regarding the compensation of our NEOs for the years presented.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	Non Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Vimal Mehta, Ph.D	2022	944,436	150,000	800,592	1,994,080	654,662	15,425	4,559,195
Chief Executive Officer	2021	916,701	—	—	7,964,625	483,052	7,800	9,372,177
Javier Rodriguez	2022	403,650	50,000	181,439	398,219	177,606	7,625	1,218,539
Senior VP and Chief Legal Officer	2021	334,028	—	—	1,543,898	136,500	—	2,014,426
Matthew Wiley	2022	402,500	—	—	1,307,572	210,000	7,625	1,927,697
SVP and Chief Commercial Officer

(1)	The amounts reported reflect a one-time bonus paid to each of Dr. Mehta and Mr. Rodriguez in recognition of the successful completion of a strategic financing for BTAI during 2022.

(2)	The amounts reported represent the grant date fair value of restricted stock units and stock options granted to our NEOs as computed in accordance with Accounting Standards Codification 718, Compensation — Stock Compensation (ASC 718). Note that the amounts reported in these columns reflect the accounting cost for these awards and do not correspond to the actual economic value that may be received by our NEOs from the awards. We provided information regarding the assumptions used to calculate the value of the restricted stock units and stock option awards in Note 11 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.

(3)	The amounts reported represent annual cash bonuses earned for 2022 and paid in 2023. For additional information, see “2022 Annual Bonuses” below.

(4)	The amounts reported for 2022 represent reimbursement for healthcare benefits for Dr. Mehta ($7,800) and 401(k) matching contributions ($7,625) for each named executive officer.

Narrative to Summary Compensation Table

2022 Salaries

Our NEOs receive a base salary to compensate them for services rendered to the Company. The base salary payable to each NEO is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. The base salaries of our NEOs are reviewed from time to time and adjusted when our Board or compensation committee determines an adjustment is appropriate. In early 2022, the Board increased the base salaries of Dr. Mehta and Mr. Rodriguez to $944,436 and $403,650, respectively, in connection with annual merit increases for all employees. Mr. Wiley’s annual base salary for 2022 of $420,000 was negotiated in connection with his commencing employment in January 2022.

2022 Annual Bonuses

We offer our NEOs the opportunity to earn annual cash bonuses to compensate them for attaining company and individual performance goals. Each NEO’s target bonus opportunity is expressed as a percentage of annual base salary. The 2022 annual bonuses for Dr. Mehta, Mr. Rodriguez and Mr. Wiley were targeted at 55%, 40% and 40% of their respective base salaries.

The performance goals for annual bonuses are reviewed and approved annually by the compensation committee. For 2022, our NEOs were eligible to earn annual bonuses based on the achievement of certain company performance goals, which generally related to clinical trial performance, and completing certain financial and operational objectives, as well as an assessment of individual performance. In March 2023, the Board approved the 2022 annual bonuses for the NEOs following an assessment of the NEOs’ individual performance and the Company’s achievement against company performance goals. The actual annual cash bonuses awarded to each NEO for 2022 performance are set forth above in the Summary Compensation Table in the column entitled “Non-Equity Incentive Plan Compensation.”

Equity Compensation

During 2022, we awarded stock options and restricted stock units to our NEOs as the long-term incentive component of our executive compensation program. We typically grant equity awards at such times as our Board determines appropriate. The following table sets forth the equity awards granted to our NEOs during 2022.

	2022 Equity Awards Granted (#)
Name	Options	RSUs
Vimal Mehta, Ph.D	167,000	56,750
Javier Rodriguez	33,350	13,337
Matthew Wiley	85,000	—

The options were granted with exercise prices equal to the fair market value of our common stock on the date of grant. The stock options and restricted stock units generally vest over four years with 25% of the shares subject to the award vesting on the first anniversary of the date of grant and the remaining 75% of the shares subject to the award vesting, with respect to options, in substantially equal monthly installments over the following thirty-six months, and with respect to restricted stock units, in substantially equal quarterly installments over the following 12 quarters, subject, in each case, to the holder’s continued service through the applicable vesting date; provided that 15,000 restricted stock units granted to Dr. Mehta and 5,000 restricted stock units granted to Mr. Rodriguez in 2022 vest on the first anniversary of the date of grant.

Refer to the “Outstanding Equity Awards at Year End” table below for additional information regarding the equity awards we granted to our NEOs during 2022.

Other Elements of Compensation

Our NEOs are eligible to participate in our employee benefit plans and programs, which generally include medical, dental and vision benefits, and life, short-term, and long-term disability insurance to the same extent as our other full-time employees generally, subject to the terms and eligibility requirements of those plans. During 2022, we reimbursed Dr. Mehta for his healthcare premium payments.

We maintain a 401(k) defined contribution plan (the “401(k) Plan”), for the benefit of our employees who satisfy certain eligibility requirements. Our NEOs are eligible to participate in the 401(k) Plan on the same terms as other full-time employees. In 2022, we matched employee contributions to the 401(k) Plan up to 50% of the first 5% of eligible compensation.

The amounts paid pursuant to these arrangements are set forth in the Summary Compensation Table in the column entitled “All Other Compensation.”

Outstanding Equity Awards at Year End

The following table sets forth all outstanding equity awards held by each of the NEOs as of December 31, 2022.

		Option Awards				Stock Awards
Name	Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units that Have Not Vested ($)(1)
Vimal Mehta, Ph.D	08/23/2017	414,000	—	0.41	08/23/2027	—		—
	05/23/2019	187,700	—	10.04	05/23/2029	—		—
	05/26/2020(2)	161,458	88,542	45.99	05/26/2030	—		—
	03/25/2021(2)	109,374	140,626	41.17	03/25/2031	—		—
	03/14/2022(3)	—	167,000	15.31	03/14/2032	—		—
	03/14/2022	—	—	—	—	41,750	(4)	$896,790
	05/12/2022	—	—	—	—	15,000	(5)	$322,200
Javier Rodriguez	02/22/2021(2)	14,666	17,334	54.90	02/22/2031	—		—
	08/16/2021(2)	3,333	6,667	23.84	08/16/2031	—		—
	03/14/2022(3)	—	33,350	15.31	03/14/2032	—		—
	03/14/2022	—	—	—	—	8,337	(4)	$179,079
	05/12/2022	—	—	—	—	5,000	(5)	$107,400
Matthew Wiley	01/17/2022(3)	—	85,000	18.00	01/17/2032	—		—

(1)	The amounts shown are based on the closing price of our common stock on December 30, 2022 of $21.48 per share.

(2)	The unvested portion of the option vests in substantially equal monthly installments until the fourth anniversary of the vesting commencement date.

(3)	The option vests as to 25% of the shares on the first anniversary of the vesting commencement date and in substantially equal monthly installments thereafter until the fourth anniversary of the vesting commencement date.

(4)	The RSUs vest as to 25% of the shares on the first anniversary of the vesting commencement date and in substantially equal quarterly installments thereafter until the fourth anniversary of the vesting commencement date.

(5)	The RSUs vest on the first anniversary of the vesting commencement date.

Employment Arrangements

We have entered into employment agreements with each of our NEOs that set forth the terms and conditions of each executive’s employment with us. Each employment agreement establishes an annual base salary and target bonus opportunity for each NEO. The amounts in effect during 2022 are described above under the headings “2022 Salaries” and “2022 Annual Bonuses.” The NEOs are eligible to participate in our employee benefit plans and programs for which the NEO is eligible, subject to the terms and conditions of such plans and programs.

During 2022, in the event that an NEO was terminated by us without cause, or by the executive for good reason, subject to the NEO’s timely execution and non-revocation of a release of claims in our favor, the executive would have been eligible to receive (i) a pro-rated portion of the executive’s annual bonus for the year of termination; (ii) base salary continuation for 24 months for Dr. Mehta, 6 months for Mr. Rodriguez or 9 months for Mr. Wiley; and (iii) reimbursement for COBRA premium payments for the applicable severance period. In addition, Dr. Mehta would be entitled to vesting of 50% of any unvested equity awards held by him immediately prior to his termination. The Company must provide an NEO 30 days’ notice in the event we terminate such NEO without cause.

The employment agreements also provide that, in the event an NEO’s employment is terminated by us without cause or by the NEO for good reason, in either case, within 6 months prior to or 12 months after a change in control, then, subject to the NEO’s timely execution and non-revocation of a release of claims in our favor, the NEO will be entitled to a lump sum payment equal to 6 months of base salary (or 24 months of base salary for Dr. Mehta), which payment is in addition to the severance payments and benefits described above.

The employment agreements generally define “cause” as, subject to certain notice and cure rights, the NEO’s (i) material breach or material default of the employment agreement or any other agreement between us and the NEO, or repeated failure to follow the direction of the Company or our Board, as applicable; (ii) gross negligence, willful misfeasance or breach of fiduciary duty to us or our affiliates; (iii) commission of an act or omission involving fraud, embezzlement, misappropriation or dishonesty in connection with NEO’s duties to us or our affiliates, or, for Mr. Rodriguez or Mr. Wiley, that is otherwise likely to be materially injurious to the business or reputation of the Company or our affiliates; or (iv) conviction of, indictment for, or pleading guilty or nolo contendere to, any felony or other crime involving fraud or moral turpitude.

The employment agreements generally define “good reason” as, subject to certain notice and cure rights, the occurrence of any of the following (without the NEO’s express written consent): (i) a significant reduction of the NEO’s duties, position or responsibilities, or the removal of the NEO from such position, duties or responsibilities; (ii) for Dr. Mehta and Mr. Rodriguez only, the relocation of the NEO by more than 25 miles; or (iii) any action or inaction that constitutes a material breach by us or any of our successors of its obligations to the NEO under the employment agreement (or for Dr. Mehta, any other agreement between us and Dr. Mehta).

The employment agreements also contain covenants prohibiting the NEOs from competing with us or soliciting our suppliers, employees or customers during employment and for a period of one year following termination.

DIRECTOR COMPENSATION

The non-employee members of our Board are eligible to receive compensation for their service on our Board. During 2022, our Board approved certain updates to our director compensation program based on an analysis provided by Radford, the company’s independent compensation consultant, comparing our director compensation levels to those of our peers. Under our director compensation program, during 2022 each non-employee director was eligible to receive an option to purchase 30,000 shares of common stock upon such director’s initial election or appointment to the Board. Additionally, each non-employee directors who has been serving as a non-employee director for at least six months as of the date of any annual meeting of stockholders and will continue to serve as a non-employee director immediately following such meeting, was eligible to receive an option to purchase 17,000 shares of common stock on the date of such annual meeting. The options granted to our non-employee directors have an exercise price equal to the fair market value of our common stock on the date of grant and expire not later than ten years after the date of grant. The stock options granted upon a director’s initial election or appointment vest in three substantially equal annual installments following the date of grant. The stock options granted annually to directors vest in a single installment on the earlier of the day before the next annual meeting or the first anniversary of the date of grant. In addition, all unvested stock options vest in full upon the occurrence of a change in control.

In addition, our non-employee directors were eligible to receive cash retainers for service on our Board and committees of our Board during 2022 as set forth in the table below.

Position	Amount
Base Board Fee	$60,000
Chair of Board or Lead Independent Director	$35,000
Chair of Audit Committee	$20,000
Chair of Compensation Committee	$15,000
Chair of Nominating and Corporate Governance Committee	$10,000
Member of Audit Committee (non-Chair)	$10,000
Member of Compensation Committee (non-Chair)	$7,500
Member of Nominating and Corporate Governance Committee (non-Chair)	$5,000

Director fees under the program are payable in arrears in four equal quarterly installments not later than the fifteenth day following the final day of each calendar quarter, provided that the amount of each payment will be prorated for any portion of a quarter that a director is not serving on our board.

We also reimburse all of our non-employee directors for all reasonable and customary business expenses in accordance with company policy.

Director Compensation Table

The following table sets forth information for the year ended December 31, 2022 regarding the compensation awarded to, earned by or paid to our non-employee directors:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)		All Other Compensation ($)	Totals ($)
Peter Mueller, Ph.D.	120,840	174,327	(2)	—	295,167
Sandeep Laumas, M.D.	90,289	174,327	(3)	—	264,616
Krishnan Nandabalan, Ph.D.(7)		—		$100,000	$100,000
Michal Votruba, M.D.	68,421	174,327	(4)	—	242,748
June Bray	64,368	174,327	(5)	—	238,695
Michael Miller	19,194	336,057	(6)	—	355,251

(1)	The amounts reported represent the grant date fair value of stock options granted to our non-employee directors as computed in accordance with ASC 718. Note that the amounts reported in this column reflect the accounting cost for these stock options and do not correspond to the actual economic value that may be received by the recipients from the options. We provide information regarding the assumptions used to calculate the value of the option awards in Note 11 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.

(2)	As of December 31, 2022, Dr. Mueller held options to purchase an aggregate of 232,597 shares of our common stock, of which 215,597 shares of common stock were exercisable.

(3)	As of December 31, 2022, Dr. Laumas held options to purchase an aggregate of 190,388 shares of our common stock, of which 173,388 shares of common stock were exercisable.

(4)	As of December 31, 2022, Dr. Votruba held options to purchase an aggregate of 66,200 shares of our common stock, of which 49,200 shares of common stock were exercisable.

(5)	As of December 31, 2022, Ms. Bray held options to purchase an aggregate of 46,167 shares of our common stock, of which 12,499 shares of common stock were exercisable.

(6)	Mr. Miller joined the board in June 2022. As of December 31, 2022, Mr. Miller held options to purchase an aggregate of 30,000 shares of our common stock, of which no shares of common stock were exercisable.

(7)	Dr. Nandabalan serves as President and Chief Scientific Officer of BioXcel Corporation and did not receive compensation for his service on our board during 2022. Until August 31, 2022, Dr. Nandabalan served as a consultant to the Company in the capacity of Chief Digital Officer and amounts shown in the table above represent cash fees earned by Dr. Nandabalan for his service to the Company in such role. See “Certain Transactions with Related Persons - Consulting Arrangements with BioXcel LLC Employees” below for additional information. As of December 31, 2022, Dr. Nandabalan held options to purchase 423,688 shares of our common stock, of which 423,688 shares of common stock were exercisable.

Compensation Committee Interlocks and Insider Participation

During the 2022 fiscal year, the members of our compensation committee were Drs. Laumas and Mueller, neither of whom was, during the fiscal year, an officer or employee of the Company and neither of whom was formerly an officer of the Company. During 2022, none of our executive officers served as a member of the board of directors or compensation committee (or other committee performing equivalent functions) of any entity that had one or more executive officers serving on our Board or compensation committee.

During the fiscal year ended December 31, 2022, no other relationships required to be disclosed by the rules of the SEC existed aside from those identified herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information relating to the beneficial ownership of our common stock as of April 27, 2023 by:

•	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our outstanding shares of common stock;

•	each of our directors;

•	each of our named executive officers for 2022; and

•	all directors and executive officers as a group.

The number of shares beneficially owned by each stockholder is determined under rules issued by the SEC. Under these rules, a person is deemed to be a “beneficial” owner of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. Except as indicated in the footnotes below, we believe, based on the information furnished to us, that the individuals and entities named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them, subject to any applicable community property laws.

The percentage of shares beneficially owned is computed on the basis of 29,159,638 shares of our common stock outstanding as of April 27, 2023. Shares of our common stock that a person has the right to acquire within 60 days of April 27, 2023  are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group. Unless otherwise indicated below, the address for each beneficial owner listed is c/o 555 Long Wharf Drive, New Haven, CT 06511.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Holders of more than 5%:
BioXcel LLC(1)	8,546,750	29.3%
FMR LLC(2)	4,203,436	14.4%
Adage Capital Advisors, L.L.C.(3)	1,548,591	5.3%
Named executive officers and directors:
Vimal Mehta, Ph.D.(4)	962,722	3.2%
Javier Rodriguez(5)	40,325	*
Matthew Wiley(6)	30,104	*
June Bray(7)	37,832	*
Sandeep Laumas, M.D.(8)	190,388	*
Michael Miller(9)	—	—
Peter Mueller, Ph.D.(10)	465,194	1.6%
Krishnan Nandabalan, Ph.D.(1) (11)	8,850,438	30.0%
Michal Votruba, M.D.(12)	250,575	*
All executive officers and directors as a group:
(12 individuals)(13)	11,258,330	35.8%

*	Represents less than 1%.

(1)	Based on a Schedule 13G/A filed with the SEC on April 4, 2023 and information known to us, BioXcel LLC and BioXcel Holdings, Inc. have shared voting power and shared dispositive power over 8,547,750 shares of our common stock. Dr. Mehta and affiliated trusts are significant stockholders of BioXcel Holdings, Inc. Dr. Nandabalan and affiliated trusts are significant stockholders of BioXcel Holdings, Inc. Dr. Nandabalan also is a manager and officer of BioXcel LLC, and a director, officer and stockholder of BioXcel Holdings, Inc. BioXcel LLC is majority owned and controlled by BioXcel Holdings, Inc. As such, Dr. Nandabalan may be deemed to beneficially own the shares held of record by BioXcel LLC. The address of BioXcel LLC and BioXcel Holdings, Inc. is 2614 Boston Post Road Suite 33B, Guilford, CT 06437.

(2)	Based solely on a Schedule 13G/A filed with the SEC on February 9, 2023, FMR LLC beneficially owns 4,203,436 shares of our common stock, including sole voting power over 1,772,374 shares and sole dispositive power over 4,203,436 shares; Abigail P. Johnson has sole dispositive power over 4,203,436 shares and Fidelity Growth Company Fund has sole voting power over 1,772,374 shares. The address for FMR LLC, Abigail P. Johnson and Fidelity Growth Company Fund is 245 Summer Street, Boston, Massachusetts 02210.

(3)	Based solely on a Schedule 13G filed with the SEC on February 2, 2023, Adage Capital Partners, L.P. beneficially owns 1,548,591 shares of our common stock. Adage Capital Partners GP, L.L.C., Adage Capital Advisors, L.L.C, Richard Atchinson and Phillip Gross each have shared voting power and shared dispositive power over 1,548,591 shares of our common stock. The address for Adage Capital Partners, L.P., Adage Capital Partners GP, L.L.C., Adage Capital Advisors, L.L.C., Robert Atchinson and Phillip Gross is 200 Clarendon Street, Boston, Massachusetts 02116.

(4)

Represents for Dr. Mehta: (i) 17,894 shares of common stock (of which 2,000 shares are owned jointly with Dr. Mehta’s spouse); (ii) options to purchase 927,219 shares of our common stock that can be exercised within 60 days of April 27, 2023 and (iii) 17,609 RSUs that vest within 60 days of April 27, 2023.

(5)	Represents for Mr. Rodriguez: (i) 1,134 shares of common stock, (ii) options to purchase 33,670 shares of our common stock that can be exercised within 60 days of April 27, 2023 and (iii) 5,521 RSUs that vest within 60 days of April 27, 2023.

(6)	Represents for Mr. Wiley options to purchase 30,104 shares of our common stock that can be exercised within 60 days of April 27, 2023.

(7)	Represents for Ms. Bray options to purchase 37,832 shares of our common stock that can be exercised within 60 days of April 27, 2023.

(8)	Represents for Dr. Laumas options to purchase 190,388 shares of our common stock that can be exercised within 60 days of April 27, 2023.

(9)	Mr. Miller does not beneficially own any shares of our common stock.

(10)	Includes for Dr. Mueller 90,000 shares of our common stock held by the Peter Mueller 2018 Irrevocable Family Trust, as to which Dr. Mueller serves as trustee, and options to purchase 232,597 shares of our common stock that can be exercised within 60 days of April 27, 2023.

(11)	In addition to shares described in footnote (1), includes for Dr. Nandabalan options to purchase 303,688 shares of our common stock that can be exercised within 60 days of April 27, 2023.

(12)	Includes 184,375 shares of our common stock held by RSJ Investments SICAV a.s. (“RSJ/Gradus”) and over which Dr. Votruba, an asset manager at RSJ/Gradus, has voting and/or dispositive power. Also includes options to purchase 66,200 shares of our common stock that can be exercised within 60 days of April 27, 2023, which options Dr. Votruba was granted in respect of his service on our Board but as to which he assigned to RSJ/Gradus pursuant to the policies of RSJ/Gradus regarding stock ownership by employees.

(13)	Includes (i) options to purchase 2,233,652 shares of our common stock that can be exercised within 60 days of April 27, 2023 and (ii) 29,693 RSUs that vest within 60 days of April 27, 2023.

Equity Compensation Plan Information

The following table provides certain information with respect to the Company’s equity compensation plans in effect as of December 31, 2022:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(4) (c)
Equity compensation plans approved by security holders(1)	5,001,351	(2)	$17.23	(3)	1,223,219
Equity compensation plans not approved by security holders	—		—		—
TOTAL	5,001,351		$17.23		1,223,219

(1)	Consists of the BioXcel Therapeutics, Inc. 2017 Incentive Award Plan (the “2017 Plan”), the BioXcel Therapeutics, Inc. 2020 Incentive Award Plan (the “2020 Plan”) and the BioXcel Therapeutics, Inc. 2020 Employee Stock Purchase Plan (the “2020 ESPP”).

(2)	Includes 2,260,621 outstanding options to purchase shares under the 2017 Plan, 119,268 restricted stock units and 2,621,462 outstanding options to purchase shares under the 2020 Plan.

(3)	As of December 31, 2022, the weighted-average exercise price of outstanding options under the 2017 Plan was $3.62 and the weighted-average exercise price of outstanding options under the 2020 Plan was $28.98. The weighted average exercise price of outstanding awards does not take into account the shares issuable upon vesting of outstanding restricted stock units which have no exercise price.

(4)	Includes 599,244 shares available for future issuance under the 2020 Plan and 623,975 shares available for issuance under the 2020 ESPP. Following the effective date of the 2020 Plan, we ceased making grants under the 2017 Plan. To the extent outstanding awards under the 2017 Plan are forfeited or lapse unexercised, the shares of common stock subject to such awards will be available for issuance under the 2020 Plan. The 2020 Plan provides for an annual increase to the number of shares available for issuance thereunder on the first day of each calendar year beginning on January 1, 2021 and ending on and including January 1, 2030, by an amount equal to the lesser of (i) 4% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by our board of directors (but no more than 10,000,000 shares may be issued upon the exercise of incentive stock options). The 2020 ESPP provides for an annual increase to the number of shares available for issuance thereunder on the first day of each calendar year beginning on January 1, 2021 and ending on and including January 1, 2030, by an amount equal to the lesser of (i) 1% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as is determined by our board of directors, provided that no more than 500,000 shares of our common stock may be issued under the component of the 2020 ESPP that is intended to qualified under Section 423 of the Code.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Policies and Procedures on Transactions with Related Persons

Our Board of Directors recognizes that transactions with related persons present a heightened risk of conflicts of interests and/or improper valuation (or the perception thereof). Our Board has adopted a written policy on transactions with related persons, which requires that our audit committee approve or ratify related person transactions required to be disclosed pursuant to Item 404(a). Item 404 of Regulation S-K requires disclosure, subject to certain exceptions, of transactions in which we were or are to be a participant and the amount involved exceeds $120,000 (or such other amount is applicable while we remain a smaller reporting company) and in which any “related person” as defined under Item 404(a) of Regulation S-K had or will have a direct or indirect material interest. It is our policy that directors interested in a related person transaction will recuse themselves from any vote on a related person transaction in which they have an interest and that no director may participate in the approval of a related person transaction for which he or she is a “related person.” Each of the transactions described below entered into following the adoption of our related person transaction policy was approved in accordance with such policy.

BioXcel LLC

BioXcel LLC owned approximately 29.3% of the shares of our outstanding common stock as of April 27, 2023. BioXcel LLC is the successor in interest to BioXcel Corporation, our former parent. BioXcel LLC is majority owned and controlled by BioXcel Holdings, Inc. Vimal Mehta and affiliated trusts are significant stockholders of BioXcel Holdings, Inc. and was previously a member of the board of managers and an officer of BioXcel LLC and a director and officer of BioXcel Holdings, Inc. Dr. Nandabalan and affiliated trusts are significant stockholders of BioXcel Holdings, Inc. Dr. Nandabalan is also a manager and officer of BioXcel LLC, and a director, officer and stockholder of BioXcel Holdings, Inc.

Amended and Restated Asset Contribution Agreement with BioXcel LLC

We entered into an asset contribution agreement, effective June 30, 2017, with BioXcel LLC (formerly BioXcel Corporation), as amended and restated on November 7, 2017 (the “Contribution Agreement”), pursuant to which BioXcel LLC contributed to us, and we acquired from BioXcel LLC, all of BioXcel LLC’s rights, title and interest in and to BXCL501, BXCL701, BXCL502 and BXCL702 (collectively, the “Candidates”) and all of the assets and liabilities associated with the Candidates, in consideration for (i) 9,480,000 shares of our common stock, (ii) $1 million upon completion of our initial public offering (“IPO”), (iii) $500,000 upon the later of the 12 month anniversary of our IPO and the first dosing of a patient in the bridging bioavailability/bioequivalence study for the BXCL501 program, (iv) $500,000 upon the later of the 12 month anniversary of our IPO and the first dosing of a patient in the Phase 2 Proof of Concept open label monotherapy or combination trial with Keytruda for the BXCL701 program and (v) a one-time payment of $5 million within 60 days after the achievement of $50 million in cumulative net sales of any product or combination of products resulting from the development and commercialization of any one of the Candidates or a product derived therefrom. There were no such payments during the years ended December 31, 2021 or 2022 pursuant to such provisions in the Contribution Agreement.

In addition, pursuant to the Contribution Agreement, BioXcel LLC granted us a first right to negotiate exclusive rights to any additional product candidates in the fields of neuroscience and immuno-oncology (the “Option Field”) that BioXcel LLC may identify on its own, excluding the Candidates, and not in connection with BioXcel LLC’s provision of services to us under the Services Agreement as defined and described below. This first right to negotiate an exclusivity period expired on March 12, 2023.

Amended and Restated Separation and Shared Services Agreement

We entered into a separation and shared services agreement, dated June 30, 2017, or the Effective Date, with BioXcel LLC (formerly BioXcel Corporation), as amended and restated thereafter (the “Services Agreement”), pursuant to which services provided by BioXcel LLC through its subsidiaries in India and the United States will continue indefinitely, as agreed upon by the parties. These services are primarily for drug discovery, chemical, manufacturing and controls cost and general and administrative support. Service charges recorded under this agreement were $1.4 million for the years ended December 31, 2022 and 2021, respectively.

Under the Services Agreement, the Company has an option, exercisable through December 31, 2024, to enter into a collaborative services agreement with BioXcel LLC pursuant to which BioXcel LLC shall perform product identification and related services for us utilizing EvolverAI. The Company has agreed to pay BioXcel LLC $18 per month, prorated for any partial month, as applicable, for the period beginning March 13, 2023 and ending December 31, 2024 as consideration for the option. The parties are obligated to negotiate the collaborative services agreement in good faith and to incorporate reasonable market-based terms, including consideration for BioXcel LLC reflecting a low, single-digit royalty on net sales and reasonable development and commercialization milestone payments, provided that (i) development milestones shall not exceed $10 million in the aggregate and not be payable prior to proof of concept in humans and (ii) commercialization milestones shall be based on reaching annual net sales levels, be limited to 3% of the applicable net sales level, and not exceed $30 million in the aggregate. BioXcel LLC shall continue to make such product identification and related services available to us for at least until September 30, 2024.

Trademark License Agreement

On April 19, 2022, we entered into the BioXcel Trademark License Agreement, pursuant to which BioXcel LLC granted us a royalty-free license to use the BIOXCEL trademark in connection with marketing, promoting and selling any products and services in the field of neuroscience, for which the Company paid BioXcel LLC a one-time fee of $135,000.

Consulting Arrangements with BioXcel LLC Employees

From January 2020 to August 31, 2022, Krishnan Nandabalan, Ph.D., a director on our Board, was engaged as a consultant in the capacity of Chief Digital Officer. In connection with this service, Dr. Nandabalan was granted an option to purchase 15,000 shares of our common stock having a value of approximately $142,800. In addition, in accordance with the Amended Services Agreement, the Company pays BioXcel LLC, where Dr. Nandabalan serves as President, monthly compensation of $12,500 in an annual aggregate amount not to exceed $150,000 as consideration under the Services Agreement for Dr. Nandabalan’s services as Chief Digital Officer, the full amount of which was paid for the years ended December 31, 2021. In the year ended December 31, 2022, Dr. Nandabalan was paid $100,000 for his services as Chief Digital Officer.

InveniAI

InveniAI, a wholly owned subsidiary of BioXcel LLC, has agreed to provide certain research and development services to the Company in connection with our product candidates up to a maximum aggregate amount of $300,000, $150,000 of which was paid in the year ended December 31, 2021.

Director and Officer Indemnification and Insurance

We have agreed to indemnify each of our directors and executive officers against certain liabilities, costs and expenses, and have purchased directors’ and officers’ liability insurance.

Director Independence

Under our Corporate Governance Guidelines and Nasdaq rules, a director is independent if he or she does not have a material or other disqualifying relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities as a director. In addition, the director must meet the bright-line tests for independence set forth by the Nasdaq rules.

Our Board has undertaken a review of its composition, the composition of its committees and the independence of our directors and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board of Directors has determined that none of Ms. Bray, Mr. Miller or Drs. Laumas, Mueller or Votruba, representing five of our seven directors, has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors qualifies as “independent” as that term is defined under the Nasdaq rules. In making these determinations, our Board of Directors considered the relationships that each non-employee director has with us and all other facts and circumstances our Board of Directors deemed relevant in determining their independence, including the director’s beneficial ownership of our common stock and the relationships of our non-employee directors with certain of our significant stockholders.

In addition, our Board of Directors has affirmatively determined that each member of our Audit Committee qualifies as “independent” under Nasdaq’s additional standards applicable to audit committee members and Rule 10A-3 of the Exchange Act applicable to audit committee members. Our Board has also determined that each member of our Compensation Committee qualifies as “independent” under Nasdaq’s additional standards applicable to compensation committee members and is a “non-employee director” as defined in Section 16b-3 of the Exchange Act.

Item 14.	Principal Accounting Fees and Services

Audit, Audit-Related, Tax and All Other Fees

The table below sets forth the aggregate fees billed to us for services related to the fiscal year ended December 31, 2022 and 2021 by Ernst & Young LLP.

	Year Ended December 31,
	2022	2021
Audit Fees(1)	$1,569,000	$484,480
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
TOTAL	$1,569,000	$484,480

(1)	Audit fees consisted of audit services performed in connection with the audit of the Company’s consolidated financial statements, the reviews of the Company’s interim condensed consolidated financial statements, and related services that are normally provided in connection with registration statements. Included in the 2022 and 2021 audit fees are $170,000 and $130,000, respectively, billed in connection with our follow-on offerings. 2022 audit fees also include fees related to the audit and review of the registration statements of the Company’s subsidiary, OnkosXcel Therapeutics LLC, of $904,200.

Pre-Approval Policies and Procedures

Consistent with SEC policies and guidelines regarding audit independence, the Audit Committee is responsible for the pre-approval of all audit and permissible non-audit services provided by our independent registered public accounting firm on a case-by-case basis. Our Audit Committee has established a policy regarding approval of all audit and permissible non-audit services provided by our principal accountants. No non-audit services were performed by our independent registered public accounting firm during the years ended December 31, 2022 and 2021. Our Audit Committee pre-approves these services by category and service. Our Audit Committee pre-approved all of the above-described services.

Item 15.	Exhibits, Financial Statement Schedules

Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

104	Cover Page Interactive Data File (cover page XBRL tags are embedded within the Inline XBRL document.)					*

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 1, 2023	BIOXCEL THERAPEUTICS, INC.

	By:	/s/ Vimal Mehta
Vimal Mehta, Ph.D.
Chief Executive Officer
(Principal Executive Officer)