Form 10-Q
period 2023-03-31
BioXcel Therapeutics, Inc.
filed 2023-05-09
CIK 1720893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding at May 3, 2023 was 29,159,638.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “anticipate,” “believe,” “can,” “continue,” “could,” “designed,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements use these words or expressions. All statements contained in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements, including, without limitation, statements regarding:

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

These forward-looking statements are based on management’s current expectations. These statements are neither promises nor guarantees, but involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, those listed under “Summary Risk Factors,” Part II, Item 1A. “Risk Factors,” and Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q. These and other important factors discussed under the caption “Risk Factors” in our other filings with the Securities and Exchange Commission (“SEC”) could cause actual results to differ materially from those indicated by the forward-looking statements made in this filing. Given these uncertainties, you should not rely on these forward-looking statements as predictions of future events. While we may elect to update forward-looking statements at some point in the future, we disclaim any obligation to do so, even if subsequent events cause our views to change.

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

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

●	We have a limited operating history and have not generated substantial product revenues to date, which may make it difficult to evaluate the success of our business to date and to assess our future viability.
●	We have incurred significant operating losses since inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future and may never achieve or maintain profitability.
●	We will need substantial additional funding, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.
●	We have significant indebtedness and other contractual obligations that could impair our liquidity, restrict our ability to do business and thereby harm our business, results of operations and financial condition. We may not have sufficient cash flow from operations to satisfy our obligations under our financing facilities.
●	We have limited experience in drug discovery and drug development.
●	In the near term, we are dependent on the success of IGALMI, and three of our product candidates, BXCL501, BXCL502, BXCL701 and BXCL702. If we are unable to complete the clinical development of or obtain marketing approval for our product candidates or successfully commercialize IGALMI or our product candidates, either alone or with a collaborator, or if we experience significant delays in doing so, our business could be substantially harmed.
●	Interim “top-line” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
●	The regulatory approval processes of the United States (“U.S.”) Food and Drug Administration (“FDA”), and comparable foreign authorities are lengthy, time consuming, expensive and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.
●	Clinical trials are expensive, time-consuming and difficult to design and implement, and involve an uncertain outcome.
●	We depend on enrollment of patients in our clinical trials to continue development of our product candidates. If we are unable to enroll patients in our clinical trials, our research and development efforts could be adversely affected.
●	Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval.
●	BioXcel LLC’s approach to the discovery and development of product candidates based on EvolverAI, its proprietary pharmaceutical discovery and development engine, is novel and unproven, and we do not know whether we will be able to develop any products of commercial value. Furthermore, EvolverAI could be disrupted due to a rapidly evolving artificial intelligence (“AI”) environment requiring us to in parallel develop an internal alternate AI engine.
●	If we are required by the FDA or similar regulatory authorities to obtain approval (or clearance, or certification) of a companion diagnostic device in connection with approval of one of our product candidates, and we do not obtain or face delays in obtaining approval (or clearance, or certification) of a companion diagnostic device, we will not be able to commercialize the product candidate and our ability to generate revenue will be materially impaired.
●	Regulators may limit our ability to develop or implement our proprietary AI algorithms and/or may eliminate or restrict the confidentiality of our proprietary technology, which could have an adverse effect on our business, results of operations, and financial condition.
●	Although the FDA approved IGALMI for the acute treatment of agitation associated with schizophrenia or bipolar I or II disorder, we still face extensive and ongoing regulatory requirements and obligations for IGALMI and for any product candidates for which we obtain approval.
●	The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses.
●	If our products do not gain market acceptance or if we fail to accurately forecast demand or manage our inventories, our business will suffer because we might not be able to fund future operations.
●	If we are unable to develop satisfactory sales and marketing capabilities, we may not succeed in commercializing IGALMI or any product candidate for which we may obtain regulatory approval.
●	Although we obtained FDA approval for IGALMI, our products and product candidates may not be accepted by physicians or the medical community in general.
●	We continue to depend on BioXcel LLC to provide us with certain services for our business. Our business could be adversely affected if BioXcel LLC is unable to provide such services or there is a disruption in its provision of such services.
●	BioXcel LLC has significant influence over the direction of our business, and the concentrated ownership of our common stock will prevent you and other stockholders from influencing significant decisions.
●	We operate in a highly competitive and rapidly changing industry.
●	We are substantially dependent on third parties for the manufacture of our clinical supplies of our product candidates, and our commercial supplies of IGALMI, and we intend to rely on third parties to produce commercial supplies of any other approved product candidate. Therefore, our development of our products could be stopped or delayed, and our commercialization of any future product could be stopped or delayed or made less profitable if third-party manufacturers fail to obtain approval of the FDA or comparable regulatory authorities or fail to provide us with drug product in sufficient quantities or at acceptable prices.
●	Data breaches or cyber-attacks could disrupt our business, operations and information technology systems, and financial results, or result in the loss or exposure of confidential or sensitive Company information.
●	We face risks associated with the increased scrutiny relating to environmental, social and governance matters.
●	We depend on our senior management team, and the loss of one or more of our executive officers or key employees or an inability to attract and retain highly skilled employees could adversely affect our business.
●	It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection. If our patent position does not adequately protect our product candidates, others could compete against us more directly, which would harm our business, possibly materially.

TRADEMARKS, TRADE NAMES AND SERVICE MARKS

This Quarterly Report includes our trademarks, trade names and service marks, including, without limitation, “IGALMI” and our logo, which are our property and are protected under applicable intellectual property laws. Solely for convenience, trademarks, trade names and service marks may appear in this Quarterly Report without the ®, TM and SM symbols, but such references are not intended to indicate, in any way, that we or the applicable owner forgo or will not assert, to the fullest extent permitted under applicable law, our rights or the rights of any applicable licensors to these trademarks, trade names and service marks. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply a relationship with, or endorsement or sponsorship of us by, these other parties.

INDUSTRY AND OTHER DATA

Unless otherwise indicated, information contained in this Quarterly Report concerning our industry and the markets in which we operate, including our general expectations, market position and market opportunity, is based on our management’s estimates and research, as well as industry and general publications and research, surveys and studies conducted by third parties. We believe the information from these third-party publications, research, surveys and studies included in this Quarterly Report is reliable. Management’s estimates are derived from publicly available information, their knowledge of our industry and their assumptions based on such information and knowledge, which we believe to be reasonable. This data involves a number of assumptions and limitations which are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in this Quarterly Report under “Forward-Looking Statements” and Part II, Item 1A “Risk Factors.” These and other factors could cause our future performance to differ materially from our assumptions and estimates.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIOXCEL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share amounts)

	March 31,
	2023	December 31,
	(unaudited)	2022
ASSETS
Current assets
Cash and cash equivalents	$165,521	$193,725
Accounts receivable, net	283	248
Inventory	1,952	1,985
Prepaid expenses	4,506	3,067
Other current assets	5,006	3,843
Total current assets	$177,268	$202,868
Property and equipment, net	1,004	1,084
Operating lease right-of-use assets	906	976
Other assets	925	925
Total assets	$180,103	$205,853

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$7,742	$10,228
Accrued expenses	17,065	18,669
Due to related parties	380	422
Accrued interest	3,088	3,175
Other current liabilities	484	404
Total current liabilities	$28,759	$32,898
Long-term portion of operating lease liabilities	703	786
Derivative liabilities	2,574	2,343
Long-term debt	95,062	93,051
Total liabilities	$127,098	$129,078

Commitments and contingencies (Note 15)
Stockholders' equity
Preferred stock, $0.001 par value, 10,000 shares authorized; no shares issued and outstanding as of March 31, 2023 and December 31, 2022	$—	$—
Common stock, $0.001 par value, 100,000 shares authorized as of March 31, 2023 and December 31, 2022; 29,100 and 28,147 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	29	28
Additional paid-in-capital	517,317	488,292
Accumulated deficit	(464,341)	(411,545)
Total stockholders' equity	$53,005	$76,775
Total liabilities and stockholders' equity	$180,103	$205,853

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOXCEL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2023	2022

Revenues
Product revenue, net	$206	$—

Operating expenses
Cost of goods sold	$9	$—
Research and development	27,800	18,559
Selling, general and administrative	23,595	12,921
Total operating expenses	$51,404	$31,480
Loss from operations	$(51,198)	$(31,480)
Other expense (income)
Interest expense	3,367	7
Interest income	(2,015)	(15)
Other expense, net	246	—
Net loss	$(52,796)	$(31,472)
Basic and diluted net loss per share attributable to common stockholders	$(1.84)	$(1.12)
Weighted average shares outstanding - basic and diluted	28,616	27,980

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOXCEL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(amounts in thousands)

(unaudited)

			Additional
	Common stock		paid-in-	Accumulated
	Shares	Amount	capital	deficit	Total
Balance as of December 31, 2021	27,980	$28	$467,427	$(245,788)	$221,667
Stock-based compensation	—	—	3,825	—	3,825
Net loss	—	—	—	(31,472)	(31,472)
Balance as of March 31, 2022	27,980	$28	$471,252	$(277,260)	$194,020

			Additional
	Common stock		paid-in-	Accumulated
	Shares	Amount	capital	deficit	Total
Balance as of December 31, 2022	28,147	$28	$488,292	$(411,545)	$76,775
Issuance of common shares, net of offering costs	756	1	23,917	—	23,918
Stock-based compensation	—	—	4,877	—	4,877
Exercise of stock options	173	—	258	—	258
Vesting of restricted stock units, net of employee tax obligations	24	—	(27)	—	(27)
Net loss	—	—	—	(52,796)	(52,796)
Balance as of March 31, 2023	29,100	$29	$517,317	$(464,341)	$53,005

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOXCEL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three months ended March 31,
	2023	2022
OPERATING CASH FLOW ACTIVITIES:
Net loss	$(52,796)	$(31,472)
Reconciliation of net loss to net cash used in operating activities
Depreciation	80	77
Accretion of debt discount and amortization of financing costs	333	—
Change in fair value of derivative liabilities	231	—
Stock-based compensation expense	4,877	3,825
Payable-in-kind interest on Credit Agreement	398	—
Operating lease right-of-use assets	70	66
Changes in operating assets and liabilities
Accounts receivable	(35)	—
Inventory	33	(682)
Prepaid expenses, other current assets and other assets	(2,006)	(3,480)
Accounts payable, accrued expenses, due to related parties, and other current liabilities	(4,654)	(676)
Accrued interest	1,193	—
Operating lease liabilities	(77)	(71)
Net cash used in operating activities	$(52,353)	$(32,413)

INVESTING CASH FLOW ACTIVITIES:
Purchases of property and equipment	$—	$(120)
Net cash used in investing activities	$—	$(120)

FINANCING CASH FLOW ACTIVITIES:
Proceeds from issuance of common stock	$24,657	$—
Offering costs for stock issuance	(739)	—
Payment of employee tax obligations related to vesting restricted stock units	(27)	—
Exercise of stock options	258	—
Net cash provided by financing activities	$24,149	$—

Net decrease in cash and cash equivalents	$(28,204)	$(32,533)
Cash and cash equivalents, beginning of the period	193,725	232,968
Cash and cash equivalents, end of the period	$165,521	$200,435

Supplemental cash flow information:
Deferred initial public offering costs in accrued expenses	$596	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOXCEL THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share amounts and where otherwise noted)

(unaudited)

Note 1. Nature of the Business

BioXcel Therapeutics, Inc. (“BTI” or the “Company”) is a biopharmaceutical company utilizing artificial intelligence (“AI”) approaches to develop transformative medicines in neuroscience and immuno-oncology. The Company is focused on utilizing cutting-edge technology and innovative research to develop high-value therapeutics aimed at transforming patients’ lives. BTI employs a unique AI platform designed to reduce therapeutic development costs and potentially accelerate timelines. The Company’s approach leverages existing approved drugs and/or clinically evaluated product candidates together with big data and proprietary machine learning algorithms to identify new therapeutic indices. BTI management believes this differentiated approach has the potential to reduce the expense and time associated with drug development in diseases with substantial unmet medical needs.

As used in these condensed consolidated financial statements, unless otherwise specified or the context otherwise requires, the term “BioXcel LLC” refers to the Company’s former parent and current significant stockholder and its predecessor, BioXcel Corporation. “OnkosXcel” refers to BTI’s wholly owned subsidiary for its advanced immuno-oncology assets, OnkosXcel Therapeutics, LLC.

On April 6, 2022, BTI announced that the U.S. FDA approved IGALMI (dexmedetomidine or “Dex”) sublingual film for the acute treatment of agitation associated with schizophrenia or bipolar I or II disorder in adults. IGALMI is approved to be self-administrated by patients under the supervision of a healthcare provider. On July 6, 2022, BTI announced that IGALMI, was commercially available in doses of 120 and 180 micrograms through the Company’s third-party logistics provider and was available for order through wholesalers.

The Company’s most advanced clinical development program is BXCL501, an investigational proprietary, orally dissolving film formulation of Dex for the treatment of agitation associated with psychiatric and neurological disorders.

BTI is conducting clinical trials for the at-home use of BXCL501 for agitation associated with bipolar disorders and schizophrenia. The Company also continues to conduct clinical trials evaluating BXCL501 for the acute treatment of agitation in patients with Alzheimer’s disease in residential care facilities and nursing homes and for adjunctive treatment of patients with Major Depressive Disorder.

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

Note 2. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements do not include all the information and notes required by Generally Accepted Accounting Principles (“GAAP”) in the U.S. The accompanying year-end balance sheet was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2023 and the results of its operations and cash flows for the three months ended March 31, 2023 and 2022. The results for the three months ended March 31, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods or any future year or period. The accompanying unaudited interim condensed consolidated financial statements of the Company should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission on March 16, 2023.

The accompanying condensed consolidated financial statements include the accounts for the Company and all entities where BTI has a controlling financial interest after elimination of all intercompany accounts and transactions and have been prepared in conformity with U.S. GAAP.

As of March 31, 2023, the Company had cash and cash equivalents of $165,521 and an accumulated deficit of $464,341. BTI has incurred substantial net losses and negative cash flows from operating activities in nearly every fiscal period since inception and expects this trend to continue for the foreseeable future. The Company recognized net losses of $52,796 and $31,472 for the three months ended March 31, 2023 and 2022, respectively, and had net cash used in operating activities of $52,353 and $32,413 for the three months ended March 31, 2023 and 2022, respectively. The Company believes that its existing cash and cash equivalents will be sufficient to cover its cash flow requirements for at least the next 12 months from the issuance date of these condensed consolidated financial statements. However, the Company’s future requirements may change and will depend on numerous factors.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. As of March 31, 2023 and December 31, 2022, cash equivalents were comprised primarily of money market funds. Cash and cash equivalents held at financial institutions may at times exceed federally insured amounts. BTI management believes it mitigates such risk by investing in or through major financial institutions.

Accounts Receivable, Net

Accounts receivable arise from sales of IGALMI and represent amounts due from distributors. Payment terms generally range from 30 to 75 days from the date of the sale transaction, and accordingly, do not involve a significant financing component. Receivables from product sales are recorded net of allowances which generally include distribution fees, prompt payment discounts, chargebacks, and credit losses. Allowances for distribution fees, prompt payment discounts and chargebacks are based on contractual terms. The Company estimated the current expected credit losses of its accounts receivable by assessing the risk of loss and available relevant information about collectability, existing contractual payment terms, actual payment patterns of its customers, individual customer circumstances, and reasonable and supportable forecast of economic conditions expected to exist throughout the contractual life of the receivable. Based on its assessment, as of March 31, 2023, the Company determined that an allowance for credit losses was not required.

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

Deferred Initial Public Offering Costs

Deferred initial public offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Company’s proposed initial public offering of OnkosXcel and are included in Other current assets in the Condensed Consolidated Balance Sheets. The deferred initial public offering costs will reduce the proceeds of the proposed initial public offering of OnkosXcel. Should the proposed initial public offering prove to be unsuccessful, these deferred costs, as well as any additional expenses incurred, will be recorded as an expense in the Condensed Consolidated Statements of Operations.

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

Derivative Assets and Liabilities

Derivative assets and liabilities are recorded on the Company`s Condensed Consolidated Balance Sheets at their fair value on the date of issuance and are revalued on each balance sheet date until such instruments are settled or expire, with changes in the fair value between reporting periods recorded as other income or expense within Other expense, net in the Condensed Consolidated Statements of Operations.

The Company does not use derivative instruments for speculative purposes or to hedge exposures to cash flow or market risks. Certain financing facilities entered into by the Company include freestanding financial instruments and/or embedded features that require separate accounting as derivative assets and/or liabilities.

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

The Company recognizes product revenues, net of consideration payable to customers, as well as variable consideration related to certain allowances and accruals that are determined using either the expected value or most likely amount method, depending on the type of the variable consideration, in its condensed consolidated financial statements at the point in time when control transfers to the customer, which is typically when the product has been delivered to the customer’s location. The amount included in the transaction price is constrained to the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. The Company’s only performance obligation identified for IGALMI is to deliver the quantity of product ordered to the location specified by the customer’s order. The Company records shipping and handling costs associated with delivery of product to its customers within Selling, general and administrative expenses on its Condensed Consolidated Statements of Operations. Under the Company’s current product sales arrangements, BTI does not have contract assets (unbilled receivables), as it generally invoices its customer at the time of revenue recognition.

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

BTI classifies all fees paid to the distributor, other than those discussed above and those related to warehouse operations, as Selling, general and administrative expenses on its Condensed Consolidated Statements of Operations. Fees paid to the distributor for warehouse operations are classified as Cost of goods sold on BTI’s Condensed Consolidated Statements of Operations.

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

The Company’s stock-based awards are valued at fair value on the date of grant and that fair value is recognized as an expense in the Condensed Consolidated Statements of Operations over the requisite service period using the accelerated attribution method. The estimated fair value of RSUs is based on the Company’s closing stock price on the date or third-party valuation if related to a subsidiary. The estimated fair value of stock-option and profit unit awards was determined using the Black-Scholes pricing model on the date of grant.

The Black-Scholes pricing model is affected by the Company’s stock price, as well as assumptions regarding variables including, but not limited to, the strike price of the instrument, the risk-free rate, the expected stock price volatility over the term of the awards and expected term of the award. The Company has elected to account for forfeitures as they occur, by reversing compensation cost when the award is forfeited.

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

Most of the Company’s service providers invoice BTI monthly in arrears for services performed. The Company estimates its accrued expenses as of each balance sheet date in the condensed consolidated financial statements based on facts and circumstances known to management at that time. BTI management periodically confirms the accuracy of the Company’s estimates with the service providers and makes adjustments if necessary.

Although management does not expect its estimates to be materially different from amounts actually incurred, management’s understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in BTI reporting amounts that are too high or too low in any particular period.

Patent Costs

Costs related to filing and pursuing patent applications are recorded in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and are expensed as incurred since recoverability of such expenditures is uncertain.

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

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs, as well as considering counterparty credit risk in its assessment of fair value.

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

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent amendments to the initial guidance (collectively, “Topic 326”). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. Topic 326 was to be effective for reporting periods beginning after December 15, 2019, with early adoption permitted. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) - Effective Dates, which deferred the effective dates of Topic 326 for the Company, until fiscal year 2023. The adoption of Topic 326 on January 1, 2023 did not have a material impact on the Company’s condensed consolidated financial statements.

Note 4. Inventory

Inventory consists of the following:

	March 31,	December 31,
	2023	2022

Raw materials	$682	$682
Work-in-process	—	708
Finished goods	1,270	595
Total inventory	$1,952	$1,985

There were no write-downs of inventory for the three months ended March 31, 2023 and 2022.

Note 5. Property and Equipment, Net

Property and equipment, net consists of the following:

	March 31,	December 31,
	2023	2022

Computers and equipment	$213	$213
Furniture	575	575
Leasehold improvements	1,181	1,181
Total property and equipment	$1,969	$1,969
Accumulated depreciation	(965)	(885)
Total property and equipment, net	$1,004	$1,084

Depreciation expense was $80 and $77 for the three months ended March 31, 2023 and 2022, respectively.

Note 6. Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2023	December 31, 2022

Accrued research and development expenses	$10,254	$8,659
Accrued compensation and benefits	2,654	6,370
Accrued professional fees	3,735	2,738
Accrued taxes	212	82
Other accrued expenses	210	820
Total accrued expenses	$17,065	$18,669

Note 7. Transactions with BioXcel LLC

The Company entered into a Separation and Shared Services Agreement with BioXcel LLC that took effect on June 30, 2017, as amended and restated thereafter (the “Services Agreement”), pursuant to which BioXcel LLC has agreed to provide the Company with certain services through its subsidiaries in India and the U.S., as agreed upon by the parties. These services are primarily for drug discovery, chemical, manufacturing and controls and administrative support.

Service charges recorded under the Services Agreement for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022

Research and development	$215	$306
Selling, general and administrative	26	70
Total	$241	$376

As of March 31, 2023, $273 of service charges related to the Services Agreement are included in Due to related parties in the Company’s Condensed Consolidated Balance Sheets.

Note 8. Debt and Credit Facilities

Debt, net of unamortized discounts and financing costs, consists of the following:

	March 31, 2023	December 31, 2022

Revenue Interest Financing Agreement ("RIFA")	$30,000	$30,000
RIFA accrued interest	3,139	2,041
RIFA payments	(29)	(10)
RIFA debt liability	$33,110	$32,031
Estimated portion of RIFA debt liability to be paid within one-year	(1,200)	(1,401)
RIFA long-term debt liability	$31,910	$30,630
Credit Agreement and Guaranty	70,000	70,000
Payable-in-kind interest on Credit Agreement and Guaranty	1,205	807
Total long-term debt liability	$103,115	$101,437
Unamortized debt discounts and issuance costs	(8,053)	(8,386)
Total long-term debt	$95,062	$93,051

On April 19, 2022 (the “Effective Date”), the Company entered into two financing agreements: (i) a Credit Agreement and Guaranty (the “Credit Agreement”) by and among the Company, as the borrower, certain subsidiaries of the Company from time to time party thereto as subsidiary guarantors, the lenders party thereto (the “Lenders”), and Oaktree Fund Administration LLC (“OFA”) as administrative agent, and (ii) a Revenue Interest Financing Agreement (as amended from time to time, the “RIFA”; and together with the Credit Agreement, the “OFA Facilities”) by and among the Company, the purchasers party thereto (the “Purchasers”) and OFA as administrative agent. Under the OFA Facilities, the Lenders and the Purchasers agreed to, in aggregate between the two OFA Facilities, provide up to $260,000 in gross funding to support the Company’s commercial activities of IGALMI sublingual film. In addition, the OFA Facilities are intended to support the expansion of clinical development efforts of BXCL501, which includes a Phase 3 program for the acute treatment of agitation in patients with Alzheimer’s disease, and for general corporate purposes. The Lenders and Purchasers are comprised of affiliates of Oaktree Capital Management, L.P. and Qatar Investment Authority.

A summary of the OFA Facilities is provided below.

Credit Agreement

The Credit Agreement provides up to $135,000 in senior secured term loans, of which the initial Tranche A of $70,000 was funded on April 28, 2022, and the remaining tranches may be borrowed at the Company’s option prior to December 31, 2024, subject to satisfaction of certain conditions, including regulatory and financial milestones. Tranche B of the Credit Agreement is $35,000 and is available upon satisfaction of certain conditions, including receipt of certain regulatory and financial milestones. Tranche C of the Credit Agreement is $30,000 and is available upon satisfaction of certain conditions, including specified minimum net sales of the Company attributable to sales of BXCL501 for a trailing consecutive 12-month period. As of March 31, 2023, $65,000 remained available under the Credit Agreement, subject to achievement of the specified conditions and milestones.

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

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions, subject to certain exceptions, including specific exceptions with respect to product commercialization and development activities. The Company must also comply with certain financial covenants, including (i) maintenance of cash or permitted cash equivalent investments in accounts controlled by OFA for the Lenders, of at least (a) $15,000 from the Effective Date until the date on which the second tranche of loans are funded (the “Step-Up Date”) and (b) $20,000 from and after the Step-Up Date, provided, in the case of (a) and (b), that following any Permitted BXCL701 Release Event (as defined below), such amount will increase by $12,500, and following such time as unaffiliated third parties hold ownership of at least 30% of the equity interests in the BXCL701 Subsidiaries (as defined below), such amount will increase by an additional $5,000 (provided, that such amount will in no event exceed 50% of the aggregate amount of loans outstanding at any time); and (ii) a minimum revenue test, measured quarterly beginning with the Company’s fiscal quarter ending on December 31, 2023 (such six-month period the “Revenue Covenant Measurement Period”), that requires it and its subsidiaries’ consolidated net revenue for the six consecutive month period ending on the last day of each such fiscal quarter to not be less than a minimum revenue amount specified in the Credit Agreement (such testing date, the “Revenue Covenant Measurement Testing Date” and the covenant described in this clause (ii) the “Revenue Covenant”). The Company’s failure to comply with the financial covenants will result in an event of default, subject to certain cure rights with respect to the Revenue Covenant. If, as of a Revenue Covenant Measurement Testing Date, the Company’s revenue for the applicable Revenue Covenant Measurement Period is less than the minimum revenue amount specified for the applicable period then required under the Revenue Covenant, the Company would have a right to cure such shortfall by making a revenue cure payment to the Lenders in an amount equal to the difference between such minimum required revenue amount and the Company’s actual revenues for such Revenue Covenant Measurement Period, such payment to not be less than $1,000. If paid, the Company will be deemed to have complied with the Revenue Covenant as of such Revenue Covenant Measurement Testing Date. Any such payment will be applied to the prepayment of the loans under the Credit Agreement. For the Revenue Covenant Measurement Testing Dates ending December 31, 2023 and March 31, 2024, failure to satisfy the Revenue Covenant could result in a revenue cure payment of up to $7,657 and $10,636, respectively.

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

Revenue Interest Financing Agreement

The RIFA provides up to $120,000 in financing in exchange for a capped revenue interest on net sales of IGALMI, and other future BXCL501 products, if any, that receive regulatory approval for sale. The initial Tranche A of $30,000 was funded on July 8, 2022, and the remaining tranches may be borrowed at the Company’s option prior to December 31, 2024, subject to satisfaction of certain conditions, including certain regulatory, patent, and financial milestones. The effective interest rate on the RIFA as of March 31, 2023, was approximately 14%.

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

Tranche B and C of the RIFA are each $45,000 and are available upon satisfaction of certain conditions, including receipt of certain regulatory and patent-related milestones and specified minimum net sales of BXCL501 during any consecutive 12-month period. As of March 31, 2023, $90,000 remained available under the RIFA, subject to achievement of the specified conditions and milestones.

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

As part of the Credit Agreement, OnkosXcel granted warrants to the Lenders to purchase 175 individual limited liability company units (which number of units is not in thousands; referred to herein as the “OnkosXcel Warrants”). The strike price of the OnkosXcel Warrants is formulaic based on the value of OnkosXcel at the time of exercise and can only be exercised upon occurrence of an equity related liquidity event for OnkosXcel of at least $20,000. The exercise price per unit of the OnkosXcel Warrants will be set upon the earlier of the closing of the next sale (or series of related sales) by OnkosXcel of equity securities of OnkosXcel with aggregate proceeds of not less than $20,000 to unrelated third parties (the “Next Equity Financing”) at an exercise price per unit equal to a 10% premium over the price per unit of the equity securities sold by OnkosXcel in such Next Equity Financing or, in the event of a sale of OnkosXcel prior to the Next Equity Financing or an initial public offering constituting the Next Equity Financing, the lesser of (x) 75% of the fair value of the consideration to be paid for a unit upon the consummation of such transaction and (y) 150% of the valuation applicable to the initial profits units issued by OnkosXcel after the closing of the Credit Agreement. The OnkosXcel Warrants are transferable with approval from BTI, which cannot be unreasonably withheld, expire on April 19, 2029, and may be net exercised at the holder’s election.

Maturities of long-term debt, excluding the impacts of any mandatory payments pursuant to the Revenue Covenant or to meet minimum royalty levels, are expected to be as follows:

March 31, 2023

2023	$—
2024	$—
2025	$1,254
2026	$10,479
2027	$86,094
Thereafter	$5,288

Interest expense was as follows:

	Three Months Ended
	March 31,
	2023	2022

Interest expense	$3,034	$7
Accretion of debt discount and amortization of financing costs	333	—
Total interest expense	$3,367	$7

Note 9. Derivative Financial Instruments

BTI identified certain freestanding financial instruments and/or embedded features that require separate accounting from the borrowings under the OFA Facilities. This includes the OnkosXcel Warrants and Equity Investment Right held by the Lenders, along with certain put/call options. The OnkosXcel Warrants and Equity Investment Right do not meet certain scope exceptions under U.S. GAAP, primarily because the exercise prices and number of shares of the Company’s common stock issuable under the instruments are variable, and the instruments meet the definition of a derivative instrument. Therefore, these instruments are recorded as Derivative liabilities in the

Condensed Consolidated Balance Sheets. The respective derivative liabilities were recorded at fair value on the date of issuance and are revalued on each balance sheet date until such instruments are settled or expire, with changes in the fair value between reporting periods recorded within Other expense, net in the Company’s Condensed Consolidated Statements of Operations.

Note 10. Common Stock Financing Activities

In May 2021, the Company entered into an Open Market Sale Agreement (the “Sale Agreement”) with Jefferies LLC (“Jefferies”) pursuant to which the Company could offer and sell shares of its common stock, having an aggregate offering price of up to $100,000, from time to time, through an “at the market offering” program under which Jefferies will act as sale agent. The Company sold 756 shares under the Sale Agreement with Jefferies in the first quarter of 2023 for net proceeds of $23,918, net of offering costs of $739. There were no sales under the Sale Agreement in 2022.

Note 11. Stock-Based Compensation

2017 Equity Incentive Plan

The Company’s 2017 Plan became effective in August 2017. Following the effective date of the Company's 2020 Plan, the Company ceased granting awards under the 2017 Plan, however, the terms and conditions of the 2017 Plan continue to govern any outstanding awards granted thereunder.

2020 Incentive Award Plan

The Company’s 2020 Plan was approved and became effective at the Company’s 2020 annual meeting of stockholders on May 20, 2020, and unless earlier terminated by the Board of Directors, will remain in effect until March 26, 2030. The 2020 Plan originally authorized for issuance the sum of (i) 911 shares of the Company’s common stock and (ii) 233 shares of the Company’s common stock, which represents the number of shares that remained available for issuance under the 2017 Plan immediately prior to the approval of the 2020 Plan by the Company’s stockholders. Any shares of common stock which, immediately prior to the approval of the 2020 Plan by the Company’s stockholders, were subject to awards granted under the 2017 Plan that are forfeited or lapse unexercised and are not issued under the 2017 Plan will increase the number of shares of common stock available for grant under the 2020 Plan. In addition, the number of shares available for issuance under the 2020 Plan will increase on the first day of each calendar year, beginning January 1, 2021 and ending on and including January 1, 2030, by a number of shares equal to the lesser of (A) 4% of the aggregate number of shares of the Company’s common stock outstanding on the final day of the immediately preceding calendar year and (B) such smaller number of shares of common stock as determined by the Board of Directors. The shares available for issuance under the 2020 Plan increased by 1,126 shares and 1,119 shares on January 1, 2023 and 2022, respectively.

Stock-based awards granted under the 2020 Plan have a term of ten years. The vesting schedule of all awards granted under the 2020 Plan is determined by the Board of Directors, which is generally four years.

As of March 31, 2023, there were 660 shares available to be granted under the 2020 Plan.

Restricted stock units

The table below summarizes activity relating to BTI RSUs.

Number of
shares

Outstanding as of January 1, 2023	119
Granted	131
Vested	(25)
Outstanding as of March 31, 2023	225

During the first quarter 2023, the Company granted 131 time-based RSUs to certain employees. All of the RSUs vest over four years, with 25% vesting at the one-year anniversary of the grant date and the balance vesting ratably over the remaining 12 quarters of the vesting period. The grant date fair value per share for the RSUs was $19.60. Unrecognized stock-based compensation expense related to these awards was approximately $2,539 as of March 31, 2023.

In 2022, the Company granted 122 (119, net of forfeitures) time-based RSUs to certain employees and consultants. The majority of RSUs granted to employees vest over four years, with 25% vesting at the one-year anniversary of the grant date and the balance vesting ratably over the remaining 12 quarters of the vesting period. 25 RSUs granted to employees in May 2022 cliff-vest 100% at the one-year anniversary of the grant date. RSUs granted to a third-party consultant vest 50% on each of the first and second anniversaries of the grant date. The grant date fair value per share for the RSUs granted in March and May 2022 was $15.31 and $10.76, respectively. Unrecognized stock-based compensation expense related to these awards was approximately $1,067 as of March 31, 2023.

OnkosXcel profit sharing units

The table below summarizes activity relating to profits interests (the “profit sharing units” or “PSUs”) associated with OnkosXcel.

		Weighted average
	Number of	price per unit
	units	(in whole dollars)

Outstanding as of January 1, 2023	1,310	$5,506
Granted	15	$10,176
Outstanding as of March 31, 2023	1,325

Vested units as of March 31, 2023	333	$5,506

During 2022 and the first quarter of 2023, the Company granted 1,325 individual (not in thousands) time-based PSUs related to OnkosXcel to certain employees and consultants of the Company in consideration for services provided to OnkosXcel. The PSUs represent indirect equity interests in OnkosXcel. All PSUs, other than those granted to certain executive employees of the Company, vest ratably over 48 months. PSUs granted to certain executive employees of the Company, vest ratably over 24 months.

The fair values of PSUs granted in the first quarter of 2023 of $8 per unit were estimated at the date of grant using a Black-Scholes option pricing model and assumptions below.

	2023 grant profit share unit valuation inputs

Expected volatility	97.4%
Risk-free rate of interest	3.6%
Expected dividend yield	—%
Expected term	5.8	years

Unrecognized stock-based compensation expense related to these awards was $4,219 at March 31, 2023.

OnkosXcel restricted stock units

The table below summarizes activity relating to restricted stock units associated with OnkosXcel (the “OnkosXcel RSUs”).

Number of
units

Outstanding as of January 1, 2023	—
Granted	225
Outstanding as of March 31, 2023	225

In the first quarter of 2023, the Company granted 225 individual (not in thousands) time-based OnkosXcel RSUs to certain employees and a consultant. 125 of the OnkosXcel RSUs vest upon the earlier to occur of (a) 180 days after an initial public offering of OnkosXcel, or (b) a change in control of OnkosXcel. The remaining OnkosXcel RSUs vest over four years, with 25% vesting at the one-year anniversary of the grant date and the balance vesting ratably over the remaining 12 quarters of the vesting period. The weighted average grant date fair value per unit for the OnkosXcel RSUs was approximately $10. Unrecognized stock-based compensation expense related to these awards was approximately $2,194 as of March 31, 2023.

Stock options

A summary of the Company’s stock option activity for the three months ended March 31, 2023 is presented below.

	Number of	Weighted average
	shares	price per share

Outstanding as of January 1, 2023	4,882	$17.23
Granted	958	$19.76
Forfeited	(19)	$18.02
Cancelled	(4)	$19.04
Exercised	(173)	$1.50
Outstanding as of March 31, 2023	5,644	$18.14

Options vested and exercisable as of March 31, 2023	3,112	$15.28

As of March 31, 2023, the intrinsic value of options outstanding was $36,070. The intrinsic value for stock options is calculated based on the difference between the exercise prices of the underlying awards and the quoted stock price of the Company’s common stock as of the reporting date.

The total intrinsic value of stock options exercised for the three months ended March 31, 2023 was $3,576. No stock options were exercised for the three months ended March 31, 2022. The total intrinsic value of stock options exercisable as of March 31, 2023 and 2022 was $31,617 and $41,577, respectively.

The weighted average grant date fair value per share of options granted during the three months ended March 31, 2023 and 2022 was $15.87 and $12.38, respectively.

The weighted average grant date fair value per share of options vested as of March 31, 2023 was $11.31.

The weighted average remaining contractual life is 5.8 years for options exercisable as of March 31, 2023. The weighted average remaining contractual life was 7.3 years for options outstanding as of March 31, 2023.

Stock-Based Compensation

The fair value of BTI stock options granted during the three months ended March 31, 2023 and 2022 was estimated using the Black-Scholes pricing model with the following assumptions:

	Three months ended					Three months ended
	March 31, 2023					March 31, 2022

Expected term	5.5	years	-	6.1	years	5.5	years	-	6.1	years
Expected stock price volatility	97.0%		-	97.9%		92.7%		-	96.7%
Risk-free rate of interest	3.6%		-	4.2%		1.5%		-	2.6%
Expected dividend yield	0.0%		-	0.0%		0.0%		-	0.0%

In 2023, the Company began using the historical volatility of its common stock to estimate volatility. Prior to 2023, volatility was estimated using a combination of the historical volatility of publicly traded peer companies and that of the Company’s common stock. The expected term of the awards is estimated based on the simplified method, which calculates the expected term based upon the midpoint of the life of the award and the vesting period. The Company uses the simplified method because it does not have sufficient option exercise data to provide a reasonable basis upon which to estimate the expected term. The expected dividend yield is zero percent as the Company has no history of paying dividends nor does management expect to pay dividends over the contractual terms of these options. The risk-free interest rates are determined by reference to the U.S. Treasury yield curve in effect at the time of grant, with maturities approximating the expected term of the stock options. The fair value of the underlying common stock is generally determined as the closing price of the Company’s common stock on The Nasdaq Capital Market on the grant date, with consideration of whether there is material nonpublic information that could impact that estimated fair value when it is released.

The Company recognized stock-based compensation expense related to awards issued under the 2017 Plan and the 2020 Plan, as well as the OnkosXcel RSUs and PSUs, of $4,877 and $3,825 for the three months ended March 31, 2023 and 2022, respectively, which were comprised as follows:

	Three Months Ended March 31,
	2023	2022

Research and development	$1,297	$1,001
Selling, general and administrative	3,580	2,824
Total	$4,877	$3,825

Unrecognized compensation expense related to unvested BTI stock option awards as of March 31, 2023, was $28,849 and will be recognized over the remaining vesting periods of the underlying awards. The weighted-average period over which such compensation is expected to be recognized is 1.9 years.

2020 Employee Stock Purchase Plan

The Company’s 2020 Employee Stock Purchase Plan (the “ESPP”) was also approved and became effective at the Company’s 2020 annual meeting of stockholders on May 20, 2020. The ESPP is designed to assist eligible employees of the Company with the opportunity to purchase the Company’s common stock at a discount through accumulated payroll deductions during successive offering periods. The aggregate number of shares that may be issued pursuant to rights granted under the ESPP is 100 shares of common stock. In addition, the number of shares available for issuance under the ESPP will increase on the first day of each calendar year, beginning on January 1, 2021 and ending on and including January 1, 2030, by a number of shares of common stock equal to the lesser of (a) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as determined by the Board of Directors. The number of shares that may be issued or transferred pursuant to rights granted under the component of the ESPP that is intended to qualify for favorable U.S. federal tax treatment under Section 423 of the Internal Revenue Code (the “Section 423 Component”) shall not exceed 500 shares. The purchase price will be determined by the administrator of the ESPP and, for purposes of the Section 423 Component, shall not be less than 85% of the fair value of a share on the first trading day or on the last trading day of the applicable offering period, whichever is lower. The shares available for issuance under the ESPP increased by 281 shares and 280 shares on January 1, 2023 and 2022, respectively. To date, no shares have been sold under the ESPP.

Note 12. Leases

BTI leases office space for its corporate headquarters at 555 Long Wharf Drive, New Haven, Connecticut (the “HQ Lease”) under an operating lease that expires in February 2026. The Company has an option to renew the HQ Lease for one additional five-year term. Payments under the HQ Lease are fixed.

The Company also leases equipment such as copiers and information technology equipment.

The future minimum annual lease payments under operating leases, as of March 31, 2023, are as follows:

Year ending December 31,	Amount

Remainder of 2023	$280
2024	381
2025	391
2026	65
2027	—
Thereafter	—
Total lease payments	$1,117
Less imputed interest	(89)
Total lease liability	$1,028
Less current portion of lease liability	(325)
Long-term portion of operating lease liability	$703

The current portion of the Company’s operating lease liability of $325, as of March 31, 2023, is included in Other current liabilities on the Condensed Consolidated Balance Sheets.

Lease expense was $99 and $98 for the three months ended March 31, 2023 and 2022, respectively.

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

The carrying amounts of cash and cash equivalents, accounts receivable, net, and accounts payable approximate fair value due to the short-term nature of these instruments. As of March 31, 2023 and December 31, 2022, the Company had $163,036 and $191,022, respectively, primarily in money market funds that hold U.S. government cash equivalent instruments (included in cash and cash equivalents) which were valued based on Level 1 inputs. There were no transfers between levels within the hierarchy during the three months ended March 31, 2023 and the year ended December 31, 2022.

Derivative liabilities measured at fair value on a recurring basis are summarized below.

	Three months ended
	March 31, 2023
	Fair Value	Level 1	Level 2	Level 3	Total

Derivative liability - Equity Investment Right	$1,227	$—	$—	$1,227	$1,227
Derivative liability - OnkosXcel Warrants	1,347	—	—	1,347	1,347
Total derivative liabilities	$2,574	$—	$—	$2,574	$2,574

Derivative liabilities are comprised of the OnkosXcel Warrants and Equity Investment Right held by the Lenders. The fair value of the derivative liabilities was determined using Monte Carlo simulation models for the Equity Investment Right, and Binomial Option Pricing and Distribution models for the OnkosXcel Warrants.

The following table presents changes in Level 3 liabilities measured at fair value for the three months ended March 31, 2023. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category.

Derivative liabilities

Balance - December 31, 2022	$2,343
Change in fair value	231
Balance - March 31, 2023	$2,574

The change from the day one fair value of the derivative liabilities was reported in the Condensed Consolidated Balance Sheets as Derivative liabilities and Condensed Consolidated Statements of Operations as Other expense, net, as of and for the three months ended March 31, 2023.

Inputs used to calculate the estimated fair value of the Equity Investment Right at March 31, 2023 were as follows:

	Equity Investment Right

Strike price relative to volume weighted 30-day average	110.0%
Volatility (annual)	97.4%
Probability of exercise	90.0%
Time period	4.0	years
Estimated premium to 30-day average	25.0%
Discount rate	4.1%

In estimating the fair value of the derivative liability related to the OnkosXcel Warrants, inputs included third-party fair value estimates of OnkosXcel limited liability company units along with the volatility of those units (which was set at 100% based on the historical volatility of the Company’s stock), and the timing and probability of the relevant capital transactions occurring.

The estimated fair value of the Credit Agreement and RIFA as of March 31, 2023, were $54,698 and $32,416, respectively. Both observable and unobservable inputs were used to determine the fair value of long-term debt, which was classified within the Level 3 category.

The fair value of the BTI warrants issued in 2022, which is a non-recurring fair value, were determined as of the date of issuance using a Black-Scholes pricing model and the fair value of $3,245 was recorded as a component of stockholders’ equity in Additional-paid-in-capital in the Condensed Consolidated Balance Sheets, with the offset recorded as a discount on the amounts funded under the OFA Facilities. This non-recurring measurement is classified as

Level 3. The inputs used were a strike price of $20.04, the Company’s stock price of $14.93, volatility of 95%, term of 7 years and risk-free rate of 2.95%.

Note 14. Net Loss Per Share

Basic and diluted net loss per share are as follows:

	Three Months Ended
	March 31,
	2023	2022

Net loss (numerator)	$(52,796)	$(31,472)
Weighted average shares (denominator)	28,616	27,980
Basic and diluted net loss per share	$(1.84)	$(1.12)

Potentially dilutive securities outstanding consists of stock options and RSUs. The Company had common stock equivalents outstanding as of March 31, 2023 and 2022 of 5,868 and 4,782 shares, respectively.

Note 15. Commitments and Contingencies

From time to time, in the ordinary course of business, the Company may be subject to litigation and regulatory examinations as well as information gathering requests, inquiries and/or investigations. The Company is not currently subject to any matters where it believes there is a reasonable possibility that a material loss may be incurred. As of March 31, 2023, there were no matters which would have a material impact on the Company’s financial results.

In April 2022, the Company signed a commercial supply agreement that requires minimum annual payments for the first three years of the agreement that in aggregate total $10,000 for the three-year period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this report and the audited financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2022. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below and in the forward-looking statements. Factors that could cause or contribute to these differences include, without limitation, those discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, those listed under “Summary Risk Factors,” and those discussed in the section titled “Risk Factors” included in Part II, Item 1A. of this report. All dollar amounts in the below Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented in U.S. dollars, and all dollar and share amounts are presented in thousands, unless otherwise noted or the context otherwise provides.

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

On April 6, 2022, we announced that the United States (“U.S.”) Food and Drug Administration (“FDA”) approved IGALMITM (dexmedetomidine or “Dex”) sublingual film for the acute treatment of agitation associated with schizophrenia or bipolar I or II disorder in adults. IGALMI is approved to be self-administrated by patients under the supervision of a health care provider. We deployed the first phase of our sales team for high priority targets in May 2022. Furthermore, on July 6, 2022, we announced that IGALMI was commercially available in doses of 120 and 180 microgram (“mcg”) through the Company’s third-party logistics provider and was available for order through wholesalers. We completed deployment of the sales team in December 2022, with the integrated team covering the majority of the U.S. agitation market.

Our most advanced clinical development program is BXCL501, an investigational proprietary, orally dissolving film formulation of Dex for the treatment of agitation associated with psychiatric and neurological disorders.

We are conducting clinical trials for the at-home use of BXCL501 for agitation associated with bipolar disorders and schizophrenia. We also continue to conduct clinical trials evaluating BXCL501 for the acute treatment of agitation in patients with Alzheimer’s disease in residential care facilities and nursing homes and for adjunctive treatment of patients with Major Depressive Disorder (“MDD”).

Our advanced immuno-oncology asset, BXCL701, is an investigational, oral innate immune activator currently being developed as a potential therapy for the treatment of aggressive forms of prostate cancer, pancreatic cancer, and other solid and liquid tumors.

We continue to work closely with our clinical sites to monitor the potential impact of the evolving COVID-19 pandemic and the spread of its variants. To date, we have not experienced any significant delays in any of our ongoing or planned clinical trials, except for occasional COVID-19-related disruptions to our TRANQUILITY II and PLACIDITY trials. However, this could change rapidly.

IGALMI Commercial Progress

IGALMI commercial momentum continues to strengthen, and the market reaction continue to be positive. We have now delivered more than 130 hospital formulary wins since launch, with nearly 600 votes pending. The corporate account director team has garnered formulary approval for over 8,000 (approximately 3%) of the targeted integrated delivery network beds with another 69,000 (approximately 25%) pending votes.

Our sales team has now collectively reached over three quarters of our defined hospital targets. The awareness of IGALMI is growing as a result of the deployment of the full 70-person sales team and enhanced marketing efforts.

Our peer influence engagement has educated nearly 1,300 healthcare providers this year, which we expect to more than double over the next two quarters.

Our advertising and media campaign has generated a 70% increase in media impressions between the fourth quarter 2022 and first quarter 2023. The new campaign launched in targeted print media publications such as The American College of Emergency Physicians ACEP Now and Psych Times. Additionally, we deployed geotargeted advertising to reach target health care providers in and around their institutions in order to drive IGALMI demand.

We also launched a consumer-focused website in February 2023 to provide educational resources to both patients and caregivers with an agitation action plan and IGALMI education.

The IGALMI free trial program was also deployed late in the first quarter 2023 with approximately 500 ordering site interactions and early orders already shipped.

We continue to be encouraged by the execution of our marketing plan, receptivity to IGALMI, and improvement of our key performance indicators.

Our Clinical Programs

The following is a summary of the status of our major clinical development programs as of the date of this Quarterly Report on Form 10-Q:

Pipeline

Compound	Indication/Proposed Indication	Preclinical	Phase 1	Phase 2	Phase 3	Registration	Marketed
Neuroscience							
Igalmi (dexmedetomidine)	Acute treatment of agitation associated with schizophrenia or bipolar I or II disorder in adults			Approved April 5, 2022			
BXCL501	At-home acute treatment of agitation associated with schizophrenia or bipolar I or II disorder in adults		SERENITY III				
	Acute treatment of agitation associated with Alzheimer's disease*		TRANQUILITY II & III				
	Adjunctive treatment in Major Depressive Disorder						
BXCL502	Chronic agitation in Alzheimer's disease						
Wearable Device (+BXCL501)**	Pre & post-agitation in dementia	Phase 0 device testing					
Immuno-Oncology	OnkosXcel Therapeutics						
BXCL701	Small cell neuroendocrine prostate cancer	Combination with KEYTRUDA®					

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

As a selective adrenergic agent with a sublingual or buccal route of administration, BXCL501 is designed to be easily administered and has shown an onset of action in multiple clinical trials, including clinical trials studying patients with schizophrenia, bipolar disorders, and Alzheimer’s disease. We believe results from these studies suggest that BXCL501 has the potential to reduce agitation without producing excessive sedation. We also believe BXCL501 is highly differentiated from antipsychotics, which often produce unwanted side effects such as excessive sedation or extra pyramidal motor effects, currently used as a standard of care to treat agitation that often produce unwanted side effects such as excessive sedation and extra-pyramidal motor effects. Managing patient agitation in neuropsychiatric and neurodegenerative disorders represents a significant challenge for physicians and caregivers. We believe BXCL501 has the potential to address these challenges while providing an efficient treatment regimen for patients.

BXCL501 Clinical Trials

TRANQUILITY Program

The TRANQUILITY I study of agitation in dementia concluded with a total of four sites enrolling 46 subjects in Part B testing the 40mcg dose versus placebo. The purpose of enrolling this additional cohort was to gather additional evidence supporting dose selection and statistical powering of multiple-site Phase 3 pivotal trials. All patients were able to take the film themselves and properly place it. There were no serious adverse events (“SAEs”) related to the drug, and no falls, loss of consciousness, or syncopal events reported. There were also no local tolerability issues. The adverse events (“AEs”) observed for 40mcg were consistent with those previously observed for 30mcg, 60mcg, and placebo doses. The incidence of individual and categorical AEs for the 40mcg dose were lower than the 60mcg group and similar to the 30mcg dose group.

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

●	The program consists of two randomized, double-blind, placebo-controlled, adaptive, parallel group pivotal trials: TRANQUILITY II and TRANQUILITY III.
●	Each study will enroll approximately 150 dementia patients 65 years and older. Patients will self-administer 40mcg or 60mcg of BXCL501 or placebo whenever agitation episodes may occur.
●	TRANQUILITY II has enrolled patients with mild to moderately severe dementia in assisted living or residential care facilities who generally require minimal assistance with activities of daily living. Enrollment has been completed, and all patients have completed the study in assisted living facilities and residential care settings. We expect to announce topline data in June 2023.
●	TRANQUILITY III will enroll patients with moderate to severe dementia who require moderate or greater assistance with activities of daily living. This study has been initiated and the first patient was enrolled in December 2022.
●	The studies are designed to assess agitation as measured by the changes from baseline in the PEC total score and total Pittsburgh Agitation Scale scores. For both studies, the primary efficacy endpoint will be the change in PEC total score from baseline measured at two hours after the initial dose.
●	Patients who complete TRANQUILITY II or TRANQUILITY III will be eligible to enroll in an open label, 52-week safety study designed to describe the safety and efficacy of BXCL501 in continued use. This study is expected to initiate in the second quarter of 2023.

Bipolar or Schizophrenia-related Agitation (At-Home Use)

We met with the FDA in July 2022 to discuss the design of a registrational study to support potential expansion of BXCL501 for at-home use for the acute treatment of agitation related to schizophrenia and bipolar disorders. We believe we have alignment with the FDA on key design features with respect to our SERENITY III study, which will consist of two parts. The first part is comparable to the pivotal SERENITY I and II studies. Using similar inclusion and exclusion criterion under a well-controlled in-patient setting, acutely agitated patients with schizophrenia or bipolar disorders will be randomized to self-administer either 60mcg of BXCL501 or placebo, in a double-blind placebo-controlled trial. The primary endpoint will be efficacy as measured by the PEC total score change from baseline at two hours post-dose. The secondary objective will be safety and tolerability. The first part of SERENITY III initiated with the first patients dosed in December 2022. Part 1 enrollment has been completed with topline results expected in May 2023. Part 2 of the study is expected to initiate in the second quarter of 2023. The primary objective of the second part of the study is to assess the safety of a 60mcg dose when self-administered in an at-home setting. Patients with schizophrenia or bipolar disorders and a history of agitation will be randomized to self-administer 60mcg of BXCL501, or placebo, when they experience an episode of agitation in an at-home setting over a period of three months. Patients will return for regularly scheduled outpatient visits where investigators will review information collected from patients and reliable informants to determine and characterize any adverse effects.

Major Depressive Disorder (“MDD”)

We are also evaluating BXCL501 as an adjunctive treatment for MDD. The initial clinical study in this program is a double-blind, placebo-controlled, multiple ascending dose trial to evaluate the safety and tolerability of daily doses of BXCL501 in healthy volunteers. We expect to report topline results in May 2023. Seven dosing cohorts of healthy adult volunteers have been completed, including cohorts receiving 30mcg, 60mcg, 80mcg, or 120mcg BXCL501 (or placebo) once daily for seven days, and with cohorts receiving twice-a-day dosing of 30mcg in the morning and 60mcg in the evening (or placebo). Another cohort of subjects received 40mcg in the morning and 80mcg in the evening (or placebo). A final cohort tested 60mcg in the morning and 80mcg in the evening (or placebo) plus twice daily 30 milligrams (“mg”) duloxetine in the morning and evening. BXCL501 has been generally well tolerated across completed cohorts. We anticipate that the safety and tolerability results of this study will enable dose selection for a Phase 2 proof-of-confidence trial in MDD.

Pediatric Study

In June 2021, we initiated a global clinical trial designed to evaluate the safety and efficacy of BXCL501 in the acute treatment of agitation associated with pediatric schizophrenia and bipolar disorders, in part to fulfill pediatric study requirements agreed to with the FDA in connection with IGALMI’s approval. The trial protocol has been reviewed by the FDA, as well as by the European Medicines Agency, to fulfill potential commitments to study the effects of BXCL501 in pediatric patients ages 13 to 17 with schizophrenia and ages 10 to 17 with bipolar disorders. Enrollment of patients with schizophrenia, schizoaffective disorder, bipolar I, and bipolar II disorder is ongoing in this multisite, double- blind, placebo-controlled parallel group trial. Approximately 40% of the 150 total subjects have been enrolled in the U.S. and several European sites are planned to initiate enrollment in the second quarter of 2023. Similar to our registration trials in schizophrenia and bipolar disorder (SERENITY I and II), the primary endpoint is the change from baseline PEC total score at two hours.

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

OnkosXcel Therapeutics, LLC

On April 19, 2022, we announced the formation of a wholly owned, clinical-stage subsidiary, OnkosXcel Therapeutics, LLC (“OnkosXcel”), to develop potentially transformative medicines in oncology. OnkosXcel uses proprietary AI capabilities to drive the capital-efficient development of innovative anti-cancer therapeutics. On March

14, 2023 we announced that OnkosXcel had confidentially submitted a draft registration statement on Form S-1 with the SEC relating to the proposed initial public offering of its common stock following its conversion into a corporation

Our approach to drug discovery leverages the application and methodology of EvolverAI, a proprietary AI-based research and development platform utilized in the successful development of IGALMI, with the aim of efficiently identifying and developing immuno-oncology product candidates. We believe that BXCL701 reflects the potential of this discovery approach in immuno-oncology. BXCL701 is an investigational, oral innate immune activator which demonstrated a 25% composite response rate in a Phase 2a clinical trial to treat patients with small cell neuroendocrine (“SCNC”) phenotype metastatic castration-resistant prostate cancer (“mCRPC”). We intend to initiate a Phase 2b trial in mCRPC patients with SCNC phenotype in the second half of 2023 following planned meetings with the FDA.

mCRPC is often characterized as a “cold” tumor, that is, a tumor with an immunosuppressive tumor microenvironment (“TME”) and poor immune cell infiltration. Currently approved checkpoint inhibitors (“CPIs”) which target programmed cell death 1 (“PD-1”), or cytotoxic T-lymphocyte-associated protein 4 have failed to demonstrate meaningful single-agent activity against such difficult-to-treat tumor types, including mCRPC. BXCL701 is designed to promote an immune induced inflammatory response in the TME primarily via inhibition of dipeptidyl peptidases (“DPP”) 8 and 9, which we believe can provide for enhanced CPI therapeutic utility. We believe that BXCL701 can potentially provide significant benefits for approximately 20% of the estimated 288,300 men who will be diagnosed with prostate cancer in the U.S. in 2023 that are expected to progress to the more aggressive mCRPC form of the disease, including approximately 20%, or 11,500, of those patients who will develop the SCNC phenotype, for which there are currently limited treatment options.

Our Immuno-Oncology Programs

Below is a summary of the status of our immuno-oncology clinical development programs as of the date of this Quarterly Report on Form 10-Q. We believe our product candidates, if successfully developed and approved, have the potential to become compelling treatment options for their respective indications.

OnkosXcel Pipeline

Compound	Proposed Indication	Preclinical	Phase 1	Phase 2	Phase 3	Expected Upcoming Milestone	Collaborator
BXCL701 Company Sponsored Trials	Small Cell Neuroendocrine Prostate Cancer (SCNC)					Initiate Phase 2b	
	Small Cell Lung Cancer (SCLC)					Initiate Phase 1b/2	
BXCL701 ISTs[1]	Metastatic Pancreatic Ductal Adenocarcinoma					Phase 2 readout	Georgetown | Lombardi; MERCK supply agreement
	Acute Myeloid Leukemia (AML)					Phase 1b readout	Dana-Farber Cancer Institute
Next-Generation DPP8/9 Inhibitor	Solid and Liquid Tumors					Candidate nomination	
BXCL702	Solid Tumors					Candidate nomination	

[1] Investigator Sponsored Trials

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

●	Convert cold tumors into ones sensitive to CPIs;
●	Enhance hot tumors’ response rate and depth of response to CPIs; and
●	Restore CPI sensitivity to tumors that had previously been responsive.

Encouraged by the positive results of BXCL701 in our Phase 2a trial, we are working toward nomination of a next-generation DPP8/9 inhibitor for the same indications and to target additional difficult-to-treat solid and liquid tumors.

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

BXCL701 Innate Immune Activator

BXCL701 is an oral small molecule inhibitor of a class of enzymes called DPPs, specifically DPP8/9 and DPP4. Inhibition of DPP8/9 initiates the activation of the inflammasome and ultimately the activation of the innate immune system. Key characteristics of BXCL701 include:

●	Orally bioavailable, potentially sole inhibitor of both DPP8/9 and DPP4, key regulators of the inflammasome directed innate immune response, currently in clinical development for cancer.
●	Novel proposed mechanism of action may complement CPI activity, enabling therapeutic access to immunologically cold tumors as well as other difficult-to-treat cancers, including relapsed or refractory tumor types.
●	Phase 2 clinical proof-of-concept achieved in treating mCRPC patients with either SCNC or adenocarcinoma phenotype.

Initial focus on mCRPC with SCNC phenotype is designed to provide for a more efficient clinical development pathway than current industry standards.

Immuno-Oncology Clinical Trials

BXCL701 as a Potential Treatment for mCRPC

We believe BXCL701 may have utility in stimulating increased activation, proliferation, and infiltration of tumor cells by immune effector cells, enabling its potential use in combination with currently approved CPIs to treat cold tumors, such as mCRPC. We elected to pursue mCRPC as an indication for BXCL701 due to its enrichment for DPP mutations, which are especially prevalent in tumors with SCNC phenotype.

BXCL701 is being evaluated in a Phase1b/2a clinical proof-of-concept trial that we are sponsoring, to investigate its potential efficacy when used in combination with pembrolizumab.

The Phase 2a portion of the trial was segregated into two 28-patient trial cohorts, one cohort consisting of mCRPC patients with SCNC phenotype and a second cohort consisting of mCRPC patients with adenocarcinoma phenotype. Initially, we focused on mCRPC with SCNC phenotype as the primary patient population for BXCL701, since DPP9 is amplified in approximately 17% of treatment-emergent mCRPC with SCNC phenotype, compared to 5% or less in the broader prostate cancer population. However, we also observed responses in mCRPC patients with adenocarcinoma phenotype who were microsatellite stable in the Phase 1b portion of the trial. On this basis, we widened our Phase 2a trial to include relapsed mCRPC patients with either SCNC or adenocarcinoma phenotype. Both cohorts employed a Simon two-stage trial design of 15 trial participants followed by 13 additional patients. The primary endpoint of the Phase 2a portion of this trial was a composite response rate, determined as either a RECIST 1.1 response (defined as a reduction in RECIST score of 30% or more), and/or a reduction in prostate specific antigen (“PSA”) level of 50% or more, and/or a conversion in circulating tumor cells (“CTCs”) from 5 or more CTCs/7.5 milliliter (“ml”) to less than 5 CTCs/7.5ml. Secondary endpoints included duration of response, progression-free survival, changes in circulating cytokines and certain disease-specific biomarkers.

Final Phase 2a results for the SCNC cohort were presented at the 2023 Genitourinary Cancers Symposium of the American Society of Clinical Oncology. BXCL701 in combination with pembrolizumab demonstrated a 25% (seven out of 28 evaluable patients) composite response rate in mCRPC patients with SCNC phenotype, for whom there is no standard of care. As of December 19, 2022, the median duration of response for the seven composite responders was six-plus months (range 1.3 to 17.4 months). Five of these responders were RECIST 1.1 responders (four confirmed responses and one unconfirmed response) with decreases in tumor size ranging from 42% to 67% and a median duration of response of six-plus months (range 1.3 to 17.4 months). The sixth responder was a CTC and PSA50 responder, with a PSA decrease of 73%. The seventh responder was a PSA50 responder, with a PSA decrease of 50%. Based on these results, we intend to pursue expansion of the Phase 2a trial involving mCRPC patients with SCNC phenotype into a Phase 2b trial, which we expect would enroll 60 patients subject to further changes as we seek regulatory guidance. We intend to meet with the FDA in the second half of 2023 to discuss our plan to expand the current trial into a Phase 2b trial, and the potential for this Phase 2b portion to serve as a registrational trial.

BXCL701 as a Potential Treatment for Small Cell Lung Cancer

The American Cancer Society estimates that in 2023, about 35,751 cases of small cell lung cancer (“SCLC”) will be diagnosed in the U.S. Approximately 60 to 70% of these patients present with extensive disease, and first-line therapy for a majority of these patients involves the combination of a CPI with platinum-based chemotherapy or etoposide.

We are encouraged by the therapeutic potential of BXCL701 for SCLC given the activity it has demonstrated in the ongoing SCNC clinical trial, and we plan to initiate clinical trials targeting this indication. We are planning to conduct a Phase 1b/2 trial designed to be a dose-escalation safety lead-in to establish a recommended Phase 2 dose (“RP2D”). The Phase 2 portion of the trial is anticipated to involve 45 patients administered the RP2D of BXCL701 plus atezolizumab for nine treatment cycles over a six-month period.

We currently expect to initiate the Phase 1b portion of the trial in the second half of 2023 and the Phase 2 proof-of-concept portion in 2024.

BXCL701 as a Potential Treatment for Other Cancers

In addition to its potential use in combination with CPIs to treat mCRPC, an immunologically cold tumor, we are developing BXCL701 as a therapeutic for pancreatic cancer, and other solid tumors with greater, or “non-cold,” immunological activity that are nonetheless regarded as difficult-to-treat, and hematological malignancies. We believe the synergistic potential of BXCL701 and CPIs, when administered in combination, could increase cancer cell susceptibility to an enhanced immune response, potentially increasing the clinical benefit of CPIs, whose single-agent efficacy in treating these tumor types is generally viewed to be limited to between 13% and 30% of cancer patients and whose duration of response to treatment is often short. As such, we envision the potential therapeutic benefit of BXCL701 increasing the sensitivity of cold tumors to CPI therapy, enabling the potential treatment of a range of cancers including pancreatic cancer, breast cancer, colorectal cancer, and ovarian cancer, as well as enhancing the depth of response to CPIs in other cancers. In addition, based on the preclinical observation that BXCL701 showed direct cytotoxic activity against certain leukemic cells, we have initiated clinical development targeting relapsed or refractory acute myeloid leukemia (“AML”).

Pancreatic Cancer

The American Cancer Society estimates that in 2023, approximately 64,050 cases of pancreatic cancer will be diagnosed in the U.S. We are supporting a Phase 2 Investigator Sponsored Trial (“IST”) sponsored by Georgetown Lombardi Comprehensive Cancer Center designed to evaluate the use of BXCL701 along with pembrolizumab to treat pancreatic cancer. Few therapeutic options are available for patients with this indication, which has a five-year survival rate of less than 10%, among the lowest of all cancers. Pancreatic cancer has among the highest levels of overexpression and amplification of DPPs. Preclinical models demonstrated synergy between DPP inhibition with BXCL701 and anti-PD-1 antibody in the pancreatic cancer tumor microenvironment. Based on these preclinical observations, Georgetown Lombardi intends to assess the safety of BXCL701 when administered in combination with pembrolizumab, as well as estimate the 18-week progression-free survival rate. This trial is expected to begin in the second quarter of 2023.

Relapsed or Refractory AML

The American Cancer Society estimates that in 2023, about 20,380 new cases of AML will be diagnosed in the U.S. We are supporting a Phase 1b IST sponsored by Dana-Farber Cancer Institute, designed to evaluate the use of BXCL701, along with the current standard of care to treat relapsed or refractory AML. We believe that pyroptosis triggered by BXCL701 may provide potent single agent cytotoxicity directed toward AML. We also believe that DPP9 copy number may provide an actionable biomarker, as high copy number has been observed to correlate with BXCL701 toxicity in human AML cell lines. DPP8/9 inhibition has been shown to be cytotoxic to THP-1 cells, monocytic cancer cells cultured from a patient with AML, but not other cell lines, suggesting a specific vulnerability of AML to these inhibitors that we believe can be exploited for therapeutic benefit. Based on these preclinical observations, Dana-Farber has initiated a Phase 1b trial to determine the maximum tolerated dose or the RP2D, and to assess the safety of BXCL701 as a single agent. This trial began in the first quarter of 2023. Subject to successful completion of this Phase 1b trial, we anticipate that Dana-Farber will conduct additional studies to determine BXCL701's objective response rate in AML in combination with the standard of care.

Other Potential Anti-Cancer Programs

We collaborated with the University of Texas MD Anderson Cancer Center in a Phase 2a IST to evaluate the potential efficacy of BXCL701 administered in combination with pembrolizumab in patients with advanced solid cancer. The design of this open label trial included two cohorts and incorporated a two-stage configuration, which allowed for an expansion of patient enrollment to a total of 17 patients in each cohort if a RECIST 1.1 complete response or partial response was observed in at least one of the initial nine patients. The first cohort enrolled patients who previously had not received CPI therapy, with a second cohort consisting of patients who were either refractory to CPI therapy or had relapsed while on CPI therapy, meaning that no further response to CPI treatment was anticipated among patients in the second cohort. Trial participants received 200mg of pembrolizumab on day one of a 21-day cycle, with 0.2mg BXCL701 administered twice-daily (“BID”), on days one through seven, the dose increasing to 0.3mg BID on days eight through 14. Evaluable trial participants were required to receive a minimum of two treatment cycles. A preliminary assessment conducted after completion of the first stage of the study of BXCL701 dosed in combination with a CPI, noted responses in two patients, one in each of the CPI naïve and the CPI refractory/relapsed cohorts. Responses included a partial response in a patient with endometrial carcinoma who was CPI-naïve, microsatellite stable, and PD-L1 negative (CPS <1), and a partial response in a CPI-refractory patient with uveal melanoma. These preliminary results were presented at the 2021 American Society of Clinical Oncology annual meeting. Patient enrollment in this trial was completed in the third quarter of 2022.

We believe BXCL701 may have potential application in breast cancer, as its use in combination with monoclonal antibody therapy generated encouraging in vivo data in a preclinical disease model where enhanced antibody-dependent cellular cytotoxicity was observed.

The FDA has granted BXCL701 orphan drug designation for the treatment of AML, Stage IIb to IV melanoma, pancreatic cancer, and soft tissue sarcoma. As we consider BXCL701’s therapeutic potential for additional indications that represent unmet medical needs, we intend to apply for additional orphan drug designations for BXCL701.

Biomarker Development Initiatives Intended to Complement BXCL701 Administration

We are also actively engaged in the identification and development of predictive biomarkers that we believe could be used in conjunction with BXCL701 to predict the likelihood of patient response to therapy across the range of targeted indications. Based on preliminary data from AML patients, we believe DPP9 copy number could correlate to BXCL701 response rate, with a greater likelihood of BXCL701 cytotoxicity in patients with increased DPP9 copy number. We are pursuing its use in our biomarker discovery activities as a potential companion diagnostic. Once our current efficacy trials are completed, we plan to retrospectively analyze correlation between DPP9 copy number and response.

BXCL701 Lifecycle Management Considerations

We envision employing computational and medicinal chemistry approaches to advance development of a next-generation BXCL701 molecule to introduce enhanced life cycle management capabilities. We anticipate that a next-generation molecule may embrace characteristics such as the inhibition of DPP8/9, while providing an improved orally bioavailable pharmacokinetic profile, including a linear pharmacokinetic, a half-life of between 12 and 48 hours, with multiple mechanisms of elimination that are clearly understood and are not burdened with potential drug-drug interaction liabilities. This next generation molecule would be intended to demonstrate anti-cancer activity as either a monotherapy or in combination with an approved CPI.

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

Patent Portfolio

We have multiple patent families filed to protect our Neuroscience program, including BXCL501. As of April 15, 2023, our neuroscience patent portfolio included four Patent Cooperation Treaty (“PCT”) applications, 18 U.S. utility applications, four U.S. provisional, five issued U.S. utility patents, 92 pending non-U.S. utility applications, 11 allowed or granted non-U.S. patents (including three in Japan), one pending U.S. design patent application, and 34 allowed or registered design patents (including two in Japan). Four U.S. utility patents, directed to our proprietary sublingual film formulation of Dex and set to expire no earlier than 2039, are now listed in the FDA's Approved Drug Products with Therapeutic Equivalence Evaluations (the “Orange Book”). In the same family, we also have a granted patent in China, a granted patent in Eurasia, and pending applications in the U.S., China, and other major markets. We expect that patents issuing in this family will expire no earlier than 2039. We have also filed applications in additional patent families that are relevant to BXCL501. We have applications pending in the U.S., Europe and Japan directed to methods of treating insomnia using sublingual Dex. We expect that patents issued from these applications, if any, will expire no earlier than 2035. We also have applications filed in 16 regions/countries, including the U.S., Europe, Japan, and China, directed to methods of treating agitation. We expect that patents issued from these applications, if any, will expire no earlier than 2042. We also have one PCT application directed to treating mania and another to treating depression. If patents issue from those cases, we expect them to expire no earlier than 2041 and 2042, respectively.

We have multiple patent families filed to protect our immuno-oncology program, including our core patent family directed to methods of using BXCL701 with immune checkpoint inhibitors, which is granted in the U.S., Japan, Australia, Canada, Russia, China, South Africa, and United Arab Emirates, and with at least one pending application in the U.S., Mexico, the Republic of Korea, New Zealand, Russia, Australia, Brazil, Hong Kong, and Europe. Patents issued from this family, if any, are expected to expire no earlier than 2036. We have one additional patent issued in the U.S. directed to a method of selecting patients based on a biomarker, with an expected expiration date no earlier than 2039.

Additional applications are directed to administering BXCL701 in combinations with various other molecules, biomarkers, and dosing regimens. We also have one provisional application directed to novel formulations of BXCL701, various dosing regimens, methods of use, and combination therapies. We expect that patents issued from these applications, if any, will expire from 2039 to 2042.

The term of individual patents depends upon the legal term for patents in the countries in which they are obtained. In most countries, including the U.S., the patent term is 20 years from the earliest filing date of a non-provisional patent application. Depending upon the timing, duration, and specifics of FDA approval of our product candidates, a U.S. patent that we own or license may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984 (a.k.a., the “Hatch-Waxman Act”). The act permits a patent restoration term of up to five years as compensation for patent term lost during product development and the drug approval regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND, and the submission date of a new drug application (“NDA”), plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension, and the application for extension must be made prior to patent expiration. The U.S. Patent and Trademark Office (“USPTO”), in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we intend to apply for restorations of patent term for some of our currently owned or licensed patents to add patent life beyond their current expiration date, depending on the expected length of clinical trials and other factors involved in the submission of the relevant NDA.

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

Basis of Presentation

The Company’s condensed consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles.

Components of Our Results of Operations

Product Revenues, Net

Revenues relate to sales of IGALMI and reflect limited market access since commercial launch in July 2022. The revenues are net of rebates, chargebacks, discounts, and other adjustments. During the fourth quarter of 2022, we began contracting directly with intermediaries such as GPOs.

Operating Costs and Expenses

Cost of Goods Sold

Cost of goods sold primarily relate to the costs of producing, packaging and delivering our product to customers.

Research and Development

Our research and development expenses reflect costs associated with the identification of our preclinical and clinical product candidates. Expenditures primarily consist of salary, benefits and non-cash stock-based compensation for our research and development personnel, costs incurred under agreements with contract research organizations and sites that conduct our non-clinical studies and clinical trials, costs of outside consultants engaged in research and development activities, non-cash stock-based compensation and travel expenses, the cost of acquiring, developing and manufacturing preclinical and clinical trial materials and lab supplies, and depreciation and other expenses. Payments to BioXcel LLC are also included in research and development expenses. Costs associated with third parties that provide non-clinical services such as toxicology, pharmacology, research and discovery, biomarker studies and similar services are included in the professional fees category of research and development expenses.

We expense research and development costs as incurred.

Our research and development costs by program for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended
	March 31,
	2023	2022
Direct external costs
BXCL501	$16,468	$8,516
BXCL701	2,667	2,915
Other research and development programs	891	552
Total direct external costs	$20,026	$11,983
Internal personnel costs	6,754	5,852
Sub-total direct costs	$26,780	$17,835
Indirect costs and overhead	1,020	724
Total research and development expenses	$27,800	$18,559

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

Other Expense (Income)

Other expense (income) primarily consists of interest costs associated with the financing agreements the Company put in place in April 2022, changes in fair value of derivative financial instruments, and interest income earned on cash and cash equivalents that were comprised primarily of money market funds. We expect that interest expense will increase in the future, as we meet additional milestones and draw down additional funds under the financing agreements.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements is set forth in Note 3 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

Product Revenues, Net

Product revenues, net in the three months ended March 31, 2023 were $206, comprised of sales of IGALMI, subsequent to commercial launch in July 2022. Sales to date reflect limited market access. There were no revenues in the first quarter of 2022.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2023, were $9, which primarily related to the costs to produce, package and deliver IGALMI to customers. There were no cost of goods sold in the first quarter of 2022.

Research and Development Expense

Research and development expenses for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended
	March 31,
	2023	2022	Change	% Change

Personnel and related costs	$5,458	$4,876	$582	12%
Non-cash stock-based compensation	1,297	975	322	33%
Professional fees	3,634	3,924	(290)	(7)%
Clinical trials expense	13,019	6,315	6,704	106%
Chemical, manufacturing and controls cost	3,471	1,940	1,531	79%
Travel and other costs	921	529	392	74%
Total research and development expenses	$27,800	$18,559	$9,241	50%

The overall increase of $9,241 for the three months ended March 31, 2023 relative to the same period in 2022 was primarily attributable to:

●	An increase in personnel costs related to our efforts to grow our clinical team as we expanded our clinical trials, particularly evaluating BXCL501 for treatment of agitation in patients with Alzheimer’s disease and at-home use for agitation associated with bipolar disorders and schizophrenia.
●	Increased stock-based compensation costs due to increased share grants and higher grant date fair values resulting from a higher price for the Company’s common stock.
●	An increase in clinical trials expense due to the SERENITY III study for expansion of BXCL501 for at-home use for the acute treatment of agitation related to schizophrenia and bipolar disorders, as well as the on-going TRANQUILITY II study of BXCL501 for the potential treatment of agitation in patients with Alzheimer’s disease.
●	Increased chemical, manufacturing, and controls (“CMC”) costs associated with producing materials for our clinical trials of BXCL501 for at-home use for the acute treatment of agitation related to schizophrenia and bipolar disorders and for the treatment of agitation associated with Alzheimer’s disease, and BXCL701 for the treatment of prostate and lung cancers.
●	An increase in travel and other costs as we added personnel.

Following IGALMI’s approval by the FDA, we capitalize costs related to commercial production of IGALMI as inventory and expense those CMC costs related to clinical trials.

Selling, General and Administrative Expense

Selling, general and administrative expenses for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended
	March 31,
	2023	2022	Change	% Change

Personnel and related costs	$9,451	$3,206	$6,245	195%
Non-cash stock-based compensation	3,580	2,850	730	26%
Professional fees	3,041	4,131	(1,090)	(26)%
Commercial and marketing	4,370	1,483	2,887	195%
Insurance	555	570	(15)	(3)%
Travel and other costs	2,598	681	1,917	281%
Total selling, general and administrative expenses	$23,595	$12,921	$10,674	83%

The overall increase of $10,674 for the three months ended March 31, 2023, relative to the same period in 2022 was primarily attributable to:

●	An increase in personnel and related costs due to our efforts to expand our functional teams, particularly in sales, to support commercialization of IGALMI in the U.S.
●	Increased stock-based compensation costs due to increased share grants resulting from increased personnel and higher grant date fair values resulting from a higher price for the Company’s common stock.
●	Higher commercial and marketing expense associated with media, marketing and data and business analytics costs associated with commercialization of IGALMI.
●	An increase in travel and other costs following the commercial launch of IGALMI. In addition, we experienced higher technology costs related to the addition of personnel and expansion of our operations.

These increases were offset by lower professional fees, which decreased in the first quarter of 2023 relative to the same period in 2022 due to lower legal fees, recruiting and consulting costs as general and administrative support functions were expanding in 2022.

Other Expense (Income)

Interest expense increased for the first quarter of 2023 relative to the same period in 2022 primarily due to borrowings under the OFA Facilities the Company put in place in April 2022. The expense was partially offset by interest income earned on cash and cash equivalents that were held primarily in short-term money market funds. Other expense, net is primarily associated with changes in the fair value of derivative financial instruments for the period, which relate to instruments associated with the OFA Facilities.

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

Liquidity and Capital Resources

As of March 31, 2023, we had cash and cash equivalents of $165,521, working capital of $148,509 and stockholders’ equity of $53,005. Net cash used in operating activities was $52,353 and $32,413 for the three months ended March 31, 2023 and 2022, respectively. We incurred losses of $52,796 and $31,472 for the three months ended

March 31, 2023 and 2022, respectively. We have generated limited revenues to date, and we have not yet achieved profitability. We expect that our research and development and selling, general and administrative expenses will continue to increase and, as a result, we will need to generate significant product revenues to achieve profitability. We believe that our current cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for at least one year from the date of this Quarterly Report on Form 10-Q.

We may obtain additional financing through sales of the Company’s equity securities, third-party investments in or other strategic options for OnkosXcel, entering into strategic partnership arrangements and/or short-term borrowings from banks, stockholders or other related parties, if needed, or a combination of any of the foregoing. There are no assurances that we will be successful in obtaining an adequate level of financing as and when needed to finance our operations on terms acceptable to us or at all, particularly when there is market uncertainty or an economic downturn. If we are unable to secure adequate additional funding as and when needed on acceptable or commercially reasonable terms, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more product candidates. In addition, there are various macro-economic trends affecting the financing markets whose impact on our liquidity and future funding requirements are uncertain as of the filing date of this Quarterly Report on Form 10-Q. We will need substantial additional funding, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts. See “Risk Factors – Risks Related to Financial Position and Need for Additional Capital - We will need substantial additional funding, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts” in Part II. Item 1A. of this Quarterly Report on Form 10-Q.

Sources of Liquidity

We have focused our efforts on raising capital and building the products in our pipeline, and only recently on sales for our first FDA approved product IGALMI. Since our inception, our operations have been financed primarily from proceeds from the sale of equity securities, including our initial public offering, private placements of our common stock, registered offerings of our common stock, an Open Market Sale Agreement (the “Sale Agreement”) with Jefferies LLC (“Jefferies”), and borrowings under strategic financing arrangements (as described below). We have not yet established an ongoing source of revenue sufficient to cover our operating costs and will need to do so in future periods.

In April 2022, we entered into two financing agreements; a Credit Agreement and Guaranty (the “Credit Agreement”) by and among the Company, as the borrower, certain subsidiaries of the Company from time to time party thereto as subsidiary guarantors, the lenders party thereto (the “Lenders”), and Oaktree Fund Administration LLC (“OFA”) as administrative agent, and a Revenue Interest Financing Agreement (the “RIFA”; and together with the Credit Agreement, the “OFA Facilities”) by and among the Company, the purchasers party thereto (the “Purchasers”) and OFA as administrative agent. Pursuant to the Credit Agreement, the Lenders agreed to loan us up to $135,000 in senior secured term loans. On April 28, 2022, we borrowed the first tranche of $70,000 of loans. The remaining two tranches of the commitments under the Credit Agreement may be borrowed at our option prior to December 31, 2024 as follows:

●	$35,000 upon satisfaction of certain conditions, including receipt of certain regulatory and financial milestones; and
●	$30,000 upon satisfaction of certain conditions, including specified minimum net sales of the Company attributable to sales of BXCL501 for a trailing 12 consecutive month period.

The foregoing additional amounts were not eligible to be borrowed as of March 31, 2023.

Pursuant to the RIFA, the Purchasers agreed to provide us with up to $120,000 in financing for our near-term commercial activities of IGALMI, development and commercialization of BXCL501 and other general corporate purposes. On July 8, 2022, we drew down the first tranche of $30,000 under the RIFA. The remaining commitments under the RIFA may be drawn at our option prior to December 31, 2024, as follows:

●	$45,000 payment upon satisfaction of certain conditions, including receipt of certain regulatory and patent related milestones and specified minimum net sales of BXCL501 during any consecutive 12-month period; and
●	$45,000 payment upon satisfaction of certain conditions, including receipt of certain regulatory and patent related milestones and specified minimum net sales of BXCL501 during any consecutive 12-month period.

The foregoing additional amounts were not eligible to be borrowed as of March 31, 2023.

In connection with the Credit Agreement, we granted to the Lenders certain warrants to purchase up to 278 shares of our common stock, rights to purchase up to $5,000 of our common stock and warrants to purchase up to 175 individual ownership units (i.e., not in thousands) in OnkosXcel.

See Note 8, Debt and Credit Facilities in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information relating to the Credit Agreement and RIFA, including applicable interest rates, payment obligations and certain restrictive and financial covenants thereunder. As of March 31, 2023, we were in compliance with all restrictive and financial covenants under the Credit Agreement and the RIFA.

In May 2021, we entered into the Sale Agreement with Jefferies pursuant to which we can offer and sell shares of our common stock, having an aggregate offering price of up to $100,000, from time to time, through an “at the market offering” program under which Jefferies will act as sale agent. The Company sold 756 shares under the Sale Agreement with Jefferies in the first quarter of 2023 for net proceeds of $23,918, net of issuance costs of $739.

Cash Flows

	Three months ended March 31,
	2023	2022
Cash (used in) provided by:
Operating activities	$(52,353)	$(32,413)
Investing activities	$—	$(120)
Financing activities	$24,149	$—

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2023 was $52,353 and was primarily attributable to our net loss of $52,796, which is due to our being in the early stages of commercial launch of IGALMI and operating expenses of $51,404, offset by $4,877 in non-cash stock-based compensation. We also paid down balances due to vendors during the period and prepaid certain neuroscience related clinical trial expenses.

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

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2022 was $120 and was primarily attributable to the purchase of equipment. There were no investing activities in the first quarter of 2023.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2023, was $24,149 and was primarily attributable to net proceeds received from the sale of common stock under the Sale Agreement with Jefferies of $23,918 and the exercise of stock options. There were no financing activities in the corresponding period of 2022.

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

We believe that our existing cash and cash equivalents as of March 31, 2023, will be sufficient to enable us to fund operating expenses and capital expenditure requirements for at least the next 12 months from the date of the issuance of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, including funding our ongoing research and development and commercialization efforts. We expect that we will need to obtain substantial additional funding to fund our ongoing operations. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interests of our existing stockholders may be materially diluted, and the terms of these securities could include liquidation or other preferences that could adversely affect the rights of our existing stockholders. In addition, debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends, which could adversely impact our ability to conduct our business. If we are unable to raise capital when needed or on attractive terms, we could be forced to significantly delay, scale back or discontinue the development or commercialization of our product candidates, seek collaborators at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available, and relinquish or license, potentially on unfavorable terms, our rights to our product candidates that we otherwise would seek to develop or commercialize ourselves.

Contractual Obligations and Commitments

In April 2022, the Company signed a commercial supply agreement that requires minimum annual payments for the first three years of the agreement that in aggregate total $10,000 for the three-year period and the minimum commitment for 2023 is $3,000.

In February 2022, we signed a distribution agreement with a third-party to distribute product related to BXCL501 in the U.S. The distributor will be paid defined fees for its services under the agreement, which can be terminated by either party for cause. The distribution agreement can also be terminated by us without cause, subject to payment of agreed upon termination fees.

BTI leases office space for its corporate headquarters at 555 Long Wharf Drive, New Haven, Connecticut (the “HQ Lease”). The HQ Lease expires in February 2026. The Company has an option to renew the HQ Lease for one additional five-year term. Payments under the HQ Lease are fixed. The Company has approximately $1,117 of payments remaining under the HQ Lease. For additional details, see Note 12, Leases in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information relating to the Company’s leases.

In addition, we are obligated to make quarterly interest and royalty payments under our Credit Agreement and RIFA, respectively. For additional details, see Note 8, Debt and Credit Facilities in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information relating to the Company’s debt payment obligations.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. We have reviewed and determined that those critical accounting policies and estimates remain our critical accounting policies and estimates as of and for the three months ended March 31, 2023. No material changes were made to our existing critical accounting policies and estimates during the period presented. Refer to Note 3, Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements elsewhere in this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Risk

As of March 31, 2023, we had $165,521 of cash and cash equivalents. Our cash and cash equivalents are primarily held in U.S. Government money market funds and U.S. Treasury bills. We do not participate in any foreign currency hedging activities and have limited exposure to other derivative financial instruments, primarily resulting from the terms and conditions of the OFA Facilities. We did not recognize any significant exchange rate losses during the three months ended March 31, 2023 and 2022, respectively.

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

Interest Rate Risk

The loans under the Credit Agreement bear interest at a fixed annual rate of 10.25%, payable quarterly, and the RIFA is repaid based on a multiple of invested capital. Consequently, we do not have material floating interest rate exposure due to our indebtedness.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

You should carefully consider the risks described below, as well as general economic and business risks and the other information in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The occurrence of any of the events or circumstances described below or other adverse events could have a material adverse effect on our business, results of operations and financial condition and could cause the trading price of our common stock to decline. Additional risks or uncertainties not presently known to us or that we currently deem immaterial may also harm our business.

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

Since our inception, we have incurred significant operating losses. Our net loss was $52.8 million and $31.5 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had stockholders’ equity of approximately $53.0 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We have only one product candidate approved for marketing in the U.S., none in any other jurisdiction, and may never receive approval beyond the one product approved to date. It could be several years, if ever, before we have a commercialized product that generates significant revenues through sales of IGALMI or our product candidates, if approved. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

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

Although we have obtained FDA approval for IGALMI, because of the numerous risks and uncertainties associated with product development, we are unable to accurately predict the timing or amount of expenses or when, or if, we will obtain marketing approval to commercialize any additional product candidates. If we are required by the FDA, or other regulatory authorities such as the European Medicines Agency (“EMA”) to perform studies and trials in addition to those currently expected, or if there are any delays in the development, or in the completion of any planned or future preclinical studies or clinical trials of our current or future product candidates, our expenses could increase and profitability could be further delayed.

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

We expect that our cash and cash equivalents as of March 31, 2023, will be sufficient to fund our ongoing research and development efforts and commercialization efforts for at least 12 months from the date of the issuance of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. We will be required to expend significant funds to commercialize IGALMI in the U.S. and advance the development of BXCL501, BXCL701, BXCL502 and our other product candidates. In addition, while we may seek one or more collaborators for future development of our current product candidates or any future product candidates that we may develop for one or more indications, we may not be able to enter into a collaboration for any of our product candidates for such indications on suitable terms, on a timely basis or at all. In any event, our existing cash will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of our product candidates or our other preclinical programs. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. We may also seek third-party investments in or other strategic options for our subsidiary, OnkosXcel. Further financing may not be available to us on acceptable terms, or at all. In addition, we are reliant on the financial institutions with which we hold our cash and cash equivalents. If such institutions were to close, we may not be able to recover all of our cash or cash equivalents held at such institutions. Moreover, market volatility resulting from the COVID-19 pandemic, credit crises, adverse macroeconomic conditions, such as high interest or inflation rates, or other factors could also adversely impact our ability to access capital as and when needed. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

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

As of April 30, 2023, we had aggregate principal indebtedness of $101.2 million outstanding under two financing agreements: a Credit Agreement and Guaranty (the “Credit Agreement”) by and among the Company, as the borrower, certain subsidiaries of the Company from time to time party thereto as subsidiary guarantors, the lenders party thereto (the “Lenders”), and Oaktree Fund Administration LLC (“OFA”) as administrative agent, and a Revenue Interest Financing Agreement (the “RIFA”; and together with the Credit Agreement, the “OFA Facilities ”) by and among the Company, the purchasers party thereto (the “Purchasers”) and OFA as administrative agent. Approximately $71.2 million of the indebtedness relates to the Credit Agreement, pursuant to which the Lenders have agreed to loan us up to an additional $65.0 million in senior secured term loans, and $30.0 million relates to the RIFA, pursuant to which the Purchasers agreed to fund an additional $90.0 million upon satisfaction of certain conditions. The RIFA requires us to make tiered revenue interest payments on U.S. net sales of IGALMI and any other future BXCL501 products equal to a royalty ranging from 0.375% to 7.750% of net sales of IGALMI and any other future BXCL501 products in the U.S., as well as certain additional payments to the Purchasers from time to time, to ensure that the aggregate amount of payments received by the Purchasers under the RIFA are at least equal to certain agreed upon minimum levels as of certain specified dates, subject to terms and conditions set forth in the RIFA.

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

Restrictive covenants in the Credit Agreement and RIFA each place limits on our ability to conduct our business. The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions, subject to certain exceptions, including specific exceptions with respect to product commercialization and development activities. We must also comply with certain financial covenants under the Credit Agreement that require we maintain a minimum cash liquidity amount of $15 million (or higher upon certain events) and future minimum revenue thresholds beginning in with the fourth quarter of 2023. The RIFA contains customary representations and warranties and certain restrictions on our ability to incur indebtedness and grant liens on intellectual property related to BXCL501. In addition, the RIFA provides that if certain events occur, including certain bankruptcy events, failure to make payments, a change of control, an out-license or sale of all of the rights in and to BXCL501 in the U.S., in each case except a permitted licensing transaction (as defined in the RIFA) and, subject to applicable cure periods, material breach of the covenants in the RIFA, OFA, at the direction of the Purchasers, may require us to repurchase certain of the Purchasers’ interests.

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

The success of IGALMI, and of BXCL501, BXCL701, BXCL502 and our other product candidates will depend on several factors, including the following:

●	acceptance of an investigational new drug application (“IND”) by the FDA or acceptance of comparable applications by foreign regulatory authorities allowing us to conduct clinical trials of our product candidates in the U.S. or in foreign jurisdictions;
●	initiation, progress, timing, costs and results of clinical trials of our product candidates and potential product candidates;
●	demonstration of safety and efficacy of our product candidates to the satisfaction of the FDA, or any comparable foreign regulatory authority, and sufficient for marketing approval;
●	the timing and performance of our current and future collaborators;
●	the nature of any required post-marketing clinical trials or other commitments to applicable regulatory authorities;
●	establishment of supply arrangements with third-party raw materials suppliers and manufacturers;

●	establishment of arrangements with third-party manufacturers to obtain finished drug product that is appropriately packaged for sale;
●	adequate ongoing availability of raw materials and drug product for clinical development and any commercial sales;
●	obtaining and maintaining patent, trade secret protection and regulatory exclusivity, both in the U.S. and internationally;
●	protection of our rights in our intellectual property portfolio;
●	successful launch of commercial sales following any marketing approval;
●	a continued acceptable safety profile following any marketing approval;
●	commercial acceptance by patients, the medical community and third-party payors; and
●	our ability to compete with other therapies.

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

Before obtaining marketing approval from the FDA, or other comparable foreign regulatory authorities, for the sale of our product candidates, we must complete preclinical development and extensive clinical trials to demonstrate the safety and efficacy of our product candidates. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Although we are planning for certain clinical trials relating to BXCL501, BXCL701, BXCL502 and our other product candidates, there can be no assurance that the FDA, or other comparable foreign regulatory authorities, will accept our proposed trial designs. We may experience delays in our clinical trials and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays related to:

●	the FDA, or comparable foreign regulatory authorities, disagreeing as to the design or implementation of our clinical studies;
●	obtaining regulatory authorizations to commence a trial or consensus with regulatory authorities on trial designs;
●	reaching agreement on acceptable terms with prospective contract research organizations (“CROs”) and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	diversion of health care resources to combat epidemics, such as the COVID-19 pandemic;
●	obtaining institutional review board approval at each site, or independent ethics committee approval at any sites outside the U.S.;
●	dependence on the needs and timing of third-party collaborators;
●	changes to clinical trial protocols;
●	recruiting suitable patients to participate in a trial in a timely manner and in sufficient numbers;
●	clinical sites deviating from trial protocol or dropping out of a trial;
●	addressing patient safety concerns that arise during the course of a trial;
●	having patients complete a trial or return for post-treatment follow-up;
●	imposition of a clinical hold by regulatory authorities, including as a result of unforeseen safety issues or side effects or failure of trial sites to adhere to regulatory requirements;
●	the occurrence of SAEs in trials of the same class of agents conducted by other companies or institutions;
●	subjects choosing an alternative treatment for the indications for which we are developing our product candidates, or participating in competing trials;
●	adding a sufficient number of clinical trial sites;
●	manufacturing sufficient quantities of a product candidate for use in clinical trials;
●	lack of adequate funding to continue the clinical trial;
●	selection of clinical end points that require prolonged periods of clinical observation or analysis of the resulting data;

●	a facility manufacturing our product candidates or any of their components being ordered by the FDA, or comparable foreign regulatory authorities, to temporarily or permanently shut down due to violations of current good manufacturing practice (“cGMP”) regulations or other applicable requirements, or infections or cross-contaminations of product candidates in the manufacturing process;
●	any changes to our manufacturing process that may be necessary or desired;
●	third-party clinical investigators losing the licenses or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or consistent with the clinical trial protocol, good clinical practice (“GCP”) or other regulatory requirements; or
●	third-party contractors not performing data collection or analysis in a timely or accurate manner; or third-party contractors becoming debarred or suspended or otherwise penalized by the FDA, or other government or regulatory authorities, for violations of regulatory requirements, in which case, we may need to find a substitute contractor, and we may not be able to use some or all of the data produced by such contractors in support of our marketing applications.

In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. For example, in April 2021, PLACIDITY enrollment was voluntarily paused to assess challenges posed in opening relevant clinical sites and enrolling delirium patients in the intensive care unit settings, and we also faced disruptions to our TRANQUILITY II trial, including as a result of the burden COVID-19.

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

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. Patient enrollment is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, the size of the patient population required for analysis of the trial’s primary endpoints, our ability to recruit clinical trial investigators with the appropriate competencies and experience, our ability to obtain and maintain patient consents, the risk that patients enrolled in clinical trials will drop out of the trials before completion, and competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. Our ability to enroll patients in our clinical trials has been, and may in the future be, impacted by governmental restrictions and diversion of health care resources resulting from the COVID-19 pandemic. Many pharmaceutical companies are conducting clinical trials in patients with the disease indications that our product candidates are designed to target. As a result, we must compete with them for clinical sites, physicians and the limited number of patients who fulfill the stringent requirements for participation in clinical trials. Also, due to the confidential nature of clinical trials, we do not know how many of the eligible patients may be enrolled in competing studies and who are consequently not available to us for our clinical trials. Our clinical trials may be delayed or terminated due to the inability to enroll enough patients. The delay or inability to meet planned patient enrollment may result in increased costs and delay or termination of our trials, which could have a harmful effect on our ability to develop products.

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

Additionally, if we or others later identify undesirable side effects caused by IGALMI or any other product candidate that receives marketing approval, a number of potentially significant negative consequences could result, including:

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

Regulators may limit our ability to develop or implement our proprietary AI algorithms and/or may eliminate or restrict the confidentiality of our proprietary technology, which could have an adverse effect on our business, results of operations, and financial condition.

Our future success depends on our ability to continue to develop and implement our proprietary AI algorithms and models, and to maintain the confidentiality of this technology. Changes to existing regulations, their interpretation or implementation, or new regulations could impede our use of this technology or require that we disclose our proprietary technology to our competitors, which could impair our competitive position and result in an adverse effect on our business, results of operations and financial condition.

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

If we are required by the FDA, or similar regulatory authorities, to obtain approval (or clearance, or certification) of a companion diagnostic device in connection with approval of one of our product candidates, and we do not obtain, or face delays in obtaining approval (or clearance, or certification) of a companion diagnostic device, we will not be able to commercialize the product candidate, and our ability to generate revenue will be materially impaired.

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

The regulation of companion diagnostics in the EU will be subject to further requirements since the IVDR introduces a new classification system for companion diagnostics. Companion diagnostics will have to undergo a conformity assessment by a notified body. Before it can issue a CE certificate, the notified body must seek a scientific opinion from the EMA on the suitability of the companion diagnostic to the medicinal product concerned if the medicinal product falls exclusively within the scope of the centralized procedure for the authorization of medicines, or the medicinal product is already authorized through the centralized procedure, or a marketing authorization (“MA”) application for the medicinal product has been submitted through the centralized procedure. For other substances, the notified body can seek the opinion from a national competent authority or the EMA.

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

In addition, the manufacturing processes, labeling, packaging, distribution, AE reporting, storage, advertising, promotion, import, export and recordkeeping for IGALMI are and will remain subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, and on-going compliance with cGMPs, and GCPs for any clinical trials that we conduct post-approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities for compliance with cGMP regulations and standards. If we or a regulatory authority discover previously unknown problems with a product, such as AEs of unanticipated severity or frequency, or problems with the facilities where the product is manufactured, a regulatory authority may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing.

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

We may choose to conduct one or more of our clinical trials or a portion of our clinical trials for our product candidates outside the U.S. The acceptance of study data from clinical trials conducted outside the U.S. or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, if the clinical trial was not otherwise subject to an IND, the FDA will not accept the data as support for an application for marketing approval unless the study was conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an on-site inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the U.S. or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and could result in current or future product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

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

Since January 1, 2021, the UK operates under a distinct regulatory regime to the EU. EU pharmaceutical laws only apply in respect of the UK to Northern Ireland (as set out in the Protocol on Ireland/Northern Ireland ). EU laws which have been transposed into UK law through secondary legislation continue to be applicable as “retained EU law”. While the UK has indicated a general intention that new laws regarding the development, manufacture and commercialization of medicinal products in the UK will align closely with EU law, there are limited detailed proposals for future regulation of medicinal products. The trade and cooperation agreement includes specific provisions concerning medicinal products, which include the mutual recognition of cGMP, inspections of manufacturing facilities for medicinal products and cGMP documents issued (such mutual recognition can be rejected by either party in certain circumstances) but does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations. For example, it is not clear to what extent the UK will adopt legislation aligned with, or similar to, the EU CTR which became applicable on January 31, 2022 and which significantly reforms the assessment and supervision processes for clinical trials throughout the EU. On January 17, 2022, the UK Medicines and Healthcare products Regulatory Agency (“MHRA”) launched an eight-week consultation on reframing the UK legislation for clinical trials. The consultation closed on March 14, 2022 and aims to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The outcome of the consultation will be closely watched and will determine whether the UK chooses to align with the regulation or diverge from it to maintain regulatory flexibility. A decision by the UK not to closely align its regulations with the new approach that will be adopted in the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries and/or make it harder to seek a MA in the EU for our product candidates on the basis of clinical trials conducted in the UK.

Therefore, there remains political and economic uncertainty regarding to what extent the regulation of medicinal products will differ between the UK and the EU in the future. Any divergences will increase the cost and complexity of running our business, including with respect to the conduct of clinical trials. Brexit also materially impacted the regulatory regime with respect to the approval of our product candidates. Great Britain is no longer covered by the EU’s procedures for the grant of MAs (Northern Ireland is covered by the centralized authorization procedure and can be covered under the decentralized or mutual recognition procedures). As of January 1, 2021, all existing centralized MAs were automatically converted into UK MAs effective in Great Britain and issued with a UK MA number on January 1, 2021 (unless MA holders opted out of this scheme). A separate MA is now required to market drugs in Great Britain. It is currently unclear whether the regulator in the UK, the MHRA, is sufficiently prepared to handle the increased volume of MA applications that it is likely to receive. Any delay in obtaining, or an inability to obtain, any regulatory approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in Great Britain and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in Great Britain for our product candidates, which could significantly and materially harm our business. The UK’s withdrawal from the EU and the associated uncertainty has had and may continue to have a significant adverse effect on global economic conditions and the stability of global financial markets and could significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Asset valuations, currency exchange rates and credit ratings may be especially subject to increased market volatility. Any of these factors could have a significant adverse effect on our business, financial condition, results of operations and prospects.

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

Our inability to retain sufficient clinical trial liability insurance at an acceptable cost to protect against potential liability claims could prevent or inhibit our ability to conduct clinical trials for product candidates we develop. We may be unable to obtain appropriate levels of such insurance. Even if we do secure clinical trial liability insurance for our programs, we may not be able to achieve sufficient levels of such insurance. Any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that exceeds the limits of our insurance coverage. We have supplemented our clinical trial coverage with product liability coverage in connection with the commercial launch of IGALMI and expect that we would similarly supplement our coverage for any of our other product candidates that may receive regulatory approval, but we may be unable to obtain such increased coverage on acceptable terms or at all. If we are found liable in a clinical trial lawsuit or a product liability lawsuit in the future, we will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

Risks Related to Commercialization of Our Product Candidates

If our products do not gain market acceptance or if we fail to accurately forecast demand or manage our inventories, our business will suffer because we might not be able to fund future operations.

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

Our results of operations could be materially harmed if we are unable to accurately forecast customer demand for IGALMI and manage our inventory. To ensure adequate inventory supply, we must forecast inventory needs and place orders with our suppliers based on our estimates of future demand for IGALMI. Our ability to accurately forecast demand for IGALMI could be negatively affected by many factors, including our failure to accurately manage our expansion strategy, product introductions by competitors, an increase or decrease in customer demand for IGALMI or for products of our competitors, our failure to accurately forecast customer acceptance of new products, unanticipated changes in general market conditions or regulatory matters, and weakening of economic conditions or consumer confidence in future economic conditions. Inventory levels in excess of customer demand may result in inventory write-downs or write-offs, which would cause our gross margin to be adversely affected and could impair the strength of our brand. Conversely, if we underestimate customer demand for IGALMI, our third-party contract manufacturer may not be able to deliver products to meet our requirements, and this could result in damage to our reputation and customer relationships. In addition, if we experience a significant increase in demand, additional supplies of raw materials or additional manufacturing capacity may not be available when required on terms that are acceptable to us, or at all, or suppliers or our third-party manufacturers may not be able to allocate sufficient capacity in order to meet our increased requirements, which could have an adverse effect on our ability to meet customer demand for IGALMI and our results of operations.

We seek to maintain sufficient levels of inventory to protect ourselves from supply interruptions. As a result, we are subject to the risk that a portion of our inventory will become obsolete or expire, which could have a material adverse effect on our earnings and cash flows due to the resulting costs associated with the inventory impairment charges and costs required to replace such inventory.

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

Regulatory authorities in some jurisdictions, including the U.S. and EU, may designate drugs intended for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the U.S., or a patient population greater than 200,000 individuals in the U.S. where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the U.S. In the EU, orphan drug designation is granted by the European Commission based on a scientific opinion of the EMA’s Committee for Orphan Medicinal Products. A medicinal product may be designated as orphan if its sponsor can establish that (i) the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (ii) either (a) such condition affects no more than 5 in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify investment; and (iii) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the medicinal product will be of significant benefit to those affected by the condition. The application for orphan designation must be submitted before the application for MA.

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

We have limited experience in marketing and selling drug products. We have not entered into arrangements for the sale and marketing of IGALMI or BXCL501, BXCL502, BXCL701, BXCL702 or any other product candidate. Typically, pharmaceutical companies would employ groups of sales representatives and associated sales and marketing staff numbering in the hundreds to thousands of individuals to call on the large number of physicians and hospitals. We may seek to collaborate with a third-party to market our drugs or may seek to market and sell our drugs by ourselves. If we seek to collaborate with a third-party, we cannot be sure that a collaborative agreement can be reached on terms acceptable to us. We may also need to hire additional personnel skilled in marketing and sales for our direct marketing and selling efforts. We cannot be sure that we will be able to acquire, or establish third-party relationships to provide, any or all of these marketing and sales capabilities. The maintenance and expansion of our direct sales force or establishment of a contract sales force, or a combination thereof, as applicable, to market our products is expensive and time-consuming and could delay any product launch. Further, we can give no assurances that we will be able to maintain a direct and/or contract sales force for any period of time or that our sales efforts will be sufficient to grow our revenues or that our sales efforts will ever lead to profits. A direct sales force has in the past and may in the future subject us to higher fixed costs than those of companies that market competing products through independent third parties, due to the costs that we bear associated with employee benefits, training, and managing sales personnel. As a result, we could be at a competitive disadvantage. Additionally, these fixed costs may slow our ability to reduce costs if needed, which could have a material adverse effect on our business, financial condition, and results of operations.

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

Established biopharmaceutical companies may invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make our product candidates less competitive. In addition, any new product that competes with an approved product must demonstrate compelling advantages in efficacy, convenience, tolerability and safety to overcome price competition and to be commercially successful. Accordingly, our competitors may succeed in obtaining patent protection, discovering, developing, receiving FDA approval for or commercializing drugs before we do, which would have an adverse impact on our business and results of operations.

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

There can be no assurance that IGALMI, or BXCL501, BXCL502, BXCL701, BXCL702 and our other product candidates or any other product candidate successfully developed by us, independently or with partners, if approved, will be accepted by physicians, hospitals and other health care facilities. IGALMI competes, and BXCL501, BXCL502, BXCL701, BXCL702 and any future product candidates we develop will compete, with a number of products manufactured and marketed by major pharmaceutical and biotechnology companies. The degree of market acceptance of IGALMI and any drugs we develop depends on a number of factors, including:

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

Pricing and rebate calculations are complex, vary among products and programs, and are often subject to interpretation by manufacturers, governmental or regulatory agencies, and the courts. The terms, scope and complexity of these government pricing programs change frequently, as do interpretations of applicable requirements for pricing and rebate calculations. Responding to current and future changes may increase our costs and the complexity of compliance will be time-consuming. Any required refunds to the U.S. government or responding to a government investigation or enforcement action would be expensive and time consuming and could have a material adverse effect on our business, results of operations and financial condition. Price recalculations under the MDRP also may affect the ceiling price at which we may be required to offer products under the 340B program. Civil monetary penalties can be applied if we are found to have knowingly submitted any false price or product information to the government, if we fail to submit required price data on a timely basis, or if we are found to have charged 340B program covered entities more than the statutorily mandated ceiling price. In the event that CMS were to terminate our Medicaid rebate agreement, pursuant to which we participate in the MDRP, no federal payments would be available under Medicaid or Medicare for our covered outpatient drugs. We cannot assure you that price data submissions we make will not be found to be incomplete or incorrect.

Risks Related to Our Relationship with BioXcel LLC

BioXcel LLC has significant influence over the direction of our business, and the concentrated ownership of our common stock will prevent you and other stockholders from influencing significant decisions.

As of March 31, 2023, BioXcel LLC owned approximately 29% of the economic interest and voting power of our outstanding common stock and BioXcel LLC is controlled by BioXcel Holdings, Inc. Dr. Vimal Mehta is a co-founder and significant stockholder of BioXcel Holdings, Inc. Krishnan Nandabalan is a co-founder and serves as a senior executive and member of the board of BioXcel LLC and BioXcel Holdings, Inc. See “The management of and beneficial ownership in BioXcel LLC by our executive officers and our directors may create, or may create the appearance of, conflicts of interest.” below. Even though BioXcel LLC controls less than a majority of the voting power of our outstanding common stock, it may influence the outcome of such corporate actions so long as it owns a significant portion of our common stock.

Approval of commercial terms between us and BioXcel LLC does not preclude the possibility of stockholder litigation, including but not limited to derivative litigation nominally against BioXcel LLC and against its directors and officers and also against us and our directors and officers.

The commercial terms of the Separation and Shared Services Agreement (the “Services Agreement”) and the Amended and Restated Asset Contribution Agreement (the “Contribution Agreement”) that we entered into with BioXcel LLC have not been negotiated by persons consisting solely of disinterested directors.

No assurance can be given that any equityholder of BioXcel LLC or the Company will not claim in a lawsuit that such terms in fact are not in the best interests of BioXcel LLC or the Company and its applicable equity holders, that the directors and officers of BioXcel LLC or the Company breached their fiduciary duties in connection with such agreements and that any disclosures by the Company to its stockholders regarding these agreements and the relationship between BioXcel LLC and us did not satisfy applicable requirements. In any such instance, we and our directors and officers may also be named as defendants and we would have to defend ourselves and our directors and officers. While we would seek indemnification from BioXcel LLC under the terms of these agreements against any damages or other costs, which could be substantial, no such indemnification has yet been agreed to or may be agreed to and be in effect. Further, any such litigation would be time-consuming and would divert focus and resources from the development of our product candidates and our business, including but not limited to possibly delaying our clinical trials due to our management having to spend time and attention on such litigation.

We continue to depend on BioXcel LLC to provide us with certain services for our business.

We rely, in part, on BioXcel LLC and access to its EvolverAI, a research and development engine created and owned by BioXcel LLC, to identify, research and develop potential product candidates in neuroscience and immuno-oncology. We negotiated the Services Agreement with BioXcel LLC pursuant to which BioXcel LLC shall perform product identification and related services for us utilizing its EvolverAI. Under the Services Agreement, we have an option, exercisable until December 31, 2024, to enter into a collaborative services agreement with BioXcel LLC pursuant to which BioXcel LLC shall perform product identification and related services for us utilizing its EvolverAI. To maintain the ability to exercise the foregoing option, pursuant to an amendment to the Services Agreement effective as of April 19, 2022, the Company agreed to pay BioXcel LLC $18,000 per month from March 13, 2023, to December 31, 2024. The parties are obligated to negotiate the collaborative services agreement in good faith and to incorporate reasonable market-based terms, including consideration for BioXcel LLC reflecting a low, single-digit royalty on net sales and reasonable development and commercialization milestone payments, provided that (i) development milestone payments shall not exceed $10 million in the aggregate and not be payable prior to proof of concept in humans and (ii) commercialization milestone payments shall be based on reaching annual net sales levels, be limited to 3% of the applicable net sales level, and not exceed $30 million in the aggregate. BioXcel LLC shall continue to make such product identification and related services available to us until at least December 31, 2024.

In addition, at the time of our initial public offering (“IPO”), BioXcel LLC granted us (i) a first right to negotiate exclusive rights to any additional product candidates in the fields of neuroscience and immuno-oncology that BioXcel LLC may identify on its own and not in connection with BioXcel LLC’s provision of services to us under the Services Agreement and (ii) an exclusivity agreement in the neuroscience and immuno-oncology fields whereby BioXcel LLC agreed not develop drugs, or engage in preclinical discovery for the purpose of developing drugs, in the neuroscience and immuno-oncology fields for or on behalf of a third party, utilizing EvolverAI or otherwise. This first right to negotiate and exclusivity period expired on March 12, 2023 and there is no assurance that we will extend the terms of the agreement. We are continuing to assess our ongoing business needs. If our rights under the Services Agreement were to become limited or if we are otherwise precluded from conducting research and development using EvolverAI, or if BioXcel LLC does not fulfill its obligations under the agreements, such development could materially adversely affect our future operating results, financial condition, and prospects. Furthermore, certain individuals conducting services on our behalf are not our employees, and we cannot control whether they devote sufficient time, skill and resources to our ongoing development programs. We also cannot ensure that BioXcel LLC retains sufficient resources or personnel or otherwise to conduct its operations. BioXcel LLC may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting research and development activities, which could impede their ability to devote appropriate time to our research and development programs. BioXcel LLC is not currently restricted from using EvolverAI to perform drug discovery services for our direct competitors, and if we do not extend the exclusivity period in the neuroscience and immuno-oncology fields, this could harm our competitive position and adversely affect our future operating results and financial condition.

The management of and beneficial ownership in BioXcel LLC may create, or may create the appearance of, conflicts of interest.

The management of and beneficial ownership in BioXcel LLC by our executive officer and our directors may create, or may create the appearance of, conflicts of interest. For example, our Chief Executive Officer and director on our Board, Vimal Mehta, Ph.D., is a co-founder and significant stockholder of BioXcel Holdings, Inc., which controls BioXcel LLC. A director on our Board, Krishnan Nandabalan, Ph.D., is a manager and officer of BioXcel LLC, as well as a director, officer, and significant stockholder of BioXcel Holdings, Inc. Additionally, as of April 27, 2023, Dr. Nandabalan, through his beneficial ownership of BioXcel LLC, owned approximately 30% of the Company. Management and ownership of BioXcel LLC by affiliates, creates, or may create the appearance of, conflicts of interest when these individuals are faced with decisions that could have different implications for BioXcel LLC than the decisions have for us, including decisions that relate to our Services Agreement and Contribution Agreement, as well as potential agreements relating to future product candidates and AI-related services or collaborations. Any perceived conflicts of interest resulting from investors questioning the independence of our management or the integrity of corporate governance procedures may materially affect our stock price and expose us to litigation risk.

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

BioXcel LLC may experience challenges with the acquisition, development, enhancement, or deployment of technology necessary for EvolverAI. We may face similar challenges with other AI platforms that we utilize, including our own in-house proprietary platform.

BioXcel LLC operates in businesses that require sophisticated computer systems and software for data collection, data processing, cloud-based platforms, analytics, statistical projections and forecasting, mobile computing, social media analytics and other applications and technologies. BioXcel LLC seeks to address its technology risks by increasing its reliance on the use of innovations by cross-industry technology leaders and adapt these for their pharmaceutical, biotechnology, biopharmaceutical, diagnostic, medical device and contract research and manufacturing clients. Some of the technologies supporting the industries they serve are changing rapidly and we must continue to adapt to these changes in a timely and effective manner at an acceptable cost. They also must continue to deliver data to their clients in forms that are easy to use while simultaneously providing clear answers to complex questions. We also utilize our own in-house AI platform.

There can be no guarantee that we or BioXcel LLC will be able to develop, acquire or integrate new technologies, that these new technologies will meet our and BioXcel LLC’s needs or achieve our expected goals, or that we will be able to do so as quickly or cost-effectively as our competitors. Significant technological change could render BioXcel LLC’s EvolverAI or other AI platforms that we utilize obsolete. BioXcel LLC’s and our continued success will depend on its ability to adapt to changing technologies, manage and process ever-increasing amounts of data and information and improve the performance, features and reliability of its services in response to changing client and industry demands. If EvolverAI or other AI and machine learning models that we use are incorrectly designed, do not operate properly, the data we use to train them is incomplete, inadequate or biased in some way, or if we do not have sufficient rights to use the data on which our AI and machine learning models rely, the performance of our products, services and businesses, as well as our reputation, could suffer or we could incur liability through the violation of laws, third-party privacy rights or contracts to which we are a party. BioXcel LLC or we may experience difficulties that could delay or prevent the successful design, development, testing, and introduction of advanced versions of EvolverAI, limiting our ability to identify new product candidates. New services, or enhancements to existing EvolverAI services, may not adequately meet our requirements. Any of these failures could have a material adverse effect on our operating results and financial condition.

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

We entered into a commercial supply agreement with ARx, LLC (“ARx”) pursuant to which ARx has agreed to exclusively manufacture and supply us with all of our worldwide demand of film formulation of Dex to be used for the commercial supply of IGALMI and for ongoing clinical trials of our product candidate BXCL501, subject to certain alternative supply provisions. If ARx is unable or ceases to produce our supply of Dex in sufficient quantities as and when needed, our business would be harmed because there can be no assurance that we will be able to identify or enter into agreements with alternative suppliers on a timely basis on acceptable terms, if at all. An interruption in our ability to sell our products to customers could occur if we encounter delays or difficulties in securing Dex, or if the quantity or quality supplied does not meet our specifications, or if we cannot then obtain an acceptable substitute. If any of these events occur, our business and operating results could be harmed. Our specified minimum annual payment could adversely affect our cash flows, such as in times when we have sufficient inventory and would otherwise be able to use our cash for other purposes.

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

In order to conduct clinical trials of our product candidates and commercialize any approved product candidates, we, or our manufacturers, including ARx, and the Patheon pharma services division of Thermo Fisher Scientific Inc., will need to manufacture them in large quantities. We, or our manufacturers, may be unable to successfully increase the manufacturing capacity for any of our approved products or product candidates in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities. If we, or any of our manufacturers, are unable to successfully scale up the manufacture of our approved products or product candidates in sufficient quality and quantity, the development, testing, and clinical trials of that product candidate may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business. If we are unable to obtain or maintain third-party manufacturing for commercial supply of our approved products, or to do so on commercially reasonable terms, we may not be able to develop and commercialize our approved products or product candidates successfully.

Our failure to find third-party collaborators to assist or share in the costs of product development could materially harm our business, financial condition, and results of operations.

Our strategy for the development and commercialization of our proprietary products and product candidates may include the formation of collaborative arrangements with third parties. Collaborators have significant discretion in determining the efforts and resources they apply and may not perform their obligations as expected. Potential third-

party collaborators include biopharmaceutical, pharmaceutical and biotechnology companies, academic institutions and other entities. Third-party collaborators may assist us in:

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

If we or any of the third parties with whom we engage were to experience shutdowns or other business disruptions from the COVID-19 pandemic or other pandemics, epidemics or outbreaks of infectious disease, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted.

We will need to increase the size of our organization and the scope of our outside vendor relationships, and we may experience difficulties in managing growth.

In addition to our employees, we have access to certain of BioXcel LLC’s employees and resources through the various agreements we have with BioXcel LLC. We have been expanding our management team to include an operational ramp-up of additional technical staff required to achieve our business objectives. We will need to continue to expand our managerial, commercial, operational, technical, and scientific, financial, and other resources to manage our operations and clinical trials, continue our research and development activities, and commercialize IGALMI and any approved product candidates. Our management and scientific personnel, systems and facilities currently in place may not be adequate to support our future growth.

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

We may utilize the services of third-party vendors to perform tasks including preclinical and clinical trial management, statistics and analysis, regulatory affairs, medical advisory, market research, formulation development, chemistry, manufacturing and control activities, other drug development functions, legal, auditing, financial advisory, and investor relations. Our growth strategy may also entail expanding our group of contractors or consultants to implement these and other tasks going forward. Because we rely on numerous consultants to outsource many key functions of our business, we will need to be able to effectively manage these consultants to ensure that they successfully carry out their contractual obligations and meet expected deadlines. However, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for our product candidate or otherwise advance our business. There can be no assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all. If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may be unable to successfully implement the tasks necessary to further develop and commercialize our product candidate and, accordingly, may not achieve our research, development and commercialization goals.

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

Our operations, and those of our directors, advisors, contractors, consultants, CROs, and collaborators, could be adversely affected by earthquakes, floods, hurricanes, typhoons, extreme weather conditions, fires, water shortages, power failures, business systems failures, medical epidemics, and other natural and man-made disaster or business interruptions. Our phones, electronic devices and computer systems and those of our directors, advisors, contractors, consultants, CROs, and collaborators are vulnerable to damages, theft and accidental loss, negligence, unauthorized access, terrorism, war, electronic and telecommunications failures, and other natural and man- made disasters. Several of our employees conduct business outside of our headquarters and leased or owned facilities. These locations may be subject to additional security and other risk factors due to the limited control of our employees. If such an event as described above were to occur in the future, it may cause interruptions in our operations, delay research and development programs, clinical trials, regulatory activities, manufacturing and quality assurance activities, sales and marketing activities, hiring, training of employees and persons within associated third parties, and other business activities. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

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

Any attack on such systems that results in disruptions to our operations, or the unauthorized release or loss of such information, could have a material adverse effect on our business reputation, increase our costs and expose us to material legal claims and liability. If the unauthorized release or loss of product candidate, clinical trial, employee or other confidential or sensitive data were to occur, our operations and financial results and our share price could be adversely affected.

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

Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. In addition, the California Consumer Privacy Act (“CCPA”) went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that has increased the likelihood of, and risks associated with data breach litigation. The CCPA may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and in other states in the U.S. Further, the California Privacy Rights Act (“CPRA”) passed in California, generally went into effect in January 2023, and significantly amends CCPA, imposing additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also creates a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may be required. If we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

In Europe, the General Data Protection Regulation (“GDPR”) went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the U.S. In July 2020, the Court of Justice of the EU (“CJEU”) limited how organizations could lawfully transfer personal data from the EU/EEA to the U.S. by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses (“SCCs”). In March 2022, the U.S. and EU announced a new regulatory regime intended to replace the invalidated regulations; however, this new EU-US Data Privacy Framework has not been implemented beyond an executive order signed by President Biden on October 7, 2022 on Enhancing Safeguards for United States Signals Intelligence Activities. European court and regulatory decisions subsequent to the CJEU decision of July 2020 have taken a restrictive approach to international data transfers. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

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

Our product candidates have been or will be submitted to the FDA for approval under Section 505(b)(2) of the FDCA. Section 505(b)(2) permits the submission of an NDA where at least some of the information required for approval comes from studies that were not conducted by, or for, the applicant and on which the applicant has not obtained a right of reference. The 505(b)(2) application would enable us to reference published literature and/or the FDA’s previous findings of safety and effectiveness for a branded reference drug with the same active ingredient. For NDAs submitted under Section 505(b)(2) of the FDCA, the patent certification and related provisions of the Hatch-Waxman Act apply. In accordance with the Hatch-Waxman Act, such NDAs may be required to include paragraph IV certifications, that certify that any patents listed in the FDA’s Orange Book, with respect to any product referenced in the 505(b)(2) application, are invalid, unenforceable or will not be infringed by the manufacture, use or sale of the product that is the subject of the 505(b)(2) NDA.

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

As of April 27, 2023, our directors, executive officers and BioXcel LLC, and their respective affiliates, beneficially owned approximately 36% of our outstanding shares of common stock. As a result, these stockholders, acting together, would have significant control over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have significant control over the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are not electing to delay such adoption of new or revised accounting standards, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We will remain and “emerging growth company” until December 31, 2023.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Our Board of Directors has set June 26, 2023 as the date of our annual meeting of stockholders for 2023. Because the date of the meeting is more than 30 days after the date of last year’s annual meeting, we are hereby notifying our stockholders that the deadline for submitting stockholder proposals pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended, has changed from the deadline disclosed in our 2022 proxy materials. The new deadline is May 18, 2023. In order for a stockholder proposal to be included in our 2023 proxy materials, we must receive it by that date, and it must also comply with all of the requirements of Rule 14a-8. The deadlines for proposals or director nominations submitted pursuant to our Bylaws as currently in effect remain unchanged from those disclosed in our 2022 proxy materials.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation, as amended.	10-Q	001-38410	3.1	8/10/2021

3.2	Amended and Restated Bylaws.	8-K	001-38410	3.2	3/13/2018

10.1	First Amendment to Revenue Interest Financing Agreement, dated August 4, 2022, by and between the Company, the purchasers party thereto and Oaktree Fund Administration, LLC, as administrative agent.					*

10.2	Employment Agreement, dated July 1, 2022, by and between BioXcel Therapeutics, Inc. and Vincent O’Neill, M.D.					*

10.3	Form of RSU Agreement pursuant to the OnkosXcel Therapeutics, LLC and OnkosXcel Employee Holdings, LLC Management Incentive Plan.					*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	Inline XBRL Instance Document					*
- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	*
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BioXcel Therapeutics, Inc.

Dated: May 8, 2023	By:
/s/ Vimal Mehta
Vimal Mehta
Chief Executive Officer
(Principal Executive Officer)

Dated: May 8, 2023	By:
/s/ Richard Steinhart
Richard Steinhart
Chief Financial Officer
(Principal Financial Officer)