Form 10-Q
period 2023-06-30
BioXcel Therapeutics, Inc.
filed 2023-08-14
CIK 1720893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding at August 10, 2023 was 29,267,197.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “anticipate,” “believe,” “can,” “continue,” “could,” “designed,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements use these words or expressions. All statements contained in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements, including, without limitation, statements regarding:

●	our sales strategy for IGALMITM;
●	strategy relating to, anticipated benefits from, and cost savings from our Reprioritization (as defined herein);
●	developments relating to our TRANQUILITY II clinical trial;
●	our ability to restructure or refinance our OFA Facilities (as defined herein) and extend our cash runway;
●	our plans relating to clinical trials for our product candidates;
●	our plans to research, develop and commercialize our current and future product candidates;
●	our plans to seek to enter into collaborations for the development and commercialization of certain product candidates;
●	the potential benefits of any future collaboration;
●	the timing of and our ability to obtain and maintain regulatory approvals, including 505(b)(2) regulatory approval, for our product candidates;
●	the rate and degree of market acceptance, clinical utility, number of prescribers and formulary wins of IGALMI and any product candidates for which we receive marketing approval;
●	our commercialization, marketing and manufacturing capabilities and strategy, including the potential benefits from any advertising campaigns;
●	our participation in, and any potential benefits from, events, conferences, presentations and conventions;
●	our intellectual property position and strategy;
●	our estimates regarding expenses, future revenue, capital requirements and need for additional financing;
●	potential investments in, or other strategic options for, our subsidiary, OnkosXcel Therapeutics, LLC (“OnkosXcel”);
●	developments relating to our competitors and our industry;
●	the impact of government laws and regulations; and
●	our relationship with BioXcel LLC.

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

We may use our website as a distribution channel for material information about the Company. Financial and other important information regarding the Company is routinely posted on and accessible through the Investors & Media section of its website at www.bioxceltherapeutics.com. In addition, you may automatically receive email alerts and other information about the Company when you enroll your email address by visiting the “Email Alerts” option under the News / Events menu of the Investors & Media section of our website at www.bioxceltherapeutics.com.

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

●	We have a limited operating history and have not generated substantial product revenues to date, which may make it difficult to evaluate the success of our business to date and to assess our future viability.
●	We have incurred significant operating losses since inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future and may never achieve or maintain profitability.
●	Our Reprioritization and related reduction in force may not achieve our intended outcome.
●	We will need substantial additional funding, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.
●	We have significant indebtedness and other contractual obligations that could impair our liquidity, restrict our ability to do business and thereby harm our business, results of operations and financial condition. We may not have sufficient cash flow from operations to satisfy our obligations under our financing facilities.
●	We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.
●	Developments relating to our TRANQUILITY II Phase 3 trial may impact the timing of our development plans for, and prospects for seeking or obtaining regulatory approval of, BXCL501 for the acute treatment of agitation associated with dementia in patients with probable Alzheimer’s disease. These developments also subject us to additional risks and uncertainties, including regulatory, stockholder or other actions, loss of investor confidence and negative impacts on the trading price of our common stock.
●	We have limited experience in drug discovery and drug development.
●	In the near term, we are dependent on the success of IGALMI, and four of our product candidates, BXCL501, BXCL502, BXCL701 and BXCL702. If we are unable to complete the clinical development of or obtain marketing approval for our product candidates or successfully commercialize IGALMI or our product candidates, either alone or with a collaborator, or if we experience significant delays in doing so, our business could be substantially harmed.
●	Interim “top-line” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
●	The regulatory approval processes of the United States (“U.S.”) Food and Drug Administration (“FDA”), and comparable foreign authorities are lengthy, time consuming, expensive and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.
●	Clinical trials are expensive, difficult to design, difficult to conduct and involve an uncertain outcome.
●	We depend on enrollment of patients in our clinical trials to continue development of our product candidates. If we are unable to enroll patients in our clinical trials, our research and development efforts could be adversely affected.

●	Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval.
●	The discovery and development of product candidates based on EvolverAI, BioXcel LLC’s proprietary pharmaceutical discovery and development engine, as well as our own AI platform is novel and unproven, and we do not know whether we will be able to develop any products of commercial value. Furthermore, EvolverAI and our own AI platform could be disrupted due to a rapidly evolving artificial intelligence (“AI”) environment requiring us to in parallel develop an internal alternate AI engine.
●	If we are required by the FDA or similar regulatory authorities to obtain approval (or clearance, or certification) of a companion diagnostic device in connection with approval of one of our product candidates, and we do not obtain or face delays in obtaining approval (or clearance, or certification) of a companion diagnostic device, we will not be able to commercialize the product candidate and our ability to generate revenue will be materially impaired.
●	Regulators may limit our ability to develop or implement our proprietary AI algorithms and/or may eliminate or restrict the confidentiality of our proprietary technology, which could have an adverse effect on our business, results of operations, and financial condition.
●	Although the FDA approved IGALMI for the acute treatment of agitation associated with schizophrenia or bipolar I or II disorder, we still face extensive and ongoing regulatory requirements and obligations for IGALMI and for any product candidates for which we obtain approval.
●	The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses.
●	Although we obtained FDA approval for IGALMI, our products and product candidates may not be accepted by physicians or the medical community in general.
●	We continue to depend on BioXcel LLC to provide us with certain services for our business. Our business could be adversely affected if BioXcel LLC is unable to provide such services or there is a disruption in its provision of such services.
●	BioXcel LLC has significant influence over the direction of our business, and the concentrated ownership of our common stock will prevent you and other stockholders from influencing significant decisions.
●	We are substantially dependent on third parties for the manufacture of our clinical supplies of our product candidates, and our commercial supplies of IGALMI, and we intend to rely on third parties to produce commercial supplies of any other approved product candidate.
●	Data breaches or cyber-attacks could disrupt our business, operations and information technology systems, and financial results, or result in the loss or exposure of confidential or sensitive Company information.
●	A securities class action has been filed against the Company, which could result in significant costs and/or liabilities, and, as a public Company, we continue to be at risk of securities class action litigation.
●	We face risks associated with the increased scrutiny relating to environmental, social and governance matters.
●	It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIOXCEL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share amounts)

	June 30,
	2023	December 31,
	(unaudited)	2022
ASSETS
Current assets
Cash and cash equivalents	$127,545	$193,725
Accounts receivable, net	431	248
Inventory	1,925	1,985
Prepaid expenses	3,698	3,067
Other current assets	4,636	3,843
Total current assets	$138,235	$202,868
Property and equipment, net	941	1,084
Operating lease right-of-use assets	834	976
Other assets	87	925
Total assets	$140,097	$205,853

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$11,203	$10,228
Accrued expenses	19,128	18,669
Due to related parties	854	422
Accrued interest	3,106	3,175
Other current liabilities	453	404
Total current liabilities	$34,744	$32,898
Long-term portion of operating lease liabilities	617	786
Derivative liabilities	2,026	2,343
Long-term debt	96,846	93,051
Total liabilities	$134,233	$129,078

Commitments and contingencies (Note 15)
Stockholders' equity
Preferred stock, $0.001 par value, 10,000 shares authorized; no shares issued and outstanding as of June 30, 2023 and December 31, 2022	$—	$—
Common stock, $0.001 par value, 100,000 shares authorized as of June 30, 2023 and December 31, 2022; 29,267 and 28,147 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	29	28
Additional paid-in-capital	523,691	488,292
Accumulated deficit	(517,856)	(411,545)
Total stockholders' equity	$5,864	$76,775
Total liabilities and stockholders' equity	$140,097	$205,853

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOXCEL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Revenues
Product revenue, net	$457	$—	$663	$—

Operating expenses
Cost of goods sold	$26	$—	$34	$—
Research and development	26,973	17,906	54,773	36,593
Selling, general and administrative	25,872	18,382	49,467	31,175
Total operating expenses	$52,871	$36,288	$104,274	$67,768
Loss from operations	$(52,414)	$(36,288)	$(103,611)	$(67,768)
Other expense (income)
Interest expense	3,259	1,586	6,627	1,593
Interest income	(1,621)	(204)	(3,636)	(219)
Other income, net	(537)	—	(291)	—
Net loss	$(53,515)	$(37,670)	$(106,311)	$(69,142)
Basic and diluted net loss per share attributable to common stockholders	$(1.83)	$(1.35)	$(3.68)	$(2.47)
Weighted average shares outstanding - basic and diluted	29,187	27,989	28,903	27,985

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOXCEL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(amounts in thousands)

(unaudited)

			Additional
	Common stock		paid-in-	Accumulated
	Shares	Amount	capital	deficit	Total
Balance as of December 31, 2021	27,980	$28	$467,427	$(245,788)	$221,667
Stock-based compensation	—	—	3,825	—	3,825
Net loss	—	—	—	(31,472)	(31,472)
Balance as of March 31, 2022	27,980	$28	$471,252	$(277,260)	$194,020
Stock-based compensation	—	—	4,482	—	4,482
Issuance of stock purchase warrants	—	—	3,245	—	3,245
Exercise of stock options	38	—	185	—	185
Net loss	—	—	—	(37,670)	(37,670)
Balance as of June 30, 2022	28,018	$28	$479,164	$(314,930)	$164,262

			Additional
	Common stock		paid-in-	Accumulated
	Shares	Amount	capital	deficit	Total
Balance as of December 31, 2022	28,147	$28	$488,292	$(411,545)	$76,775
Issuance of common shares, net of offering costs	756	1	23,917	—	23,918
Stock-based compensation	—	—	4,877	—	4,877
Exercise of stock options	173	—	258	—	258
Vesting of restricted stock units, net of employee tax obligations	24	—	(27)	—	(27)
Net loss	—	—	—	(52,796)	(52,796)
Balance as of March 31, 2023	29,100	$29	$517,317	$(464,341)	$53,005
Stock-based compensation	—	—	6,124	—	6,124
Exercise of stock options	136	—	250	—	250
Vesting of restricted stock units, net of employee tax obligations	31	—	—	—	—
Net loss	—	—	—	(53,515)	(53,515)
Balance as of June 30, 2023	29,267	$29	$523,691	$(517,856)	$5,864

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOXCEL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six months ended June 30,
	2023	2022
OPERATING CASH FLOW ACTIVITIES:
Net loss	$(106,311)	$(69,142)
Reconciliation of net loss to net cash used in operating activities
Depreciation	161	161
Accretion of debt discount and amortization of financing costs	689	321
Change in fair value of derivative liabilities	(317)	—
Stock-based compensation expense	11,001	8,307
Payable-in-kind interest on Credit Agreement	803	—
Loss on disposal of equipment	2	—
Operating lease right-of-use assets	142	133
Changes in operating assets and liabilities
Accounts receivable	(183)	—
Inventory	60	(1,395)
Prepaid expenses, other current assets and other assets	(527)	(7,072)
Accounts payable, accrued expenses, due to related parties, and other current liabilities	1,843	3,315
Accrued interest	2,234	—
Operating lease liabilities	(156)	(144)
Net cash used in operating activities	$(90,559)	$(65,516)

INVESTING CASH FLOW ACTIVITIES:
Purchases of equipment and leasehold improvements	$(20)	$(139)
Net cash used in investing activities	$(20)	$(139)

FINANCING CASH FLOW ACTIVITIES:
Proceeds from long-term debt	$—	$68,600
Debt issuance costs	—	(2,646)
Proceeds from issuance of common stock	24,657	—
Offering costs for common stock issuance	(739)	—
Payment of employee tax obligations related to vested restricted stock units	(27)	—
Exercise of stock options	508	185
Net cash provided by financing activities	$24,399	$66,139

Net (decrease) increase in cash and cash equivalents	$(66,180)	$484
Cash and cash equivalents, beginning of the period	193,725	232,968
Cash and cash equivalents, end of the period	$127,545	$233,452

Supplemental cash flow information:
Deferred initial public offering costs in accounts payable	$59	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOXCEL THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share amounts and where otherwise noted)

(unaudited)

Note 1. Nature of the Business

BioXcel Therapeutics, Inc. (“BTI” or the “Company”) is a biopharmaceutical company utilizing artificial intelligence (“AI”) approaches to develop transformative medicines in neuroscience and immuno-oncology. The Company is focused on utilizing cutting-edge technology and innovative research to develop high-value therapeutics aimed at transforming patients’ lives. BTI employs unique AI platforms designed to reduce therapeutic development costs and potentially accelerate timelines. The Company’s approach leverages existing approved drugs and/or clinically evaluated product candidates together with big data and proprietary machine learning algorithms to identify new therapeutic indices. BTI management believes this differentiated approach has the potential to reduce the expense and time associated with drug development in diseases with substantial unmet medical needs.

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

Note 2. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements do not include all the information and notes required by Generally Accepted Accounting Principles (“GAAP”) in the U.S. The accompanying year-end balance sheet was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2023, the results of its operations for the three and six months ended June 30, 2023 and 2022 and its cash flows for the six months ended June 30, 2023 and 2022. The results for the three and six months ended June 30, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods or any future year or period. The accompanying unaudited interim condensed consolidated financial statements of the Company should be read in conjunction with the audited financial statements and notes thereto included in the

Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission on March 16, 2023.

The accompanying condensed consolidated financial statements include the accounts for the Company and all entities where BTI has a controlling financial interest after elimination of all intercompany accounts and transactions and have been prepared in conformity with U.S. GAAP.

As of June 30, 2023, the Company had cash and cash equivalents of $127,545 and an accumulated deficit of $517,856. BTI has incurred substantial net losses and negative cash flows from operating activities in nearly every fiscal period since inception and expects this trend to continue for the foreseeable future. The Company recognized net losses of $53,515 and $37,670 for the three months ended June 30, 2023 and 2022, respectively, and $106,311 and $69,142 for the six months ended June 30, 2023 and 2022, respectively, and had net cash used in operating activities of $90,559 and $65,516 for the six months ended June 30, 2023 and 2022, respectively.

Under ASC Topic 205-40, Presentation of Financial Statements - Going Concern, management is required at each reporting period to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.

The Company’s history of significant losses, its negative cash flows from operations, potential near-term, increased covenant-driven payments under its OFA Facilities (as defined in Note 8, Debt and Credit Facilities), its limited liquidity resources currently on hand, and its dependence on its ability to obtain additional financing to fund its operations after the current resources are exhausted, about which there can be no certainty, have resulted in management’s assessment that there is substantial doubt about the Company’s ability to continue as a going concern for a period of at least 12 months from the issuance date of the financial statements included in this Quarterly Report on Form 10-Q.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments that may result from the outcome of this uncertainty.

This going concern evaluation takes into consideration the potential mitigating effect of management’s Reprioritization (as defined in Note 16 Subsequent Events) plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists, management evaluates whether the mitigating effect of its plans sufficiently alleviates the substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (i) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued and (ii) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Generally, to be considered probable of being effectively implemented, the plans need to be approved by the Company’s Board of Directors.  The Company’s Reprioritization was approved by the Board of Directors on August 8, 2023, however, such plans will not mitigate the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and does not include any adjustments that may result from the outcome of this uncertainty. The going concern analysis does not consider possible amendments to or restructuring of the OFA Facilities or other potential sources of debt or equity capital.

Successful completion of the Company’s development programs and, ultimately, the attainment of profitable operations are dependent upon future events, including obtaining adequate financing to support the Company’s cost structure and operating plan. Management’s plans to improve the Company’s liquidity and reduce its operating expenses and capital requirements include, among other things, pursuing one or more of the following steps to raise additional capital, none of which can be guaranteed or are entirely within the Company’s control:

●	raise funding through the sale of the Company’s equity securities;
●	raise funding through third-party investments in or other strategic options for OnkosXcel;
●	raise funding through debt financing and/or restructuring of its existing OFA Facilities;
●	establish collaborations with potential partners to advance the Company’s product pipeline;
●	establish collaborations with potential marketing partners;
●	reduce overhead and headcount to focus on core priorities; and/or
●	any combination of the foregoing.

If the Company is unable to raise capital when needed or on acceptable terms, refinance or restructure its existing OFA Facilities or if it is unable to procure collaboration arrangements to advance its programs, the Company would be forced to discontinue some of its operations or develop and implement a plan, beyond its Reprioritization initiatives, to further extend payables, reduce overhead, scale back or cease some or all of its revised operating plan until sufficient additional capital is raised to support further operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. As of June 30, 2023 and December 31, 2022, cash equivalents were comprised primarily of money market funds. Cash and cash equivalents held at financial institutions may at times exceed federally insured amounts. BTI management believes it mitigates such risk by investing in or through major financial institutions.

Accounts Receivable, Net

Accounts receivable arise from sales of IGALMI and represent amounts due from distributors. Payment terms generally range from 30 to 75 days from the date of the sale transaction, and accordingly, do not involve a significant financing component. Receivables from product sales are recorded net of allowances which generally include distribution fees, prompt payment discounts, chargebacks, and credit losses. Allowances for distribution fees, prompt payment discounts and chargebacks are based on contractual terms. The Company estimated the current expected credit losses of its accounts receivable by assessing the risk of loss and available relevant information about collectability, existing contractual payment terms, actual payment patterns of its customers, individual customer circumstances, and reasonable and supportable forecast of economic conditions expected to exist throughout the contractual life of the receivable. Based on its assessment, as of June 30, 2023, the Company determined that an allowance for credit losses was not required.

Concentrations of Credit Risk

The Company sells IGALMI through a drop-ship program under which orders from hospitals and similar health care institutions are processed through wholesalers, but shipments of the product are sent directly to the individual hospitals and similar health care institutions. BTI also contracts directly with certain hospitals, and intermediaries such as group purchasing organizations (“GPOs”). All trade accounts receivables are due from the distributor that fulfills orders on behalf of the Company.

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

Deferred Initial Public Offering Costs

Deferred initial public offering costs of $2,570 as of June 30, 2023, consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Company’s proposed initial public offering of OnkosXcel and are included in Other current assets in the Condensed Consolidated Balance Sheets. The deferred initial public offering costs will reduce the proceeds of the proposed initial public offering of OnkosXcel. Should the proposed initial public offering prove to be unsuccessful, these deferred costs, as well as any additional expenses incurred, will be recorded as an expense in the Condensed Consolidated Statements of Operations.

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

Derivative Assets and Liabilities

Derivative assets and liabilities are recorded on the Company`s Condensed Consolidated Balance Sheets at their fair value on the date of issuance and are revalued on each balance sheet date until such instruments are settled or expire, with changes in the fair value between reporting periods recorded as other income or expense within Other income, net in the Condensed Consolidated Statements of Operations.

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

The Company’s stock-based awards are valued at fair value on the date of grant and that fair value is recognized as an expense in the Condensed Consolidated Statements of Operations over the requisite service period using the accelerated attribution method. The estimated fair value of RSUs is based on the Company’s closing stock price on the grant date or third-party valuation if related to a subsidiary. The estimated fair value of stock-option and profit unit awards was determined using the Black-Scholes pricing model on the date of grant.

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

Note 4. Inventory

Inventory consists of the following:

	June 30,	December 31,
	2023	2022

Raw materials	$682	$682
Work-in-process	—	708
Finished goods	1,243	595
Total inventory	$1,925	$1,985

There were no write-downs of inventory for the three and six months ended June 30, 2023 and 2022.

Note 5. Property and Equipment, Net

Property and equipment, net consists of the following:

	June 30,	December 31,
	2023	2022

Computers and equipment	$202	$213
Furniture	575	575
Leasehold improvements	1,200	1,181
Total property and equipment	$1,977	$1,969
Accumulated depreciation	(1,036)	(885)
Total property and equipment, net	$941	$1,084

Depreciation expense was $81 and $84 for the three months ended June 30, 2023 and 2022, respectively, and $161 and $161 for the six months ended June 30, 2023 and 2022, respectively.

Note 6. Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2023	December 31, 2022

Accrued research and development expenses	$9,754	$8,659
Accrued compensation and benefits	4,039	6,370
Accrued professional fees	4,601	2,738
Accrued taxes	144	82
Other accrued expenses	590	820
Total accrued expenses	$19,128	$18,669

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

Service charges recorded under the Services Agreement for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Research and development	$414	$299	$629	$605
Selling, general and administrative	60	58	86	129
Total	$474	$357	$715	$734

As of June 30, 2023, $747 of service charges related to the Services Agreement are included in Due to related parties in the Company’s Condensed Consolidated Balance Sheets.

Note 8. Debt and Credit Facilities

Debt, net of unamortized discounts and financing costs, consists of the following:

	June 30, 2023	December 31, 2022

Revenue Interest Financing Agreement ("RIFA")	$30,000	$30,000
RIFA accrued interest	4,064	2,041
RIFA payments	(45)	(10)
RIFA debt liability	$34,019	$32,031
Estimated Portion of RIFA debt liability to be paid within one-year	(1,086)	(1,401)
RIFA long-term debt liability	$32,933	$30,630
Credit Agreement and Guaranty	70,000	70,000
Payable-in-kind interest on Credit Agreement and Guaranty	1,610	807
Total long-term debt liability	$104,543	$101,437
Unamortized debt discounts and issuance costs	(7,697)	(8,386)
Total long-term debt	$96,846	$93,051

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

Credit Agreement

The Credit Agreement provides up to $135,000 in senior secured term loans, of which the initial Tranche A of $70,000 was funded on April 28, 2022, and the remaining tranches may be borrowed at the Company’s option prior to December 31, 2024, subject to satisfaction of certain conditions, including regulatory and financial milestones. Tranche B of the Credit Agreement is $35,000 and is available upon satisfaction of certain conditions, including receipt of certain regulatory and financial milestones. Tranche C of the Credit Agreement is $30,000 and is available upon satisfaction of certain conditions, including specified minimum net sales of the Company attributable to sales of BXCL501 for a trailing consecutive 12-month period. As of June 30, 2023, $65,000 remained available under the Credit Agreement, subject to achievement of the specified conditions and milestones.

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

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions, subject to certain exceptions, including specific exceptions with respect to product commercialization and development activities. The Company must also comply with certain financial covenants, including (i) maintenance of cash or permitted cash equivalent investments in accounts controlled by OFA for the Lenders, of at least (a) $15,000 from the Effective Date until the date on which the second tranche of loans are funded (the “Step-Up Date”) and (b) $20,000 from and after the Step-Up Date, provided, in the case of (a) and (b), that following any Permitted BXCL701 Release Event (as defined below), such amount will increase by $12,500, and following such time as unaffiliated third parties hold ownership of at least 30% of the equity interests in the BXCL701 Subsidiaries (as defined below), such amount will increase by an additional $5,000 (provided, that such amount will in no event exceed 50% of the aggregate amount of loans outstanding at any time); and (ii) a minimum revenue test, measured quarterly beginning with the Company’s fiscal quarter ending on December 31, 2023 (such six-month period the “Revenue Covenant Measurement Period”), that requires it and its subsidiaries’ consolidated net revenue for the six consecutive month period ending on the last day of each such fiscal quarter to not be less than a minimum revenue amount specified in the Credit Agreement (such testing date, the “Revenue Covenant Measurement Testing Date” and the covenant described in this clause (ii) the “Revenue Covenant”). The Company’s failure to comply with the financial covenants will result in an event of default, subject to certain cure rights with respect to the Revenue Covenant. If, as of a Revenue Covenant Measurement Testing Date, the Company’s revenue for the applicable Revenue Covenant Measurement Period is less than the minimum revenue amount specified for the applicable period then required under the Revenue Covenant, the Company would have a right to cure such shortfall for a total of three fiscal periods by making a revenue cure payment (which would be treated as prepayments of the loans subject to a prepayment fee) to the Lenders in an amount equal to the difference between such minimum required revenue amount and the Company’s actual revenues for such Revenue Covenant Measurement Period, such payment to not be less than $1,000. If paid, the Company will be deemed to have complied with the Revenue Covenant as of such Revenue Covenant Measurement Testing Date. Any such payment will be applied to the prepayment of the loans under the Credit Agreement. For the Revenue Covenant Measurement Testing Dates ending December 31, 2023, March 31, 2024 and June 30, 2024, shortfalls under the Revenue Covenant, as described above, could result in a revenue cure payment of up to $7,657, $10,636, and $14,313, respectively, plus aggregate prepayment fees of up to $1,500.

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

In certain circumstances, events of default are subject to customary cure periods. The Credit Agreement also contains certain regulatory-related events of defaults, which do not have cure periods. Following an event of default and any applicable cure period, the Lenders will have the right upon notice to terminate any undrawn commitments and may accelerate all amounts outstanding under the Credit Agreement, in addition to other remedies available to them as the Company’s secured creditors.

Revenue Interest Financing Agreement

The RIFA provides up to $120,000 in financing in exchange for a capped revenue interest on net sales of IGALMI, and other future BXCL501 products, if any, that receive regulatory approval for sale. The initial Tranche A of $30,000 was funded on July 8, 2022, and the remaining tranches may be borrowed at the Company’s option prior to December 31, 2024, subject to satisfaction of certain conditions, including certain regulatory, patent, and financial milestones. The effective interest rate on the RIFA as of June 30, 2023 and December 31, 2022, was approximately 11% and 14%, respectively.

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

Tranche B and C of the RIFA are each $45,000 and are available upon satisfaction of certain conditions, including receipt of certain regulatory and patent-related milestones and specified minimum net sales of BXCL501 during any consecutive 12-month period. As of June 30, 2023, $90,000 remained available under the RIFA, subject to achievement of the specified conditions and milestones.

The Company does not currently expect to satisfy the conditions necessary to draw Tranches B or C.

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

Maturities of debt, excluding the impacts of any mandatory payments pursuant to the Revenue Covenant or to meet minimum royalty levels, are expected to be as follows:

June 30, 2023

2023	$139
2024	$2,288
2025	$4,956
2026	$8,647
2027	$86,168
Thereafter	$3,431

Interest expense was as follows:

	Three Months Ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

Interest expense	$2,903	$1,265	$5,938	$1,272
Accretion of debt discount and amortization of financing costs	356	321	689	321
Total interest expense	$3,259	$1,586	$6,627	$1,593

Note 9. Derivative Financial Instruments

BTI identified certain freestanding financial instruments and/or embedded features that require separate accounting from the borrowings under the OFA Facilities. This includes the OnkosXcel Warrants and Equity Investment Right held by the Lenders, along with certain put/call options. The OnkosXcel Warrants and Equity Investment Right do not meet certain scope exceptions under U.S. GAAP, primarily because the exercise prices and number of shares of the Company’s common stock issuable under the instruments are variable, and the instruments meet the definition of a derivative instrument. Therefore, these instruments are recorded as Derivative liabilities in the Condensed Consolidated Balance Sheets. The respective derivative liabilities were recorded at fair value on the date of issuance and are revalued on each balance sheet date until such instruments are settled or expire, with changes in the fair value between reporting periods recorded within Other income, net in the Company’s Condensed Consolidated Statements of Operations.

Note 10. Common Stock Financing Activities

In May 2021, the Company entered into an Open Market Sale Agreement (the “Sale Agreement”) with Jefferies LLC (“Jefferies”) pursuant to which the Company could offer and sell shares of its common stock, having an aggregate offering price of up to $100,000, from time to time, through an “at the market offering” program under which Jefferies will act as sale agent. The Company sold 756 shares under the Sale Agreement with Jefferies in the first six months of 2023 for net proceeds of $23,918, net of offering costs of $739. There were no sales under the Sale Agreement in 2022.

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

As of June 30, 2023, there were 561 shares available to be granted under the 2020 Plan.

Restricted stock units

The table below summarizes activity relating to BTI RSUs.

Number of
shares

Outstanding as of January 1, 2023	119
Granted	133
Vested	(55)
Outstanding as of June 30, 2023	197

During the six months ended June 30, 2023, the Company granted 133 time-based RSUs to certain employees. All of the RSUs vest over four years, with 25% vesting at the one-year anniversary of the grant date and the balance vesting ratably over the remaining 12 quarters of the vesting period. The average grant date fair value per share for the RSUs was $19.62. Unrecognized stock-based compensation expense related to these awards was approximately $2,419 as of June 30, 2023.

During the six months ended June 30, 2022, the Company granted 122 (119, net of forfeitures) time-based RSUs to certain employees and consultants. The majority of RSUs granted to employees vest over four years, with 25% vesting at the one-year anniversary of the grant date and the balance vesting ratably over the remaining 12 quarters of the vesting period. There were 25 RSUs granted to employees in May 2022 which fully vested at the one-year anniversary of the grant date. RSUs granted to a third-party consultant vest 50% on each of the first and second anniversaries of the grant date. The average grant date fair value per share for the RSUs during 2022 was $13.97. Unrecognized stock-based compensation expense related to these awards was approximately $939 as of June 30, 2023.

OnkosXcel profit sharing units

The table below summarizes activity relating to profits interests (the “profit sharing units” or “PSUs”) associated with OnkosXcel.

		Weighted average
	Number of	price per unit
	units	(in whole dollars)

Outstanding as of January 1, 2023	1,310	$5,506
Granted	30	$10,176
Outstanding as of June 30, 2023	1,340

Vested units as of June 30, 2023	456	$5,516

The Company granted 1,340 individual (not in thousands) time-based PSUs related to OnkosXcel to certain employees and consultants of the Company in consideration for services provided to OnkosXcel. The PSUs represent indirect equity interests in OnkosXcel. All PSUs, other than those granted to certain executive employees of the Company, vest ratably over 48 months. PSUs granted to certain executive employees of the Company, vest ratably over 24 months.

The fair values of PSUs granted during 2023 of $8 per unit were estimated at the date of grant using a Black-Scholes option pricing model and assumptions below.

	2023 grant profit share unit valuation inputs

Expected volatility	97.4%
Risk-free rate of interest	3.6%
Expected dividend yield	—%
Expected term	5.8	years

Unrecognized stock-based compensation expense related to these awards was $3,833 at June 30, 2023.

OnkosXcel restricted stock units

The table below summarizes activity relating to restricted stock units associated with OnkosXcel (the “OnkosXcel RSUs”).

Number of
units

Outstanding as of January 1, 2023	—
Granted	225
Outstanding as of June 30, 2023	225

During the six months ended June 30, 2023, the Company granted 225 individual (not in thousands) OnkosXcel RSUs to certain employees. 125 of the OnkosXcel RSUs vest upon the earlier to occur of (a) 180 days after an initial public offering of OnkosXcel, or (b) a change in control of OnkosXcel. The remaining OnkosXcel RSUs vest over four years, with 25% vesting at the one-year anniversary of the grant date and the balance vesting ratably over the remaining 12 quarters of the vesting period. The weighted average grant date fair value per unit for the OnkosXcel RSUs was approximately $10. Unrecognized stock-based compensation expense related to these awards was approximately $1,648 as of June 30, 2023.

Stock options

A summary of the Company’s stock option activity for the six months ended June 30, 2023 is presented below.

	Number of	Weighted average
	shares	price per share

Outstanding as of January 1, 2023	4,882	$17.23
Granted	1,072	$19.62
Forfeited	(34)	$17.13
Cancelled	(7)	$22.33
Exercised	(309)	$1.65
Outstanding as of June 30, 2023	5,604	$18.54

Options vested and exercisable as of June 30, 2023	3,214	$16.43

As of June 30, 2023, the intrinsic value of options outstanding was $9,215. The intrinsic value for stock options is calculated based on the difference between the exercise prices of the underlying awards and the quoted stock price of the Company’s common stock as of the reporting date.

The total intrinsic value of stock options exercised for the six months ended June 30, 2023 was $5,928. The total intrinsic value of stock options exercisable as of June 30, 2023 was $7,903.

The weighted average grant date fair value per share of options granted during the six months ended June 30, 2023 was $15.74.

The weighted average grant date fair value per share of options vested as of June 30, 2023 was $12.19.

The weighted average remaining contractual life is 5.8 years for options exercisable as of June 30, 2023. The weighted average remaining contractual life was 7.2 years for options outstanding as of June 30, 2023.

Stock-Based Compensation

The fair value of BTI stock options granted during the six months ended June 30, 2023 and 2022 was estimated using the Black-Scholes pricing model with the following assumptions:

	Six months ended					Six months ended
	June 30, 2023					June 30, 2022

Expected term	5.5	years	-	6.1	years	6.1	years	-	6.1	years
Expected stock price volatility	96.6%		-	97.9%		92.7%		-	95.6%
Risk-free rate of interest	3.5%		-	4.2%		2.4%		-	3.0%
Expected dividend yield	0.0%		-	0.0%		0.0%		-	0.0%

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

The Company recognized stock-based compensation expense related to awards issued under the 2017 Plan and the 2020 Plan, as well as the OnkosXcel RSUs and PSUs, of $6,124 and $4,482 for the three months ended June 30, 2023 and 2022, respectively, and $11,001 and $8,307 for the six months ended June 30, 2023 and 2022, respectively, which were comprised as follows:

	Three Months Ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Research and development	$1,898	$1,235	$3,195	$2,210
Selling, general and administrative	4,226	3,247	7,806	6,097
Total	$6,124	$4,482	$11,001	$8,307

Unrecognized compensation expense related to unvested BTI stock option awards as of June 30, 2023, was $25,301 and will be recognized over the remaining vesting periods of the underlying awards. The weighted-average period over which such compensation is expected to be recognized is 1.7 years.

2020 Employee Stock Purchase Plan

The Company’s 2020 Employee Stock Purchase Plan (the “ESPP”) was also approved and became effective at the Company’s 2020 annual meeting of stockholders on May 20, 2020. The ESPP is designed to assist eligible employees of the Company with the opportunity to purchase the Company’s common stock at a discount through accumulated payroll deductions during successive offering periods. The aggregate number of shares that may be issued pursuant to rights granted under the ESPP is 100 shares of common stock. In addition, the number of shares available for issuance under the ESPP will increase on the first day of each calendar year, beginning on January 1, 2021 and ending on and including January 1, 2030, by a number of shares of common stock equal to the lesser of (a) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as determined by the Board of Directors. The number of shares that may be issued or transferred pursuant to rights granted under the component of the ESPP that is intended to qualify for favorable U.S. federal tax treatment under Section 423 of the Internal Revenue Code (the “Section 423 Component”) shall not exceed 500 shares. The purchase price will be determined by the administrator of the ESPP and, for purposes of the Section 423 Component, shall not be less than 85% of the fair value of a share on the first trading day or on the last trading day of the applicable offering period, whichever is lower. The shares available for issuance under the ESPP increased by 281 shares and 280 shares on January 1, 2023 and 2022, respectively. To date, no shares have been sold under the ESPP. There were 905 shares available for issuance as of June 30, 2023.

Note 12. Leases

BTI leases office space for its corporate headquarters at 555 Long Wharf Drive, New Haven, Connecticut (the “HQ Lease”) under an operating lease that expires in February 2026. The Company has an option to renew the HQ Lease for one additional five-year term. Payments under the HQ Lease are fixed.

The Company also leases equipment such as copiers and information technology equipment.

The future minimum annual lease payments under operating leases, as of June 30, 2023, are as follows:

Year ending December 31,	Amount

Remainder of 2023	$187
2024	381
2025	391
2026	65
2027	—
Thereafter	—
Total lease payments	$1,024
Imputed interest	(75)
Total lease liability	$949
Less current portion of lease liability	(332)
Long-term portion of operating lease liability	$617

The current portion of the Company’s operating lease liability of $332, as of June 30, 2023, is included in Other current liabilities on the Condensed Consolidated Balance Sheets.

Lease expense was $98 and $107 for the three months ended June 30, 2023 and 2022, respectively, and $197 and $204 for the six months ended June 30, 2023 and 2022, respectively.

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

The carrying amounts of cash and cash equivalents, accounts receivable, net, and accounts payable approximate fair value due to the short-term nature of these instruments. As of June 30, 2023 and December 31, 2022, the Company had $124,654 and $191,022, respectively, primarily in money market funds that hold U.S. government cash equivalent instruments (included in cash and cash equivalents) which were valued based on Level 1 inputs. There were no transfers between levels within the hierarchy during the six months ended June 30, 2023 and the year ended December 31, 2022.

Derivative liabilities measured at fair value on a recurring basis are summarized below.

	Six months ended
	June 30, 2023
	Fair Value	Level 1	Level 2	Level 3	Total

Derivative liability - Equity Investment Right	$1,188	$—	$—	$1,188	$1,188
Derivative liability - OnkosXcel Warrants	838	—	—	838	838
Total derivative liabilities	$2,026	$—	$—	$2,026	$2,026

Derivative liabilities are comprised of the OnkosXcel Warrants and Equity Investment Right held by the Lenders. The fair value of the derivative liabilities was determined using Monte Carlo simulation models for the Equity Investment Right, and Binomial Option Pricing and Distribution models for the OnkosXcel Warrants.

The following table presents changes in Level 3 liabilities measured at fair value for the six months ended June 30, 2023. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category.

Derivative liabilities

Balance - December 31, 2022	$2,343
Change in fair value	(317)
Balance - June 30, 2023	$2,026

The change in fair value of the derivative liabilities was reported in the Condensed Consolidated Statements of Operations as Other income, net, for the three and six months ended June 30, 2023.

Inputs used to calculate the estimated fair value of the Equity Investment Right at June 30, 2023 were as follows:

	Equity Investment Right

Strike price relative to volume weighted 30-day average	110.0%
Volatility (annual)	97.3%
Probability of exercise	88.4%
Time period	3.8	years
Estimated premium to 30-day average	25.0%
Discount rate	5.0%

In estimating the fair value of the derivative liability related to the OnkosXcel Warrants, inputs included third-party fair value estimates of OnkosXcel limited liability company units along with the volatility of those units (which was set at 100% based on the historical volatility of the Company’s stock), and the timing and probability of the relevant capital transactions occurring.

The estimated fair value of the Credit Agreement and RIFA as of June 30, 2023, were $55,897 and $28,794, respectively. Both observable and unobservable inputs were used to determine the fair value of long-term debt, which was classified within the Level 3 category.

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

Note 14. Net Loss Per Share

Basic and diluted net loss per share are as follows:

	Three Months Ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

Net loss (numerator)	$(53,515)	$(37,670)	$(106,311)	$(69,142)
Weighted average shares (denominator)	29,187	27,989	28,903	27,985
Basic and diluted net loss per share	$(1.83)	$(1.35)	$(3.68)	$(2.47)

Potentially dilutive securities outstanding consists of stock options and RSUs. The Company had common stock equivalents outstanding as of June 30, 2023 and 2022 of 5,801 and 4,916 shares, respectively.

Note 15. Commitments and Contingencies

From time to time, in the ordinary course of business, the Company may be subject to litigation and regulatory examinations as well as information gathering requests, inquiries and/or investigations. Other than the below, the Company is not currently subject to any matters where it believes there is a reasonable possibility that a material loss may be incurred.

On July 7, 2023, plaintiff Katelyn Martin filed a class action complaint against the Company and certain executives in the United States District Court for the District of Connecticut, captioned Martin v. BioXcel Therapeutics, et al., 3:23-cv-00915 (D. Conn). The complaints generally allege violations of Sections 10(b) and 20A of the Securities and Exchange Act of 1934 (the “Exchange Act”) and SEC Rule 10b-5 promulgated thereunder, based on certain public statements related to the development of BXCL501, TRANQUILITY II and TRANQUILITY III between December 15, 2021 and June 28, 2023. Pursuant to the Private Securities Litigation Reform Act, other investors may seek to serve as lead plaintiff and pursue these claims on behalf of a putative class of investors. The allegations and claims at issue in matter may be amended or supplemented in the future, including when a lead plaintiff is appointed by the Court. At this time, the Company does not believe the claims have merit, but the potential costs and liabilities associated with this litigation are uncertain.

In April 2022, the Company signed a commercial supply agreement that requires minimum annual payments for the first three years of the agreement that in aggregate total $10,000 for the three-year period.

Note 16. Subsequent Events

Costs Associated with Reprioritization Activities

On August 8, 2023, the Company’s Board of Directors approved a broad-based strategic reprioritization (the “Reprioritization”). The Company has determined to take actions to reduce certain operational and workforce expenses that are no longer deemed core to ongoing operations in order to extend its cash runway and drive innovation and growth in high potential clinical development and value creating opportunities. These actions will include a shift in commercial strategy for IGALMI™ in the institutional setting, a reduction of in-hospital commercialization expenses, a suspension of programs no longer determined to be core to ongoing operations, and a prioritization of at-home treatment setting opportunities for BXCL501.

As part of this strategy, the Company’s Board of Directors approved a reduction of approximately 50% of the Company’s current workforce. The Company began notifying impacted employees of the Reprioritization on August 14, 2023. Annual operating expenses are expected to be reduced by approximately $80,000, and the Reprioritization initiatives are expected to extend the Company’s cash runway into mid-2024. The Reprioritization is expected to be complete by the end of the third quarter of 2023. The Company is also in active negotiations with its strategic lenders to amend its existing financing agreements in order to extend its cash runway.

As a result of the Reprioritization, the Company estimates that it will incur approximately $7,000 to $8,000 in costs, consisting of severance and benefit payments, notice pay, and related expenses, all of which are expected to be paid in cash. The estimated costs that the Company expects to incur and the expected timing to complete the Reprioritization are subject to a number of assumptions, and actual results may differ. The Company may also incur other cash or non-cash charges or cash expenditures not currently contemplated due to events that may occur as a result of, or in association with, the Reprioritization and/or associated with the investigations and audits related to our TRANQUILITY II Phase 3 trial.

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

Overview

BioXcel Therapeutics, Inc. (“BTI” or the “Company”) is a biopharmaceutical company utilizing artificial intelligence (“AI”) approaches to develop transformative medicines in neuroscience and immuno-oncology. We are focused on utilizing cutting-edge technology and innovative research to develop high-value therapeutics aimed at transforming patients’ lives. We employ proprietary AI platforms to reduce therapeutic development costs and potentially accelerate development timelines. Our approach leverages existing approved drugs and/or clinically evaluated product candidates together with big data and proprietary machine learning algorithms to identify new therapeutic indications. We believe this differentiated approach has the potential to reduce the expense and time associated with drug development in diseases with substantial unmet medical needs.

Our most advanced neuroscience asset is BXCL501. In indications other than those approved by the United States (“U.S.”) Food and Drug Administration (“FDA”) as IGALMI™, BXCL501 is an investigational, proprietary, orally dissolving film formulation of dexmedetomidine (or “Dex”) in development for the treatment of agitation associated with psychiatric and neurological disorders. Our most advanced immuno-oncology asset, BXCL701, is an investigational oral innate immune activator currently being developed as a potential therapy for the treatment of aggressive forms of prostate cancer, pancreatic cancer, and other solid and liquid tumors.

On April 6, 2022, we announced that the FDA approved IGALMITM (dexmedetomidine or “Dex” and developed as BXCL501) sublingual film for the acute treatment of agitation associated with schizophrenia or bipolar I or II disorder in adults. IGALMI is approved to be self-administrated by patients under the supervision of a health care provider. On July 6, 2022, we announced that IGALMI was commercially available in doses of 120 and 180 microgram (“mcg”) through the Company’s third-party logistics provider and was available for order through wholesalers.

We are continuing to develop BXCL501 for the acute treatment of agitation associated with bipolar disorders or schizophrenia in the at-home setting and for the acute treatment of agitation associated with mild to moderate dementia due to probable Alzheimer’s disease in the at-home setting or in assisted living facilities (“ALFs”). As described further below, we have recently deprioritized certain other indications of BXCL501, including as a potential adjunctive treatment for major depressive disorder (“MDD”), as well as our BXCL701 program.

In our SERENITY program, we are evaluating BXCL501 for use in the at-home setting for agitation associated with bipolar disorders or schizophrenia in our SERENITY III trial. We completed Part 1 of the SERENITY III trial and announced topline results on May 25, 2023. We initiated Part 2 of the trial in the second half of 2023, which is currently evaluating the safety of a 60 mcg dose with an optional second 60 mcg dose of BXCL501 in the at-home setting, and we plan to seek FDA feedback regarding a proposed amendment to the protocol to evaluate an 80 mcg dose of BXCL501 in this setting.

For our TRANQUILITY program, we have conducted clinical studies evaluating BXCL501 for the acute treatment of agitation associated with mild to moderate dementia in patients with probable Alzheimer’s disease, who reside in ALFs and residential care settings and who required minimal assistance with activities of daily living. On June 29, 2023, we announced positive topline data from our TRANQUILITY II trial, as well as information regarding certain investigator misconduct and noncompliance at one of the clinical trial sites. We were conducting the TRANQUILITY III clinical trial evaluating the potential for BXCL501 to treat acute agitation in patients with moderate to severe dementia associated with probable Alzheimer’s disease living in nursing homes and who require moderate to full assistance with activities of daily living. Enrollment in TRANQUILITY III has been paused due to the much higher-than-expected background frequency of episodes of agitation experienced by the first several patients enrolled in the study.

Strategic Reprioritization

On August 8, 2023, the Company’s Board of Directors approved a broad-based strategic reprioritization (the “Reprioritization”). The Company has determined to take actions to reduce certain operational and workforce expenses that are no longer deemed core to ongoing operations in order to extend its cash runway and drive innovation and growth in high potential clinical development and value creating opportunities. These actions include a shift in commercial strategy for IGALMI™ in the institutional setting as described under “IGALMI Commercial Progress” below, a reduction of in-hospital commercialization expenses, a de-prioritization of programs no longer determined to be core to ongoing operations as described under “Our Neuroscience Clinical Programs” and “Our Immuno-Oncology Clinical Programs”, and a prioritization on at-home treatment setting opportunities for BXCL501. As part of this strategy, the Company’s Board of Directors approved a reduction of approximately 50% of the Company’s current workforce. The Company began notifying impacted employees of the Reprioritization on August 14, 2023. Annual operating expenses are expected to be reduced by approximately $80 million, and the Reprioritization initiatives are expected to extend the Company’s cash runway into mid-2024. The Reprioritization is expected to be complete by the end of the third quarter of 2023.

As a result of the Reprioritization, the Company estimates that it will incur approximately $7 million to $8 million in aggregate costs, consisting of severance and benefit payments, notice pay, and related expenses, all of which are expected to be paid in cash. The estimated costs that the Company expects to incur and the expected timing to complete the Reprioritization are subject to a number of assumptions, and actual results may differ. The Company may also incur other cash or non-cash charges or cash expenditures not currently contemplated due to events that may occur as a result of, or in association with, the Reprioritization.

IGALMI Commercial Progress

Commercialization of IGALMI continued to build on its momentum through the second quarter of 2023, climbing to over 185 formulary approvals and unlocking up to $80 million in market potential.  As of June 30, 2023, there are more than 650 additional formulary reviews scheduled, representing up to an additional $275 million in bipolar and schizophrenia agitation market opportunity.  We believe this market opportunity remains available to us under our new sales strategy.

Recent substantial purchases through the contracting process resulted in the doubling of second quarter 2023 revenues sequentially, a process which the Company will emphasize moving forward.

●	The commercial realignment is designed to reduce the direct sales footprint and marketing efforts and pivot focus to market access with contracting by existing customers and large systems (Integrated Delivery Networks or IDNs).

●	The Company plans to continue to support hospitals purchasing IGALMI and those with positive formulary status through trade, distribution, and medical support.

Our Neuroscience Clinical Programs

The following is a summary of the status of our major neuroscience clinical development programs as of the date of this Quarterly Report on Form 10-Q. With our Reprioritization announcement on August 14, 2023, some of our trials and programs have been paused or deprioritized as noted below.

Neuroscience Program

BXCL501 Development

In indications other than those approved by the FDA as IGALMI, BXCL501 remains an investigational, proprietary, orally dissolving film formulation of Dex, a selective alpha-2 receptor agonist, targeting symptoms from stress-related behaviors such as agitation. BXCL501 is our most advanced neuroscience clinical program, being evaluated for at-home acute treatment of agitation related to bipolar disorders or schizophrenia and for the acute treatment of agitation related to mild to moderate Alzheimer’s disease in ALFs or in the at-home setting. As noted above, the Company has recently implemented a shift in commercial strategy for IGALMI™ in the institutional setting, a reduction of in-hospital commercialization expenses, a suspension of programs no longer deemed core to the Company’s business, and a shift to focus on the development of BXCL501 for use in the at-home and the assisted living facility setting in the treatment of agitation in schizophrenia, bipolar disorders, and in ADA.

As a selective adrenergic agent with a sublingual or buccal route of administration, BXCL501 is designed to be easily administered and, compared with medications that may take days or weeks, has shown a relatively rapid onset of action in multiple clinical trials, including those studying patients with schizophrenia, bipolar disorders, and Alzheimer’s disease. We believe results from these studies suggest that BXCL501 has the potential to reduce agitation without producing excessive sedation. We also believe BXCL501 is highly differentiated from antipsychotics, which are currently used as first-line standard-of-care treatments despite often producing unwanted side effects such as excessive sedation or extra pyramidal motor effects. Managing patient agitation in neuropsychiatric and neurodegenerative disorders represents a significant challenge for physicians and caregivers. We believe BXCL501 has the potential to address these challenges while providing an efficient treatment regimen for patients.

BXCL501 Clinical Trials

SERENITY Program: Agitation Associated with Bipolar Disorders or Schizophrenia (At-Home Use)

We are currently evaluating the potential at-home use of BXCL501 in patients with agitation associated with bipolar disorders or schizophrenia in our SERENITY III study, which consists of two parts. The first part was comparable to our pivotal SERENITY I and II studies. Using similar inclusion and exclusion criterion under a well-controlled in-patient setting, acutely agitated patients with schizophrenia or bipolar disorders were randomized to self-

administer either 60 mcg of BXCL501 or placebo, in a double-blind placebo-controlled trial SERENITY III. The primary endpoint of Part I was efficacy, as measured by the change in PEC score change from baseline at two hours post-dose. The secondary objectives of Part I were safety and tolerability.

On May 25, 2023, we reported topline results from Part 1 of the study. Although the trial did not meet its primary efficacy endpoint, we believe the efficacy results, observed with the 60 mcg dose, representing half of the lowest approved dose of IGALMI for in-patient use (120 mcg), were promising. Specifically, greater than 50% of individuals were responders, defined as those patients who achieved a 40% or greater reduction in PEC score. Further, this population responder rate was consistent and dose-proportionate to the same response rates observed in the larger SERENITY I and II trials. Although the primary efficacy endpoint as a group mean change was not statistically significant at the primary endpoint at 2 hours (p=0.077), BXCL501 statistically separated from placebo at 4 hours (p=0.049).

SERENITY III Part 2 is currently underway using a 60 mcg dose with an optional second 60 mcg dose, while pharmacokinetic and pharmacodynamic modeling suggested that use of an 80 mcg dose of BXCL501 could provide an optimal balance between safety and efficacy for at-home use. We believe the evaluation of an 80 mcg dose is further supported by our previous clinical experience with this dose during our Phase 1b trial in schizophrenia patients with agitation. We believe the totality of evidence provides support for evaluating this dose. Further, we plan to meet with FDA to discuss a protocol amendment to the ongoing SERENITY III Part 2 study to replace the current 60 mcg dosing regimen with a single 80 mcg dose. Part 2 is primarily intended to evaluate safety of BXCL501 over 12 weeks when used as needed for episodes of agitation associated with schizophrenia and bipolar at home. The primary objective is to describe the incidence of treatment-emergent adverse events. The primary endpoint of the trial is a comparison of serious adverse events and treatment-emergent adverse events as compared to placebo, and the secondary endpoints for Part 2 include a number of efficacy assessments.

As we continue to conduct our SERENITY III trial, we are also planning a meeting to seek alignment with the FDA on the data package necessary to support approval of a supplemental new drug application (“sNDA”) to expand the currently approved label for IGALMI to include at-home use of an 80 mcg dose in a non-medically supervised setting, including whether we may need to conduct a further efficacy trial to evaluate the 80 mcg dose.

TRANQUILITY Program: Agitation Associated with Alzheimer’s Disease

The TRANQUILITY I Part A study of agitation in dementia concluded with a total of four sites enrolling 46 subjects. Part B tested the 40 mcg dose versus placebo. The purpose of enrolling this additional cohort was to gather further evidence supporting dose selection and statistical powering of multicenter Phase 3 pivotal trials. All patients were able to take the film themselves and properly place it. There were no serious adverse events (“SAEs”) related to the drug, and no falls, loss of consciousness, or syncopal events reported. There were also no local tolerability issues. The adverse events (“AEs”) observed for 40mcg were consistent with those previously observed for 30 mcg, 60 mcg, and placebo doses. The incidence of individual and categorical AEs for the 40 mcg dose were lower than the 60 mcg group and similar to the 30mcg dose group.

Efficacy was measured by the change from pre-dose baseline Positive and Negative Syndrome Scale Excitatory Component (“PEC”) total score at two hours, the same primary endpoint utilized in prior pivotal trials of BXCL501. The 40 mcg dose showed statistically significant reductions in PEC total score at two hours and demonstrated statistically significant separation from placebo as early as one hour. The magnitude of change in PEC total score was greater for the 40 mcg dose than that of 30 mcg and somewhat less than the 60 mcg dose in previous cohorts. Overall, we believe the 40 mcg data support continued evaluation of both 40 mcg and 60 mcg doses in Phase 3 pivotal trials.

On December 15, 2021, after our initial Breakthrough Therapy designation meetings with the FDA, we announced the initiation of our program to evaluate BXCL501 for the acute treatment of agitation associated with dementia in Alzheimer’s patients. The program’s two studies, TRANQUILITY II and TRANQUILITY III, are designed to evaluate the safety and efficacy of BXCL501 in adults 65 years and older across the range of illness including mild, moderate, and severe dementia in ALFs and residential care settings.

On June 29, 2023, the Company announced positive topline results from TRANQUILITY II, a randomized, double-blind, placebo-controlled, parallel group trial that evaluated the safety and efficacy of BXCL501 for the acute treatment of Alzheimer’s-related agitation in adults 65 years and older in ALFs and residential care settings who required minimal assistance with activities of daily living. The trial dosed 149 patients with mild to moderate dementia. Randomized patients self-administered 40 mcg or 60 mcg of BXCL501 or placebo for agitation episodes that occurred over a 12-week period. The primary endpoint was the change from pre-dose in PEC total score at 2 hours post-dose for the first treated episode of agitation. The key secondary efficacy endpoints were PEC change from pre-dose at 1-hour post-dose of study treatment for the first treated episode of agitation, and PEC change from pre-dose at 30 minutes post-dose of study treatment for the first treated episode of agitation.

The Phase 3 trial met its primary efficacy endpoint with the 60 mcg dose; a statistically significant and clinically meaningful 7.5 point reduction from baseline in Positive and Negative Syndrome Scale-Excitatory Component (PEC) total score was observed at 2 hours versus 5.4 with placebo (p=0.0112). The 60 mcg dose also met the first key secondary endpoint of reducing agitation symptoms at 1 hour during the first episode of agitation (p=0.0185) but did not meet the other key secondary endpoint of change from baseline in PEC score at 30 minutes.

Efficacy for this dose was supported by several secondary measures, including CGI-Improvement and Agitation-Calmness Evaluation Scale. Most patients (76%) responded to the first 60 mcg dose and were determined to be “Very Much” or “Much Improved” (CGI-I of 1 or 2, respectively) compared to 50% with placebo. The primary endpoint was not met for the 40 mcg dose, with a 5.7 point reduction from baseline in PEC score.

On June 29, 2023, we also announced that we had learned that an investigator in this study who enrolled approximately 40% of the patients engaged in misconduct, and we are in the process of conducting an investigation into certain data integrity issues related to the TRANQUILITY II Phase 3 clinical trial and a number of independent third parties have been retained to conduct audits of the data from that investigator’s clinical trial site to assess their integrity, reliability, and usability, as discussed further in risk factor below entitled: “Developments relating to our TRANQUILITY II Phase 3 trial may impact the timing of our development plans for, and prospects for seeking or obtaining regulatory approval of, BXCL501 for the acute treatment of agitation associated with dementia in patients with probable Alzheimer’s disease.”

We have also been conducting the TRANQUILITY III trial to evaluate the safety and efficacy of BXCL501 in patients residing predominantly in nursing homes with moderate to severe dementia who require moderate or greater assistance with activities of daily living. We have elected to halt additional enrollment in this Phase 3 trial in patients with agitation associated with moderate to severe dementia with probable Alzheimer’s disease in nursing homes; enrolled patients are continuing the 12-week treatment period. The initial enrolled patients were observed to have more frequent episodes of agitation than originally anticipated, suggesting that agitation may present chronically in this population. Due to the chronic nature of agitation episodes observed in this population thus far, we believe that continued evaluation of BXCL501 in this population would require a different development program targeting more frequent or chronic use. We have chosen to focus our development efforts on the urgent need for episodic treatment in the ALF and at-home setting, consistent with the Breakthrough Therapy designation FDA has granted to BXCL501 for acute treatment of agitation associated with dementia.

We have requested a meeting with the FDA in an effort to reach alignment regarding the data needed to submit an sNDA seeking approval for BXCL501 for the acute treatment of agitation in mild to moderate dementia due to probable Alzheimer’s disease. Specifically, we have requested feedback from the FDA as to whether the current data package consisting of TRANQUILITY I and II (subject to completion of the data audit), along with the clinical pharmacology and toxicology programs previously discussed with the FDA, may be sufficient to support an sNDA submission for the use of BXCL501 to treat agitation in patients with mild to moderate dementia due to probable Alzheimer’s disease in either the at-home or ALF setting, or if not, what additional data would be required.

We are also evaluating the safety, tolerability, and pharmacokinetic characterization of single and multiple doses of BXCL501 in elderly subjects 65 years of age and older in a Phase 1 study. Quetiapine, an anti-psychotic drug widely prescribed in elderly patients, has been included as an active comparator. This study is also exploring the cognitive effects of daily dosing of BXCL501 and quetiapine. All dosing cohorts have been completed, including cohorts receiving 40 mcg BXCL501 (or placebo) once daily for seven days, and a cohort receiving 60 mcg BXCL501 (or placebo) or quetiapine once daily for seven days. We expect that the results of this study will be available in the second half of 2023.

Adjunctive treatment in Major Depressive Disorder (“MDD”)

We were previously evaluating BXCL501 as an adjunctive treatment for MDD. The initial clinical study in this program was a double-blind, placebo-controlled, multiple ascending dose (“MAD”) trial to evaluate the safety and tolerability of daily doses of BXCL501 in healthy volunteers.

On May 16, 2023, we reported positive topline results from a MAD study. The MAD study enrolled 125 healthy adult volunteers across seven different cohorts in a 2:1 randomization to BXCL501 or placebo film. Healthy volunteers were dosed for 7 consecutive days. Both safety and pharmacokinetics were assessed. The study included 7 cohorts. Four distinct cohorts received 30 mcg, 60 mcg, 80 mcg, or 120 mcg doses of BXCL501 or placebo once daily. Two additional dosing cohorts received twice-daily (BID) BXCL501 at either 30 mcg in the morning and 60 mcg in the evening, or 40 mcg in the morning and 80 mcg in the evening. The final escalation cohort evaluated BXCL501 at 60 mcg in the morning and 80 mcg in the evening in combination with 30 mg of duloxetine BID. BXCL501 was generally well tolerated across all dosing cohorts. Based upon pre-specified stopping criteria, a maximum tolerated dose was not reached. All adverse events were reported as mild or moderate.

As part of its strategic Reprioritization, the Company is pausing its plan to develop a Phase 2 human proof-of-concept (POC) trial design to investigate BXCL501 as an adjunctive treatment and its potential accelerant effect in combination with first-line selective serotonin reuptake inhibitors (SSRIs) or serotonin-norepinephrine reuptake inhibitors.

Pediatric Study

In June 2021, we initiated a global clinical trial designed to evaluate the safety and efficacy of BXCL501 in the acute treatment of agitation associated with pediatric schizophrenia and bipolar disorders, in part to fulfill pediatric study requirements agreed to with the FDA in connection with IGALMI’s approval. The trial protocol has been reviewed by the FDA, as well as by the European Medicines Agency, to fulfill potential commitments to study the effects of BXCL501 in pediatric patients ages 13 to 17 with schizophrenia and ages 10 to 17 with bipolar disorders. Enrollment of patients with schizophrenia, schizoaffective disorder, bipolar I, and bipolar II disorder is ongoing in this multisite, double-blind, placebo-controlled parallel group trial. Approximately 43% of the 150 total subjects have been enrolled in the U.S. and several European sites are planned to initiate enrollment in the second half of 2023. Similar to our registration trials in schizophrenia and bipolar disorder (SERENITY I and II), the primary endpoint is the change from baseline PEC total score at two hours. This program remains active following the Reprioritization.

Additional Neuroscience Opportunities

BXCL501 Pipeline Opportunities for Franchise Expansion

Given the differentiated design of BXCL501 and its selective mechanism of action, we believe BXCL501 has the potential for broad applicability across several indications where agitation is a symptom of a condition or underlying disease.

Government-Supported Investigator-Initiated Trial Programs

The Company has been awarded key opportunities for the development of BXCL501 in post-traumatic stress disorder (“PTSD”), alcohol use disorder (“AUD”), and opioid use disorder (“OUD”). These are being funded through Cooperative Agreements with the U.S. Department of Defense Congressionally Directed Medical Research Program and National Institute on Drug Abuse. Clinical and regulatory responsibilities are led by clinical researchers and regulatory staff at the Veterans Affairs Connecticut Healthcare System, Yale University Medical School, RTI International, Columbia University New York State Psychiatric Institute, and the National Institute on Drug Abuse. The Company has retained all rights to commercialization of BXCL501 in all potential indications evaluated in clinical trials supported by the U.S. government.

Alcohol Use Disorder with Comorbid Post-traumatic Stress Disorder Program

In December 2020, the Veterans Affairs Connecticut Healthcare System and Yale University Medical School were awarded a grant by the U.S. Department of Defense’s Congressionally Directed Medical Research Program with the overall objective to evaluate BXCL501 in patients who suffer from AUD with comorbid PTSD.  The Company provided BXCL501 for the inpatient Alcohol Interaction Study, which has been completed. We understand that Yale University Medical School will be submitting an Investigational New Drug (“IND”) application to evaluate the effects of up to 80 mcg of BXCL501 per day for 28 days on alcohol consumption, PTSD symptoms, cognitive function, memory, sleep, and mood in patients diagnosed with mild, moderate, or severe AUD and who meet Criterion A for comorbid PTSD. This program is being funded by the Pharmacotherapies for Alcohol and Substance Use Disorders Alliance (funded through a Cooperative Agreement between the U.S. Department of Defense Congressionally Directed Medical Research Program and RTI International). We believe the results from this study will be used to inform a Phase 3 study intended to commence with support by the Pharmacotherapies for Alcohol and Substance Use Disorders Alliance.

Opioid Use Disorder Program

As announced on August 1, 2022, the National Institute on Drug Abuse awarded a grant to Columbia University to fund clinical testing of BXCL501 as a potential treatment for opioid withdrawal in patients diagnosed with OUD. The 160-patient, three-site, four-arm study is a randomized, double-blind, double-dummy inpatient study comparing BXCL501 (180 mcg and 240 mcg BID), lofexidine (as a positive control), and placebo. The goal is to evaluate the safety and efficacy of BXCL501 relative to lofexidine and placebo in subjects with OUD. We understand that all three sites have recruited, enrolled, and dosed patients diagnosed with OUD who are physically dependent on opioids, including prescription opioids. The Company is currently supplying the drug product for the conduct of this study. The study will be used to select a recommended dose of BXCL501 to compare to lofexidine in a later Phase 3 study expected to commence with support from the National Institute on Drug Abuse.

Algorithms for Wearable Technologies

The Company completed a healthy volunteer study designed to train an algorithm to detect a hyper-aroused state. Hyperarousal often precedes agitated behaviors. In hyper-aroused healthy volunteers, robust signals were measured using wearable technology (phones and watches). As part of its strategic Reprioritization, the Company is deprioritizing its plan to develop wearable technology.

BXCL502 Development

We identified a second neuropsychiatric drug candidate, BXCL502, through our AI-based platform. We plan to evaluate BXCL502 initially as a monotherapy and possibly as a combination with BXCL501 for the chronic treatment of agitation in patients with dementia and acute stress disorder. The active pharmaceutical ingredient (“API”) underlying BXCL502 is designed to affect serotonergic signaling in the brain. Our preclinical data suggests BXCL502 has the potential to treat stress-related neuropsychiatric symptoms in dementia and other stress-related disorders. In previously published third-party clinical trial data, daily administration of the API of BXCL502 demonstrated improvement in behaviors using a well-established, clinically validated symptom scale. Formulation and clinical development planning are currently under way with BXCL502.

Other Product Candidates Leveraging the AI Platform

We are targeting neuropsychiatric disorders with high unmet medical needs. Our focus is on treating stress-related symptoms, such as agitation, that are responsible for increased levels of healthcare burden. We are also using AI approaches and machine learning to identify new candidates for rare neurological diseases and to reinnovate late stage drug candidates, such as BXCL503 and BXCL504.

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

OnkosXcel Therapeutics, LLC

On April 19, 2022, we announced the formation of a wholly owned, clinical-stage subsidiary, OnkosXcel Therapeutics, LLC (“OnkosXcel”), to develop potentially transformative medicines in oncology. OnkosXcel uses proprietary AI capabilities to drive the capital-efficient development of innovative anti-cancer therapeutics. On March 14, 2023 we announced that OnkosXcel had confidentially submitted a draft registration statement on Form S-1 with the SEC relating to the proposed initial public offering of its common stock following its conversion into a corporation. The Company is continuing to evaluate strategic options for OnkosXcel. With the Company’s Reprioritization announcement on August 14, 2023, further work on the immuno-oncology programs described below have generally been paused, except as noted below.

Our approach to drug discovery leverages the application and methodology of EvolverAI, a proprietary AI-based research and development platform utilized in the successful development of IGALMI, with the aim of efficiently identifying and developing immuno-oncology product candidates. We believe that BXCL701 reflects the potential of this discovery approach in immuno-oncology. BXCL701 is an investigational, oral innate immune activator that demonstrated a 25% composite response rate in a Phase 2a clinical trial to treat patients with small cell neuroendocrine (“SCNC”) phenotype metastatic castration-resistant prostate cancer (“mCRPC”). We intend to finalize a registrational trial design in mCRPC patients with SCNC phenotype following planned meetings with the FDA in the second half of 2023, however, the start of such trial is paused following the Company’s Reprioritization.

mCRPC is often characterized as a “cold” tumor, which is a tumor with an immunosuppressive tumor microenvironment (“TME”) and poor immune cell infiltration. Currently approved checkpoint inhibitors (“CPIs”) which target programmed cell death 1 (“PD-1”), or cytotoxic T-lymphocyte-associated protein 4, have failed to demonstrate meaningful single-agent activity against such difficult-to-treat tumor types, including mCRPC. BXCL701 is designed to promote an immune-induced inflammatory response in the TME primarily via inhibition of dipeptidyl peptidases (“DPP”) 8 and 9, which we believe can provide for enhanced CPI therapeutic utility. We believe that BXCL701 can potentially provide significant benefits for approximately 20% of the estimated 288,300 men who will be diagnosed with prostate cancer in the U.S. in 2023 who are expected to progress to the more aggressive mCRPC form of the disease, including approximately 20%, or 11,500, of those patients who will develop the SCNC phenotype, for which there are currently limited treatment options.

Our Immuno-Oncology Clinical Programs

Below is a summary of the status of our immuno-oncology clinical development programs as of the date of this Quarterly Report on Form 10-Q. We believe our product candidates, if successfully developed and approved, have the potential to become compelling treatment options for their respective indications. With the Company’s Reprioritization announcement on August 14, 2023, further work on its immuno-oncology program has been paused, other than as noted below.

Leveraging the insights enabled by the application and methodology of EvolverAI, a proprietary AI-based platform used to identify novel therapeutic uses for approved therapeutics and product candidates in clinical evaluation, and our internal industry expertise, we are pursuing two proprietary discovery programs to advance our goal of developing anti-cancer therapeutics. The first program, which encompasses BXCL701 across a range of indications, is based on the application of innate immune modulation technology. This program has been constructed to embrace key distinguishing characteristics of the innate immune system and we believe it is supported by our development efforts. This approach has driven the development of BXCL701, which we are currently evaluating in a Phase 2 clinical trial as a potential treatment for mCRPC with SCNC phenotype. Fundamental to the innate immune modulation program is BXCL701’s potential to:

●	Convert cold tumors into ones sensitive to CPIs;
●	Enhance hot tumors’ response rate and depth of response to CPIs; and
●	Restore CPE sensitivity to tumors that had previously been responsive.

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

BXCL701 is being evaluated in a Phase 1b/2a clinical proof-of-concept trial that we are sponsoring to investigate its potential efficacy when used in combination with pembrolizumab. Enrollment in this trial is complete.

The Phase 2a portion of the trial was segregated into two 28-patient trial cohorts, one cohort consisting of mCRPC patients with SCNC phenotype and a second cohort consisting of mCRPC patients with adenocarcinoma phenotype. Initially, we focused on mCRPC with SCNC phenotype as the primary patient population for BXCL701, since DPP9 is amplified in approximately 17% of treatment-emergent mCRPC with SCNC phenotype, compared to 5% or less in the broader prostate cancer population. However, we also observed responses in mCRPC patients with adenocarcinoma phenotype who were microsatellite stable in the Phase 1b portion of the trial. On this basis, we widened our Phase 2a trial to include relapsed mCRPC patients with either SCNC or adenocarcinoma phenotype. Both cohorts employed a Simon two-stage trial design of 15 trial participants followed by 13 additional patients. The primary endpoint of the Phase 2a portion of this trial was a composite response rate, determined as either a RECIST 1.1 response (defined as a reduction in RECIST score of 30% or more), and/or a reduction in prostate specific antigen (“PSA”) level of 50% or more, and/or a conversion in circulating tumor cells (“CTCs”) from 5 or more CTCs/7.5 milliliter (“ml”) to less than 5 CTCs/7.5 ml. Secondary endpoints included duration of response, progression-free survival, changes in circulating cytokines, and certain disease-specific biomarkers.

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

We received initial comments from the FDA on our proposed clinical development plan, and we plan to meet with the FDA in the second half of 2023 to agree to a potential pivotal trial design. However, the start of such trial is paused following the Company’s Reprioritization.

BXCL701 as a Potential Treatment for Small Cell Lung Cancer

The American Cancer Society estimates that in 2023, approximately 35,751 cases of small cell lung cancer (“SCLC”) will be diagnosed in the U.S. Approximately 60 to 70% of these patients present with extensive disease, and first-line therapy for a majority of these patients involves the combination of a CPI with platinum-based chemotherapy or etoposide.

We are encouraged by the therapeutic potential of BXCL701 for SCLC given the activity it has demonstrated in the ongoing SCNC clinical trial, and we plan to initiate clinical trials targeting this indication. We are finalizing the protocol for a Phase 1b/2 trial design to be a dose-escalation safety lead-in to establish a recommended Phase 2 dose (“RP2D”). However, the start of such trial is paused following the Company’s Reprioritization.

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

Pancreatic Cancer

The American Cancer Society estimates that in 2023, approximately 64,050 cases of pancreatic cancer will be diagnosed in the U.S. We are supporting a Phase 2 Investigator Sponsored Trial (“IST”) sponsored by Georgetown Lombardi Comprehensive Cancer Center designed to evaluate the use of BXCL701 along with pembrolizumab to treat pancreatic cancer. Few therapeutic options are available for patients with this indication, which has a five-year survival rate of less than 10%, among the lowest of all cancers. Pancreatic cancer has among the highest levels of overexpression and amplification of DPPs. Preclinical models demonstrated synergy between DPP inhibition with BXCL701 and anti-PD-1 antibody in the pancreatic cancer tumor microenvironment. Based on these preclinical observations, Georgetown Lombardi intends to assess the safety of BXCL701 when administered in combination with pembrolizumab, as well as estimate the 18-week progression-free survival rate. This trial has begun and remains ongoing.

Relapsed or Refractory AML

The American Cancer Society estimates that in 2023, approximately 20,380 new cases of AML will be diagnosed in the U.S. We are supporting a Phase 1b IST sponsored by Dana-Farber Cancer Institute, designed to evaluate the use of BXCL701, along with the current standard of care to treat relapsed or refractory AML. We believe that pyroptosis triggered by BXCL701 may provide potent single agent cytotoxicity directed toward AML. We also believe that DPP9 copy number may provide an actionable biomarker, as high copy number has been observed to correlate with BXCL701 toxicity in human AML cell lines. DPP8/9 inhibition has been shown to be cytotoxic to THP-1 cells, monocytic cancer cells cultured from a patient with AML, but not other cell lines, suggesting a specific vulnerability of AML to these inhibitors that we believe can be exploited for therapeutic benefit. Based on these preclinical observations, Dana-Farber has initiated a Phase 1b trial to determine the maximum tolerated dose or the RP2D, and to assess the safety of

BXCL701 as a single agent. This trial began in the first quarter of 2023. Subject to successful completion of this Phase 1b trial, we anticipate that Dana-Farber will conduct additional studies to determine BXCL701's objective response rate in AML in combination with the standard of care.

Other Potential Anti-Cancer Programs

We collaborated with the University of Texas MD Anderson Cancer Center in a Phase 2a IST to evaluate the potential efficacy of BXCL701 administered in combination with pembrolizumab in patients with advanced solid cancer. The design of this open label trial included two cohorts and incorporated a two-stage configuration, which allowed for an expansion of patient enrollment to a total of 17 patients in each cohort if a RECIST 1.1 complete response or partial response was observed in at least one of the initial nine patients. The first cohort enrolled patients who previously had not received CPI therapy, with a second cohort consisting of patients who were either refractory to CPI therapy or had relapsed while on CPI therapy, meaning that no further response to CPI treatment was anticipated among patients in the second cohort. Trial participants received 200 mg of pembrolizumab on day one of a 21-day cycle, with 0.2 mg BXCL701 administered twice-daily (“BID”), on days one through seven, the dose increasing to 0.3 mg BID on days eight through 14. Evaluable trial participants were required to receive a minimum of two treatment cycles. A preliminary assessment conducted after completion of the first stage of the study of BXCL701 dosed in combination with a CPI, noted responses in two patients, one in each of the CPI naïve and the CPI refractory/relapsed cohorts. Responses included a partial response in a patient with endometrial carcinoma who was CPI-naïve, microsatellite stable, and PD-L1 negative (CPS <1), and a partial response in a CPI-refractory patient with uveal melanoma. These preliminary results were presented at the 2021 American Society of Clinical Oncology annual meeting. Patient enrollment in this trial was completed in the third quarter of 2022.

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

Patent Portfolio

We have multiple patent families filed to protect our Neuroscience program, including BXCL501. As of June 30, 2023, our neuroscience patent portfolio included four Patent Cooperation Treaty (“PCT”) applications, 19 U.S. utility applications, nine U.S. provisional, five issued U.S. utility patents, 104 pending non-U.S. utility applications, 11 allowed or granted non-U.S. patents (including three in Japan), one pending U.S. design patent application, and 34 allowed or registered design patents (including two in Japan). Four U.S. utility patents, directed to our proprietary sublingual film formulation of Dex and set to expire no earlier than 2039, are now listed in the FDA's Approved Drug Products with Therapeutic Equivalence Evaluations (the “Orange Book”). In the same family, we also have a granted patent in China, two granted patents in Eurasia, and pending applications in the U.S., China, and other major markets. We expect that patents issuing in this family will expire no earlier than 2039. We have also filed applications in additional patent families that are relevant to BXCL501. We have applications pending in the U.S., Europe and Japan directed to methods of treating insomnia using sublingual Dex. We expect that patents issued from these applications, if any, will expire no earlier than 2035. We also have applications filed in 16 regions/countries, including the U.S., Europe, Japan, and China, directed to methods of treating agitation. We expect that patents issued from these applications, if any, will expire no earlier than 2042. We also have one PCT application directed to treating mania and another to treating depression. If patents issue from those cases, we expect them to expire no earlier than 2041 and 2042, respectively.

We have multiple patent families filed to protect our immuno-oncology program, including our core patent family directed to methods of using BXCL701 with immune checkpoint inhibitors, which is granted in the U.S., Japan, Australia, Canada, Russia, China, South Africa, Mexico, New Zealand, and United Arab Emirates, and with at least one pending application in the U.S., China, Mexico, the Republic of Korea, New Zealand, Russia, Australia, Brazil, Hong Kong, and Europe. Patents issued from this family, if any, are expected to expire no earlier than 2036. We have one additional patent issued in the U.S. directed to a method of selecting patients based on a biomarker, with an expected expiration date no earlier than 2039.

Additional applications are directed to administering BXCL701 in combinations with various other molecules, biomarkers, and dosing regimens. We also have four provisional applications directed to novel formulations of BXCL701, various dosing regimens, methods of use, and combination therapies. We expect that patents issued from these applications, if any, will expire from 2039 to 2044.

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

Research and Development

Our research and development expenses reflect costs associated with the identification of our preclinical and clinical product candidates. Expenditures primarily consist of salary, benefits and non-cash stock-based compensation for our research and development personnel, costs incurred under agreements with contract research organizations and sites that conduct our non-clinical studies and clinical trials, costs of outside consultants engaged in research and development activities, travel expenses, the cost of acquiring, developing and manufacturing preclinical and clinical trial materials and lab supplies, and depreciation and other expenses. Payments to BioXcel LLC are also included in research and development expenses. Costs associated with third parties that provide non-clinical services such as toxicology, pharmacology, research and discovery, biomarker studies and similar services are included in the professional fees category of research and development expenses.

We expense research and development costs as incurred.

Our research and development costs by program for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Direct external costs
BXCL501	$15,010	$9,054	$31,478	$17,570
BXCL701	2,095	1,785	4,763	4,701
Other research and development programs	1,390	671	2,281	1,223
Total direct external costs	$18,495	$11,510	$38,522	$23,494
Internal personnel costs	7,289	5,564	14,043	11,416
Sub-total direct costs	$25,784	$17,074	$52,565	$34,910
Indirect costs and overhead	1,189	832	2,208	1,683
Total research and development expenses	$26,973	$17,906	$54,773	$36,593

Selling, General and Administrative

Selling, general and administrative expenses primarily consist of salaries, benefits and non-cash stock-based compensation for our sales, executive and administrative personnel. Selling, general and administrative expenses also include legal expenses to pursue patent protection of our intellectual property, professional fees for audit and tax services and insurance charges. We may also incur costs to comply with corporate governance, internal controls, investor relations and disclosures and similar requirements applicable to public companies.

With the announcement of our Strategic realignment, we expect that our selling, general and administrative expenses will decline due to the restructured commercialization of IGALMI and reduced labor costs. However, we may also experience increased fees for outside consultants, attorneys, and accountants.

Other Expense (Income)

Other expense (income) primarily consists of interest costs associated with the financing agreements the Company put in place in April 2022, changes in fair value of derivative financial instruments, and interest income earned on cash and cash equivalents that were comprised primarily of money market funds. We expect that interest expense will increase in the future, as we meet additional milestones, in connection with payments to cure the revenue covenant and as we draw down additional funds under the financing agreements.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements is set forth in Note 3 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

Product Revenues, Net

Product revenues, net in the three months ended June 30, 2023 were $457, comprised of sales of IGALMI, subsequent to commercial launch in July 2022. Sales to date reflect limited market access. There were no revenues in the second quarter of 2022.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2023, were $26, which primarily related to the costs to produce, package and deliver IGALMI to customers. There were no cost of goods sold in the second quarter of 2022.

Research and Development Expense

Research and development expenses for the three months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended
	June 30,
	2023	2022	Change	% Change

Personnel and related costs	$5,390	$4,329	$1,061	25%
Non-cash stock-based compensation	1,898	1,235	663	54%
Professional fees	5,631	3,415	2,216	65%
Clinical trials expense	10,701	5,927	4,774	81%
Chemical, manufacturing and controls cost	2,369	2,264	105	5%
Travel and other costs	984	736	248	34%
Total research and development expenses	$26,973	$17,906	$9,067	51%

The overall increase of $9,067 for the three months ended June 30, 2023 relative to the same period in 2022 was primarily attributable to:

●	An increase in clinical trials expense associated with the SERENITY III study to evaluate BXCL501 for at-home use for the acute treatment of agitation related to schizophrenia and bipolar disorders, as well as the TRANQUILITY II study of BXCL501 for the potential treatment of agitation in patients with Alzheimer’s disease.
●	Increased professional fees due to required toxicology testing for IGALMI as well as increased pharmacology and professional research fees.
●	An increase in personnel costs related to our efforts to grow our clinical team as we expanded our clinical trials, particularly for evaluating BXCL501 for treatment of agitation in patients with Alzheimer’s disease and at-home use for agitation associated with bipolar disorders and schizophrenia.
●	Increased stock-based compensation costs due to increased equity award grants and higher grant date fair values resulting from a higher price for the Company’s common stock.

Following IGALMI’s approval by the FDA, we capitalize costs related to commercial production of IGALMI as inventory and expense those chemical, manufacturing and controls (“CMC”) costs related to clinical trials.

Selling, General and Administrative Expense

Selling, general and administrative expenses for the three months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended
	June 30,
	2023	2022	Change	% Change

Personnel and related costs	$8,569	$4,529	$4,040	89%
Non-cash stock-based compensation	4,226	3,247	979	30%
Professional fees	5,771	3,690	2,081	56%
Commercial and marketing	4,808	4,719	89	2%
Insurance	396	603	(207)	(34)%
Travel and other costs	2,102	1,594	508	32%
Total selling, general and administrative expenses	$25,872	$18,382	$7,490	41%

The overall increase of $7,490 for the three months ended June 30, 2023, relative to the same period in 2022 was primarily attributable to:

●	An increase in personnel and related costs due to our efforts to expand our functional teams, particularly in sales, to support commercialization of IGALMI in the U.S.
●	Increased professional fees, primarily relating to our investigation related to our TRANQUILITY II study, the commercial launch of IGALMI in the U.S., formation of OnkosXcel, and higher corporate operating support levels. The increase in legal fees was offset primarily by reductions in consulting and recruiting fees.
●	Increased stock-based compensation costs due to increased equity award grants resulting from increased personnel and higher grant date fair values resulting from a higher price for the Company’s common stock.
●	An increase in travel and other costs following the commercial launch of IGALMI. In addition, we experienced higher technology costs related to the addition of personnel and expansion of our operations.

Other Expense (Income)

Interest expense increased to $3,259 for the second quarter of 2023 from $1,586 in the same period in 2022 primarily due to increased average outstanding borrowings under the OFA Facilities (as defined below) that the Company put in place in April 2022. The expense was partially offset by interest income earned on cash and cash equivalents that were held primarily in short-term money market funds. Other income, net is primarily associated with changes in the fair value of derivative financial instruments for the period, which relate to instruments associated with the OFA Facilities.

Comparison of the Six Months Ended June 30, 2023 and 2022

Product Revenues, Net

Product revenues, net in the six months ended June 30, 2023 were $663, comprised of sales of IGALMI. Sales to date reflect limited market access. There were no revenues in the first half of 2022.

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2023, were $34, which primarily related to the costs to produce, package and deliver IGALMI to customers. There were no cost of goods sold in the first half of 2022.

Research and Development Expense

Research and development expenses for the six months ended June 30, 2023 and 2022 were as follows:

	Six months ended
	June 30,
	2023	2022	Change	% Change

Personnel and related costs	$10,848	$9,205	$1,643	18%
Non-cash stock-based compensation	3,195	2,210	985	45%
Professional fees	9,265	7,339	1,926	26%
Clinical trials expense	23,720	12,242	11,478	94%
Chemical, manufacturing and controls cost	5,840	4,204	1,636	39%
Travel and other costs	1,905	1,393	512	37%
Total research and development expenses	$54,773	$36,593	$18,180	50%

The overall increase of $18,180 for the six months ended June 30, 2023 relative to the same period in 2022 was primarily attributable to:

●	An increase in clinical trials expense due to the SERENITY III study evaluating BXCL501 for at-home use for the acute treatment of agitation related to schizophrenia and bipolar disorders, as well as the TRANQUILITY II study of BXCL501 for the potential treatment of agitation in patients with Alzheimer’s disease.
●	Increased professional fees due to increased pharmacology and research and discovery costs.
●	An increase in personnel and related costs related to our efforts to grow our clinical team as we expanded our clinical trials, particularly evaluating BXCL501 for treatment of agitation in patients with Alzheimer’s disease and at-home use for agitation associated with bipolar disorders and schizophrenia.
●	Increased CMC costs associated with producing materials for our clinical trials of BXCL501 for at-home use for the acute treatment of agitation related to schizophrenia and bipolar disorders and for the treatment of agitation associated with Alzheimer’s disease, and BXCL701 for the treatment of prostate and lung cancers.
●	Increased stock-based compensation costs due to increased equity award grants and higher grant date fair values resulting from a higher price for the Company’s common stock.

Following IGALMI’s approval by the FDA, we capitalize costs related to commercial production of IGALMI as inventory and expense those CMC costs related to clinical trials.

Selling, General and Administrative Expense

Selling, general and administrative expenses for the six months ended June 30, 2023 and 2022 were as follows:

	Six months ended
	June 30,
	2023	2022	Change	% Change

Personnel and related costs	$18,020	$7,735	$10,285	133%
Non-cash stock-based compensation	7,807	6,097	1,710	28%
Professional fees	8,812	7,821	991	13%
Commercial and marketing	9,178	6,202	2,976	48%
Insurance	951	1,173	(222)	(19)%
Travel and other costs	4,699	2,147	2,552	119%
Total selling, general and administrative expenses	$49,467	$31,175	$18,292	59%

The overall increase of $18,292 for the six months ended June 30, 2023, relative to the same period in 2022 was primarily attributable to:

●	An increase in personnel and related costs due to our efforts to expand our functional teams, particularly in sales, to support commercialization of IGALMI in the U.S.
●	Higher commercial and marketing expense associated with media, marketing and data and business analytics costs associated with commercialization of IGALMI.
●	An increase in travel and other costs following the commercial launch of IGALMI. In addition, we experienced higher technology costs related to the addition of personnel and expansion of our operations.
●	Increased stock-based compensation costs due to increased equity award grants resulting from increased personnel and higher grant date fair values resulting from a higher price for the Company’s common stock.
●	Increased professional fees, mainly for corporate legal fees, primarily relating to our investigation related to our TRANQUILITY II study, the commercial launch of IGALMI in the U.S., formation of OnkosXcel, and higher corporate operating support levels. The increase in legal fees was offset primarily by reductions in consulting and recruiting fees.

Other Expense (Income)

Interest expense increased to $6,627 for the first half of 2023 from $1,593 in the same period in 2022 primarily due to increased average outstanding borrowings under the OFA Facilities that the Company put in place in April 2022. The expense was partially offset by interest income earned on cash and cash equivalents that were held primarily in short-term money market funds. Other income, net is primarily associated with changes in the fair value of derivative financial instruments for the period, which relate to instruments associated with the OFA Facilities.

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

Liquidity and Capital Resources

As of June 30, 2023, we had cash and cash equivalents of $127,545, working capital of $103,491 and stockholders’ equity of $5,864. Net cash used in operating activities was $90,559 and $65,516 for the six months ended June 20, 2023 and 2022, respectively. We incurred losses of $53,515 and $37,670 for the three months ended June 30, 2023 and 2022, respectively and $106,311 and $69,142 for the six months ended June 30, 2023 and 2022, respectively. We have generated limited revenues to date, and we have not yet achieved profitability. We expect that our research and development and selling, general and administrative expenses will continue to increase and, as a result, we will need to generate significant product revenues to achieve profitability. Our history of significant losses, negative cash flows from operations, potential near-term, increased covenant-driven amortization payments under our OFA Facilities (as defined and described under Sources of Liquidity Below), the regulatory event of default triggers under the OFA Facilities, limited liquidity resources currently on hand, and dependence on our ability to obtain additional financing to fund our operations after the current resources are exhausted, about which there can be no certainty, have resulted in management’s assessment that there is substantial doubt about our ability to continue as a going concern for a period of at least 12 months from the issuance date of the financial statements included in this Quarterly Report on Form 10-Q.

This going concern analysis takes into consideration the potential mitigating effect of management’s Reprioritization plans that have not been fully implemented as of the date the financial statements are issued. However, this analysis does not consider a possible restructuring of the OFA Facilities, which is currently under discussion.

Based on our cash, cash equivalents and marketable securities of $128 million as of June 30, 2023, management believes we will be able to fund our operating expenses and capital expenditures into mid-2024.

Successful completion of the Company’s development programs and, ultimately, the attainment of profitable operations are dependent upon future events, including obtaining adequate financing to support the Company’s cost structure and operating plan. Management’s plans to improve the Company’s liquidity and reduce its operating expenses and capital requirements include, among other things, pursuing one or more of the following steps to raise additional capital, none of which can be guaranteed or are entirely within the Company’s control:

●	raise funding through the sale of the Company’s equity securities;
●	raise funding through third-party investments in or other strategic options for OnkosXcel;
●	raise funding through debt financing and/or restructuring of its existing OFA Facilities;
●	establish collaborations with potential partners to advance the Company’s product pipeline;
●	establish collaborations with potential marketing partners;
●	reduce overhead and headcount to focus on core priorities, and/or
●	any combination of the foregoing.

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

The foregoing additional amounts were not eligible to be borrowed as of June 30, 2023.

Pursuant to the RIFA, the Purchasers agreed to provide us with up to $120,000 in financing for our near-term commercial activities of IGALMI, development and commercialization of BXCL501 and other general corporate purposes. On July 8, 2022, we drew down the first tranche of $30,000 under the RIFA. The remaining commitments under the RIFA may be drawn at our option prior to December 31, 2024, as follows:

●	$45,000 upon satisfaction of certain conditions, including receipt of certain regulatory and patent related milestones and specified minimum net sales of BXCL501 during any consecutive 12-month period; and
●	$45,000 upon satisfaction of certain conditions, including receipt of certain regulatory and patent related milestones and specified minimum net sales of BXCL501 during any consecutive 12-month period.

The foregoing additional amounts were not eligible to be borrowed as of June 30, 2023.

We do not anticipate that we will be able to satisfy the conditions necessary to draw these commitments.

In connection with the Credit Agreement, we granted to the Lenders certain warrants to purchase up to 278 shares of our common stock, rights to purchase up to $5,000 of our common stock and warrants to purchase up to 175 individual ownership units (i.e., not in thousands) in OnkosXcel.

See Note 8, Debt and Credit Facilities in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information relating to the Credit Agreement and RIFA, including applicable interest rates, anticipated payment obligations and certain restrictive and financial covenants thereunder.

If, as of a Revenue Covenant Measurement Testing Date (as defined in Note 8, Debt and Credit Facilities), the Company’s revenue for the applicable Revenue Covenant Measurement Period (as defined in Note 8, Debt and Credit Facilities) is less than the minimum revenue amount specified for the applicable period then required under the Revenue Covenant, (as defined in Note 8, Debt and Credit Facilities) the Company would have a right to cure such shortfall for a total of three fiscal periods by making a revenue cure payment (which would be treated as prepayments of the loans subject to a prepayment fee) to the Lenders in an amount equal to the difference between such minimum required revenue amount and the Company’s actual revenues for such Revenue Covenant Measurement Period, such payment to not be less than $1,000. If paid, the Company will be deemed to have complied with the Revenue Covenant as of such Revenue Covenant Measurement Testing Date. Any such payment will be applied to the prepayment of the loans under the Credit Agreement. For the Revenue Covenant Measurement Testing Dates ending December 31, 2023, March 31, 2024 and June 30, 2024, shortfalls under the Revenue Covenant, as described above, could result in a revenue cure payment of up to $7,657, $10,636, and $14,313, respectively, plus aggregate prepayment fees of up to $1,500.

Based on current revenue projections, the Company expects that it will be required to make cure payments for failure to comply with the Revenue Covenant in 2024. Such payments could be up to an aggregate of approximately $34,106 in the next twelve months from the date of this Quarterly Report on Form 10-Q. Subsequent to the three cure periods, the Company would default on the Credit Agreement and Guaranty if it is unable to satisfy the Revenue Covenant. Given the anticipated and/or potential payment obligations that may become due within the next 12 months under the Credit Agreement, we are in active discussions with lenders to potentially restructure our financing arrangements and/or waive the Revenue Covenant. As of June 30, 2023, we were in compliance with all covenants under the Credit Agreement and the RIFA.

In May 2021, we entered into the Sale Agreement with Jefferies pursuant to which we can offer and sell shares of our common stock, having an aggregate offering price of up to $100,000, from time to time, through an “at the market offering” program under which Jefferies will act as sale agent. The Company sold 756 shares under the Sale Agreement with Jefferies in the first half of 2023 for net proceeds of $23,918, net of issuance costs of $739.

Cash Flows

	Six months ended June 30,
	2023	2022
Cash (used in) provided by:
Operating activities	$(90,559)	$(65,516)
Investing activities	$(20)	$(139)
Financing activities	$24,399	$66,139

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2023 was $90,559 and was primarily attributable to our net loss of $106,311, which is due to our being in the early stages of commercial launch of IGALMI and our continued product development efforts, in part offset by $11,001 of non-cash stock-based compensation, a $1,843 increase in accounts payable, accrued expenses due to related parties, and other current liabilities, and a $2,234 increase in accrued interest.

Net cash used in operating activities for the six months ended June 30, 2022 was $65,516, which was primarily attributable to our net loss of $69,142, a $1,395 increase in inventory, and a $7,072 increase in prepaid expenses, other current assets and other assets, partially offset by $8,307 in non-cash stock-based compensation, as well as a $3,315 increase in accounts payable, accrued expenses due to related parties and other current liabilities.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2023 and 2022 was $20 and $139, respectively, and was primarily attributable to purchases of equipment and leasehold improvements.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2023, was $24,399 and was primarily attributable to net proceeds received from the sale of common stock under the Sale Agreement with Jefferies of $23,918 and the exercise of stock options.

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

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect, and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development, and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. We anticipate that our expenses will include the following as we:

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

In addition, see Note 8, Debt and Credit Facilities in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information relating to anticipated and potential payments in the next 12 months under the Credit Agreement and RIFA.

We believe that our existing cash and cash equivalents as of June 30, 2023, will not be sufficient to enable us to fund operating expenses and capital expenditure requirements for at least the next 12 months from the date of the issuance of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, including funding our ongoing research and development and commercialization efforts. We expect that we will need to obtain substantial additional funding to fund our ongoing operations. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interests of our existing stockholders may be materially diluted, and the terms of these securities could include liquidation or other preferences that could adversely affect the rights of our existing stockholders. In addition, debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends, which could adversely impact our ability to conduct our business. If we are unable to raise capital when needed or on attractive terms, we could be forced to significantly delay, scale back or discontinue the development or commercialization of our product candidates, seek collaborators at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available, and relinquish or license, potentially on unfavorable terms, our rights to our product candidates that we otherwise would seek to develop or commercialize ourselves.

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

BTI leases office space for its corporate headquarters at 555 Long Wharf Drive, New Haven, Connecticut (the “HQ Lease”). The HQ Lease expires in February 2026. The Company has an option to renew the HQ Lease for one additional five-year term. Payments under the HQ Lease are fixed. The Company has approximately $1,024 of payments remaining under the HQ Lease. For additional details, see Note 12, Leases in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information relating to the Company’s leases.

In addition, we are obligated to make quarterly interest and royalty payments under our Credit Agreement and RIFA, respectively, as well as potential cure payments under the Credit Agreement. For additional details, see Note 8 Debt and Credit Facilities in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information relating to the Company’s debt payment obligations.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. We have reviewed and determined that those critical accounting policies and estimates remain our critical accounting policies and estimates as of and for the six months ended June 30, 2023. No material changes were made to our existing critical accounting policies and estimates during the period presented. Refer to Note 3, Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements elsewhere in this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Risk

As of June 30, 2023, we had $127,545 of cash and cash equivalents. Our cash and cash equivalents are primarily held in money market funds that hold U.S. government cash equivalent instruments. We do not participate in any foreign currency hedging activities and have limited exposure to other derivative financial instruments, primarily resulting from the terms and conditions of the OFA Facilities. We did not recognize any significant exchange rate losses during the six months ended June 30, 2023 and 2022, respectively.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to litigation and claims arising in the ordinary course of business, which could have a material adverse effect on our business, operating results, cash flows or financial condition. Please refer to Note 15, Commitments and Contingencies of our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding material legal proceedings.

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

Since our inception, we have incurred significant operating losses. Our net loss was $106.3 million and $69.1 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had stockholders’ equity of approximately $5.9 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We have only one product candidate approved for marketing in the U.S., none in any other jurisdiction, and may never receive approval beyond the one product approved to date. It could be several years, if ever, before we have a commercialized product that generates significant revenues through sales of IGALMI or our product candidates, if approved. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

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

To become and remain profitable, we must develop and commercialize more products or product candidates with significant market potential. This will require us to be successful in a range of challenging activities, including completing clinical trials of our product candidates, developing commercial scale manufacturing processes, obtaining marketing approval, manufacturing, marketing, and selling IGALMI and any current and future product candidates for which we may obtain marketing approval, and satisfying any post-marketing requirements. We may never succeed in any or all of these activities and, even if we do, we may never generate sufficient revenue to achieve profitability.

Although we have obtained U.S. Food and Drug Administration (“FDA”) approval for IGALMI, because of the numerous risks and uncertainties associated with product development, we are unable to accurately predict the timing or amount of expenses or when, or if, we will obtain marketing approval to commercialize any additional product candidates. If we are required by the FDA, or other regulatory authorities such as the European Medicines Agency (“EMA”) to perform studies and trials in addition to those currently expected, or if there are any delays in the development, or in the completion of any planned or future preclinical studies or clinical trials of our current or future product candidates, our expenses could increase and profitability could be further delayed. For example, recent developments with respect to our TRANQUILITY II trial evaluating BXCL501 in patients with probable Alzheimer’s disease may increase the likelihood that we experience such costs or delays, as discussed in the risk factor below entitled: “Developments relating to our TRANQUILITY II Phase 3 trial may impact the timing of our development plans for, and prospects for seeking or obtaining regulatory approval of, BXCL501 for the acute treatment of agitation associated with dementia in patients with probable Alzheimer’s disease.”

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

Our strategic reprioritization and related reduction in force may not achieve our intended outcome.

In August 2023, we announced a broad-based strategic reprioritization (the “Reprioritization”). We have determined to take actions to reduce certain operational and workforce expenses that are no longer deemed core to our ongoing operations in order to extend our cash runway and drive innovation and growth in high potential clinical development and value creating opportunities. These actions will include a shift in commercial strategy for IGALMI™ in the institutional setting, a reduction of in-hospital commercialization expenses, a suspension of programs no longer determined to be core to ongoing operations, and a prioritization on at-home treatment setting opportunities for BXCL501. As part of this strategy, our Board of Directors approved a reduction of approximately 50% of the Company’s current workforce.

The reduction in force may result in unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond the intended number of employees, decreased morale among our remaining employees, and the risk that we may not achieve the anticipated benefits of the reduction in force. In addition, while positions have been eliminated, certain functions necessary to our operations remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees. The reduction in workforce could also make it difficult for us to pursue, or prevent us from pursuing, new opportunities and initiatives due to insufficient personnel, or require us to incur additional and unanticipated costs to hire new personnel to pursue such opportunities or initiatives. The workforce reduction could also harm our reputation, making our ability to recruit skilled personnel difficult. If we are unable to realize the anticipated benefits from the reduction in force, or if we experience significant adverse consequences from the reduction in force, our business, financial condition, and results of operations may be materially adversely affected.

In addition, we may not realize the benefits of or there may be unanticipated costs associated with our Reprioritization. As a result of the Reprioritization, including our strategic refocus, we may not generate material revenues from IGALMI in the near term because our commercial force will be significantly reduced. If we are unable to commercialize IGALMI in a different setting or be able to develop, receive marketing approval for and successfully commercialize BXCL501, BXCL701 and any of our other product candidates on our own or with any future collaborator, or experience delays because of any of these factors or otherwise, our business could be materially and substantially harmed.

In addition, because we have limited financial and managerial resources, under our Reprioritization, we intend to focus on specific product candidates, indications and development programs. We may also conduct several clinical trials for our product candidates in parallel over the next several years, which may make our decision as to which product candidates to focus on more difficult. As a result, we may forgo or delay pursuit of opportunities with other product candidates or other indications that could have had greater commercial potential or likelihood of success. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through future collaborations, licenses and other similar arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. If we are not successful in increasing our efficiency as a result of this Reprioritization, our efforts to develop and commercialize our product candidates may be delayed or halted and our business could be materially adversely impacted.

We will need substantial additional funding, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

We will require additional future funding to support current and anticipated future expenses. We currently anticipate continuing to develop and conduct clinical trials with respect to our current and any future product candidates; seek to identify and develop additional product candidates; acquire or in-license other product candidates or technologies; seek regulatory approvals for our product candidates that successfully complete clinical trials, if any; establish sales, marketing, distribution and other commercial infrastructure to support the commercialization of products for which we may obtain marketing approval; require the manufacture of larger quantities of product candidates for clinical development and, potentially, commercialization; maintain, expand and protect our intellectual property portfolio; hire and retain limited additional personnel, such as clinical, quality control and scientific personnel; add operational, financial and management information systems and personnel, including personnel to support our product development and help us comply with our obligations as a public company; and add equipment and physical infrastructure to support our research and development programs.

We may be required to expend significant funds to continue to commercialize IGALMI in the U.S. and advance the development of BXCL501, BXCL701, BXCL502 and our other product candidates. In addition, while we may seek one or more collaborators for future development of our current product candidates or any future product candidates that we may develop for one or more indications, we may not be able to enter into a collaboration for any of our product candidates for such indications on suitable terms, on a timely basis or at all. In any event, our existing cash will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of our product candidates or our other preclinical programs. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. We may also seek third-party investments in or other strategic options for our subsidiary, OnkosXcel. Further financing may not be available to us on acceptable terms, or at all. In addition, we are reliant on the financial institutions with which we hold our cash and cash equivalents. If such institutions were to close, we may not be able to recover all of our cash or cash equivalents held at such institutions. Moreover, market volatility resulting from COVID-19, credit crises, adverse macroeconomic conditions, such as high interest or inflation rates, or other factors could also adversely impact our ability to access capital as and when needed. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

Management believes that, after giving effect to the Reprioritization, the Company’s cash, cash equivalents and marketable securities of $127 million as of June 30, 2023 will allow the Company to fund its operations and meet its liquidity requirements into mid-2024. However, the expected cost benefit of the Reprioritization cannot be assured, and there can be no assurance that we will be able to extend our cash runway by restructuring or amending the terms of our OFA Facilities or otherwise. Furthermore, our estimate as to how long we expect our existing cash to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

●	the scope, progress, timing, costs, and results of clinical trials of our product candidates, including any delays that have occurred or may occur due to the recent developments with the TRANQUILITY II and TRANQUILITY III trials;
●	our ability to enter into and the terms and timing of any collaborations, licensing agreements or other arrangements;
●	the costs, timing and outcome of seeking regulatory approvals;
●	the costs of commercialization activities for IGALMI and for any of our product candidates that receive marketing approval, to the extent such costs are not the responsibility of any future collaborators, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;
●	our headcount growth and associated costs as we expand our research and development and establish a commercial infrastructure;
●	revenue received from commercial sales of IGALMI and our current and future product candidates;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims;
●	the number of future product candidates that we pursue and their development requirements;
●	changes in regulatory policies or laws that may affect our operations;
●	changes in physician acceptance or medical society recommendations that may affect commercial efforts;
●	the costs of acquiring potential new product candidates or technology;
●	the costs of operating as a public company; and
●	costs associated with any adverse market conditions or other macroeconomic factors.

We have significant indebtedness and other contractual obligations that could impair our liquidity, restrict our ability to do business and thereby harm our business, results of operations and financial condition. We may not have sufficient cash flow from operations to satisfy our obligations under the OFA Facilities.

As of June 30, 2023, we had aggregate principal indebtedness of $101.6 million outstanding under two financing agreements: a Credit Agreement and Guaranty (the “Credit Agreement”) by and among the Company, as the borrower, certain subsidiaries of the Company from time to time party thereto as subsidiary guarantors, the lenders party thereto

(the “Lenders”), and Oaktree Fund Administration LLC (“OFA”) as administrative agent, and a Revenue Interest Financing Agreement (the “RIFA”; and together with the Credit Agreement, the “OFA Facilities ”) by and among the Company, the purchasers party thereto (the “Purchasers”) and OFA as administrative agent. Approximately $71.6 million of the indebtedness relates to the Credit Agreement, pursuant to which the Lenders have agreed to loan us up to an additional $65.0 million in senior secured term loans under satisfaction of certain conditions, and $30.0 million relates to the RIFA, pursuant to which the Purchasers agreed to fund an additional $90.0 million upon satisfaction of certain conditions. The RIFA requires us to make tiered revenue interest payments on U.S. net sales of IGALMI and any other future BXCL501 products equal to a royalty ranging from 0.375% to 7.750% of net sales of IGALMI and any other future BXCL501 products in the U.S., as well as certain additional payments to the Purchasers from time to time, to ensure that the aggregate amount of payments received by the Purchasers under the RIFA are at least equal to certain agreed upon minimum levels as of certain specified dates, subject to terms and conditions set forth in the RIFA.

Based on current revenue projections, we expect that we will be required to make cure payments for shortfalls under the Revenue Covenant (as defined in Note 8, Debt and Credit Facilities) in 2024. Such payments could be up to an aggregate of approximately $34,106, which includes up to $1,500 in aggregate prepayment fees, in the next twelve months from the date of this Quarterly Report on Form 10-Q. Subsequent to the three cure periods, the Company would default on the Credit Agreement and Guaranty if it is unable to satisfy the Revenue Covenant. Given the anticipated and/or potential payment obligations that may become due within the next 12 months under the Credit Agreement, we are in active discussions with lenders to potentially restructure our financing arrangements and/or waive the Revenue Covenant.

Our ability to make scheduled payments or payments to maintain compliance with covenants or to restructure or refinance these and other outstanding debt obligations depends on our financial and operating performance, which will be affected by prevailing economic, industry and competitive conditions and by financial, business and other factors beyond our control. A failure to pay our debt, fixed costs and other obligations or a breach of our contractual obligations could result in a variety of adverse consequences, including the acceleration of our obligations or the exercise of remedies by our creditors and lessors. In such a situation, it is unlikely that we would be able to cure our breach, fulfill our obligations, make required payments or otherwise cover our fixed costs, which would have a material adverse effect on our business, results of operations and financial condition.

In addition, historically we have relied on debt and equity financings as our primary sources of liquidity. If our future cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or seek to restructure or refinance our indebtedness. Any refinancing or restructuring of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such cash flows and resources, we could face substantial liquidity problems and might be required to sell material assets or operations to attempt to meet our debt service obligations.

Restrictive covenants in the Credit Agreement and RIFA each place limits on our ability to conduct our business. The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions, subject to certain exceptions, including specific exceptions with respect to product commercialization and development activities. We must also comply with certain covenants under the Credit Agreement, including a financial covenant that requires we maintain a minimum cash liquidity amount of $15 million (or higher upon certain events) and minimum revenue thresholds beginning in with the fourth quarter of 2023. In addition, certain events, including receipt of a warning letter from the FDA, may constitute an event of default. The RIFA contains customary representations and warranties and certain restrictions on our ability to incur indebtedness and grant liens on intellectual property related to BXCL501. In addition, the RIFA provides that if certain events occur, including certain bankruptcy events, failure to make payments, a change of control, an out-license or sale of all of the rights in and to BXCL501 in the U.S., in each case except a permitted licensing transaction (as defined in the RIFA) and, subject to applicable cure periods, material breach of the covenants in the RIFA, OFA, at the direction of the Purchasers, may require us to repurchase certain of the Purchasers’ interests. Under the RIFA, we are required to use commercially reasonable efforts to develop and commercialize BXCL501 in the United States. To the extent as a result of the Reprioritization or otherwise, we fail to use such commercially reasonable efforts, a breach of the RIFA could occur, which could also trigger an event of default under the Credit Agreement.

The Credit Agreement also contains certain regulatory-related events of default, which do not have cure periods, and could be triggered in connection with potential developments relating to the investigation and audit in connection with our TRANQUILITY II Phase 3 Trial. See risk factor below entitled “Developments relating to our TRANQUILITY II Phase 3 trial may impact the timing of our development plans for, and prospects for seeking or obtaining regulatory approval of, BXCL501 for the acute treatment of agitation associated with dementia in patients with probable Alzheimer’s disease.”

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

We have identified conditions and events that raise substantial doubt regarding our ability to continue as a going concern.

As of June 30, 2023, we had $127.5 million in cash and cash equivalents. Based on our existing cash, availability funding facilities, we do not believe we have sufficient cash on hand to support current operations and service our debt obligations for at least one year from the date of issuance of the unaudited condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q. In order to mitigate the current and potential future liquidity issues, we are undertaking a Reprioritization and may, among other things, seek to raise capital through the issuance of common stock, restructure, refinance, and/or amend the terms of the Credit Agreement and RIFA (including with respect to regulatory related events of default that do not contain a cure period) or pursue other strategic alternatives. However, such transactions may not be successful and we may not be able to raise additional equity, restructure, refinance or amend the terms of the Credit Agreement and RIFA on acceptable terms, or at all. As such, there can be no assurance that we will be able to continue as a going concern.

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

Developments relating to our TRANQUILITY II Phase 3 trial may impact the timing of our development plans for, and prospects for seeking or obtaining regulatory approval of, BXCL501 for the acute treatment of agitation associated with dementia in patients with probable Alzheimer’s disease.

Following principal investigator misconduct at one of the clinical sites in our TRANQUILITY II Phase 3 clinical trial, we are investigating issues associated with the trial. This principal investigator had previously been subject to a

December 2022 FDA inspection of her clinical site in connection with the TRANQUILITY II clinical trial. At the conclusion of this inspection, the FDA issued an FDA Form-483 identifying three inspectional observations. These observations related to the principal investigator’s failure to adhere to the informed consent form approved by the Institutional Review Board for a limited number of subjects whose records the FDA reviewed, maintain adequate case histories for certain patients whose records the FDA reviewed, and adhere to the investigational plan in certain instances. For example, the FDA cited the principal investigator’s delay in informing the sponsor’s medical monitor or pharmacovigilance safety vendor of a serious adverse event (‘SAE”), for one of the subjects, which report was made to our vendor outside of the 24 hour time period prescribed by the clinical trial protocol. The principal investigator for this clinical site responded to the FDA observations within the time period requested. The FDA inspection remains open, however, as the FDA has not issued an Establishment Inspection Report.

In May 2023, it came to our attention that this same principal investigator in the TRANQUILITY II clinical trial may have fabricated email correspondence around the time of the FDA inspection, purporting to demonstrate that the investigator timely submitted to our pharmacovigilance safety vendor a report of an SAE from a different subject than the one cited in the FDA Form-483, and purporting to show that the vendor had confirmed receipt. Upon receipt of this information, we promptly initiated an investigation and received confirmation that the principal investigator fabricated the email correspondence related to the timing of the reporting of this SAE to our pharmacovigilance vendor to make it appear as though this SAE had been timely reported as required by the clinical trial protocol. We also confirmed that this SAE had been timely entered into the electronic data capture system, even though the SAE had not been separately reported to our pharmacovigilance safety vendor within the 24 hour timeframe required under the protocol.

In connection with this ongoing investigation, we were made aware that the fabricated email correspondence was provided to the FDA by the principal investigator’s employer during the on-site inspection in December 2022. After unblinding of the data, we determined that the SAE that was the subject of this fabricated correspondence between the principal investigator and our pharmacovigilance vendor occurred in a subject in the placebo arm. This principal investigator has not participated in any other clinical trial sponsored or conducted by us. Moreover, the study was designed such that trained study staff other than principal investigators were to conduct assessments of the primary efficacy measure. Both we and the principal investigator’s employer have reported this incident to the FDA.

As noted above, we are currently in the process of conducting an investigation into certain data integrity issues related to the TRANQUILITY II Phase 3 clinical trial and a number of independent third parties have been retained to conduct audits of the data integrity of the data from the clinical site where misconduct occurred. Our ongoing investigation and/or the planned independent audits may uncover new findings regarding the integrity of the trial data from this principal investigator’s site, the accuracy of safety or efficacy findings, or the usability of the data in connection with a marketing application. We can provide no assurance regarding the timing of the completion of our own investigation, the timing of the completion of the independent audit of the trial site, or the outcome of the assessment and the impact on the study data from this clinical trial site or the impact of these issues on the study more broadly.

Moreover, the timing of our planned marketing application and prospects for regulatory approval of BXCL501 for the acute treatment of agitation associated with dementia in patients with probable Alzheimer’s disease may be adversely impacted by these developments. For example, even if we believe that data from the TRANQUILITY II trial have not been affected or compromised by the principal investigator’s actions or other deficiencies at the trial site, the FDA may not accept or agree with our conclusions or analyses or may interpret or weigh their importance differently. Further, if we or the FDA determine that there are issues with data integrity and/or compliance with good clinical practice (“GCP”) requirements at the trial site, we may be unable to use some or all of the subject data generated at this clinical site to support a marketing application. Any issues identified at this trial site may also be identified at other trial sites. If all of data were discarded, the TRANQUILITY II trial would no longer be adequately powered for statistical significance or would not be considered adequately well-controlled by the FDA, and in either case, we would need to conduct a new clinical trial before we are able to seek approval of BXCL501 for use in patients with Alzheimer’s disease. If a substantial portion of the data were discarded, similar outcomes may also occur. Such a new clinical trial could take significant time, and there are no assurances we could raise the capital or have the liquidity to conduct such trial. If the Company conducts a new Phase 3 trial, such trial may have different safety or efficacy results from the topline data the Company previously announced for the TRANQUILITY II clinical trial. Further, any government investigation, disqualification, or debarment of, or proceeding or action against the principal investigator, or any government investigation, proceeding or action against the Company, could further delay development and approval of BXCL501 for this indication, and otherwise have a material adverse effect on the Company, its financial condition (including triggering a potential event of default under our Credit Agreement), results of operations and prospects.

We have limited clinical data supporting potential safety or efficacy of BXCL501 for use in the at-home setting.

In August 2023, we announced our intention to pursue strategic reprioritization of our commercialization and development efforts. These actions include, among other things, a shift in focus to develop BXCL501 for use in the at-home treatment setting in the acute treatment of agitation in schizophrenia and bipolar disorders, and in both the at-home and ALF settings for the acute treatment of agitation in patients with mild-to-moderate dementia due to probable Alzheimer’s dementia. Although we have conducted several clinical trials that evaluated BXCL501 in the institutional setting, we have limited data supporting BXCL501’s potential use in the at-home setting. In particular, we have not conducted a clinical trial evaluating the at-home use of BXCL501 in Alzheimer’s patients, and we have only completed Part 1 of our SERENITY III trial, evaluated the safety and efficacy of a 60 mcg dose of BXCL501 in patients with agitation associated with bipolar disorders or schizophrenia in an in-patient setting. Moreover, although we were encouraged by the topline results from Part 1 of SERENITY III we announced on May 25, 2023, the trial did not meet its primary efficacy endpoint of showing statistically significant separation from placebo on the mean change in total PEC score at 2 hours. Part 2 of the SERENITY III trial the study is primarily intended to evaluate the safety of BXCL501 over 12 weeks when used as-needed for episodes of agitation associated with schizophrenia and bipolar in the home setting. The primary objective of Part 2 is to describe the incidence of treatment-emergent adverse events, and not to evaluate efficacy. In addition, we plan to meet with the FDA to discuss our proposal to amend the SERENITY III Part 2 trial protocol to modify the dose evaluated in the study to include a single 80 mcg dose, rather than the 60 mcg dose we evaluated in Part 1 of the trial and the 60 mcg dose with optional second 60 mcg dose we are currently evaluating in Part 2 of the trial. Based on our prior data gathered from schizophrenia patients with the 80 mcg dose, as well as the results from our pharmacokinetic and pharmacodynamic modeling, we believe that 80 mcg may be an optimal dose to pursue for at home-use of BXCL501 in patients with agitation associated with schizophrenia and bipolar disorders, and plan to focus our SERENITY program on the 80 mcg dose. However, we have not previously evaluated the efficacy of an 80 mcg dose. Even if the protocol is amended to replace the current dosing regimen with a single 80 mcg dose in SERENITY III Part 2, and even if the study produces favorable data, such data may not be sufficient for approval without additional clinical studies evaluating efficacy of this dose.

Although we plan to seek feedback from the FDA regarding the potential of our ongoing or completed clinical trials to support submission of one or more sNDAs, it is possible that the FDA may not consider our available data adequate to support such submissions. In such case, we would be required to conduct additional clinical trials evaluating BXCL501 before we are able to submit an sNDA seeking approval of BXCL501 for at-home use in such population, if ever, which would increase our costs, and could have a material adverse effect on our prospects and results of operations.

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

We currently have only one product that has received regulatory approval and may never be able to develop additional marketable product candidates. We are continuing to invest a significant portion of our efforts and financial resources in the commercialization of IGALMI and development of BXCL501, BXCL502, BXCL701 and BXCL702, as well as our other product candidates. In connection with the Reprioritization, we have significantly reduced the resources devoted to commercialization of IGALMI and it is possible that will have adverse consequences on the revenue that we are able to generate from IGALMI in the near term. Our prospects are substantially dependent on our ability, or that of any future collaborator, to develop, obtain marketing approval for and successfully commercialize product candidates in one or more additional disease indications.

The success of IGALMI, and of BXCL501, BXCL701, BXCL502 and our other product candidates will depend on several factors, including the following:

●	acceptance of an investigational new drug application (“IND”) by the FDA or acceptance of comparable applications by foreign regulatory authorities allowing us to conduct clinical trials of our product candidates in the U.S. or in foreign jurisdictions;
●	initiation, progress, timing, costs and results of clinical trials of our product candidates and potential product candidates, including any delays caused by the developments relating to the TRANQUILITY II clinical trial;
●	demonstration of safety and efficacy of our product candidates to the satisfaction of the FDA, or any comparable foreign regulatory authority, and sufficient for marketing approval;
●	the timing and performance of our current and future collaborators;
●	the nature of any required post-marketing clinical trials or other commitments to applicable regulatory authorities;
●	establishment of supply arrangements with third-party raw materials suppliers and manufacturers;
●	establishment of arrangements with third-party manufacturers to obtain finished drug product that is appropriately packaged for sale;
●	adequate ongoing availability of raw materials and drug product for clinical development and any commercial sales;
●	obtaining and maintaining patent, trade secret protection and regulatory exclusivity, both in the U.S. and internationally;
●	protection of our rights in our intellectual property portfolio;
●	successful launch of commercial sales following any marketing approval;
●	a continued acceptable safety profile following any marketing approval;
●	commercial acceptance by patients, the medical community and third-party payors; and
●	our ability to compete with other therapies.

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

From time to time, we may publicly disclose top-line or preliminary data from our clinical trials, which is based on a preliminary analysis of then-available data. The results and related findings and conclusions based on such preliminary data are subject to change, and have in the past changed, following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top-line or preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the top-line or preliminary data we previously published. For example, we are conducting an investigation into the data gathered during the TRANQUILITY II trial that could materially change the top-line results we reported on June 29, 2023, as described above in the risk factor entitled, “Developments relating to our TRANQUILITY II Phase 3 trial may impact the timing of our development plans for, and prospects for seeking or obtaining regulatory approval of, BXCL501 for the acute treatment of agitation associated with dementia in patients with probable Alzheimer’s disease.” As a result, top-line and preliminary data should be viewed with caution until the final data are available.

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

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, expensive and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. It is not uncommon for companies in the biopharmaceutical industry to suffer significant setbacks in advanced clinical trials due to nonclinical findings made while clinical studies are underway and safety or efficacy observations made in clinical studies, including previously unreported adverse events. Our future clinical trial results may not be successful, and notwithstanding any potential promising results in earlier studies, we cannot be certain that we will not face similar setbacks. The historical failure rate for product candidates in our industry is high. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during a product candidate’s clinical development and may vary among jurisdictions. We obtained regulatory approval for our first product candidate for the acute treatment of agitation associated with schizophrenia or bipolar I or II disorder, which is in the early stages of commercialization. It is possible that none of our other product candidates, or any product candidates we may seek to develop in the future, will ever obtain regulatory approval.

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

We have only submitted one NDA to the FDA and have not submitted any similar marketing applications to comparable foreign authorities, for any product candidate, and we cannot be certain that our product candidates currently in development, or any than may be developed in the future, will be successful in clinical trials or receive regulatory approval. Further, our product candidates currently in development, or any than may be developed in the future, may not receive regulatory approval even if we believe they are successful in clinical trials. For example, the top-line results from the SERENITY III trial showed that Part 1 of the trial did not meet its primary efficacy endpoint. Although we are planning to seek FDA’s feedback on whether the data from this trial, together with supporting data from our ongoing and completed clinical trials of BXCL501 in patients with bipolar disorders and schizophrenia, could support submission of a supplemental NDA seeking to expand IGALMI’s label to include at-home use, there is no guarantee that the FDA will agree that the results from our completed, ongoing or proposed clinical trials will support any additional regulatory approvals for BXCL501. If we do not receive regulatory approvals for additional product candidates, we may not be able to continue our operations. For any regulatory approvals to market one or more of our product candidates, our revenues will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets for patients that we are targeting for IGALMI or our other product candidates are not as significant as we estimate, we may not generate significant revenues from sales of IGALMI or such other product candidates, if approved.

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

Clinical trials are expensive, time-consuming, difficult to design, difficult to conduct, and involve an uncertain outcome.

Before obtaining marketing approval from the FDA, or other comparable foreign regulatory authorities, for the sale of our product candidates, we must complete preclinical development and extensive clinical trials to demonstrate the safety and efficacy of our product candidates, in accordance with applicable law and regulations. Failure can occur at any time during the clinical trial process. Although we are planning for certain clinical trials relating to BXCL501, BXCL701, BXCL502 and our other product candidates, there can be no assurance that the FDA, or other comparable foreign regulatory authorities, will accept our proposed trial designs as sufficient to establish the safety and/or efficacy of our product candidates.

We may experience delays in our clinical trials and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays related to:

●	the FDA, or comparable foreign regulatory authorities, disagreeing as to the design or implementation of our clinical studies;
●	obtaining regulatory authorizations to commence a trial or consensus with regulatory authorities on trial designs;
●	reaching agreement on acceptable terms with prospective contract research organizations (“CROs”) and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	diversion of health care resources to combat epidemics, such as occurred during the COVID-19 pandemic;
●	obtaining institutional review board approval at each site, or independent ethics committee approval at any sites outside the U.S.;
●	dependence on the needs and timing of third-party collaborators;
●	changes to clinical trial protocols;

●	recruiting suitable patients to participate in a trial in a timely manner and in sufficient numbers;
●	clinical sites deviating from trial protocol or dropping out of a trial;
●	addressing patient safety concerns that arise during the course of a trial;
●	having patients complete a trial or return for post-treatment follow-up;
●	imposition of a clinical hold by regulatory authorities, including as a result of unforeseen safety issues or side effects or failure of trial sites to adhere to regulatory requirements;
●	the occurrence of SAEs in trials of the same class of agents conducted by other companies or institutions;
●	subjects choosing an alternative treatment for the indications for which we are developing our product candidates, or participating in competing trials;
●	adding a sufficient number of clinical trial sites;
●	manufacturing sufficient quantities of a product candidate for use in clinical trials;
●	lack of adequate funding to continue the clinical trial;
●	selection of clinical end points that require prolonged periods of clinical observation or analysis of the resulting data;
●	a facility manufacturing our product candidates or any of their components being ordered by the FDA, or comparable foreign regulatory authorities, to temporarily or permanently shut down due to violations of current good manufacturing practice (“cGMP”) regulations or other applicable requirements, or infections or cross-contaminations of product candidates in the manufacturing process;
●	any changes to our manufacturing process that may be necessary or desired;
●	third-party clinical investigators losing the licenses or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or consistent with the clinical trial protocol, GCPs or other regulatory requirements; or
●	third-party contractors not performing data collection or analysis in a timely or accurate manner; third-party contractors not complying with training and trial protocol; or third-party contractors becoming debarred or suspended or otherwise penalized by the FDA, such as in the case of the recent events relating to the TRANQUILITY II clinical trial, or other government or regulatory authorities, for violations of regulatory requirements, in which case, we may need to find a substitute contractor, and we may not be able to use some or all of the data produced by such contractors in support of our marketing applications.

We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by the Data Safety Monitoring Board (“DSMB”) for such trial or by the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Furthermore, we rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials and, while we have agreements governing their committed activities, we have limited influence over their actual performance, which increases the risk that such CROs or trial sites may fail to perform in accordance with regulatory requirements, clinical trial protocols or with the agreements governing their services to us. For example, investigator misconduct affecting our TRANQUILITY II trial, which evaluated BXCL501 in patients with probable

Alzheimer’s disease, may have a material adverse impact on our development program for BXCL501 in these patients, as described more fully in the risk factor above entitled: “Developments relating to our TRANQUILITY II Phase 3 trial may impact the timing of our development plans for, and prospects for seeking or obtaining regulatory approval of, BXCL501 for the acute treatment of agitation associated with dementia in patients with probable Alzheimer’s disease.”

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

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. Patient enrollment is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, the size of the patient population required for analysis of the trial’s primary endpoints, our ability to recruit clinical trial investigators with the appropriate competencies and experience, our ability to obtain and maintain patient consents, the risk that patients enrolled in clinical trials will drop out of the trials before completion, and competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. Our ability to enroll patients in our clinical trials has been, and may in the future be, impacted by governmental restrictions and diversion of health care resources resulting from COVID-19. Many pharmaceutical companies are conducting clinical trials in patients with the disease indications that our product candidates are designed to target. As a result, we must compete with them for clinical sites, physicians and the limited number of patients who fulfill the stringent requirements for participation in clinical trials. Also, due to the confidential nature of clinical trials, we do not know how many of the eligible patients may be enrolled in competing studies and who are consequently not available to us for our clinical trials. Our clinical trials may be delayed or terminated due to the inability to enroll enough patients. The delay or inability to meet planned patient enrollment may result in increased costs and delay or termination of our trials, which could have a harmful effect on our ability to develop products.

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

The discovery and development of product candidates based on EvolverAI, BioXcel LLC’s proprietary pharmaceutical discovery and development engine, and our artificial intelligence (“AI”) platform is novel and unproven, and we do not know whether we will be able to develop any products of commercial value.

We are leveraging the Company’s AI platform and BioXcel LLC’s EvolverAI, a proprietary pharmaceutical discovery and development engine, to create a pipeline of neuroscience and immuno-oncology product candidates for patients whose diseases have not been adequately addressed to date by other approaches and to design and conduct efficient clinical trials with a higher likelihood of success. While we believe that applying the Company’s AI platform and BioXcel LLC’s EvolverAI to create medicines for defined patient populations may potentially enable drug research and clinical development that is more efficient than conventional drug research and development, our approach is novel. Although we obtained FDA approval for IGALMI, because our approach is novel, the cost and time needed to develop our product candidates is difficult to predict, and our efforts may not result in the discovery and development of commercially viable medicines. We may also be incorrect about the effects of our product and product candidates on the diseases of our defined patient populations, which may limit the utility of our approach or the perception of the utility of our approach. Furthermore, our estimates of our defined patient populations available for study and treatment may be lower than expected, which could adversely affect our ability to conduct clinical trials and may also adversely affect the size of any market for medicines we may successfully commercialize. Our approach may not result in time savings, higher success rates or reduced costs as we expect it to, and if not, we may not attract collaborators or develop new drugs as quickly or cost effectively as expected and therefore we may not be able to commercialize our approach as originally expected.

The Company’s AI platform and BioXcel LLC’s EvolverAI may fail to help us discover and develop additional potential product candidates.

Any drug discovery that we are conducting using the Company’s AI platform and BioXcel LLC’s EvolverAI may not be successful in identifying compounds that have commercial value or therapeutic utility. The Company’s AI platform and BioXcel LLC’s EvolverAI may initially show promise in identifying potential product candidates, yet fail to yield viable additional product candidates for clinical development or potential commercialization for a number of reasons, including:

●	research programs to identify new product candidates will require substantial technical, financial and human resources, and we may be unsuccessful in our efforts to identify new product candidates. If we are unable to identify suitable additional compounds for preclinical and clinical development, our ability to develop product candidates and obtain product revenues in future periods could be compromised, which could result in significant harm to our financial position and adversely impact our stock price;
●	compounds found through the Company’s AI platform and BioXcel LLC’s EvolverAI may not demonstrate efficacy, safety or tolerability;
●	potential product candidates may, on further study, be shown to have harmful side effects or other characteristics that indicate that they are unlikely to receive marketing approval and achieve market acceptance;
●	competitors may develop alternative therapies that render our potential product candidates non-competitive or less attractive; or
●	a potential product candidate may not be capable of being produced at an acceptable cost.

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

We obtained Breakthrough Therapy Designation for BXCL501 for the acute treatment of agitation associated with dementia, and we may seek additional Breakthrough Therapy designations for our product candidates if the clinical data support such a designation for one or more product candidates. A Breakthrough Therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as Breakthrough Therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Product candidates designated as Breakthrough Therapies by the FDA also receive the benefits associated with Fast Track designation, including the potential for rolling review of an NDA.

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

The FDA and other regulatory authorities strictly regulate marketing, labeling, advertising and promotion of prescription drugs. These regulations include standards and restrictions for direct-to-consumer advertising, industry-sponsored scientific and educational activities, promotional activities involving the internet and off-label promotion. Any regulatory approval that the FDA or any other regulatory authority may grant is limited to those specific diseases and indications for which a product is deemed to be safe and effective. For example, the FDA-approved label for IGALMI is currently limited to the acute treatment of agitation associated with schizophrenia or bipolar I or II disorder in adults to be self-administrated by patients under the supervision of a health care provider.

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

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations of domestic facilities where feasible, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 environment, and any resurgence of the virus or emergence of new variants may lead to further inspectional delays. Regulatory authorities outside the U.S. have adopted similar restrictions or other policy measures in response to COVID-19. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

We may conduct certain of or portions of our clinical trials for our product candidates outside of the U.S. and the FDA may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.

We may choose to conduct one or more of our clinical trials or a portion of our clinical trials for our product candidates outside the U.S. The acceptance of study data from clinical trials conducted outside the U.S. or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, if the clinical trial was not otherwise subject to an IND, the FDA will not accept the data as support for an application for marketing approval unless the study was conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an on-site inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the U.S. or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-

consuming, and could result in current or future product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

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

We have limited experience in marketing and selling drug products. We have not entered into arrangements for the sale and marketing of IGALMI, BXCL501, BXCL502, BXCL701, BXCL702 or any other product candidate. Typically, pharmaceutical companies would employ groups of sales representatives and associated sales and marketing staff numbering in the hundreds to thousands of individuals to call on the large number of physicians and hospitals. Following our Reprioritization, we may need to rebuild a commercial sales and marketing team if we seek to modify our commercial strategy for IGALMI or initiate commercial sales for any product candidate in the future, which will likely require significant cost. We may seek to collaborate with a third-party to market our drugs or may seek to market and sell our drugs by ourselves. If we seek to collaborate with a third-party, we cannot be sure that a collaborative agreement can be reached on terms acceptable to us. We may also need to hire additional personnel skilled in marketing and sales for our direct marketing and selling efforts. We cannot be sure that we will be able to acquire, or establish third-party relationships to provide, any or all of these marketing and sales capabilities. The maintenance and expansion of our direct sales force or establishment of a contract sales force, or a combination thereof, as applicable, to market our products is expensive and time-consuming and could delay any product launch. In addition, reputational harm from the Reprioritization may adversely impact our efforts to hire personnel skilled in marketing and sales. Further, we can give no assurances that we will be able to maintain a direct and/or contract sales force for any period of time or that our sales efforts will be sufficient to grow our revenues or that our sales efforts will ever lead to profits. A direct sales force has in the past and may in the future subject us to higher fixed costs than those of companies that market competing products through independent third parties, due to the costs that we bear associated with employee benefits, training, and managing sales personnel. As a result, we could be at a competitive disadvantage. Additionally, these fixed costs may slow our ability to reduce costs if needed, which could have a material adverse effect on our business, financial condition, and results of operations.

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

As of June 30, 2023, BioXcel LLC owned approximately 29% of the economic interest and voting power of our outstanding common stock and BioXcel LLC is controlled by BioXcel Holdings, Inc. Dr. Vimal Mehta is a co-founder and significant stockholder of BioXcel Holdings, Inc. Krishnan Nandabalan is a co-founder and serves as a senior executive and member of the board of BioXcel LLC and BioXcel Holdings, Inc. See “The management of and beneficial ownership in BioXcel LLC by our executive officers and our directors may create, or may create the appearance of, conflicts of interest.” below. Even though BioXcel LLC controls less than a majority of the voting power of our outstanding common stock, it may influence the outcome of such corporate actions so long as it owns a significant portion of our common stock.

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

No assurance can be given that any equity holder of BioXcel LLC or the Company will not claim in a lawsuit that such terms in fact are not in the best interests of BioXcel LLC or the Company and its applicable equity holders, that the directors and officers of BioXcel LLC or the Company breached their fiduciary duties in connection with such agreements and that any disclosures by the Company to its stockholders regarding these agreements and the relationship between BioXcel LLC and us did not satisfy applicable requirements. In any such instance, we and our directors and officers may also be named as defendants and we would have to defend ourselves and our directors and officers. While we would seek indemnification from BioXcel LLC under the terms of these agreements against any damages or other costs, which could be substantial, no such indemnification has yet been agreed to or may be agreed to and be in effect. Further, any such litigation would be time-consuming and would divert focus and resources from the development of our product candidates and our business, including but not limited to possibly delaying our clinical trials due to our management having to spend time and attention on such litigation.

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

The management of and beneficial ownership in BioXcel LLC by our executive officer and our directors may create, or may create the appearance of, conflicts of interest. For example, our Chief Executive Officer and director on our Board, Vimal Mehta, Ph.D., is a co-founder and significant stockholder of BioXcel Holdings, Inc., which controls BioXcel LLC. A director on our Board, Krishnan Nandabalan, Ph.D., is a manager and officer of BioXcel LLC, as well as a director, officer, and significant stockholder of BioXcel Holdings, Inc. Additionally, as of June 30, 2023, Dr. Nandabalan, through his beneficial ownership of BioXcel LLC, owned approximately 30% of the Company. Management and ownership of BioXcel LLC by affiliates, creates, or may create the appearance of, conflicts of interest when these individuals are faced with decisions that could have different implications for BioXcel LLC than the decisions have for us, including decisions that relate to our Services Agreement and Contribution Agreement, as well as potential agreements relating to future product candidates and AI-related services or collaborations. Any perceived conflicts of interest resulting from investors questioning the independence of our management or the integrity of corporate governance procedures may materially affect our stock price and expose us to litigation risk.

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

Risks Related to Our Reliance on Third Parties

We are substantially dependent on third parties for the manufacture of our clinical supplies of our product candidates and our commercial supplies of IGALMI, and we intend to rely on third parties to produce commercial supplies of any other approved product candidate. Therefore, our development of our products could be stopped or delayed, and our commercialization of any future product could be stopped, delayed or made less profitable if third-party manufacturers fail to obtain approval of the FDA or comparable regulatory authorities or fail to provide us with drug product in sufficient quantities or at acceptable prices.

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

Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, the EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Any failure, whether by us or our CROs, to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

In addition if any of our relationships with our third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs or to do so on commercially reasonable terms. In addition, our CROs are not our employees, and except for remedies available to us under our agreements with such CROs, we cannot control whether they devote sufficient time and resources to our on-going clinical, nonclinical and preclinical programs. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. For example, investigator misconduct during our TRANQUILITY II trial evaluating BXCL501 in patients with probable Alzheimer’s disease could require us to conduct additional clinical trials before we are able to seek or obtain approval for BXCL501 for use in this patient population, as described more fully in the risk factor above entitled: “Developments relating to our TRANQUILITY II Phase 3 trial may impact the timing of our development plans for, and prospects for seeking or obtaining regulatory approval of, BXCL501 for the acute treatment of agitation associated with dementia in patients with probable Alzheimer’s disease.” As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed.

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

Risks Related to Our Business and Industry

Pandemics, epidemics or outbreaks of an infectious disease, such as COVID-19, may materially and adversely impact our business, including our preclinical studies and clinical trials.

As a result of outbreaks from variants of COVID-19, or other pandemics, epidemics or outbreaks of infectious disease, we may experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:

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

If we or any of the third parties with whom we engage were to experience shutdowns or other business disruptions from COVID-19 or other pandemics, epidemics or outbreaks of infectious disease, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted.

We will need to increase the size of our organization and the scope of our outside vendor relationships, and we may experience difficulties in managing growth.

In addition to our employees, we have access to certain of BioXcel LLC’s employees and resources through the various agreements we have with BioXcel LLC. We have expanded our management team to include an operational ramp-up of additional technical staff required to achieve our business objectives. We may need to continue to expand our managerial, commercial, operational, technical, and scientific, financial, and other resources to manage our operations and clinical trials, continue our research and development activities, and any approved product candidates. Our management and scientific personnel, systems and facilities currently in place may not be adequate to support our future growth.

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

Developments with respect to the recently completed TRANQUILITY II trial have subjected us to a number of additional risks and uncertainties, including regulatory, stockholder or other actions, loss of investor confidence and negative impacts on the trading price of our common stock.

In December 2022, the FDA conducted an inspection of one of the clinical trial sites in the Phase 3 TRANQUILITY II clinical trial, where the principal investigator enrolled approximately 40% of the subjects who participated in the trial. At the conclusion of this inspection, the FDA issued an FDA Form 483 identifying three inspectional observations. These observations related to the principal investigator’s failure to adhere to the informed consent form approved by the IRB for a limited number of subjects whose records the FDA reviewed, maintain adequate case histories for certain patients whose records the FDA reviewed, and adhere to the investigational plan in certain instances. In May 2023, it came to our attention that this same principal investigator in the TRANQUILITY II clinical trial may have fabricated email correspondence purporting to demonstrate that the investigator timely submitted to our pharmacovigilance safety vendor a report of an SAE from a different subject than the one cited in the FDA Form 483, and purporting to show that the vendor had confirmed receipt. Upon receipt of this information, we promptly initiated an investigation and subsequently received confirmation that the principal investigator fabricated the email correspondence related to the timing of the reporting of this SAE to our pharmacovigilance vendor to make it appear as though this SAE had been timely reported to the pharmacovigilance vendor as required by the clinical trial protocol. We are currently in the process of conducting an investigation into certain clinical trial and data integrity issues related to the TRANQUILITY II Phase 3 clinical trial and a number of independent third parties have been retained to conduct audits of the data from the trial site where misconduct occurred. These audits and the investigation may take a significant amount of time, may be costly, and may lead to the conclusion that there is a risk that FDA will not accept the TRANQUILITY II data in support of an sNDA. These developments have caused us to incur substantial expenses for legal, accounting, tax and other professional services and has diverted our management’s attention from our business and could continue to do so. In addition, as a result of these developments, investors may lose confidence in our previous clinical trial results, current preclinical and clinical trial plans and our future projections, the price of our common stock may decline and we have been, and may be subject to future, shareholder or other litigation or regulatory enforcement actions in connection with the conduct of the TRANQUILITY II trial.

Because certain of our stockholders control a significant number of shares of our common stock, they may have significant influence over actions requiring stockholder approval.

As of June 30, 2023, our directors, executive officers and BioXcel LLC, and their respective affiliates, beneficially owned approximately 36% of our outstanding shares of common stock. As a result, these stockholders, acting together, would have significant control over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have significant control over the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

A securities class action has been filed against the Company, which could result in significant costs and/or liabilities; and, as a public Company, we continue to be at risk of securities class action litigation.

On July 7, 2023, plaintiff Katelyn Martin filed a class action complaint against the Company and certain executives in the United States District Court for the District of Connecticut, captioned Martin v. BioXcel Therapeutics, et al., 3:23-cv-00915 (D. Conn). The complaints generally allege violations of Sections 10(b) and 20A of the Securities and Exchange Act of 1934 (the “Exchange Act”) and SEC Rule 10b-5 promulgated thereunder, based on certain public statements related to the development of BXCL501, TRANQUILITY II and TRANQUILITY III between December

15, 2021 and June 28, 2023. Pursuant to the Private Securities Litigation Reform Act, other investors may seek to serve as lead plaintiff and pursue these claims on behalf of a putative class of investors. The allegations and claims at issue in matter may be amended or supplemented in the future, including when a lead plaintiff is appointed by the Court. The potential costs and liabilities associated with this litigation are uncertain. The above-captioned action may result in substantial costs or liabilities, as well as a diversion of management’s attention and resources, which could harm our business and result in a decline in the market price of our common stock.

We may be at risk of costs and liabilities if further securities class actions or claims are filed against the Company. Biotechnology and pharmaceutical companies with publicly traded stock or who obtain funding through the stock market often experience significant stock price volatility, based on events beyond their control, including outcomes of clinical trials, actions of regulators and product approvals. Such further litigation, may result in substantial costs and a diversion of management’s attention and resources, which could harm our business and result in a decline in the market price of our common stock.

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

The trading market for our common stock will rely in part on the research and reports that industry or financial analysts publish about us, our business, our markets and our competitors. We do not control these analysts. If securities analysts do not cover our common stock, the lack of research coverage may adversely affect the market price of our common stock. Furthermore, if one or more of the analysts who do cover us downgrade our stock or if those analysts issue other unfavorable commentary about us or our business, which has occurred in the past, our stock price would likely decline. If one or more of these analysts cease coverage of us or fails to regularly publish reports on us, we could lose visibility in the market and interest in our stock could decrease, which in turn could cause our stock price or trading volume to decline and may also impair our ability to expand our business with existing customers and attract new customers.

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

Item 2. Unregistered Sales of Equity Securities, and Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) On August 8, 2023, the Board of Directors of the Company approved a broad-based strategic reprioritization (the “Reprioritization”). The Company has determined to take actions to reduce certain operational and workforce expenses that are no longer deemed core to the Company’s ongoing operations in order to extend its cash runway and drive innovation and growth in high potential clinical development and value creating opportunities. These actions will include a shift in commercial strategy for IGALMI™ in the institutional setting, a reduction of in-hospital commercialization expenses, a suspension of programs no longer determined to be core to ongoing operations, and a prioritization on at-home treatment setting opportunities for BXCL501. As part of this strategy, the Company’s Board of Directors approved a reduction of approximately 50% of the Company’s current workforce. We began notifying impacted employees of the Reprioritization on August 14, 2023. Operating expenses are expected to be reduced by approximately $80 million per year, and the Reprioritization initiatives are expected to extend the Company’s cash runway into mid-2024. The Reprioritization is expected to be complete by the end of the third quarter of 2023.

As a result of the Reprioritization, the Company estimates that it will incur approximately $7 million to $8 million in aggregate costs, consisting of severance and benefit payments, notice pay, and related expenses, all of which are expected to be paid in cash. The estimated costs that the Company expects to incur and the expected timing to complete the Reprioritization are subject to a number of assumptions, and actual results may differ. The Company may also incur other cash or non-cash charges or cash expenditures not currently contemplated due to events that may occur as a result of, or in association with, the Reprioritization.

(b) None

(c) Not applicable

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

BioXcel Therapeutics, Inc.

Dated: August 14, 2023	By:
/s/ Vimal Mehta
Vimal Mehta
Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2023	By:
/s/ Richard Steinhart
Richard Steinhart
Chief Financial Officer
(Principal Financial Officer)