Form 10-Q
period 2023-09-30
BioXcel Therapeutics, Inc.
filed 2023-11-14
CIK 1720893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding at November 10, 2023 was 29,272,671.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “anticipate,” “believe,” “can,” “continue,” “could,” “designed,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements use these words or expressions. All statements contained in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements, including, without limitation, statements regarding:

●	our sales strategy for IGALMITM;
●	strategy relating to, anticipated benefits from, and cost savings from our Reprioritization (as defined herein);
●	our ability to continue as a going concern;
●	developments relating to our TRANQUILITY II clinical trial;
●	our ability to restructure or refinance our OFA Facilities (as defined herein) and extend our cash runway;
●	our plans relating to clinical trials for our product candidates;
●	our plans to research, develop and commercialize our current and future product candidates;
●	our plans to seek to enter into collaborations for the development and commercialization of certain product candidates;
●	the potential benefits of any future collaboration;
●	the timing of and our ability to obtain and maintain regulatory approvals, including 505(b)(2) regulatory approval, for our product candidates;
●	the rate and degree of market acceptance, clinical utility, number of prescribers and formulary wins of IGALMITM and any product candidates for which we receive marketing approval;
●	our commercialization, marketing and manufacturing capabilities and strategy, including the potential benefits from any advertising campaigns;
●	our participation in, and any potential benefits from, events, conferences, presentations and conventions;
●	our intellectual property position and strategy;
●	our estimates regarding expenses, future revenue, capital requirements and need for additional financing;
●	potential investments in, or other strategic options for, our subsidiary, OnkosXcel Therapeutics, LLC (“OnkosXcel”);
●	developments relating to our competitors and our industry;
●	the impact of government laws and regulations; and
●	our relationship with BioXcel LLC.

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

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

●	We have a limited operating history and have not generated substantial product revenues to date, which may make it difficult to evaluate the success of our business to date and to assess our future viability.
●	We have incurred significant operating losses since inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future and may never achieve or maintain profitability.
●	Our Reprioritization and related reduction in force may not achieve our intended outcome.
●	We will need substantial additional funding, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.
●	We have significant indebtedness and other contractual obligations that could impair our liquidity, restrict our ability to do business and thereby harm our business, results of operations and financial condition. We may not have sufficient cash flow from operations to satisfy our obligations under our financing facilities.
●	We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.
●	Developments relating to our TRANQUILITY II Phase 3 trial may impact the timing of our development plans for, and prospects for seeking or obtaining regulatory approval of, BXCL501 for the acute treatment of agitation (non-daily) associated with dementia in patients with probable Alzheimer’s disease. These developments also subject us to additional risks and uncertainties, including regulatory, stockholder or other actions, loss of investor confidence and negative impacts on the trading price of our common stock.
●	We have limited experience in drug discovery and drug development.
●	In the near term, we are dependent on the success of IGALMITM, and four of our product candidates, BXCL501, BXCL502, BXCL701 and BXCL702. If we are unable to complete the clinical development of or obtain marketing approval for our product candidates or successfully commercialize IGALMITM or our product candidates, either alone or with a collaborator, or if we experience significant delays in doing so, our business could be substantially harmed.
●	Interim “top-line” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
●	The regulatory approval processes of the United States (“U.S.”) Food and Drug Administration (“FDA”), and comparable foreign authorities are lengthy, time consuming, expensive and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.
●	Clinical trials are expensive, difficult to design, difficult to conduct and involve an uncertain outcome.
●	We depend on enrollment of patients in our clinical trials to continue development of our product candidates. If we are unable to enroll patients in our clinical trials, our research and development efforts could be adversely affected.

●	Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval.
●	The discovery and development of product candidates based on EvolverAI, BioXcel LLC’s proprietary pharmaceutical discovery and development engine, as well as our own AI platform is novel and unproven, and we do not know whether we will be able to develop any products of commercial value. Furthermore, EvolverAI and our own AI platform could be disrupted due to a rapidly evolving artificial intelligence (“AI”) environment requiring us to in parallel develop an internal alternate AI engine.
●	If we are required by the FDA or similar regulatory authorities to obtain approval (or clearance, or certification) of a companion diagnostic device in connection with approval of one of our product candidates, and we do not obtain or face delays in obtaining approval (or clearance, or certification) of a companion diagnostic device, we will not be able to commercialize the product candidate and our ability to generate revenue will be materially impaired.
●	Regulators may limit our ability to develop or implement our proprietary AI algorithms and/or may eliminate or restrict the confidentiality of our proprietary technology, which could have an adverse effect on our business, results of operations, and financial condition.
●	Although the FDA approved IGALMITM for the acute treatment of agitation associated with schizophrenia or bipolar I or II disorder, we still face extensive and ongoing regulatory requirements and obligations for IGALMITM and for any product candidates for which we obtain approval.
●	The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses.
●	Although we obtained FDA approval for IGALMITM, our products and product candidates may not be accepted by physicians or the medical community in general.
●	We continue to depend on BioXcel LLC to provide us with certain services for our business. Our business could be adversely affected if BioXcel LLC is unable to provide such services or there is a disruption in its provision of such services.
●	BioXcel LLC has significant influence over the direction of our business, and the concentrated ownership of our common stock will prevent you and other stockholders from influencing significant decisions.
●	We are substantially dependent on third parties for the manufacture of our clinical supplies of our product candidates, and our commercial supplies of IGALMITM, and we intend to rely on third parties to produce commercial supplies of any other approved product candidate.
●	Data breaches or cyber-attacks could disrupt our business, operations and information technology systems, and financial results, or result in the loss or exposure of confidential or sensitive Company information.
●	A securities class action has been filed against the Company, which could result in significant costs and/or liabilities, and, as a public Company, we continue to be at risk of securities class action litigation.
●	We face risks associated with the increased scrutiny relating to environmental, social and governance matters.
●	It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIOXCEL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share amounts)

	September 30,
	2023	December 31,
	(unaudited)	2022
ASSETS
Current assets
Cash and cash equivalents	$89,961	$193,725
Accounts receivable, net	735	248
Inventory	2,018	1,985
Prepaid expenses	3,853	3,067
Other current assets	2,171	3,843
Total current assets	$98,738	$202,868
Property and equipment, net	862	1,084
Operating lease right-of-use assets	762	976
Other assets	87	925
Total assets	$100,449	$205,853

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
Accounts payable	$10,669	$10,228
Accrued expenses	26,610	18,669
Due to related parties	730	422
Accrued interest	567	3,175
Other current liabilities	832	404
Total current liabilities	$39,408	$32,898
Long-term portion of operating lease liabilities	529	786
Derivative liabilities	2,027	2,343
Long-term debt	99,093	93,051
Total liabilities	$141,057	$129,078

Commitments and contingencies (Note 16)
Stockholders' (deficit) equity
Preferred stock, $0.001 par value, 10,000 shares authorized; no shares issued and outstanding as of September 30, 2023 and December 31, 2022	$—	$—
Common stock, $0.001 par value, 100,000 shares authorized as of September 30, 2023 and December 31, 2022; 29,273 and 28,147 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	29	28
Additional paid-in-capital	527,705	488,292
Accumulated deficit	(568,342)	(411,545)
Total stockholders' (deficit) equity	$(40,608)	$76,775
Total liabilities and stockholders' (deficit) equity	$100,449	$205,853

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOXCEL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Revenues
Product revenue, net	$341	$137	$1,004	$137

Operating expenses
Cost of goods sold	$512	$11	$546	$11
Research and development	19,619	22,062	74,392	58,780
Selling, general and administrative	24,344	17,054	73,810	48,097
Restructuring costs	4,163	—	4,163	—
Total operating expenses	$48,638	$39,127	$152,911	$106,888
Loss from operations	$(48,297)	$(38,990)	$(151,907)	$(106,751)
Other expense (income)
Interest expense	3,252	3,700	9,879	5,293
Interest income	(1,068)	(823)	(4,703)	(1,042)
Other expense (income), net	5	(62)	(286)	(53)
Net loss	$(50,486)	$(41,805)	$(156,797)	$(110,949)
Basic and diluted net loss per share attributable to common stockholders	$(1.72)	$(1.49)	$(5.40)	$(3.96)
Weighted average shares outstanding - basic and diluted	29,268	28,022	29,026	27,997

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOXCEL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(amounts in thousands)

(unaudited)

			Additional
	Common stock		paid-in-	Accumulated
	Shares	Amount	capital	deficit	Total
Balance as of December 31, 2021	27,980	$28	$467,427	$(245,788)	$221,667
Stock-based compensation	—	—	3,825	—	3,825
Net loss	—	—	—	(31,472)	(31,472)
Balance as of March 31, 2022	27,980	$28	$471,252	$(277,260)	$194,020
Stock-based compensation	—	—	4,482	—	4,482
Issuance of stock purchase warrants	—	—	3,245	—	3,245
Exercise of stock options	38	—	185	—	185
Net loss	—	—	—	(37,672)	(37,672)
Balance as of June 30, 2022	28,018	$28	$479,164	$(314,932)	$164,260
Stock-based compensation	—	—	4,483	—	4,483
Exercise of stock options	5	—	48	—	48
Net loss	—	—	—	(41,805)	(41,805)
Balance as of September 30, 2022	28,023	$28	$483,695	$(356,737)	$126,986

			Additional
	Common stock		paid-in-	Accumulated
	Shares	Amount	capital	deficit	Total
Balance as of December 31, 2022	28,147	$28	$488,292	$(411,545)	$76,775
Issuance of common shares, net of offering costs	756	1	23,917	—	23,918
Stock-based compensation	—	—	4,877	—	4,877
Exercise of stock options	173	—	258	—	258
Vesting of restricted stock units, net of employee tax obligations	24	—	(27)	—	(27)
Net loss	—	—	—	(52,796)	(52,796)
Balance as of March 31, 2023	29,100	$29	$517,317	$(464,341)	$53,005
Stock-based compensation	—	—	6,124	—	6,124
Exercise of stock options	136	—	250	—	250
Vesting of restricted stock units, net of employee tax obligations	31	—	—	—	—
Net loss	—	—	—	(53,515)	(53,515)
Balance as of June 30, 2023	29,267	$29	$523,691	$(517,856)	$5,864
Stock-based compensation	—	—	4,014	—	4,014
Vesting of restricted stock units, net of employee tax obligations	6	—	—	—	—
Net loss	—	—	—	(50,486)	(50,486)
Balance as of September 30, 2023	29,273	$29	$527,705	$(568,342)	$(40,608)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOXCEL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine months ended September 30,
	2023	2022
OPERATING CASH FLOW ACTIVITIES:
Net loss	$(156,797)	$(110,949)
Reconciliation of net loss to net cash used in operating activities
Depreciation	240	246
Accretion of debt discount and amortization of financing costs	1,066	538
Change in fair value of derivative liabilities	(316)	(63)
Stock-based compensation expense	15,015	12,790
Payable-in-kind interest on Credit Agreement	1,215	403
Loss on disposal of equipment	2	—
Operating lease right-of-use assets	214	202
Changes in operating assets and liabilities
Accounts receivable	(487)	—
Inventory	(33)	(1,408)
Prepaid expenses, other current assets and other assets	1,724	(4,934)
Accounts payable, accrued expenses, due to related parties, and other current liabilities	9,098	3,795
Accrued interest	1,153	2,896
Operating lease liabilities	(237)	(218)
Net cash used in operating activities	$(128,143)	$(96,702)

INVESTING CASH FLOW ACTIVITIES:
Purchases of equipment and leasehold improvements	$(20)	$(139)
Net cash used in investing activities	$(20)	$(139)

FINANCING CASH FLOW ACTIVITIES:
Proceeds from long-term debt	$—	$98,600
Debt issuance costs	—	(2,646)
Proceeds from issuance of common stock	24,657	—
Offering costs for common stock issuance	(739)	—
Payment of employee tax obligations related to vesting restricted stock units	(27)	—
Exercise of stock options	508	233
Net cash provided by financing activities	$24,399	$96,187

Net decrease in cash and cash equivalents	$(103,764)	$(654)
Cash and cash equivalents, beginning of the period	193,725	232,968
Cash and cash equivalents, end of the period	$89,961	$232,314

Supplemental cash flow information:
Issuance of stock purchase warrants	$—	$3,245

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

On April 6, 2022, BTI announced that the U.S. FDA approved IGALMITM (dexmedetomidine or “Dex”) sublingual film for the acute treatment of agitation associated with schizophrenia or bipolar I or II disorder in adults. IGALMITM is approved to be self-administrated by patients under the supervision of a healthcare provider. On July 6, 2022, BTI announced that IGALMITM was commercially available in doses of 120 and 180 micrograms through the Company’s third-party logistics provider and was available for order through wholesalers.

The Company’s most advanced development program is BXCL501. In indications other than those approved by the FDA as IGALMITM, BXCL501 is an investigational proprietary, orally dissolving film formulation of Dex for the treatment of agitation associated with psychiatric and neurological disorders.

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

Note 2. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements do not include all the information and notes required by Generally Accepted Accounting Principles (“GAAP”) in the U.S. The accompanying year-end balance sheet was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2023, the results of its operations for the three and nine months ended September 30, 2023 and 2022 and its cash flows for the nine months ended September 30, 2023 and 2022. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods or any future year or period. The accompanying unaudited interim condensed consolidated financial statements of the Company should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission on March 16, 2023.

The accompanying condensed consolidated financial statements include the accounts for the Company and all entities where BTI has a controlling financial interest after elimination of all intercompany accounts and transactions and have been prepared in conformity with U.S. GAAP.

As of September 30, 2023, the Company had cash and cash equivalents of $89,961 and an accumulated deficit of $568,342. BTI has incurred substantial net losses and negative cash flows from operating activities in nearly every fiscal period since inception and expects this trend to continue for the foreseeable future. The Company recognized net losses of $50,486 and $41,805 for the three months ended September 30, 2023 and 2022, respectively, and $156,797 and $110,949 for the nine months ended September 30, 2023 and 2022, respectively, and had net cash used in operating activities of $128,143 and $96,702 for the nine months ended September 30, 2023 and 2022, respectively.

Under ASC Topic 205-40, Presentation of Financial Statements - Going Concern, management is required at each reporting period to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.

The Company’s history of significant losses, its negative cash flows from operations, potential near-term, increased covenant-driven payments under its OFA Facilities (as defined in Note 9, Debt and Credit Facilities), its limited liquidity resources currently on hand, and its dependence on its ability to obtain additional financing to fund its operations after the current resources are exhausted, about which there can be no certainty, have resulted in management’s assessment that there is substantial doubt about the Company’s ability to continue as a going concern for a period of at least 12 months from the issuance date of the financial statements included in this Quarterly Report on Form 10-Q.

This going concern evaluation takes into consideration the potential mitigating effect of management’s Reprioritization (as defined in Note 4, Restructuring). When substantial doubt exists, management evaluates whether the mitigating effect of its plans sufficiently alleviates the substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (i) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued and (ii) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Generally, to be considered probable of being effectively implemented, the plans need to be approved by the Company’s Board of Directors.  The Company’s Reprioritization was approved by the Board of Directors on August 8, 2023; however, such plans will not mitigate the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. As of September 30, 2023 and December 31, 2022, cash equivalents were comprised primarily of money market funds. Cash and cash equivalents held at financial institutions may at times exceed federally insured amounts. BTI management believes it mitigates such risk by investing in or through major financial institutions.

Accounts Receivable, Net

Accounts receivable arise from sales of IGALMITM and represent amounts due from distributors. Payment terms generally range from 30 to 75 days from the date of the sale transaction, and accordingly, do not involve a significant financing component. Receivables from product sales are recorded net of allowances which generally include distribution fees, prompt payment discounts, chargebacks, and credit losses. Allowances for distribution fees, prompt payment discounts and chargebacks are based on contractual terms. The Company estimated the current expected credit losses of its accounts receivable by assessing the risk of loss and available relevant information about collectability, existing contractual payment terms, actual payment patterns of its customers, individual customer circumstances, and reasonable and supportable forecast of economic conditions expected to exist throughout the contractual life of the receivable. Based on its assessment, as of September 30, 2023, the Company determined that an allowance for credit losses was not required.

Concentrations of Credit Risk

The Company sells IGALMITM through a drop-ship program under which orders from hospitals and similar health care institutions are processed through wholesalers, but shipments of the product are sent directly to the individual hospitals and similar health care institutions. BTI also contracts directly with certain hospitals, and intermediaries such as group purchasing organizations (“GPOs”). All trade accounts receivables are due from the distributor that fulfills orders on behalf of the Company.

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

The Company performs an assessment of the recoverability of capitalized inventory during each reporting period and writes down any excess and obsolete inventories to their estimated realizable value in the period in which the impairment is first identified. Such impairment charges are recorded within Cost of goods sold in the Condensed Consolidated Statements of Operations. The determination of whether inventory costs will be realizable requires estimates by management. If actual market conditions are less favorable than projected, write-downs of inventory may be required.

Deferred Initial Public Offering Costs

Deferred initial public offering costs of $2,570, consisted of legal, accounting, and other costs that were directly related to the Company’s proposed initial public offering of OnkosXcel. These costs were charged to the Condensed Consolidated Statements of Operations during the three-month period ended September 30, 2023 as the initial public offering was delayed for an extended period of time. The costs were recorded as Selling, general and administrative expenses.

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

Revenue Recognition

The Company’s revenues consist of product sales of IGALMITM.

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

BTI sells IGALMITM at wholesale acquisition cost and calculates product revenue net of variable consideration and consideration payable to third parties associated with distribution of product. The Company records reserves, based on contractual terms, for the following components of consideration related to product sold during the reporting period. Calculating these amounts involves estimates and judgments, and the Company reviews these estimates quarterly and records any material adjustments in the period they are identified, which affects net product revenue and earnings in the period such variances occur.

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

Product Returns

The Company provides contractual return rights to its customers including the right to return product within six months of product expiration and up to twelve months after product expiration, as well as for incorrect shipments, and damaged or defective product, which the Company expects to be rare. Management expects product returns to be minimal, thus BTI recognizes a nominal allowance for product returns at the time of each sale. In the future, if any of these factors and/or the history of product returns changes, the Company will adjust the allowance for product returns.

BTI classifies all fees paid to the distributor, other than those discussed above and those related to warehouse operations, as Selling, general and administrative expenses on its Condensed Consolidated Statements of Operations. Fees paid to the distributor for warehouse operations are classified as Cost of goods sold on BTI’s Condensed Consolidated Statements of Operations.

Cost of Goods Sold

Cost of goods sold includes the cost of producing and distributing inventories that are related to product revenues during the respective period. Cost of goods sold also includes costs related to excess or obsolete inventory, as well as costs related to warehouse operations paid to distributors.

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

Research and Development Costs

Research and development expenses include wages, benefits, non-cash stock-based compensation, facilities, supplies, external services, clinical study, manufacturing costs related to clinical trials and other expenses that are directly related to the Company’s research and development activities. At the end of the reporting period, the Company estimates the progress toward completion of the research or development objectives and, depending on the amount and timing of payments to the service providers may record net prepaid or accrued expense for associated research and development costs. Such estimates are subject to change as additional information becomes available. The Company expenses research and development costs as incurred.

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

Note 4. Restructuring

On August 8, 2023, the Company’s Board of Directors approved a broad-based strategic reprioritization (the “Reprioritization”). The Company took actions to reduce certain operational and workforce expenses that were no longer deemed core to ongoing operations in order to extend its cash runway and drive innovation and growth in high potential clinical development and value creating opportunities. These actions included a shift in commercial strategy for IGALMITM in the institutional setting, a reduction of in-hospital commercialization expenses, a suspension of programs no longer determined to be core to ongoing operations, and a prioritization of at-home treatment setting opportunities for BXCL501.

As part of this strategy, the Company’s Board of Directors approved a reduction of approximately 60% of the Company’s current workforce. The Company notified impacted employees on August 14, 2023 and recorded restructuring costs of $4,163 in the three-month period ended September 30, 2023. These costs consisted of severance and benefit costs of $4,063 and contract termination costs of $100, all of which are expected to be paid in cash. The Company paid $149 of severance and benefit costs and $100 of contract termination costs during the three-month period ended September 30, 2023. Accrued restructuring costs of $3,914 are included in accrued expenses in the Condensed Consolidated Balance Sheets as of September 30, 2023. The remaining costs are expected to be paid primarily during the fourth quarter of 2023. The estimated costs that the Company expects to incur and the expected timing to complete the Reprioritization are subject to a number of assumptions, and actual results may differ. The Company may also incur other cash or non-cash charges not currently contemplated due to events that may occur as a result of, or in association with, the Reprioritization.

Note 5. Inventory

Inventory consists of the following:

	September 30,	December 31,
	2023	2022

Raw materials	$682	$682
Work-in-process	605	708
Finished goods	731	595
Total inventory	$2,018	$1,985

The Company recorded inventory write-downs of $495 for the three and nine months ended September 30, 2023. No inventory write-downs were recorded in 2022.

Note 6. Property and Equipment, Net

Property and equipment, net consists of the following:

	September 30,	December 31,
	2023	2022

Computers and equipment	$202	$213
Furniture	575	575
Leasehold improvements	1,200	1,181
Total property and equipment	$1,977	$1,969
Accumulated depreciation	(1,115)	(885)
Total property and equipment, net	$862	$1,084

Depreciation expense was $79 and $85 for the three months ended September 30, 2023 and 2022, respectively, and $240 and $246 for the nine months ended September 30, 2023 and 2022, respectively.

Note 7. Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2023	December 31, 2022

Accrued research and development expenses	$9,278	$8,659
Accrued compensation and benefits	3,999	6,370
Accrued professional fees	8,530	2,738
Accrued taxes	133	82
Other accrued expenses	756	820
Accrued restructuring costs	3,914	—
Total accrued expenses	$26,610	$18,669

Note 8. Transactions with BioXcel LLC

The Company entered into a Separation and Shared Services Agreement with BioXcel LLC that took effect on June 30, 2017, as amended and restated thereafter (the “Services Agreement”), pursuant to which BioXcel LLC has agreed to provide the Company with certain intellectual property prosecution and management and research and development activities.

Under the Services Agreement, we have an option, exercisable until December 31, 2024, to enter into a separate collaborative services agreement with BioXcel LLC pursuant to which BioXcel LLC shall perform product identification and related services for us utilizing its EvolverAI. We agreed to pay BioXcel LLC $18,000 per month from March 13, 2023, to December 31, 2024 in exchange for this option. We agreed to negotiate any such collaborative services agreement in good faith and to incorporate reasonable market-based terms, including consideration for BioXcel LLC reflecting a low, single-digit royalty on net sales and reasonable development and commercialization milestone payments, provided that (i) development milestone payments shall not exceed $10 million in the aggregate and not be payable prior to proof of concept in humans and (ii) commercialization milestone payments shall be based on reaching annual net sales levels, be limited to 3% of the applicable net sales level, and not exceed $30 million in the aggregate.

Service charges recorded under the Services Agreement for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Research and development	$321	$287	$950	$892
Selling, general and administrative	103	55	189	184
Total	$424	$342	$1,139	$1,076

As of September 30, 2023, $621 of service charges related to the Services Agreement are included in Due to related parties in the Company’s Condensed Consolidated Balance Sheets.

Note 9. Debt and Credit Facilities

Debt, net of unamortized discounts and financing costs, consists of the following:

	September 30, 2023	December 31, 2022

Revenue Interest Financing Agreement ("RIFA")	$30,000	$30,000
RIFA accrued interest	5,021	2,041
RIFA payments	(80)	(10)
RIFA debt liability	$34,941	$32,031
Estimated Portion of RIFA debt liability to be paid within one-year	(550)	(1,401)
RIFA long-term debt liability	$34,391	$30,630
Credit Agreement and Guaranty	70,000	70,000
Payable-in-kind interest on Credit Agreement and Guaranty	2,022	807
Total long-term debt liability	$106,413	$101,437
Unamortized debt discounts and issuance costs	(7,320)	(8,386)
Total long-term debt	$99,093	$93,051

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

Credit Agreement

The Credit Agreement provides up to $135,000 in senior secured term loans, of which the initial Tranche A of $70,000 was funded on April 28, 2022, and the remaining tranches may be borrowed at the Company’s option prior to December 31, 2024, subject to satisfaction of certain conditions, including regulatory and financial milestones. Tranche B of the Credit Agreement is $35,000 and is available upon satisfaction of certain conditions, including receipt of certain regulatory and financial milestones. Tranche C of the Credit Agreement is $30,000 and is available upon satisfaction of certain conditions, including specified minimum net sales of the Company attributable to sales of BXCL501 for a trailing consecutive 12-month period. As of September 30, 2023, $65,000 remained available under the Credit Agreement, subject to achievement of the specified conditions and milestones. See Note 17, Subsequent Events for information on the amendment to the Credit Agreement.

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

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions, subject to certain exceptions, including specific exceptions with respect to product commercialization and development activities. The Company must also comply with certain financial covenants, including (i) maintenance of cash or permitted cash equivalent investments in accounts controlled by OFA for the Lenders, of at least (a) $15,000 from the Effective Date until the date on which the second tranche of loans are funded (the “Step-Up Date”) and (b) $20,000 from and after the Step-Up Date, provided, in the case of (a) and (b), that following any Permitted BXCL701 Release Event (as defined below), such amount will increase by $12,500, and following such time as unaffiliated third parties hold ownership of at least 30% of the equity interests in the BXCL701 Subsidiaries (as defined below), such amount will increase by an additional $5,000 (provided, that such amount will in no event exceed 50% of the aggregate amount of loans outstanding at any time); and (ii) a minimum revenue test, measured quarterly beginning with the Company’s fiscal quarter ending on December 31, 2023 (such six-month period the “Revenue Covenant Measurement Period”), that requires it and its subsidiaries’ consolidated net revenue for the six consecutive month period ending on the last day of each such fiscal quarter to not be less than a minimum revenue amount specified in the Credit Agreement (such testing date, the “Revenue Covenant Measurement Testing Date” and the covenant described in this clause (ii) the “Revenue Covenant”). The Company’s failure to comply with the financial covenants will result in an event of default, subject to certain cure rights with respect to the Revenue Covenant. If, as of a Revenue Covenant Measurement Testing Date, the Company’s revenue for the applicable Revenue Covenant Measurement Period is less than the minimum revenue amount specified for the applicable period then required under the Revenue Covenant, the Company would have a right to cure such shortfall for a total of three fiscal periods by making a revenue cure payment (which would be treated as prepayments of the loans subject to a prepayment fee) to the Lenders in an amount equal to the difference between such minimum required revenue amount and the Company’s actual revenues for such Revenue Covenant Measurement Period, such payment to not be less than $1,000. If paid, the Company will be deemed to have complied with the Revenue Covenant as of such Revenue Covenant Measurement Testing Date. Any such payment will be applied to the prepayment of the loans under the Credit Agreement. For the Revenue Covenant Measurement Testing Dates ending December 31, 2023, March 31, 2024, June 30, 2024 and September 30, 2024, shortfalls under the Revenue Covenant, as described above, could result in a revenue cure payment of up to $7,316, $10,636, $14,313, and $22,406, respectively, plus aggregate prepayment fees of up to $1,900. The Company is only permitted to make cure payments for shortfalls under the Revenue Covenant up to three times during the term of the Credit Agreement. Subsequent to such three opportunities to cure a breach of the Revenue Covenant, which could be fully utilized as early as the payment due for the quarter ended June 30, 2024, the Company would default on the Credit Agreement if it is unable to satisfy the Revenue Covenant for any subsequent fiscal quarter.

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

Revenue Interest Financing Agreement

The RIFA provides up to $120,000 in financing in exchange for a capped revenue interest on net sales of IGALMITM, and other future BXCL501 products, if any, that receive regulatory approval for sale. The initial Tranche A of $30,000 was funded on July 8, 2022, and the remaining tranches may be borrowed at the Company’s option prior to December 31, 2024, subject to satisfaction of certain conditions, including certain regulatory, patent, and financial milestones. The effective interest rate on the RIFA as of September 30, 2023 and December 31, 2022, was approximately 11% and 14%, respectively.

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

Tranche B and C of the RIFA are each $45,000 and are available upon satisfaction of certain conditions, including receipt of certain regulatory and patent-related milestones and specified minimum net sales of BXCL501 during any consecutive 12-month period. As of September 30, 2023, $90,000 remained available under the RIFA, subject to achievement of the specified conditions and milestones.

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

Maturities of debt, excluding the impacts of any mandatory payments pursuant to the Revenue Covenant or to meet minimum royalty levels, are expected to be as follows:

September 30, 2023

2023	$26
2024	$741
2025	$1,634
2026	$5,633
2027	$93,907
Thereafter	$5,022

Interest expense was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

Interest expense	$2,875	$3,483	$8,813	$4,755
Accretion of debt discount and amortization of financing costs	377	217	1,066	538
Total interest expense	$3,252	$3,700	$9,879	$5,293

Note 10. Derivative Financial Instruments

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

Note 11. Common Stock Financing Activities

In May 2021, the Company entered into an Open Market Sale Agreement (the “Sale Agreement”) with Jefferies LLC (“Jefferies”) pursuant to which the Company could offer and sell shares of its common stock, having an aggregate offering price of up to $100,000, from time to time, through an “at the market offering” program under which Jefferies will act as sale agent. The Company sold 756 shares under the Sale Agreement with Jefferies in the first nine months of 2023 for net proceeds of $23,918, net of offering costs of $739. There were no sales under the Sale Agreement in 2022.

Note 12. Stock-Based Compensation

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

As of September 30, 2023, there were 669 shares available to be granted under the 2020 Plan.

Restricted stock units

The table below summarizes activity relating to BTI RSUs.

Number of
shares

Outstanding as of January 1, 2023	119
Granted	133
Vested	(61)
Outstanding as of September 30, 2023	191

During the nine months ended September 30, 2023, the Company granted 133 time-based RSUs to certain employees. All of the RSUs vest over four years, with 25% vesting at the one-year anniversary of the grant date and the balance vesting ratably over the remaining 12 quarters of the vesting period. The average grant date fair value per share for the RSUs was $19.62. Unrecognized stock-based compensation expense related to these awards was approximately $2,255 as of September 30, 2023.

During the nine months ended September 30, 2022, the Company granted 122 (119, net of forfeitures) time-based RSUs to certain employees and consultants. The majority of RSUs granted to employees vest over four years, with 25% vesting at the one-year anniversary of the grant date and the balance vesting ratably over the remaining 12 quarters of the vesting period. There were 25 RSUs granted to employees in May 2022 which fully vested at the one-year anniversary of the grant date. RSUs granted to a third-party consultant vest 50% on each of the first and second anniversaries of the grant date. The average grant date fair value per share for the RSUs during 2022 was $13.97. Unrecognized stock-based compensation expense related to these awards was approximately $841 as of September 30, 2023.

OnkosXcel profit sharing units

The table below summarizes activity relating to profits interests (the “profit sharing units” or “PSUs”) associated with OnkosXcel.

		Weighted average
	Number of	price per unit
	units	(in whole dollars)

Outstanding as of January 1, 2023	1,310	$5,506
Granted	30	$10,176
Cancelled	(10)	$5,506
Forfeited	(30)	$5,506
Outstanding as of September 30, 2023	1,300

Vested units as of September 30, 2023	560	$5,531

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

Unrecognized stock-based compensation expense related to these awards was $3,203 at September 30, 2023.

OnkosXcel restricted stock units

The table below summarizes activity relating to restricted stock units associated with OnkosXcel (the “OnkosXcel RSUs”).

Number of
units

Outstanding as of January 1, 2023	—
Granted	225
Outstanding as of September 30, 2023	225

During the nine months ended September 30, 2023, the Company granted 225 individual (not in thousands) OnkosXcel RSUs to certain employees. 125 of the OnkosXcel RSUs vest upon the earlier to occur of (a) 180 days after an initial public offering of OnkosXcel, or (b) a change in control of OnkosXcel. The remaining OnkosXcel RSUs vest over four years, with 25% vesting at the one-year anniversary of the grant date and the balance vesting ratably over the remaining 12 quarters of the vesting period. The weighted average grant date fair value per unit for the OnkosXcel RSUs was approximately $10. Unrecognized stock-based compensation expense related to these awards was approximately $2,151 as of September 30, 2023.

Stock options

A summary of the Company’s stock option activity for the nine months ended September 30, 2023 is presented below.

	Number of	Weighted average
	shares	price per share

Outstanding as of January 1, 2023	4,882	$17.23
Granted	1,083	$19.60
Forfeited	(141)	$19.13
Cancelled	(18)	$21.76
Exercised	(309)	$1.65
Outstanding as of September 30, 2023	5,497	$18.51

Options vested and exercisable as of September 30, 2023	3,381	$16.93

As of September 30, 2023, the intrinsic value of options outstanding was $2,628. The intrinsic value for stock options is calculated based on the difference between the exercise prices of the underlying awards and the quoted stock price of the Company’s common stock as of the reporting date.

The total intrinsic value of stock options exercised for the nine months ended September 30, 2023 was $5,928. The total intrinsic value of stock options exercisable as of September 30, 2023 was $2,628.

The weighted average grant date fair value per share of options granted during the nine months ended September 30, 2023 was $15.72.

The weighted average grant date fair value per share of options vested as of September 30, 2023 was $12.58.

The weighted average remaining contractual life is 5.7 years for options exercisable as of September 30, 2023. The weighted average remaining contractual life was 6.9 years for options outstanding as of September 30, 2023.

Stock-Based Compensation

The fair value of BTI stock options granted during the nine months ended September 30, 2023 and 2022 was estimated using the Black-Scholes pricing model with the following assumptions:

	Nine months ended					Nine months ended
	September 30, 2023					September 30, 2022

Expected term	5.5	years	-	6.1	years	5.5	years	-	6.1	years
Expected stock price volatility	96.6%		-	109.2%		92.7%		-	96.9%
Risk-free rate of interest	3.5%		-	4.4%		1.5%		-	3.6%
Expected dividend yield	0.0%		-	0.0%		0.0%		-	0.0%

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

The Company recognized stock-based compensation expense related to awards issued under the 2017 Plan and the 2020 Plan, as well as the OnkosXcel RSUs and PSUs, of $4,014 and $4,483 for the three months ended September 30, 2023 and 2022, respectively, and $15,015 and $12,790 for the nine months ended September 30, 2023 and 2022, respectively, which were comprised as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Research and development	$1,645	$1,105	$4,840	$3,310
Selling, general and administrative	2,369	3,378	10,175	9,480
Total	$4,014	$4,483	$15,015	$12,790

Unrecognized compensation expense related to unvested BTI stock option awards as of September 30, 2023, was $19,557 and will be recognized over the remaining vesting periods of the underlying awards. The weighted-average period over which such compensation is expected to be recognized is 1.6 years.

2020 Employee Stock Purchase Plan

The Company’s 2020 Employee Stock Purchase Plan (the “ESPP”) was also approved and became effective at the Company’s 2020 annual meeting of stockholders on May 20, 2020. The ESPP is designed to assist eligible employees of the Company with the opportunity to purchase the Company’s common stock at a discount through accumulated payroll deductions during successive offering periods. The aggregate number of shares that may be issued pursuant to rights granted under the ESPP is 100 shares of common stock. In addition, the number of shares available for issuance under the ESPP will increase on the first day of each calendar year, beginning on January 1, 2021 and ending on and including January 1, 2030, by a number of shares of common stock equal to the lesser of (a) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as determined by the Board of Directors. The number of shares that may be issued or transferred pursuant to rights granted under the component of the ESPP that is intended to qualify for favorable U.S. federal tax treatment under Section 423 of the Internal Revenue Code (the “Section 423 Component”) shall not exceed 500 shares. The purchase price will be determined by the administrator of the ESPP and, for purposes of the Section 423 Component, shall not be less than 85% of the fair value of a share on the first trading day or on the last trading day of the applicable offering period, whichever is lower. The shares available for issuance under the ESPP increased by 281 shares and 280 shares on January 1, 2023 and 2022, respectively. To date, no shares have been sold under the ESPP. There were 905 shares available for issuance as of September 30, 2023.

Note 13. Leases

BTI leases office space for its corporate headquarters at 555 Long Wharf Drive, New Haven, Connecticut (the “HQ Lease”) under an operating lease that expires in February 2026. The Company has an option to renew the HQ Lease for one additional five-year term. Payments under the HQ Lease are fixed.

The Company also leases equipment such as copiers and information technology equipment.

The future minimum annual lease payments under operating leases, as of September 30, 2023, are as follows:

Year ending December 31,	Amount

Remainder of 2023	$93
2024	381
2025	391
2026	65
2027	—
Thereafter	—
Total lease payments	$930
Imputed interest	(62)
Total lease liability	$868
Less current portion of lease liability	(339)
Long-term portion of operating lease liability	$529

The current portion of the Company’s operating lease liability of $339, as of September 30, 2023, is included in Other current liabilities on the Condensed Consolidated Balance Sheets.

Lease expense was $98 and $114 for the three months ended September 30, 2023 and 2022, respectively, and $294 and $318 for the nine months ended September 30, 2023 and 2022, respectively.

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

The carrying amounts of cash and cash equivalents, accounts receivable, net, and accounts payable approximate fair value due to the short-term nature of these instruments. As of September 30, 2023 and December 31, 2022, the Company had $83,717 and $191,022, respectively, primarily in money market funds that hold U.S. government cash equivalent instruments (included in cash and cash equivalents) which were valued based on Level 1 inputs. There were no transfers between levels within the hierarchy during the nine months ended September 30, 2023 and the year ended December 31, 2022.

Derivative liabilities measured at fair value on a recurring basis are summarized below.

	Nine months ended
	September 30, 2023
	Fair Value	Level 1	Level 2	Level 3	Total

Derivative liability - Equity Investment Right	$1,181	$—	$—	$1,181	$1,181
Derivative liability - OnkosXcel Warrants	846	—	—	846	846
Total derivative liabilities	$2,027	$—	$—	$2,027	$2,027

Derivative liabilities are comprised of the OnkosXcel Warrants and Equity Investment Right held by the Lenders. The fair value of the derivative liabilities was determined using Monte Carlo simulation models for the Equity Investment Right, and Binomial Option Pricing and Distribution models for the OnkosXcel Warrants.

The following table presents changes in Level 3 liabilities measured at fair value for the nine months ended September 30, 2023. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category.

Derivative liabilities

Balance - December 31, 2022	$2,343
Change in fair value	(316)
Balance - September 30, 2023	$2,027

The change in fair value of the derivative liabilities was reported in the Condensed Consolidated Statements of Operations as Other income, net, for the three and nine months ended September 30, 2023.

Inputs used to calculate the estimated fair value of the Equity Investment Right at September 30, 2023 were as follows:

	Equity Investment Right

Strike price relative to volume weighted 30-day average	110.0%
Volatility (annual)	97.9%
Probability of exercise	89.1%
Time period	3.6	years
Estimated premium to 30-day average	24.5%
Discount rate	5.1%

In estimating the fair value of the derivative liability related to the OnkosXcel Warrants, inputs included third-party fair value estimates of OnkosXcel limited liability company units along with the volatility of those units (which was set at 100% based on the historical volatility of the Company’s stock), and the timing and probability of the relevant capital transactions occurring.

The estimated fair value of the Credit Agreement and RIFA as of September 30, 2023, were $56,151 and $28,547, respectively. Both observable and unobservable inputs were used to determine the fair value of long-term debt, which was classified within the Level 3 category.

The fair value of the BTI warrants issued in 2022, which is a non-recurring fair value, were determined as of the date of issuance using a Black-Scholes pricing model and the fair value of $3,245 was recorded as a component of stockholders’ (deficit) equity in Additional-paid-in-capital in the Condensed Consolidated Balance Sheets, with the offset recorded as a discount on the amounts funded under the OFA Facilities. This non-recurring measurement is classified as Level 3. The inputs used were a strike price of $20.04, the Company’s stock price of $14.93, volatility of 95%, term of 7 years and risk-free rate of 2.95%.

Note 15. Net Loss Per Share

Basic and diluted net loss per share are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

Net loss (numerator)	$(50,486)	$(41,805)	$(156,797)	$(110,949)
Weighted average shares (denominator)	29,268	28,022	29,026	27,997
Basic and diluted net loss per share	$(1.72)	$(1.49)	$(5.40)	$(3.96)

Potentially dilutive securities outstanding consists of stock options and RSUs. The Company had common stock equivalents outstanding as of September 30, 2023 and 2022 of 5,688 and 4,986 shares, respectively.

Note 16. Commitments and Contingencies

From time to time, in the ordinary course of business, the Company may be subject to litigation and regulatory examinations as well as information gathering requests, inquiries and/or investigations. Other than the below, the Company is not currently subject to any matters where it believes there is a reasonable possibility that a material loss may be incurred.

On July 7, 2023, plaintiff Katelyn Martin filed a class action complaint against the Company and certain executives in the United States District Court for the District of Connecticut, captioned Martin v. BioXcel Therapeutics, et al., 3:23-cv-00915 (D. Conn). The complaints generally allege violations of Sections 10(b) and 20A of the Securities and Exchange Act of 1934 (the “Exchange Act”) and SEC Rule 10b-5 promulgated thereunder, based on certain public statements related to the development of BXCL501, TRANQUILITY II and TRANQUILITY III between December 15, 2021 and June 28, 2023. Pursuant to the Private Securities Litigation Reform Act, seven other investors moved to serve as lead plaintiff and pursue these claims on behalf of a putative class of investors. On October 4, 2023, the court appointed two co-lead plaintiffs and approved of co-lead counsel. At this time, the Company does not believe the claims have merit, but the potential costs and liabilities associated with this litigation are uncertain.

In April 2022, the Company signed a commercial supply agreement that requires minimum annual payments for the first three years of the agreement that in aggregate total $10,000 for the three-year period.

Note 17. Subsequent Events

The Company paid additional severance and benefit payments of $3,748 during the fourth quarter of 2023 in connection with the Reprioritization.

On November 2, 2023, the Company entered into an amendment to the Sale Agreement with Jefferies (as described in Note 11, Common Stock Financing Activities), pursuant to which the Company can offer and sell shares of its common stock, having an aggregate offering price of up to $150,000, from time to time, through an “at the market offering” program under which Jefferies will act as sales agent.

On November 13, 2023, the Company, the lenders party to the Credit Agreement and OFA entered into a Waiver and First Amendment to Credit Agreement and Guaranty (the “First Amendment”) that provides for (i) a waiver and a modification to the covenant in the Credit Agreement regarding investments in OnkosXcel and (ii) an agreement with the parties to further revise key financial terms between the Company, OFA and the Lenders. Pursuant to the First Amendment, the Lenders agreed to permit the Company to invest up to a maximum of $30,000 at any time outstanding in OnkosXcel, increased from $25,000 at any time outstanding. The First Amendment also waived any defaults or events of default arising under the Credit Agreement due to a breach prior to the date of the First Amendment of the OnkosXcel investment covenant, or a breach of the Company’s obligation to notify OFA of such default. In connection with the First Amendment, the Company will pay to the Lenders a fee of $180 (representing 0.25% of the loans outstanding under the Credit Agreement on the date of the First Amendment) and agreed to pay to the Lenders an exit fee equal to 0.25% of the loans under the Credit Agreement repaid upon maturity or prepayment of the loans.

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

Overview

BioXcel Therapeutics, Inc. (“BTI” or the “Company”) is a biopharmaceutical company utilizing artificial intelligence (“AI”) to develop transformative medicines in neuroscience and, through the Company’s wholly owned subsidiary, OnkosXcel Therapeutics LLC (“OnkosXcel”), immuno-oncology. We are focused on utilizing cutting-edge technology and innovative research to develop high-value therapeutics aimed at transforming patients’ lives. We employ various AI platforms to reduce therapeutic development costs and potentially accelerate development timelines. Our approach leverages existing approved drugs and/or clinically evaluated product candidates together with big data and proprietary machine learning algorithms to identify new therapeutic indications. We believe this differentiated approach has the potential to reduce the expense and time associated with drug development in diseases with substantial unmet medical needs.

Our most advanced neuroscience asset is BXCL501. In indications other than those approved by the United States (“U.S.”) Food and Drug Administration (“FDA”) as IGALMI™, BXCL501 is an investigational, proprietary, orally dissolving film formulation of dexmedetomidine (or “Dex”) in development for the treatment of agitation associated with psychiatric and neurological disorders. Our most advanced immuno-oncology asset, BXCL701, is an investigational oral innate immune activator being developed by OnkosXcel Therapeutics as a potential therapy for the treatment of aggressive forms of prostate cancer, pancreatic cancer, and other solid and liquid tumors.

On April 6, 2022, we announced that the FDA approved IGALMITM (dexmedetomidine) sublingual film for the acute treatment of agitation associated with schizophrenia or bipolar I or II disorder in adults. IGALMITM is approved to be self-administrated by patients under the supervision of a health care provider. On July 6, 2022, we announced that IGALMITM was commercially available in doses of 120 and 180 microgram (“mcg”) through the Company’s third-party logistics provider and was available for order through wholesalers.

We are continuing to develop BXCL501 for the acute treatment of agitation associated with bipolar disorders or schizophrenia in the at-home setting and for the acute treatment of agitation (non-daily) associated with dementia due to probable Alzheimer’s disease in the at-home setting and in care facilities. As described further below, we have recently deprioritized certain other indications of BXCL501, including as a potential adjunctive treatment for major depressive disorder (“MDD”), as well as our BXCL701 program.

For our TRANQUILITY program, we have conducted clinical studies evaluating BXCL501 for the acute treatment of agitation associated with mild to moderate dementia in patients with probable Alzheimer’s disease, who reside in assisted living facilities (“ALFs”) and residential care settings and who required minimal assistance with activities of daily living. On June 29, 2023, we announced positive topline data from our TRANQUILITY II trial, as well as information regarding certain investigator misconduct and noncompliance at a clinical trial site. Since that time, we have taken steps to further investigate and evaluate the conduct of the TRANQUILITY II trial. Based on these steps to date, we believe that there have been no further instances of misconduct or fraud or other findings that adversely impact the data integrity or reliability of the eligibility, safety, and efficacy data generated at the clinical trial site in question. Based on these findings, we believe that the positive, statistically significant TRANQUILITY II topline results announced in June 2023 may support a potential supplemental new drug application (“sNDA”) for BXCL501 for the acute treatment of agitation (non-daily) associated with dementia due to probable Alzheimer’s disease. Based on our recent meeting with the FDA regarding the TRANQUILITY program, we plan to conduct an at-home study in this patient population to provide additional support any potential sNDA for this proposed indication.

We had previously been conducting the TRANQUILITY III clinical trial, which was designed to evaluate the potential for BXCL501 to treat acute agitation in patients with moderate to severe dementia associated with probable Alzheimer’s disease living in nursing homes and who require moderate to full assistance with activities of daily living. We paused enrollment in TRANQUILITY III due to the much higher-than-expected background frequency of episodes of agitation experienced by the first several patients enrolled in the study.

In our SERENITY program, we are evaluating BXCL501 for use in the at-home setting for agitation associated with bipolar disorders or schizophrenia. We completed Part 1 of the SERENITY III trial and announced topline results on May 25, 2023.

We reviewed our SERENITY III program with the FDA in a Type C meeting on November 8, 2023 and discussed the data package required to support the planned submission of an sNDA seeking approval of BXCL501 for the acute treatment of agitation associated with bipolar disorders I and II and schizophrenia in the at-home setting.

Strategic Reprioritization

On August 8, 2023, the Company’s Board of Directors approved a broad-based strategic reprioritization (the “Reprioritization”). The Company determined to take actions to reduce certain operational and workforce expenses no longer deemed core to ongoing operations to extend its cash runway and drive innovation and growth in high-potential clinical development and value-creating opportunities. These actions included a shift in commercial strategy for IGALMI™ in the institutional setting as described under “IGALMITM Revised Commercialization” below, a reduction of in-hospital commercialization expenses, a de-prioritization of programs no longer determined to be core to ongoing operations as described under “Our Neuroscience Clinical Programs” and “Our Immuno-Oncology Clinical Programs,” and a prioritization on at-home treatment setting opportunities for BXCL501. As part of this strategy, the Company’s Board of Directors approved a reduction of approximately 60% of the Company’s current workforce. The Company notified impacted employees of the Reprioritization on August 14, 2023. Annual operating expenses are expected to be reduced by approximately $80,000, and Reprioritization initiatives are expected to extend the Company’s cash runway into mid-2024. The Reprioritization was substantially completed early in the fourth quarter of 2023.

As a result of the Reprioritization, the Company recorded restructuring costs of $4,163 in the three-month period ended September 30, 2023. These costs consisted of severance and benefit costs of $4,063 and contract termination costs of $100, all of which are expected to be paid in cash. The Company paid $149 of severance and benefit costs and $100 of contract termination costs during the three-month period ended September 30, 2023. Accrued restructuring costs of $3,914 are included in Accrued expenses in the Condensed Consolidated Balance Sheets as of September 30, 2023. The remaining costs are expected to be primarily during the fourth quarter of 2023. The estimated costs that the Company expects to incur and the expected timing to complete the Reprioritization are subject to a number of assumptions, and actual results may differ. The Company may also incur other cash or non-cash charges not currently contemplated due to events that may occur as a result of, or in association with, the Reprioritization.

IGALMITM Revised Commercialization Strategy

As part of the Company’s Reprioritization, the IGALMITM commercial team shifted focus to a hospital/Integrated Delivery Network (“IDN”) contracting strategy with a Corporate Account Director (CAD) team. The goal of the realigned CAD team is to work with large IDNs and drive sales utilizing a top-down approach.

The realigned CAD team generated $341 in net revenue for the three-month period ended September 30, 2023 through legacy sales and volume-based contracts. Commercial efforts for the IGALMITM launch were impacted significantly in the three months ended September 30, 2023, due to the reduction in force, which included the elimination of sales, marketing, and commercial operations staff.

Over time, the revised commercial effort is expected to allow the Company to continue to make inroads into the institutional market in a more cost-efficient manner.

On October 30, 2023, we announced that the Centers for Medicare & Medicaid Services (“CMS”) assigned a new J-Code for IGALMITM (J1105). J-Codes are permanent codes used by healthcare providers, commercial insurance plans, and government payers to help standardize the reimbursement process. A J-Code can help simplify claims submission as compared to use of a miscellaneous or unlisted code, which in turn can streamline the billing and reimbursement process. The J-Code for IGALMITM has been published online in the CMS HCPCS Application Summaries and Coding Recommendations, Third Quarter, 2023 HCPCS Coding Cycle. We believe this J-Code will facilitate access to IGALMITM for patients with agitation associated with bipolar disorder or schizophrenia.

Our Neuroscience Clinical Programs

The following is a summary of the status of our major neuroscience clinical development programs as of the date of this Quarterly Report on Form 10-Q. With our Reprioritization announcement on August 14, 2023, some of our trials and programs have been paused or deprioritized as noted below.

Neuroscience Program

BXCL501 Development

In indications other than those approved by the FDA as IGALMITM, BXCL501 remains an investigational, proprietary, orally dissolving film formulation of Dex, a selective alpha-2 receptor agonist, targeting symptoms from stress-related behaviors such as agitation. BXCL501 is our most advanced neuroscience clinical program, being evaluated for the at-home acute treatment of agitation related to bipolar disorders or schizophrenia and for the acute treatment of agitation (non-daily) in patients with dementia due to probable Alzheimer’s disease in care facilities and at-home settings. The Company has recently implemented a shift in commercial strategy for IGALMITM in the institutional setting, a reduction of in-hospital commercialization expenses, a suspension of programs no longer deemed core to the Company’s business, and a shift to focus on the development of BXCL501 for use in the at-home and care facilities in the treatment of acute agitation in schizophrenia and bipolar disorders, and in the treatment of acute agitation (non-daily) associated with dementia due to probable Alzheimer’s disease.

As a selective adrenergic agent with a sublingual or buccal route of administration, BXCL501 is designed to be easily administered and, compared to medications that may take days or weeks, has shown a relatively rapid onset of action in multiple clinical trials, including those studying patients with bipolar disorders, schizophrenia, and Alzheimer’s disease. We believe results from these studies suggest that BXCL501 has the potential to reduce agitation without producing excessive sedation. We also believe BXCL501 is highly differentiated from antipsychotics, which are currently used as first-line standard-of-care treatments despite often producing unwanted side effects such as excessive sedation or extra pyramidal motor effects. Managing patient agitation in neuropsychiatric and neurodegenerative disorders represents a significant challenge for physicians and caregivers. We believe BXCL501 has the potential to address these challenges while providing an efficient treatment regimen for patients.

BXCL501 Clinical Trials

TRANQUILITY Program: Acute Agitation Associated with Dementia due to Probable Alzheimer’s Disease (AAD) (at-home and ALF use)

On June 29, 2023, we announced positive topline results from TRANQUILITY II, a randomized, double-blind, placebo-controlled, parallel group trial that evaluated the safety and efficacy of BXCL501 for the acute treatment of Alzheimer’s-related agitation in adults 65 years and older in ALFs and residential care settings who required minimal assistance with activities of daily living. The trial dosed 149 patients with mild to moderate dementia. Randomized patients self-administered 40 mcg or 60 mcg of BXCL501 or placebo for agitation episodes that occurred over a 12-week period. The primary endpoint was the change from pre-dose in PEC total score at 2 hours post-dose for the first treated episode of agitation. The key secondary efficacy endpoints were PEC change from pre-dose at 1-hour post-dose of study treatment for the first treated episode of agitation, and PEC change from pre-dose at 30 minutes post-dose of study treatment for the first treated episode of agitation.

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

On June 29, 2023, we also announced that we had learned that an investigator in this study who enrolled approximately 40% of the patients engaged in misconduct. Since that time, we have taken steps to further investigate and evaluate the conduct of the TRANQUILITY II trial at this clinical site. Based on these steps to date, we believe that there have been no further instances of misconduct or fraud or other findings that adversely impact the data integrity or reliability of the eligibility, safety, and efficacy data obtained at the clinical trial site in question.

Our TRANQUILITY III trial was designed to evaluate the safety and efficacy of BXCL501 in patients residing predominantly in nursing homes with moderate to severe dementia who require moderate or greater assistance with activities of daily living. We halted additional enrollment in this Phase 3 after initial enrolled patients were observed to have more frequent episodes of agitation than originally anticipated, suggesting that agitation may present chronically in this population. Due to the chronic nature of agitation episodes observed in this population thus far, we believe that continued evaluation of BXCL501 in this population would require a different development program targeting more frequent or chronic use. We have chosen to focus our development efforts on the urgent need for episodic treatment in the care facility and at-home setting.

In a Type B/Breakthrough meeting with the FDA on October 11, 2023, we reviewed our TRANQUILITY clinical trial program and discussed the data package required to support submission of an sNDA for the approval of BXCL501 for the acute treatment of agitation in patients with mild to moderate dementia due to probable Alzheimer’s disease in the ALF and at-home settings. Specifically, we sought feedback from the FDA as to whether the current data package consisting of TRANQUILITY I and II, along with the clinical pharmacology and toxicology programs previously discussed with the FDA, was sufficient to support an sNDA submission for the use of BXCL501 to treat agitation in patients with mild to moderate dementia due to probable Alzheimer’s disease in either the at-home or ALF setting, or if not, what additional data would be required. Based on FDA’s feedback, we believe we will need additional data to support a potential sNDA submission for this indication, including the conduct of a new at-home clinical trial. In addition, we believe, based on feedback from the FDA, that such an at-home study would encompass patients with acute episodes of agitation (non-daily) with mild to severe dementia due to probable Alzheimer’s. We are planning for this study to enroll approximately 100 patients aged 65 years and older with mild, moderate, or severe dementia who would self-administer 60 mcg of BXCL501 or placebo whenever agitation episodes occur over a 4-week period. The long-term safety requirements for submission will also be discussed with the FDA based on the frequency of agitation observed in this study.

SERENITY Program: Agitation Associated with Bipolar Disorders I and II and Schizophrenia (at-home use)

We are currently evaluating the potential at-home use of BXCL501 in patients with agitation associated with bipolar disorders or schizophrenia in our SERENITY III study, which consists of two parts. The first part was comparable to our pivotal SERENITY I and II studies. Using similar inclusion and exclusion criterion under a well-controlled in-patient setting, acutely agitated patients with schizophrenia or bipolar disorders were randomized to self-administer either 60 mcg of BXCL501 or placebo in a double-blind placebo-controlled trial. The primary endpoint of Part I was efficacy, as measured by the change in PEC score change from baseline at two hours post-dose. The secondary objectives of Part I were safety and tolerability.

On May 25, 2023, we reported topline results from Part 1 of the study. Although the trial did not meet its primary efficacy endpoint, we believe the efficacy results, observed with the 60 mcg dose, representing half of the lowest approved dose of IGALMITM for in-patient use (120 mcg), were promising. Specifically, greater than 50% of individuals were responders, defined as those patients who achieved a 40% or greater reduction in PEC score. Further, this population responder rate was consistent and dose-proportionate to the same response rates observed in the larger SERENITY I and II trials. Although the primary efficacy endpoint as a group mean change was not statistically significant at the primary endpoint at 2 hours (p=0.077), BXCL501 statistically separated from placebo at 4 hours (p=0.049).

SERENITY III Part 2 was initiated using a 60-mcg dose with an optional second 60-mcg dose. Part 2 is primarily intended to evaluate safety of BXCL501 over 12 weeks when used as needed in an at-home setting for episodes of agitation associated with bipolar disorders and schizophrenia. The primary objective is to describe the incidence of treatment-emergent adverse events. The primary endpoint of the trial is a comparison of serious adverse events and treatment-emergent adverse events as compared to placebo, and the secondary endpoints for Part 2 include a number of efficacy assessments. We held a Type C meeting on November 8, 2023 with the FDA to discuss changes to Part 2 of our SERENITY III study. We proposed the evaluation of an 80mcg dose based on previous clinical experience with this dose during our Phase 1b trial in schizophrenia patients with agitation, and pharmacokinetic and pharmacodynamic modeling suggesting that use of an 80 mcg dose of BXCL501 could provide an optimal balance between safety and efficacy for at-home use. Based on feedback from the FDA during the meeting, we intend to evaluate safety in the at-home setting using a 120 mcg dose. The 120 mcg dose has already demonstrated efficacy based on the approved conditions of use for IGALMI (when administered under the supervision of a healthcare provider). We expect to disclose next steps for this development program after the final minutes of the meeting are received from the FDA.

We have also completed a study evaluating the safety, tolerability, and pharmacokinetic characterization of single and multiple doses of BXCL501 in elderly subjects 65 years of age and older in a Phase 1 study. Quetiapine, an anti-psychotic drug widely prescribed in elderly patients, has been included as an active comparator. This study also explored the cognitive effects of daily dosing of BXCL501 and quetiapine. All dosing cohorts have been completed, including cohorts receiving 40 mcg BXCL501 (or placebo) once daily for seven days, and a cohort receiving 60 mcg BXCL501 (or placebo) or quetiapine once daily for seven days. We expect that the results of this study will be available in the fourth quarter of 2023.

Adjunctive treatment in Major Depressive Disorder (“MDD”)

We were previously evaluating BXCL501 as an adjunctive treatment for MDD. The initial clinical study in this program was a double-blind, placebo-controlled, multiple ascending dose (“MAD”) trial to evaluate the safety and tolerability of daily doses of BXCL501 in healthy volunteers.

On May 16, 2023, we reported positive topline results from a MAD study. It enrolled 125 healthy adult volunteers across seven different cohorts in a 2:1 randomization to BXCL501 or placebo film. Healthy volunteers were dosed for 7 consecutive days. Both safety and pharmacokinetics were assessed. The study included 7 cohorts. Four distinct cohorts received 30 mcg, 60 mcg, 80 mcg, or 120 mcg doses of BXCL501 or placebo once daily. Two additional dosing cohorts received twice-daily (BID) BXCL501 at either 30 mcg in the morning and 60 mcg in the evening, or 40 mcg in the morning and 80 mcg in the evening. The final escalation cohort evaluated BXCL501 at 60 mcg in the morning and 80 mcg in the evening in combination with 30 mg of duloxetine BID. BXCL501 was generally well tolerated across all dosing cohorts. Based upon pre-specified stopping criteria, a maximum tolerated dose was not reached. All adverse events were reported as mild or moderate.

As part of its Reprioritization, the Company has paused its plan to develop a Phase 2 human proof-of-concept (POC) trial design to investigate BXCL501 as an adjunctive treatment and its potential accelerant effect in combination with first-line selective serotonin reuptake inhibitors (SSRIs) or serotonin-norepinephrine reuptake inhibitors.

Pediatric Study

In June 2021, we initiated a global clinical trial designed to evaluate the safety and efficacy of BXCL501 in the acute treatment of agitation associated with pediatric schizophrenia and bipolar disorders, in part to fulfill pediatric study requirements agreed to with the FDA in connection with IGALMITM’s approval. The trial protocol has been reviewed by the FDA, as well as by the European Medicines Agency, to fulfill potential commitments to study the effects of BXCL501 in pediatric patients ages 13 to 17 with schizophrenia and ages 10 to 17 with bipolar disorders. Enrollment of patients with schizophrenia, schizoaffective disorder, bipolar I, and bipolar II disorder is ongoing in this multisite, double-blind, placebo-controlled parallel group trial. Approximately 47% of the 150 total subjects have been enrolled in the U.S. One European site is actively recruiting patients, and several additional European sites are planned to initiate enrollment in the fourth quarter of 2023. Similar to our registration trials in schizophrenia and bipolar disorder (SERENITY I and II), the primary endpoint is the change from baseline PEC total score at two hours. This program remains active following the Reprioritization.

Additional Neuroscience Opportunities

BXCL501 Pipeline Opportunities for Franchise Expansion

Given the differentiated design of BXCL501 and its selective mechanism of action, we believe BXCL501 has the potential for broad applicability across several indications where agitation is a symptom of a condition or underlying disease.

Government-Supported Investigator-Initiated Trial Programs

The Company has been awarded key opportunities for the development of BXCL501 in post-traumatic stress disorder (“PTSD”), alcohol use disorder (“AUD”), and opioid use disorder (“OUD”). These are being funded through Cooperative Agreements with the U.S. Department of Defense Congressionally Directed Medical Research Program and National Institute on Drug Abuse (“NIDA”). Clinical and regulatory responsibilities are led by clinical researchers and regulatory staff at the Veterans Affairs Connecticut Healthcare System, Yale University Medical School, RTI International, Columbia University New York State Psychiatric Institute, and NIDA. The Company has retained all rights to commercialization of BXCL501 in all potential indications evaluated in clinical trials supported by the U.S. government.

Opioid Use Disorder Program

As previously announced, NIDA awarded a grant to Columbia University to fund clinical testing of BXCL501 as a potential treatment for opioid withdrawal in patients diagnosed with OUD. The original 160-patient, three-site, four-arm study is a randomized, double-blind, double-dummy inpatient study comparing BXCL501 (180 mcg and 240 mcg BID), lofexidine (as a positive control), and placebo. The study’s goal is to evaluate the safety and efficacy of BXCL501 relative to lofexidine and placebo in subjects with OUD.  A majority of OUD patients participating in the study are anticipated to be exposed to fentanyl adulterated or associated with xylazine. To date, all three initial sites have recruited, enrolled, and dosed patients diagnosed with OUD who are physically dependent on opioids, including prescription opioids. The Company is supplying the drug product for the conduct of this study. We expect that the results from current study will be used to select a recommended dose of BXCL501 to compare to placebo in a later outpatient Phase 3 study sponsored by NIDA.

On November 6, 2023, we announced that NIDA has requested Columbia University, the trial coordinator, to add a fourth site to target trial completion in 2024. Pending successful results, after completion of the trial, we plan to seek FDA feedback on potential registrational paths.

Alcohol Use Disorder with Comorbid Post-traumatic Stress Disorder Program

In December 2020, the Veterans Affairs Connecticut Healthcare System and Yale University Medical School were awarded a grant by the U.S. Department of Defense’s Congressionally Directed Medical Research Program with the overall objective to evaluate BXCL501 in patients who suffer from AUD with comorbid PTSD. The Company provided BXCL501 for the inpatient Alcohol Interaction Study, which has been completed. We understand Yale has received approval from its IRB and allowance from the FDA to proceed with a trial evaluating the effects of up to 80 mcg of BXCL501 per day for 28 days on alcohol consumption, PTSD symptoms, cognitive function, memory, sleep, and mood in patients diagnosed with mild, moderate, or severe AUD and who meet Criterion A for comorbid PTSD. The new outpatient study has received funding approval from the Pharmacotherapies for Alcohol and Substance Use Disorders Alliance (funded through a Cooperative Agreement between the U.S. Department of Defense Congressionally Directed Medical Research Program and RTI International). We believe the results from this study will be used to inform a Phase 3 study intended to commence with support by the alliance.

Algorithms for Wearable Technologies

The Company completed a healthy volunteer study designed to train an algorithm to detect a state of hyper-arousal, which often precedes agitated behaviors. In hyper-aroused healthy volunteers, robust signals were measured using wearable technology (phones and watches). As part of its strategic Reprioritization, the Company deprioritized its plan to develop wearable technology.

BXCL502 Development

We identified a second neuropsychiatric drug candidate, BXCL502, through our AI-based platform. We plan to evaluate BXCL502 initially as a monotherapy and possibly in combination with BXCL501 for the chronic treatment of agitation in patients with dementia and acute stress disorder. The active pharmaceutical ingredient (“API”) underlying BXCL502 is designed to affect serotonergic signaling in the brain. Our preclinical data suggests BXCL502 has the potential to treat stress-related neuropsychiatric symptoms in dementia and other stress-related disorders. In previously published third-party clinical trial data, daily administration of the API of BXCL502 demonstrated improvement in behaviors using a well-established, clinically validated symptom scale. Formulation and clinical development planning are currently under way with BXCL502.

Other Product Candidates Leveraging the AI Platform

We are targeting neuropsychiatric disorders with high unmet medical needs. Our focus is on treating stress-related symptoms, such as agitation, that are responsible for increased levels of healthcare burden. We are also using AI approaches and machine learning to identify new candidates for rare neurological diseases and to re-innovate late-stage drug candidates, such as BXCL503 and BXCL504.

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

OnkosXcel Therapeutics, LLC

On April 19, 2022, we announced the formation of a wholly owned, clinical-stage subsidiary, OnkosXcel, to develop potentially transformative medicines in oncology. OnkosXcel uses proprietary AI capabilities to drive the capital-efficient development of innovative anti-cancer therapeutics. On March 14, 2023, we announced that OnkosXcel had confidentially submitted a draft registration statement on Form S-1 with the SEC relating to the proposed initial public offering of its common stock following its conversion into a corporation. The Company is continuing to evaluate strategic options for OnkosXcel. With the Company’s Reprioritization announcement on August 14, 2023, further work on the immuno-oncology programs described below have generally been paused, except as noted below.

Our approach to drug discovery leverages the application and methodology of EvolverAI, a proprietary AI-based research and development platform utilized in the successful development of IGALMITM, with the aim of efficiently identifying and developing immuno-oncology product candidates. We believe that BXCL701 reflects the potential of this discovery approach in immuno-oncology. BXCL701 is an investigational, oral innate immune activator that demonstrated a 25% composite response rate in a Phase 2a clinical trial to treat patients with small cell neuroendocrine (“SCNC”) phenotype metastatic castration-resistant prostate cancer (“mCRPC”). We intend to finalize a registrational trial design in mCRPC patients with SCNC phenotype following planned meetings with the FDA in December 2023, however, the start of any such trial is paused following the Company’s Reprioritization.

mCRPC is often characterized as a “cold” tumor, which is a tumor with an immunosuppressive tumor microenvironment (“TME”) and poor immune cell infiltration. Currently approved checkpoint inhibitors (“CPIs”) which target programmed cell death 1 (“PD-1”), or cytotoxic T-lymphocyte-associated protein 4, have failed to demonstrate meaningful single-agent activity against such difficult-to-treat tumor types, including mCRPC. BXCL701 is designed to promote an immune-induced inflammatory response in the TME primarily via inhibition of dipeptidyl peptidases (“DPP”) 8 and 9, which we believe can provide enhanced CPI therapeutic utility. We believe that BXCL701 can potentially provide significant benefits for approximately 20% of the estimated 288,300 men who will be diagnosed with prostate cancer in the U.S. in 2023 who are expected to progress to the more aggressive mCRPC form of the disease, including approximately 20%, or 11,532, of those patients who will develop the SCNC phenotype, for whom there is no standard of care.

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

Leveraging the insights enabled by the application and methodology of EvolverAI, a proprietary AI-based platform used to identify novel therapeutic uses for approved therapeutics and product candidates in clinical evaluation, and our internal industry expertise, we are pursuing two proprietary discovery programs to advance our goal of developing anti-cancer therapeutics. The first program, which encompasses BXCL701 across a range of indications, is based on the application of innate immune modulation technology. This program has been constructed to embrace key distinguishing characteristics of the innate immune system and we believe it is supported by our development efforts. This approach has driven the development of BXCL701, which we are currently evaluating in a Phase 1b/2a clinical proof-of-concept trial as a potential treatment for mCRPC with either SCNC or adenocarcinoma phenotype. Fundamental to the innate immune modulation program is BXCL701’s potential to:

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

The Phase 2a portion of the trial was segregated into two 28-patient trial cohorts, one cohort consisting of mCRPC patients with SCNC phenotype and a second cohort consisting of mCRPC patients with adenocarcinoma phenotype. Initially, we focused on mCRPC with SCNC phenotype as the primary patient population for BXCL701, since DPP9 is amplified in approximately 17% of treatment-emergent mCRPC with SCNC phenotype, compared to 5% or less in the broader prostate cancer population. However, we also observed responses in mCRPC patients with adenocarcinoma phenotype who were microsatellite stable in the Phase 1b portion of the trial. On this basis, we widened our Phase 2a trial to include relapsed mCRPC patients with either SCNC or adenocarcinoma phenotype. Both cohorts employed a Simon two-stage trial design of 15 trial participants followed by 13 additional patients. The primary endpoint of the Phase 2a portion of this trial was a composite response rate, determined as either a RECIST 1.1 response (defined as a reduction in RECIST score of 30% or more), and/or a reduction in prostate specific antigen (“PSA”) level of 50% or more, and/or a conversion in circulating tumor cells (“CTCs”) from 5 or more CTCs/7.5 milliliter (“ml”) to less than 5 CTCs/7.5 ml. Secondary endpoints included duration of response, progression-free survival, overall survival, changes in circulating cytokines, and certain disease-specific biomarkers.

On October 10, 2023, we reported positive overall survival (OS) results from the Phase 2a portion of the trial in patients with small cell neuroendocrine prostate cancer. BXCL701 in combination with pembrolizumab demonstrated a compelling median OS and 12-month survival rate. As of a data cutoff of September 6, 2023, evaluable patients with SCNC (n=28) showed a median OS of 13.6 months (95% CI 10.9–NR), and a 12-month survival rate of 56.5%.

On November 8, 2023, we reported positive OS results from the Phase 2a portion of the trial in patients with adenocarcinoma. As of a data cutoff of September 6, 2023, among evaluable patients with adenocarcinoma (n=29)

BXCL701 in combination with pembrolizumab demonstrated a median OS of 15.5 months (95% CI 9.6–NR), and a 12-month survival rate of 59.3%.

We provided a response rate and duration of response update for the SCNC and the adenocarcinoma cohorts at the 30th Annual Prostate Cancer Foundation Scientific Retreat (PCF 2023). BXCL701 in combination with pembrolizumab demonstrated a 25% (seven out of 28 evaluable patients) composite response rate in mCRPC patients with SCNC phenotype, for whom there is no standard of care. As of a cutoff of September 6, 2023, five of these responders were RECIST 1.1 responders (four confirmed responses and one unconfirmed response) with decreases in tumor size ranging from -45% to -67% and a median duration of response of 7.6 months. BXCL701 in combination with pembrolizumab demonstrated a 21% (six out of 29 evaluable patients) composite response rate in mCRPC patients with adenocarcinoma phenotype, for whom there are limited treatment options. As of a cutoff date of September 6, 2023, five of these composite responders were RECIST 1.1 responders (four confirmed responses and one unconfirmed response) with decreases in tumor size ranging from -30% to -99% and a median duration of response to 19 months.

We received initial comments from the FDA on our proposed clinical development plan, and we plan to meet with the FDA in an end of Phase 2 meeting scheduled for December 2023 to discuss the development path forward. However, the start of any such trial is paused following the Company’s Reprioritization.

BXCL701 as a Potential Treatment for Small Cell Lung Cancer

The American Cancer Society estimates that in 2023, approximately 35,751 cases of small cell lung cancer (“SCLC”) will be diagnosed in the U.S. Approximately 60% to 70% of these patients present with extensive disease, and first-line therapy for a majority of these patients involves the combination of a CPI with platinum-based chemotherapy or etoposide.

We are encouraged by the therapeutic potential of BXCL701 for SCLC given the activity it has demonstrated in the ongoing SCNC clinical trial, and we plan to initiate clinical trials targeting this indication. We are finalizing the protocol for a Phase 1b/2 trial design to be a dose-escalation safety lead-in to establish a recommended Phase 2 dose (“RP2D”). However, the start of any such trial is paused following the Company’s Reprioritization.

BXCL701 as a Potential Treatment for Other Cancers

In addition to its potential use in combination with CPIs to treat mCRPC, an immunologically cold tumor, we are developing BXCL701 as a therapeutic for pancreatic cancer and other solid tumors with greater, or “non-cold,” immunological activity that are nonetheless regarded as difficult-to-treat, and hematological malignancies. We believe the synergistic potential of BXCL701 and CPIs, when administered in combination, could increase cancer cell susceptibility to an enhanced immune response, potentially increasing the clinical benefit of CPIs, whose single-agent efficacy in treating these tumor types is generally viewed to be limited to between 13% and 30% of cancer patients and whose duration of response to treatment is often short. As such, we envision the potential therapeutic benefit of BXCL701 increasing the sensitivity of cold tumors to CPI therapy, enabling the potential treatment of a range of cancers including pancreatic cancer, breast cancer, colorectal cancer, and ovarian cancer, as well as enhancing the depth of response to CPIs in other cancers. In addition, based on the preclinical observation that BXCL701 showed direct cytotoxic activity against certain leukemic cells, we have initiated clinical development targeting relapsed or refractory acute myeloid leukemia (“AML”).

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

Relapsed or Refractory AML

The American Cancer Society estimates that, in 2023, approximately 20,380 new cases of AML will be diagnosed in the U.S. We are supporting a Phase 1b IST sponsored by Dana-Farber Cancer Institute, designed to evaluate the use of BXCL701, along with the current standard of care to treat relapsed or refractory AML. We believe that pyroptosis triggered by BXCL701, may provide potent single agent cytotoxicity directed toward AML. We also believe that DPP9 copy number may provide an actionable biomarker, as high copy number has been observed to correlate with BXCL701 toxicity in human AML cell lines. DPP8/9 inhibition has been shown to be cytotoxic to THP-1 cells, monocytic cancer cells cultured from a patient with AML, but not other cell lines, suggesting a specific vulnerability of AML to these inhibitors that we believe can be exploited for therapeutic benefit. Based on these preclinical observations, Dana-Farber has initiated a Phase 1b trial to determine the maximum tolerated dose or the RP2D, and to assess the safety of BXCL701 as a single agent. This trial began in the first quarter of 2023 and is ongoing. Subject to successful completion of this trial, we anticipate that Dana-Farber will conduct additional studies to determine BXCL701's objective response rate in AML in combination with the standard of care.

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

Biomarker Development Initiatives Intended to Complement BXCL701 Administration

We are also actively engaged in the identification and development of predictive biomarkers that we believe could be used in conjunction with BXCL701 to predict the likelihood of patient response to therapy across the range of targeted indications. Based on preliminary data from AML patients, we believe DPP9 copy number could correlate to BXCL701 response rate, with a greater likelihood of BXCL701 cytotoxicity in patients with increased DPP9 copy number. We are pursuing its use in our biomarker discovery activities as a potential companion diagnostic. At the Society for Immunotherapy of Cancer’s 38th Annual Meeting (SITC 2023), we presented data from the Phase 2a trial in SCNC patients, which indicated DPP9 overexpression is a potential response-predictive biomarker of BXCL701 and pembrolizumab combination treatment in mCRPC patients with SCNC phenotype.

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

Patent Portfolio

We have multiple patent families filed to protect our Neuroscience program, including BXCL501. On October 4, 2023, the Company announced it had received two Notices of Allowance (“NOAs”) from the U.S. Patent and Trademark Office (“USPTO”) for patent applications related to the method of use of sublingual dexmedetomidine for the treatment of agitation associated with bipolar disorders and schizophrenia. US Patent No. 11,786,508 issued from one of those NOAs on October 17, 2023, and has been listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the “Orange Book”) for IGALMI™ with an expiration date of December 29, 2037. US Patent No. 11,806,334 issued on November 7, 2023, from another NOA and has been listed in the Orange Book with an expiration date of January 12, 2043. As of November 7, 2023, our neuroscience patent portfolio included four Patent Cooperation Treaty (“PCT”) applications, 18 U.S. utility applications, six U.S. provisional applications, one allowed US application, eight issued U.S. utility patents, 112 pending non-U.S. utility applications, 15 allowed or granted non-U.S. patents (including three in Japan), one pending U.S. design patent application, and 34 allowed or registered design patents (including two in Japan). Four U.S. utility patents, directed to our proprietary sublingual film formulation of Dex and set to expire no earlier than 2039, are now listed in the “Orange Book”. In the same family, we also have a granted patent in China, two granted patents in Eurasia, and pending applications in the U.S., China, and other major markets. We expect that patents issuing in this family will expire no earlier than 2039. We have also filed applications in additional patent families that are relevant to BXCL501. We have applications pending in the U.S., Europe and Japan directed to methods of treating insomnia using sublingual Dex. We expect that patents issued from these applications, if any, will expire no earlier than 2035. We also have applications filed in 16 regions/countries, including the U.S., Europe, Japan, and China, directed to methods of treating agitation. We expect that patents issued from these applications, if any, will expire no earlier than 2042. We also have one PCT application directed to treating mania and another to treating depression. If patents issue from those cases, we expect them to expire no earlier than 2041 and 2042, respectively.

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

The term of individual patents depends upon the legal term for patents in the countries in which they are obtained. In most countries, including the U.S., the patent term is 20 years from the earliest filing date of a non-provisional patent application. Depending upon the timing, duration, and specifics of FDA approval of our product candidates, a U.S. patent that we own or license may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984 (a.k.a., the “Hatch-Waxman Act”). The act permits a patent restoration term of up to five years as compensation for patent term lost during product development and the drug approval regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND, and the submission date of a new drug application (“NDA”), plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension, and the application for extension must be made prior to patent expiration. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we intend to apply for restorations of patent term for some of our currently owned or licensed patents to add patent life beyond their current expiration date, depending on the expected length of clinical trials and other factors involved in the submission of the relevant NDA.

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

Components of Our Results of Operations

Product Revenue, Net

Revenues relate to sales of IGALMITM and reflect limited market access since commercial launch in July 2022. The revenues are net of rebates, chargebacks, discounts, and other adjustments. During the fourth quarter of 2022, we began contracting directly with intermediaries such as GPOs.

Operating Costs and Expenses

Cost of Goods Sold

Cost of goods sold primarily relate to the costs of producing, packaging, and delivering our product to customers, as well as costs related to excess or obsolete inventory.

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

We expense research and development costs as incurred.

Our research and development costs by program for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Direct external costs
BXCL501	$9,857	$13,076	$41,335	$30,646
BXCL701	1,528	2,208	6,291	6,909
Other research and development programs	1,212	463	3,492	1,686
Total direct external costs	$12,597	$15,747	$51,118	$39,241
Internal personnel costs	6,179	5,621	20,223	17,032
Sub-total direct costs	$18,776	$21,368	$71,341	$56,273
Indirect costs and overhead	843	694	3,051	2,507
Total research and development expenses	$19,619	$22,062	$74,392	$58,780

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

With the announcement of our strategic realignment, we expect that our selling, general and administrative expenses will decline due to the restructured commercialization of IGALMITM and reduced labor costs. However, we may also experience increased fees for outside consultants, attorneys, and accountants.

Restructuring Costs

On August 8, 2023, our Board of Directors approved the Reprioritization. The Company took actions to reduce certain operational and workforce expenses that were no longer deemed core to ongoing operations in order to extend its cash runway and drive innovation and growth in high potential clinical development and value creating opportunities. These actions included a shift in commercial strategy for IGALMI™ in the institutional setting, a reduction of in-hospital commercialization expenses, a suspension of programs no longer determined to be core to ongoing operations, and a prioritization of at-home and care facilities treatment setting opportunities for BXCL501.

As part of this strategy, the Company’s Board of Directors approved a reduction of approximately 60% of the Company’s current workforce. The Company notified impacted employees on August 14, 2023. Annual operating expenses are expected to be reduced by approximately $80,000, and the Reprioritization initiatives are expected to extend the Company’s cash runway into mid-2024. The Company is also in active negotiations with its strategic lenders to amend its existing financing agreements in order to extend its cash runway.

As a result of the Reprioritization, the Company recorded restructuring costs of $4,163 in the three and nine month periods ended September 30, 2023. These costs consisted of severance and benefit payments of $4,063 and contract termination costs of $100, all of which are expected to be paid in cash. The Company paid $149 of severance and benefit costs and $100 of contract termination costs during the three and nine month periods ended September 30, 2023. The remaining costs are expected to be paid primarily during the fourth quarter of 2023. The estimated costs that the Company expects to incur and the expected timing to complete the Reprioritization are subject to a number of assumptions, and actual results may differ. The Company may also incur other cash or non-cash charges not currently contemplated due to events that may occur as a result of, or in association with, the Reprioritization.

Other Expense (Income)

Other expense (income) primarily consists of interest costs associated with the financing agreements the Company put in place in April 2022, changes in fair value of derivative financial instruments, and interest income earned on cash and cash equivalents that were comprised primarily of money market funds. Interest expense may increase in the future if we meet additional milestones and draw down additional funds under the financing agreements.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements is set forth in Note 3 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

Product Revenue, Net

Product revenue, net in the three months ended September 30, 2023 and 2022 were $341 and $137, respectively. Product revenue is comprised of sales of IGALMITM, subsequent to commercial launch in July 2022. Sales to date reflect limited market access.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2023 and 2022, were $512 and $11, respectively. Cost of goods sold is primarily related to the costs to produce, package and deliver IGALMITM to customers, as well as costs related to excess or obsolete inventory. The increase in Cost of goods sold for the three months ended September 30, 2023 is primarily the result of the increase in the reserve for excess and obsolete inventory.

Research and Development Expense

Research and development expenses for the three months ended September 30, 2023 and 2022 were as follows:

	Three months ended
	September 30,
	2023	2022	Change	% Change

Personnel and related costs	$4,534	$4,516	$18	0%
Non-cash stock-based compensation	1,645	1,105	540	49%
Professional fees	3,341	2,820	521	18%
Clinical trials expense	7,858	10,731	(2,873)	(27)%
Chemical, manufacturing and controls cost	1,534	2,324	(790)	(34)%
Travel and other costs	707	566	141	25%
Total research and development expenses	$19,619	$22,062	$(2,443)	(11)%

The overall decrease of $2,443 for the three months ended September 30, 2023 relative to the same period in 2022 was primarily attributable to:

●	A decrease in clinical trials expense associated with the SERENITY III study to evaluate BXCL501 for at-home use for the acute treatment of agitation related to schizophrenia and bipolar disorders, as well as the TRANQUILITY II study of BXCL501 for the potential treatment of agitation in patients with Alzheimer’s disease.
●	Decreased chemical, manufacturing and controls (“CMC”) costs as a result of reduction in start-up costs for the production of IGALMITM in July 2022.
●	Increased professional fees due to increased research and discovery costs, pharmacology costs, and medical affairs costs.
●	Increased stock-based compensation costs due to award forfeitures in the prior year that did not recur in the current year period and increased equity awards outstanding in the current year period, partially offset by lower grant date fair values resulting from changes in the price for the Company’s common stock.

Following IGALMITM’s approval by the FDA, we capitalize costs related to commercial production of IGALMITM as inventory and expense those CMC costs related to clinical trials.

Selling, General and Administrative Expense

Selling, general and administrative expenses for the three months ended September 30, 2023 and 2022 were as follows:

	Three months ended
	September 30,
	2023	2022	Change	% Change

Personnel and related costs	$7,796	$5,418	$2,378	44%
Non-cash stock-based compensation	2,369	3,378	(1,009)	(30)%
Professional fees	9,186	3,201	5,985	187%
Commercial and marketing	2,989	2,738	251	9%
Insurance	396	599	(203)	(34)%
Travel and other costs	1,608	1,720	(112)	(7)%
Total selling, general and administrative expenses	$24,344	$17,054	$7,290	43%

The overall increase of $7,290 for the three months ended September 30, 2023, relative to the same period in 2022 was primarily attributable to:

●	An increase in personnel and related costs due to our efforts to expand our functional teams, particularly in sales, to support commercialization of IGALMITM in the U.S., prior to the Reprioritization.
●	Increased professional fees, primarily related to higher legal costs for the investigation of our TRANQUILITY II study, the write-off of previously deferred costs related to the initial public offering of OnkosXcel, and higher corporate operating support levels partially offset by reductions in consulting and recruiting fees.
●	Decreased stock-based compensation costs due to increased award forfeitures in 2023.

Restructuring Costs

Restructuring costs were $4,163 for the three months ended September 30, 2023. See “ Restructuring Costs” for a discussion of the Company’s Reprioritization and restructuring activities. There were no restructuring costs in the three months ended September 30, 2022.

Other Expense (Income)

Interest expense decreased to $3,252 for the third quarter of 2023 from $3,700 in the same period in 2022 primarily due to lower interest expense for the Revenue Interest Financing Agreement that the Company put in place in April 2022, resulting from a lower effective interest rate. The expense was partially offset by increased interest income earned on cash and cash equivalents that were held primarily in short-term money market funds. Other income, net is primarily associated with changes in the fair value of derivative financial instruments for the period, which relate to instruments associated with the OFA Facilities.

Comparison of the Nine Months Ended September 30, 2023 and 2022

Product Revenue, Net

Product revenue, net in the nine months ended September 30, 2023 and 2022 were $1,004 and $137 respectively. Product revenue is comprised of sales of IGALMITM. Sales to date reflect limited market access.

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2023 and 2022, were $546 and $11, respectively. Cost of goods sold is primarily related to the costs to produce, package and deliver IGALMITM to customers, as well as costs related to excess or obsolete inventory. The increase in Cost of goods sold for the nine months ended September 30, 2023 is primarily the result of the increase in the reserve for excess and obsolete inventory.

Research and Development Expense

Research and development expenses for the nine months ended September 30, 2023 and 2022 were as follows:

	Nine months ended
	September 30,
	2023	2022	Change	% Change

Personnel and related costs	$15,383	$13,722	$1,661	12%
Non-cash stock-based compensation	4,840	3,310	1,530	46%
Professional fees	12,606	10,161	2,445	24%
Clinical trials expense	31,578	22,973	8,605	37%
Chemical, manufacturing and controls cost	7,374	6,528	846	13%
Travel and other costs	2,611	2,086	525	25%
Total research and development expenses	$74,392	$58,780	$15,612	27%

The overall increase of $15,612 for the nine months ended September 30, 2023 relative to the same period in 2022 was primarily attributable to:

●	An increase in clinical trials expense due to the SERENITY III study evaluating BXCL501 for at-home use for the acute treatment of agitation related to schizophrenia and bipolar disorders, as well as the TRANQUILITY II study of BXCL501 for the potential treatment of agitation in patients with Alzheimer’s disease.
●	Increased professional fees due to increased pharmacology and research and discovery costs, which were partially offset by lower toxicology costs.
●	An increase in personnel and related costs related to our efforts to grow our clinical team as we expanded our clinical trials, particularly evaluating BXCL501 for treatment of agitation in patients with Alzheimer’s disease and at-home use for agitation associated with bipolar disorders and schizophrenia.
●	Increased CMC costs associated with producing materials for our clinical trials of BXCL501 for at-home use for the acute treatment of agitation related to schizophrenia and bipolar disorders and for the treatment of agitation associated with Alzheimer’s disease, and BXCL701 for the treatment of prostate and lung cancers.
●	Increased stock-based compensation costs due to increased equity award grants related to higher headcount.

Following IGALMITM’s approval by the FDA, we capitalize costs related to commercial production of IGALMITM as inventory and expense those CMC costs related to clinical trials.

Selling, General and Administrative Expense

Selling, general and administrative expenses for the nine months ended September 30, 2023 and 2022 were as follows:

	Nine months ended
	September 30,
	2023	2022	Change	% Change

Personnel and related costs	$25,816	$13,154	$12,662	96%
Non-cash stock-based compensation	10,175	9,480	695	7%
Professional fees	17,998	11,111	6,887	62%
Commercial and marketing	12,166	8,940	3,226	36%
Insurance	1,347	1,771	(424)	(24)%
Travel and other costs	6,308	3,641	2,667	73%
Total selling, general and administrative expenses	$73,810	$48,097	$25,713	53%

The overall increase of $25,713 for the nine months ended September 30, 2023, relative to the same period in 2022 was primarily attributable to:

●	An increase in personnel and related costs due to our efforts to expand our functional teams, particularly in sales, to support commercialization of IGALMITM in the U.S., prior to the Reprioritization.
●	Increased professional fees, primarily related to higher legal costs for the investigation of our TRANQUILITY II study, the write-off of previously deferred costs related to the initial public offering of OnkosXcel, and higher corporate operating support levels, primarily offset by reductions in consulting and recruiting fees.
●	Higher commercial and marketing expense associated with media, marketing and data and business analytics costs associated with commercialization of IGALMITM.
●	An increase in travel and other costs following the commercial launch of IGALMITM. In addition, we experienced higher technology costs related to the addition of personnel and expansion of our operations.
●	Increased stock-based compensation costs due to increased equity award grants related to higher headcount, partially offset by award forfeitures.

Restructuring Costs

Restructuring costs were $4,163 for the nine months ended September 30, 2023. See “Restructuring Costs” for a discussion of the Company’s Reprioritization and restructuring activities. There were no restructuring costs in the nine months ended September 30, 2022.

Other Expense (Income)

Interest expense increased to $9,879 for the first nine months of 2023 from $5,293 in the same period in 2022 primarily due to increased average outstanding borrowings under the OFA Facilities that the Company put in place in April 2022. The expense was partially offset by increased interest income earned on cash and cash equivalents that were held primarily in short-term money market funds. Other expense (income), net is primarily associated with changes in the fair value of derivative financial instruments for the period, which relate to instruments associated with the OFA Facilities.

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

Liquidity and Capital Resources

As of September 30, 2023, we had cash and cash equivalents of $89,961, working capital of $59,330 and stockholders’ deficit of $40,608. Net cash used in operating activities was $128,143 and $96,702 for the nine months ended September 20, 2023 and 2022, respectively. We incurred net losses of $50,486 and $41,805 for the three months ended September 30, 2023 and 2022, respectively and $156,797 and $110,949 for the nine months ended September 30, 2023 and 2022, respectively. We have generated limited revenues to date, and we have not yet achieved profitability. We expect that our research and development and selling, general and administrative expenses will decrease over the next year, however, we will need to generate significant product revenues to achieve profitability. Our history of significant losses, negative cash flows from operations, potential near-term, increased covenant-driven amortization payments under our OFA Facilities (as defined and described under Sources of Liquidity Below), the regulatory event of default triggers under the OFA Facilities, limited liquidity resources currently on hand, and dependence on our ability to obtain additional financing to fund our operations after the current resources are exhausted, about which there can be no certainty, have resulted in management’s assessment that there is substantial doubt about our ability to continue as a going concern for a period of at least 12 months from the issuance date of the financial statements included in this Quarterly Report on Form 10-Q.

This going concern analysis takes into consideration the potential mitigating effect of management’s Reprioritization plans. However, this analysis does not consider a possible restructuring of the OFA Facilities, which is currently under discussion. Based on our cash, and cash equivalents of $90 million as of September 30, 2023, management believes we will be able to fund our operating expenses and capital expenditures into mid-2024.

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

There are no assurances that we will be successful in obtaining an adequate level of financing as and when needed to finance our operations on terms acceptable to us or at all, particularly when there is market uncertainty or an economic downturn. If we are unable to secure adequate additional funding as and when needed on acceptable or commercially reasonable terms, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more product candidates. In addition, there are various macro-economic trends affecting the financing markets whose impact on our liquidity and future funding requirements are uncertain as of the filing date of this Quarterly Report on Form 10-Q. We will need substantial additional funding, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts. See “Risk Factors – Risks Related to Financial Position and Need for Additional Capital — We will need substantial additional funding, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.” in Part II. Item 1A. of this Quarterly Report on Form 10-Q.

Sources of Liquidity

We have primarily focused our efforts on raising capital and building the products in our pipeline, and, although we generate revenue from sales of IGALMITM, we do not expect to generate positive cash flows from operations in the near term. Since our inception, our operations have been financed primarily from proceeds from the sale of equity securities, including our initial public offering, private placements of our common stock, registered offerings of our common stock, an Open Market Sale Agreement (the “Sale Agreement”) with Jefferies LLC (“Jefferies”), and borrowings under strategic financing arrangements (as described below). We have not yet established an ongoing source of revenue sufficient to cover our operating costs and will need to do so in future periods.

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

The foregoing additional amounts were not eligible to be borrowed as of September 30, 2023 and, absent any amendment to or restructuring of the Credit Agreement, we do not expect them to be eligible to be borrowed in the next 12 months. See Note 17, Subsequent Events.

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

The foregoing additional amounts were not eligible to be borrowed as of September 30, 2023, and we do not anticipate that we will be able to satisfy the conditions necessary to draw these commitments under the OFA Facilities.

In connection with the Credit Agreement, we granted to the Lenders certain warrants to purchase up to 278 shares of our common stock, rights to purchase up to $5,000 of our common stock and warrants to purchase up to 175 individual ownership units (i.e., not in thousands) in OnkosXcel.

See Note 9, Debt and Credit Facilities in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information relating to the Credit Agreement and RIFA, including applicable interest rates, anticipated payment obligations and certain restrictive and financial covenants thereunder.

If, as of a Revenue Covenant Measurement Testing Date (as defined in Note 9, Debt and Credit Facilities), the Company’s revenue for the applicable Revenue Covenant Measurement Period (as defined in Note 9, Debt and Credit Facilities) is less than the minimum revenue amount specified for the applicable period then required under the Revenue Covenant, (as defined in Note 9, Debt and Credit Facilities) the Company would have a right to cure such shortfall for a total of three fiscal periods by making a revenue cure payment (which would be treated as prepayments of the loans subject to a prepayment fee) to the Lenders in an amount equal to the difference between such minimum required revenue amount and the Company’s actual revenues for such Revenue Covenant Measurement Period, such payment to not be less than $1,000. If paid, the Company will be deemed to have complied with the Revenue Covenant as of such Revenue Covenant Measurement Testing Date. Any such payment will be applied to the prepayment of the loans under the Credit Agreement. For the Revenue Covenant Measurement Testing Dates ending December 31, 2023, March 31, 2024, June 30, 2024 and September 30, 2024, shortfalls under the Revenue Covenant, as described above, could result in a revenue cure payment of up to $7,316, $10,636, $14,313 and, $22,406 respectively, plus aggregate prepayment fees of up to $1,900. The Company is only permitted to make cure payments for shortfalls under the Revenue Covenant up to three times during the term of the Credit Agreement. Subsequent to such three opportunities to cure a breach of the Revenue Covenant, which could be fully utilized as early as the payment due for the quarter ended June 30, 2024, the Company would default on the Credit Agreement if it is unable to satisfy the Revenue Covenant for any subsequent fiscal quarter.

Based on current revenue projections, the Company expects that it will be required to make cure payments in 2024 for failure to comply with the Revenue Covenant in 2023 and 2024. Such payments could be up to an aggregate of approximately $33,556 for the first three cure periods following the date of this Quarterly Report on Form 10-Q. Subsequent to the three cure periods, the Company would default on the Credit Agreement and Guaranty if it is unable to satisfy the Revenue Covenant. Given the anticipated and/or potential payment obligations that may become due within the next 12 months under the Credit Agreement, we are in active discussions with lenders to potentially restructure our financing arrangements and/or waive the Revenue Covenant.

On November 13, 2023, we, the Lenders and OFA entered into a Waiver and First Amendment to Credit Agreement and Guaranty (the “First Amendment”) that provides for (i) a waiver and a modification to the covenant in the Credit Agreement regarding investments in OnkosXcel and (ii) an agreement with the parties to further revise key financial terms between us, OFA and the Lenders in a manner intended to enhance our operational and financial flexibility. Pursuant to the First Amendment, we will be permitted to invest up to a maximum of $30,000 at any time outstanding in OnkosXcel, increased from the $25,000 at any time outstanding. The First Amendment waived any defaults or events of default arising under the Credit Agreement due to a breach prior to the date of the First Amendment of the OnkosXcel investment covenant, or a breach of our obligation to notify OFA of such default, including our having invested an amount in excess of what was previously permitted under the OnkosXcel investment covenant. In connection with the First Amendment, we will pay to the Lenders a fee of $180 (representing 0.25% of the loans outstanding under the Credit Agreement on the date of the First Amendment) and agreed to pay to the Lenders an exit fee equal to 0.25% of the loans under the Credit Agreement repaid upon maturity or prepayment of the loans.

In addition, pursuant to the First Amendment, we, OFA and the Lenders agreed to enter into an additional amendment (the “Subsequent Amendment”) to the Credit Agreement on or before December 1, 2023 (or such later date as determined in the sole discretion of OFA), on terms set forth in a term sheet attached to the First Amendment that will:

●	defer the effectiveness of the Credit Agreement’s Revenue Covenant to the fourth quarter of 2024, and reduce the required minimum revenue levels;
●	replace the Credit Agreement’s existing “Tranche B” term loan with a new $20,000 tranche available upon satisfaction of the following conditions on or before December 31, 2024: (i) us raising an aggregate of at least $40,000 after the date of the First Amendment from (a) equity proceeds or (b) a bona fide contract with a governmental authority to use BXCL501 for opioid withdrawal, (ii) initiation of a new clinical trial in the TRANQUILITY program based on our meeting with the FDA held on October 11, 2023, and (iii) the total pro forma indebtedness outstanding under the Credit Agreement as a percentage of our trailing 30-day market capitalization being less than 30%;

●	replace the Credit Agreement’s existing “Tranche C” term loan with a new $30,000 tranche available upon satisfaction of the following conditions on or before December 31, 2025: (i) either (a) receipt of approval from the FDA of an sNDA in respect of the use of BXCL 501 for the acute treatment of agitation associated with dementia or (b) the receipt of approval from the FDA of an sNDA in respect of the use of BXCL 501 for (x) the acute treatment of agitation associated with schizophrenia in adults and (y) the acute treatment of agitation associated with bipolar I or II disorder in adults, in each case, in the community/at home setting without the requirement for administration under the supervision of a healthcare provider, and (ii) the total pro forma indebtedness outstanding under the Credit Agreement as a percentage of our trailing 30-day market capitalization being less than 30%;
●	add to the Credit Agreement a new $50,000 “Tranche D” term loan available upon satisfaction of the following conditions on or before December 31, 2025: (i) the conditions precedent to the borrowing of Tranche C (as described in the preceding bullet point) have been satisfied, and (ii) our total net revenue attributable to sales of BXCL501 (for the avoidance of doubt, including any revenues attributable to use of BXCL 501 for opioid withdrawal) for the trailing twelve consecutive month period exceeding a specified amount;
●	terminate the RIFA and convert the financing previously provided to us under the RIFA to loans under the Credit Agreement;
●	modify the interest rate of the loans provided under the Credit Agreement to be a floating rate equal to the secured overnight financing rate (“SOFR”) (subject to a SOFR floor of 2.5% and a cap of 5.5%) plus 7.5%; and
●	provide for warrants to be issued to the Lenders to purchase 69,630 shares of our common stock, and for the strike price of all warrants issued to the Lenders under the Credit Agreement to be reset at a price per share equal to the trailing 30-day volume weighted average price per share of our common stock as of the date of the Subsequent Amendment.

Among other things, the terms of the Subsequent Amendment are expected to reduce our short-term cash outflows that would otherwise be required to cure potential breaches of the Credit Agreement’s revenue covenant, and increase our potential to access additional tranches of capital under the Credit Agreement. There is no guarantee that we will be able to enter into the Subsequent Amendment by December 1, 2023 (or such later date as determined in the sole discretion of OFA) as required by the First Amendment, and failure to do so would result in an event of default under the Credit Agreement. If we are not able to enter into the Subsequent Amendment by December 1, 2023 (or such later date as determined in the sole discretion of OFA) and the Lenders accelerated our repayment obligations following the Event of Default, our cash and cash equivalents (based on current amounts) would likely be insufficient to repay our outstanding indebtedness under the Credit Agreement.

In May 2021, we entered into the Sale Agreement with Jefferies pursuant to which we can offer and sell shares of our common stock, having an aggregate offering price of up to $100,000, from time to time, through an “at the market offering” program under which Jefferies will act as sale agent. The Company sold 756 shares under the Sale Agreement with Jefferies in the first half of 2023 for net proceeds of $23,918, net of issuance costs of $739. On November 2, 2023, we entered into an amendment to the Sale Agreement with Jefferies, pursuant to which we can offer and sell shares of our common stock, having an aggregate offering price of up to $150,000, from time to time, through an “at the market offering” program under which Jefferies will act as sale agent.

Cash Flows

	Nine months ended September 30,
	2023	2022
Cash (used in) provided by:
Operating activities	$(128,143)	$(96,702)
Investing activities	$(20)	$(139)
Financing activities	$24,399	$96,187

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2023 was $128,143 and was primarily attributable to our net loss of $156,797, which is due to our being in the early stages of commercial launch of IGALMITM and our continued product development efforts, in part offset by $15,015 of non-cash stock-based compensation, a $9,098 increase in accounts payable, accrued expenses due to related parties, and other current liabilities, a $1,724 decrease in prepaid expenses, other current assets and other assets, and a $1,153 increase in accrued interest.

Net cash used in operating activities for the nine months ended September 30, 2022 was $96,702, which was primarily attributable to our net loss of $110,949, a $1,408 increase in inventory, a $4,934 increase in prepaid expenses, other current assets and other assets, partially offset by $12,790 in non-cash stock-based compensation, as well as a $3,795 increase in accounts payable, accrued expenses and other current liabilities and a $2,896 increase in accrued interest.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2023 and 2022 was $20 and $139, respectively, and was primarily attributable to purchases of equipment and leasehold improvements.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2023, was $24,399 and was primarily attributable to net proceeds received from the sale of common stock under the Sale Agreement with Jefferies of $23,918 and the exercise of stock options.

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

In addition, see Note 9, Debt and Credit Facilities in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information relating to anticipated and potential payments in the next 12 months under the Credit Agreement and RIFA.

We believe that our existing cash and cash equivalents as of September 30, 2023, will not be sufficient to enable us to fund operating expenses and capital expenditure requirements for at least the next 12 months from the date of the issuance of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, including funding our ongoing research and development and commercialization efforts. We expect that we will need to obtain substantial additional funding to fund our ongoing operations. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interests of our existing stockholders may be materially diluted, and the terms of these securities could include liquidation or other preferences that could adversely affect the rights of our existing stockholders. In addition, debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends, which could adversely impact our ability to conduct our business. If we are unable to raise capital when needed or on attractive terms, we could be forced to significantly delay, scale back or discontinue the development or commercialization of our product candidates, seek collaborators at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available, and relinquish or license, potentially on unfavorable terms, our rights to our product candidates that we otherwise would seek to develop or commercialize ourselves.

Contractual Obligations and Commitments

In April 2022, the Company signed a commercial supply agreement that requires minimum annual payments for the first three years of the agreement that in aggregate total $10,000 for the three-year period. The minimum commitment for 2023 and 2024 is $3,000 and $5,000, respectively.

In February 2022, we signed a distribution agreement with a third-party to distribute product related to BXCL501 in the U.S. The distributor will be paid defined fees for its services under the agreement, which can be terminated by either party for cause. The distribution agreement can also be terminated by us without cause, subject to payment of agreed upon termination fees.

BTI leases office space for its corporate headquarters at 555 Long Wharf Drive, New Haven, Connecticut (the “HQ Lease”). The HQ Lease expires in February 2026. The Company has an option to renew the HQ Lease for one additional five-year term. Payments under the HQ Lease are fixed. The Company has approximately $930 of payments remaining under the HQ Lease. For additional details, see Note 13, Leases in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information relating to the Company’s leases.

In addition, we are obligated to make quarterly interest and royalty payments under our Credit Agreement and RIFA, respectively, as well as potential Revenue Covenant cure payments under the Credit Agreement. For additional details, see Note 9, Debt and Credit Facilities in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information relating to the Company’s debt payment obligations. See also “— Sources of Liquidity” for additional information regarding anticipated amendments to the Company’s debt payment obligations.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. We have reviewed and determined that those critical accounting policies and estimates remain our critical accounting policies and estimates as of and for the nine months ended September 30, 2023. No material changes were made to our existing critical accounting policies and estimates during the period presented. Refer to Note 3, Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements elsewhere in this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Risk

As of September 30, 2023, we had $89,961 of cash and cash equivalents. Our cash and cash equivalents are primarily held in money market funds that hold U.S. government cash equivalent instruments. We do not participate in any foreign currency hedging activities and have limited exposure to other derivative financial instruments, primarily resulting from the terms and conditions of the OFA Facilities. We did not recognize any significant exchange rate losses during the nine months ended September 30, 2023 and 2022, respectively.

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

Interest Rate Risk

The loans under the Credit Agreement currently bear interest at a fixed annual rate of 10.25%, payable quarterly, and the RIFA is repaid based on a multiple of invested capital, actual revenues and a royalty rate. Consequently, we do not currently have material floating interest rate exposure due to our indebtedness.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to litigation and claims arising in the ordinary course of business, which could have a material adverse effect on our business, operating results, cash flows or financial condition. Please refer to Note 16, Commitments and Contingencies of our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding material legal proceedings.

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

Since our inception, we have incurred significant operating losses. Our net loss was $156.8 million and $110.9 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had stockholders’ deficit of approximately $40.6 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We have only one product candidate approved for marketing in the U.S., none in any other jurisdiction, and may never receive approval beyond the one product approved to date. It could be several years, if ever, before we have a commercialized product that generates significant revenues through sales of IGALMITM or our product candidates, if approved. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses may increase in the long term as we:

• evaluate the development of our product candidates;

•	conduct preclinical studies and clinical trials for our current product candidates and any future product candidates that we may pursue;

•continue to develop, maintain, expand and protect our intellectual property portfolio;

•	pursue regulatory approvals for our current and future product candidates that successfully complete clinical trials;
•	develop an appropriate sales, marketing, and distribution infrastructure to commercialize IGALMITM and any other product candidates for which we may obtain marketing approval;

•potentially hire additional clinical, commercial, regulatory, scientific and finance personnel; and

•incur additional legal, accounting and other expenses in operating as a public company.

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

Although we have obtained U.S. Food and Drug Administration (“FDA”) approval for IGALMITM, because of the numerous risks and uncertainties associated with product development, we are unable to accurately predict the timing or amount of expenses or when, or if, we will obtain marketing approval to commercialize any additional product candidates. If we are required by the FDA, or other regulatory authorities such as the European Medicines Agency (“EMA”) to perform studies and trials in addition to those currently expected, or if there are any delays in the development, or in the completion of any planned or future preclinical studies or clinical trials of our current or future product candidates, our expenses could increase and profitability could be further delayed. For example, recent developments with respect to our TRANQUILITY II trial evaluating BXCL501 in patients with probable Alzheimer’s disease may increase the likelihood that we experience such costs or delays, as discussed in the risk factor below entitled: “Developments relating to our TRANQUILITY II Phase 3 trial may impact the timing of our development plans for, and prospects for seeking or obtaining regulatory approval of, BXCL501 for the acute treatment of agitation (non-daily) associated with dementia in patients with probable Alzheimer’s disease.”

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

In August 2023, we announced a broad-based strategic reprioritization (the “Reprioritization”). We have determined to take actions to reduce certain operational and workforce expenses that are no longer deemed core to our ongoing operations in order to extend our cash runway and drive innovation and growth in high potential clinical development and value creating opportunities. These actions have included and will continue to include a shift in commercial strategy for IGALMITM in the institutional setting, a reduction of in-hospital commercialization expenses, a suspension of programs no longer determined to be core to ongoing operations, and a prioritization on at-home treatment setting opportunities for BXCL501. As part of this strategy, our Board of Directors approved a reduction of approximately 60% of the Company’s current workforce.

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

In addition, we may not realize the benefits of or there may be unanticipated costs associated with our Reprioritization. As a result of the Reprioritization, including our strategic refocus, we may not generate material revenues from IGALMITM in the near term because our commercial force will be significantly reduced. If we are unable to commercialize IGALMITM in a different setting or unable to develop, receive marketing approval for and successfully commercialize BXCL501, BXCL701 and any of our other product candidates on our own or with any future collaborator, or experience delays because of any of these factors or otherwise, our business could be materially and substantially harmed.

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

We may be required to expend significant funds to continue to commercialize IGALMITM in the U.S. and advance the development of BXCL501, BXCL701, BXCL502 and our other product candidates. In addition, while we may seek one or more collaborators for future development of our current product candidates or any future product candidates that we may develop for one or more indications, we may not be able to enter into a collaboration for any of our product candidates for such indications on suitable terms, on a timely basis or at all. In any event, our existing cash will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of our product candidates or our other preclinical programs. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. We may also seek third-party investments in or other strategic options for our subsidiary, OnkosXcel. Further financing may not be available to us on acceptable terms, or at all. In addition, we are reliant on the financial institutions with which we hold our cash and cash equivalents. If such institutions were to close, we may not be able to recover all of our cash or cash equivalents held at such institutions. Moreover, market volatility resulting from COVID-19, credit crises, adverse macroeconomic conditions, such as high interest or inflation rates, or other factors could also adversely impact our ability to access capital as and when needed. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

Management believes that, after giving effect to the Reprioritization, the Company’s cash, cash equivalents and marketable securities of $90 million as of September 30, 2023 will allow the Company to fund its operations and meet its liquidity requirements into mid-2024. However, the expected cost benefit of the Reprioritization cannot be assured, and there can be no assurance that we will be able to extend our cash runway by restructuring or amending the terms of our OFA Facilities (as defined below) or otherwise. Furthermore, our estimate as to how long we expect our existing cash to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

As of September 30, 2023, we had aggregate principal indebtedness of $102 million outstanding under two financing agreements: a Credit Agreement and Guaranty (the “Credit Agreement”) by and among the Company, as the borrower, certain subsidiaries of the Company from time to time party thereto as subsidiary guarantors, the lenders party thereto (the “Lenders”), and Oaktree Fund Administration LLC (“OFA”) as administrative agent, and a Revenue Interest Financing Agreement (the “RIFA”; and together with the Credit Agreement, the “OFA Facilities ”) by and among the Company, the purchasers party thereto (the “Purchasers”) and OFA as administrative agent. Approximately $72 million of the indebtedness relates to the Credit Agreement, pursuant to which the Lenders have agreed to loan us up to an additional $65.0 million in senior secured term loans under satisfaction of certain conditions, and $30.0 million relates to the RIFA, pursuant to which the Purchasers agreed to fund an additional $90.0 million upon satisfaction of certain conditions. The RIFA requires us to make tiered revenue interest payments on U.S. net sales of IGALMITM and any other future BXCL501 products equal to a royalty ranging from 0.375% to 7.750% of net sales of IGALMITM and any other future BXCL501 products in the U.S., as well as certain additional payments to the Purchasers from time to time, to ensure that the aggregate amount of payments received by the Purchasers under the RIFA are at least equal to certain agreed upon minimum levels as of certain specified dates, subject to terms and conditions set forth in the RIFA.

Based on current revenue projections, we expect that we will be required to make cure payments in 2024 for shortfalls under the Revenue Covenant (as defined in Note 9, Debt and Credit Facilities) in 2023 and 2024. Such payments could be up to an aggregate of approximately $33,556 for the first three cure periods following the date of this Quarterly Report on Form 10-Q (which payment dates will take place on April 14, 2024, May 30, 2024, and August 29, 2024). We are only permitted to make cure payments for shortfalls under the Revenue Covenant up to three times during the term of the Credit Agreement. Subsequent to such three opportunities to cure a breach of the Revenue Covenant, which could be fully utilized as early as the payment due for the quarter ended September 30, 2024, the Company would default on the Credit Agreement and Guaranty if it is unable to satisfy the Revenue Covenant for any subsequent fiscal quarter. Given the anticipated and/or potential payment obligations that may become due within the next 12 months under the Credit Agreement, we are in active discussions with lenders to potentially restructure our financing arrangements and/or waive the Revenue Covenant.

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

In addition, historically we have relied on debt and equity financings as our primary sources of liquidity. If our future cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay expenditures, sell assets, seek additional capital or seek to restructure or refinance our indebtedness. Any refinancing or restructuring of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such cash flows and resources, we could face substantial liquidity problems and might be required to sell material assets or operations to attempt to meet our debt service obligations.

Restrictive covenants in the Credit Agreement and RIFA each place limits on our ability to conduct our business. The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions, subject to certain exceptions, including specific exceptions with respect to product commercialization and development activities. We must also comply with certain covenants under the Credit Agreement, including a financial covenant that requires we maintain a minimum cash liquidity amount of $15 million (or higher upon certain events) and, as discussed above, minimum revenue thresholds beginning with the fourth quarter of 2023. In addition, certain events, including receipt of a warning letter from the FDA, may constitute an event of default. The RIFA contains customary representations and warranties and certain restrictions on our ability to incur indebtedness and grant liens on intellectual property related to BXCL501. In addition, the RIFA provides that if certain events occur, including certain bankruptcy events, failure to make payments, a change of control, an out-license or sale of all of the rights in and to BXCL501 in the U.S., in each case except a permitted licensing transaction (as defined in the RIFA) and, subject to applicable cure periods, material breach of the covenants in the RIFA, OFA, at the direction of the Purchasers, may require us to repurchase certain of the Purchasers’ interests. Under the RIFA, we are required to use commercially reasonable efforts to develop and commercialize BXCL501 in the United States. To the extent as a result of the Reprioritization or otherwise, we fail to use such commercially reasonable efforts, a breach of the RIFA could occur, which could also trigger an event of default under the Credit Agreement.

The Credit Agreement also contains certain regulatory-related events of default, which do not have cure periods, and could be triggered in connection with potential developments relating to the investigation in connection with our TRANQUILITY II Phase 3 Trial. See risk factor below entitled “Developments relating to our TRANQUILITY II Phase 3 trial may impact the timing of our development plans for, and prospects for seeking or obtaining regulatory approval of, BXCL501 for the acute treatment of agitation (non-daily) associated with dementia in patients with probable Alzheimer’s disease.”

Although the Company has entered into the First Amendment, which provides for terms that would modify the foregoing, there is no guarantee that the Company will be able to enter into the Subsequent Amendment by December 1, 2023 as required by the First Amendment, and failure to do so would result in an event of default under the Credit Agreement. If we are not able to enter into the Subsequent Amendment by this deadline (or such later date as determined in the sole discretion of OFA) and the Lenders accelerated our repayment obligations following the Event of Default, our cash and cash equivalents (based on current amounts) would likely be insufficient to repay our outstanding indebtedness under the Credit Agreement.

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

As of September 30, 2023, we had $90 million in cash and cash equivalents. Based on our existing cash, cash equivalents and availability under our funding facilities, we do not believe we have sufficient cash on hand to support current operations and service our debt obligations for at least one year from the date of issuance of the unaudited condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q. This condition raises substantial doubt about our ability to continue as a going concern for at least one year from the date that our financial statements for the quarter ended September 30, 2023 are issued. In order to mitigate the current and potential future liquidity issues, we have undertaken a Reprioritization and may, among other things, seek to raise capital through the issuance of common stock, or by restructuring, refinancing, and/or amending the terms of the Credit Agreement and RIFA (including with respect to regulatory related events of default that do not contain a cure period) or pursue other strategic alternatives. However, such transactions may not be successful and we may not be able to raise additional equity, restructure, refinance or amend the terms of the Credit Agreement and RIFA on acceptable terms, or at all. As such, there can be no assurance that we will be able to continue as a going concern and we may be forced to delay, reduce or discontinue our product development programs or commercialization efforts in order to preserve cash.

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

Developments relating to our TRANQUILITY II Phase 3 trial may impact the timing of our development plans for, and prospects for seeking or obtaining regulatory approval of, BXCL501 for the acute treatment of agitation (non-daily) associated with dementia in patients with probable Alzheimer’s disease.

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

As noted above, we are currently in the process of conducting an investigation into certain data integrity issues related to the TRANQUILITY II Phase 3 clinical trial. Our ongoing investigation is focused on uncovering any new findings regarding the integrity of the trial data from this principal investigator’s site, the accuracy of safety or efficacy findings, or the usability of the data in connection with a marketing application. Based on our investigation to date, we believe that there have been no further instances of misconduct or fraud or other findings that we believe adversely impact the data integrity or reliability of the eligibility, safety, and efficacy data generated at the clinical trial site in question, however this belief is subject to change as the investigation is not yet completed.

Moreover, the timing of our planned marketing application and prospects for regulatory approval of BXCL501 for the acute treatment of agitation (non-daily) associated with dementia in patients with probable Alzheimer’s disease in the at-home and care facilities may be adversely impacted by these developments. Based on the results of our investigation, we do not believe that data from the TRANQUILITY II trial have been affected or compromised by the principal investigator’s actions or other deficiencies at the trial site. However, the FDA may not accept or agree with our conclusions or analyses or may interpret or weigh their importance differently. Further, if we or the FDA determine that there are issues with data integrity and/or compliance with good clinical practice (“GCP”) requirements at the trial site, we may be unable to use some or all of the subject data generated at this clinical site to support a marketing application. Any issues identified at this trial site may also be identified at other trial sites. If all of data from this clinical trial site were discarded, the TRANQUILITY II trial would no longer be adequately powered for statistical significance or would not be considered adequately well-controlled by the FDA, and in either case, we would need to conduct a new comparable clinical trial before we are able to seek any approval of BXCL501 for use in patients with acute agitation (non-daily) due to dementia in probable Alzheimer’s disease. If a substantial portion of the data were discarded, similar outcomes may also occur. In addition, we plan to conduct an at-home study in this patient population to additionally support any potential sNDA for this proposed indication. The long-term safety requirements for submission will also be discussed with the FDA based on the frequency of agitation observed in this study. Conducting a new clinical trial could take significant time, and there are no assurances we could raise the capital or have the liquidity to conduct such trial. A new Phase 3 trial may have different safety or efficacy results from the topline data the Company previously announced for the TRANQUILITY II clinical trial. Further, any government investigation, disqualification, or debarment of, or proceeding or action against the principal investigator, or any government investigation, proceeding or action against us, could further delay development and approval of BXCL501 for this indication, and otherwise have a material adverse effect on us, our financial condition (including triggering a potential event of default under our Credit Agreement), results of operations and prospects.

We have limited clinical data supporting potential safety or efficacy of BXCL501 for use in the at-home setting.

In August 2023, we announced our intention to pursue strategic reprioritization of our commercialization and development efforts. These actions include, among other things, a shift in focus to primarily develop BXCL501 for use expanded settings, including the at-home and care facilities, for the acute treatment of agitation in patients with dementia due to probable Alzheimer’s disease and the acute treatment of agitation in schizophrenia and bipolar patients in the at-home setting. Although we have conducted several clinical trials that evaluated BXCL501 in the institutional setting, we have limited data supporting BXCL501’s potential use in the at-home setting. In particular, we have not conducted a clinical trial evaluating the at-home use of BXCL501 in Alzheimer’s patients, and we have only completed Part 1 of our SERENITY III trial which evaluated the safety and efficacy of a 60 mcg dose of BXCL501 in patients with agitation associated with bipolar disorders or schizophrenia in an in-patient setting. Moreover, although we were encouraged by the topline results from Part 1 of SERENITY III we announced on May 25, 2023, the trial did not meet its primary efficacy endpoint of showing statistically significant separation from placebo on the mean change in total PEC score at 2 hours. Part 2 of the SERENITY III trial the study is primarily intended to evaluate the safety of BXCL501 over 12 weeks when used as-needed for episodes of agitation associated with schizophrenia and bipolar in the home setting. Specifically, the primary objective of Part 2 is to describe the incidence of treatment-emergent adverse events, and not to evaluate efficacy. We held a Type C meeting on November 8, 2023 with the FDA to discuss changes to Part 2 of our SERENITY III study. We proposed the evaluation of an 80mcg dose based on previous clinical experience with this dose during our Phase 1b trial in schizophrenia patients with agitation, and pharmacokinetic and pharmacodynamic modeling suggesting that use of an 80 mcg dose of BXCL501 could provide an optimal balance between safety and efficacy for at-home use. Based on feedback from the FDA during the meeting, we intend to evaluate safety in the at-home setting of an 120 mcg dose. The 120 mcg dose has already demonstrated efficacy based on the approved conditions of use for IGALMI (when administered under the supervision of a healthcare provider). We expect to disclose next steps for this development program after the final minutes of the meeting are received from the FDA. Even if the protocol is amended to change the current dosing regimen in SERENITY III Part 2, and even if the study produces favorable data, such data may not be sufficient for approval without additional clinical studies.

Although we plan to seek feedback from the FDA regarding the potential of our ongoing or completed clinical trials to support submission of one or more sNDAs, it is possible that the FDA may not consider our available data adequate to support such submissions. See “Developments relating to our TRANQUILITY II Phase 3 trial may impact the timing of our development plans for, and prospects for seeking or obtaining regulatory approval of, BXCL501 for the acute treatment of agitation (non-daily) associated with dementia in patients with probable Alzheimer’s disease.” For example, on October 11, 2023, we received feedback from the FDA that TRANQUILITY I and TRANQUILITY II alone are not sufficient to support an sNDA submission for the use of BXCL501 to treat acute agitation (non-daily) in patients dementia due to probable Alzheimer’s disease in either the at-home or care facilities, and the FDA indicated that we will be required to conduct a further clinical trial evaluating BXCL501 in the at-home setting before we are able to submit an sNDA seeking approval of BXCL501 for use in such populations. The long-term safety requirements for submission will also be discussed with the FDA based on the frequency of agitation observed in this study. Requirements to conduct additional clinical trials evaluating BXCL501 in support of our planned sNDAs seeking approvals for BXCL501 for our targeted patient populations in at-home and/or care facilities would increase our costs, and could have a material adverse effect on our prospects and results of operations.

In the near term, we are dependent on the success of IGALMITM, and four of our product candidates, BXCL501, BXCL502, BXCL701 and BXCL702. If we are unable to complete the clinical development of or obtain marketing approval for our product candidates or successfully commercialize IGALMITM and our other product candidates, either alone or with a collaborator, or if we experience significant delays in doing so, our business could be substantially harmed.

We currently have only one product that has received regulatory approval and may never be able to develop additional marketable product candidates. We are continuing to invest a significant portion of our efforts and financial resources in the commercialization of IGALMITM and development of BXCL501, BXCL502, BXCL701 and BXCL702, as well as our other product candidates. In connection with the Reprioritization, we have significantly reduced the resources devoted to commercialization of IGALMITM and it is possible that will have adverse consequences on the revenue that we are able to generate from IGALMITM in the near term. Our prospects are substantially dependent on our ability, or that of any future collaborator, to develop, obtain marketing approval for and successfully commercialize product candidates in one or more additional disease indications.

The success of IGALMITM, and of BXCL501, BXCL701, BXCL502 and our other product candidates will depend on several factors, including the following:

●	acceptance of an investigational new drug application (“IND”) by the FDA or acceptance of comparable applications by foreign regulatory authorities allowing us to conduct clinical trials of our product candidates in the U.S. or in foreign jurisdictions;
●	initiation, progress, timing, costs and results of clinical trials of our product candidates and potential product candidates, including any delays caused by the developments relating to the TRANQUILITY II clinical trial, and any additional trials we may need to conduct prior to seeking approvals for BXCL501 in at-home and/or care facilities;
●	demonstration of safety and efficacy of our product candidates to the satisfaction of the FDA, or any comparable foreign regulatory authority, and sufficient for marketing approval;
●	the timing and performance of our current and future collaborators;
●	the nature of any required post-marketing clinical trials or other commitments to applicable regulatory authorities;
●	establishment of supply arrangements with third-party raw materials suppliers and manufacturers;
●	establishment of arrangements with third-party manufacturers to obtain finished drug product that is appropriately packaged for sale;
●	adequate ongoing availability of raw materials and drug product for clinical development and any commercial sales;

●	obtaining and maintaining patent, trade secret protection and regulatory exclusivity, both in the U.S. and internationally;
●	protection of our rights in our intellectual property portfolio;
●	successful launch of commercial sales following any marketing approval;
●	a continued acceptable safety profile following any marketing approval;
●	commercial acceptance by patients, the medical community and third-party payors; and
●	our ability to compete with other therapies.

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

From time to time, we may publicly disclose top-line or preliminary data from our clinical trials, which is based on a preliminary analysis of then-available data. The results and related findings and conclusions based on such preliminary data are subject to change, and have in the past changed, following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top-line or preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the top-line or preliminary data we previously published. For example, we are conducting an investigation into the data gathered during the TRANQUILITY II trial that could materially change the top-line results we reported on June 29, 2023, as described above in the risk factor entitled, “Developments relating to our TRANQUILITY II Phase 3 trial may impact the timing of our development plans for, and prospects for seeking or obtaining regulatory approval of, BXCL501 for the acute treatment of agitation (non-daily) associated with dementia in patients with probable Alzheimer’s disease.” As a result, top-line and preliminary data should be viewed with caution until the final data are available.

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

We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by the Data Safety Monitoring Board (“DSMB”) for such trial or by the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Furthermore, we rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials and, while we have agreements governing their committed activities, we have limited influence over their actual performance, which increases the risk that such CROs or trial sites may fail to perform in accordance with regulatory requirements, clinical trial protocols or with the agreements governing their services to us. For example, investigator misconduct affecting our TRANQUILITY II trial, which evaluated BXCL501 in patients with probable Alzheimer’s disease, may have a material adverse impact on our development program for BXCL501 in these patients, as described more fully in the risk factor above entitled: “Developments relating to our TRANQUILITY II Phase 3 trial may impact the timing of our development plans for, and prospects for seeking or obtaining regulatory approval of, BXCL501 for the acute treatment of agitation (non-daily) associated with dementia in patients with probable Alzheimer’s disease.”

Further, conducting clinical trials in foreign countries, as we may do for our current and future product candidates, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol due to differences in health care services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries. For example, current geopolitical conflicts in Eastern Europe and the Middle East may adversely impact our ability to conduct trials in those regions and elsewhere.

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

In addition to regulations in the U.S., should we or our collaborators pursue marketing approvals for IGALMITM, and for BXCL501, BXCL502, BXCL701, BXCL702 and our other product candidates internationally, we and our collaborators will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products. Whether or not we, or our collaborators, obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country.

We expect to pursue marketing approvals for IGALMITM, and may pursue marketing approvals for BXCL501, BXCL502, BXCL701, BXCL702 and our other product candidates in Europe and other jurisdictions outside the U.S. with collaborative partners. The time and process required to obtain regulatory approvals and reimbursement in Europe and other jurisdictions may be different from those in the U.S. Also, regulatory approval in one jurisdiction does not ensure approvals in any other jurisdiction; however, negative regulatory decisions in any jurisdiction may have a negative impact on the regulatory process in other jurisdictions.

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

Our inability to retain sufficient clinical trial liability insurance at an acceptable cost to protect against potential liability claims could prevent or inhibit our ability to conduct clinical trials for product candidates we develop. We may be unable to obtain appropriate levels of such insurance. Even if we do secure clinical trial liability insurance for our programs, we may not be able to achieve sufficient levels of such insurance. Any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that exceeds the limits of our insurance coverage. We have supplemented our clinical trial coverage with product liability coverage in connection with the commercial launch of IGALMITM and expect that we would similarly supplement our coverage for any of our other product candidates that may receive regulatory approval, but we may be unable to obtain such increased coverage on acceptable terms or at all. If we are found liable in a clinical trial lawsuit or a product liability lawsuit in the future, we will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

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

Our results of operations could be materially harmed if we are unable to accurately forecast customer demand for IGALMITM and manage our inventory. To ensure adequate inventory supply, we must forecast inventory needs and place orders with our suppliers based on our estimates of future demand for IGALMITM. Our ability to accurately forecast demand for IGALMITM could be negatively affected by many factors, including our failure to accurately manage our expansion strategy, product introductions by competitors, an increase or decrease in customer demand for IGALMITM or for products of our competitors, our failure to accurately forecast customer acceptance of new products, unanticipated changes in general market conditions or regulatory matters, and weakening of economic conditions or consumer confidence in future economic conditions. Inventory levels in excess of customer demand may result in inventory write-downs or write-offs, which would cause our gross margin to be adversely affected and could impair the strength of our brand. Conversely, if we underestimate customer demand for IGALMITM, our third-party contract manufacturer may not be able to deliver products to meet our requirements, and this could result in damage to our reputation and customer relationships. In addition, if we experience a significant increase in demand, additional supplies of raw materials or additional manufacturing capacity may not be available when required on terms that are acceptable to us, or at all, or suppliers or our third-party manufacturers may not be able to allocate sufficient capacity in order to meet our increased requirements, which could have an adverse effect on our ability to meet customer demand for IGALMITM and our results of operations.

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

Even if we, or any future collaborators, obtain orphan drug designation for a product candidate, we, or they, may not be able to obtain or maintain orphan drug exclusivity for that product candidate. We may not be the first to obtain marketing approval of any product candidate for which we have obtained orphan drug designation for the orphan- designated indication due to the uncertainties associated with developing pharmaceutical products, and it is possible that another company also holding orphan drug designation for the same product candidate will receive marketing approval for the same disease or condition before we do. If that were to happen, our applications for that disease or condition may not be approved until the competing company’s period of exclusivity expires. In addition, exclusive marketing rights in the U.S. and abroad may be limited if we seek approval for an indication broader than the orphan-

designated disease or condition or may be lost if the FDA or foreign regulatory authorities later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we, or any future collaborators, obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active ingredients may be approved for the same disease or condition. Even after an orphan drug is approved, the FDA or foreign regulatory authorities can subsequently approve the same drug with the same active ingredient for the same condition if the FDA or foreign regulatory authorities conclude that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care or the manufacturer of the product with orphan exclusivity is unable to maintain sufficient product quantity. Orphan drug designation neither shortens the development or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process and does not prevent competitors from obtaining approval of the same product candidate as ours for indications other than those in which we have been granted orphan drug designation.

If we are unable to develop satisfactory sales and marketing capabilities, we may not succeed in commercializing IGALMITM or any product candidate for which we may obtain regulatory approval.

We have limited experience in marketing and selling drug products. We have not entered into arrangements for the sale and marketing of IGALMITM, BXCL501, BXCL502, BXCL701, BXCL702 or any other product candidate. Typically, pharmaceutical companies would employ groups of sales representatives and associated sales and marketing staff numbering in the hundreds to thousands of individuals to call on the large number of physicians and hospitals. Following our Reprioritization, we may need to rebuild a commercial sales and marketing team if we seek to modify our commercial strategy for IGALMITM or initiate commercial sales for any product candidate in the future, which will likely require significant cost. We may seek to collaborate with a third-party to market our drugs or may seek to market and sell our drugs by ourselves. If we seek to collaborate with a third-party, we cannot be sure that a collaborative agreement can be reached on terms acceptable to us. We may also need to hire additional personnel skilled in marketing and sales for our direct marketing and selling efforts. We cannot be sure that we will be able to acquire, or establish third-party relationships to provide, any or all of these marketing and sales capabilities. The maintenance and expansion of our direct sales force or establishment of a contract sales force, or a combination thereof, as applicable, to market our products is expensive and time-consuming and could delay any product launch. In addition, reputational harm from the Reprioritization may adversely impact our efforts to hire personnel skilled in marketing and sales. Further, we can give no assurances that we will be able to maintain a direct and/or contract sales force for any period of time or that our sales efforts will be sufficient to grow our revenues or that our sales efforts will ever lead to profits. A direct sales force has in the past and may in the future subject us to higher fixed costs than those of companies that market competing products through independent third parties, due to the costs that we bear associated with employee benefits, training, and managing sales personnel. As a result, we could be at a competitive disadvantage. Additionally, these fixed costs may slow our ability to reduce costs if needed, which could have a material adverse effect on our business, financial condition, and results of operations.

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

There can be no assurance that IGALMITM, or BXCL501, BXCL502, BXCL701, BXCL702 and our other product candidates or any other product candidate successfully developed by us, independently or with partners, if approved, will be accepted by physicians, hospitals and other health care facilities. IGALMITM competes, and BXCL501, BXCL502, BXCL701, BXCL702 and any future product candidates we develop will compete, with a number of products manufactured and marketed by major pharmaceutical and biotechnology companies. The degree of market acceptance of IGALMITM and any drugs we develop depends on a number of factors, including:

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

It is likely that federal and state legislatures within the U.S. and foreign governments will continue to consider changes to existing health care legislation. We cannot predict the reform initiatives that may be adopted in the future or whether initiatives that have been adopted will be repealed or modified. The continuing efforts of governments, insurance companies, managed care organizations and other payors of health care services to contain or reduce costs of health care may adversely affect the demand for IGALMITM and any other drug products for which we may obtain regulatory approval, our ability to set a price that we believe is fair for our products, our ability to obtain adequate coverage and reimbursement approval for a product, our ability to generate revenues and achieve or maintain profitability, and the level of taxes that we are required to pay.

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

We participate in the Medicaid Drug Rebate Program (“MDRP”) and other federal and state government pricing programs in the U.S., and we may participate in additional government pricing programs in the future. These programs generally require manufacturers to pay rebates or otherwise provide discounts to government payors in connection with drugs that are dispensed to beneficiaries of these programs. As a condition of having federal funds being made available for covered outpatient drugs under Medicaid and Medicare Part B, a manufacturer must enroll in the MDRP. Under this program, we must pay a rebate to state Medicaid programs for each unit of our covered outpatient drug dispensed to a Medicaid beneficiary and paid for by a state Medicaid program. Medicaid drug rebates are based on pricing data that we must report on a monthly and quarterly basis to CMS. For the MDRP, this data includes the average manufacturer price (“AMP”) for each drug and, in the case of an innovator product, like IGALMITM, the best price. If we become aware that our MDRP price reporting submission for a prior period was incorrect or has changed as a result of recalculation of the pricing data, we must resubmit the corrected data for up to three years after the data originally was due. Further, under the IRA, AMP figures we report will also be used to calculate a rebate on Medicare Part D utilization, triggered by price increases that outpace inflation. If we fail to provide information timely or are found to have knowingly submitted false information to the government, we may be subject to civil monetary penalties and other sanctions, including termination from the MDRP, which would result in payment not being available for our covered outpatient drugs under Medicaid or, if applicable, Medicare Part B. Failure to make necessary disclosures and/or to identify overpayments additionally could result in allegations against us under the Federal False Claims Act and other laws and regulations.

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

As of September 30, 2023, BioXcel LLC owned approximately 29% of the economic interest and voting power of our outstanding common stock and BioXcel LLC is controlled by BioXcel Holdings, Inc. Our Chief Executive Officer and member of our board of directors, Vimal Mehta, Ph.D., is the Chief Executive Officer, President, Treasurer and Secretary and a member of the board of managers of BioXcel LLC and Chief Executive Officer, President, Treasurer and Secretary and the sole member of the board of directors of BioXcel Holdings, Inc. See “The management of and beneficial ownership in BioXcel LLC by our executive officers and our directors may create, or may create the appearance of, conflicts of interest.” below. Even though BioXcel LLC controls less than a majority of the voting power of our outstanding common stock, it may influence the outcome of such corporate actions so long as it owns a significant portion of our common stock.

Approval of commercial terms between us and BioXcel LLC does not preclude the possibility of stockholder litigation, including but not limited to derivative litigation nominally against BioXcel LLC and against its directors and officers and also against us and our directors and officers.

The commercial terms of the Separation and Shared Services Agreement (as amended and/or restated and in effect as of the date hereof, the “Services Agreement”), and the Amended and Restated Asset Contribution Agreement (as amended and/or restated and in effect as of the date hereof, the “Contribution Agreement”), that we entered into with BioXcel LLC have not been negotiated by persons consisting solely of disinterested directors.

No assurance can be given that any equity or debt holder of BioXcel LLC or the Company will not claim in a lawsuit that such terms in fact are not in the best interests of BioXcel LLC or the Company and its applicable equity holders, that the directors and officers of BioXcel LLC or the Company breached their fiduciary duties in connection with such agreements and that any disclosures by the Company to its stockholders regarding these agreements and the relationship between BioXcel LLC and us did not satisfy applicable requirements. In any such instance, we and our directors and officers may also be named as defendants and we would have to defend ourselves and our directors and officers. While we would seek indemnification from BioXcel LLC under the terms of these agreements against any damages or other costs, which could be substantial, no such indemnification has yet been agreed to or may be agreed to and be in effect. Further, any such litigation would be time-consuming and would divert focus and resources from the development of our product candidates and our business, including but not limited to possibly delaying our clinical trials due to our management having to spend time and attention on such litigation.

We continue to depend on BioXcel LLC to provide us with certain services for our business.

We rely, in part, on BioXcel LLC and access to its EvolverAI, a research and development engine created and owned by BioXcel LLC, to identify, research and develop potential product candidates in neuroscience and immuno-oncology. We negotiated the Services Agreement with BioXcel LLC pursuant to which BioXcel LLC agreed to perform certain intellectual property prosecution and management and research and development activities for us utilizing its EvolverAI.

Under the Services Agreement, we have an option, exercisable until December 31, 2024, to enter into a separate collaborative services agreement with BioXcel LLC pursuant to which BioXcel LLC shall perform product identification and related services for us utilizing its EvolverAI. We agreed to pay BioXcel LLC $18,000 per month from March 13, 2023, to December 31, 2024 in exchange for this option. We agreed to negotiate any such collaborative services agreement in good faith and to incorporate reasonable market-based terms, including consideration for BioXcel LLC reflecting a low, single-digit royalty on net sales and reasonable development and commercialization milestone payments, provided that (i) development milestone payments shall not exceed $10 million in the aggregate and not be payable prior to proof of concept in humans and (ii) commercialization milestone payments shall be based on reaching annual net sales levels, be limited to 3% of the applicable net sales level, and not exceed $30 million in the aggregate.

In addition, at the time of our initial public offering (“IPO”), BioXcel LLC granted us (i) a first right to negotiate exclusive rights to any additional product candidates in the fields of neuroscience and immuno-oncology that BioXcel LLC may identify on its own and not in connection with BioXcel LLC’s provision of services to us under the Services Agreement and (ii) an exclusivity agreement in the neuroscience and immuno-oncology fields whereby BioXcel LLC agreed not develop drugs, or engage in preclinical discovery for the purpose of developing drugs, in the neuroscience and immuno-oncology fields for or on behalf of a third party, utilizing EvolverAI or otherwise. This first right to negotiate and exclusivity period expired on March 12, 2023, and there is no assurance that we will extend the terms of the agreement. We are continuing to assess our ongoing business needs.

On September 19, 2023 (the “Effective Date”), the Company, Krishnan Nandabalan, Ph.D., InveniAI LLC (“Inveni”) and Invea Therapeutics, Inc. (“Invea”) and the other parties thereto entered into a non-compete agreement pursuant to which Dr. Nandabalan, InveniAI and Invea agreed not to compete with the Company and its controlled affiliates in the fields of neuroscience and immuno-oncology for a period of five years from the Effective Date and not to solicit employees of the Company or its controlled affiliates for a period of two years from the Effective Date. Inveni and Invea are subsidiaries of BioXcel LLC.

If our rights under the Services Agreement were to become limited or if we are otherwise precluded from conducting research and development using EvolverAI, or if BioXcel LLC, Inveni or Invea do not fulfill their obligations under the agreements, such development could materially adversely affect our future operating results, financial condition, and prospects. Furthermore, certain individuals conducting services on our behalf are not our employees, and we cannot control whether they devote sufficient time, skill and resources to our ongoing development programs. We also cannot ensure that BioXcel LLC retains sufficient resources or personnel or otherwise to conduct its operations. BioXcel LLC may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting research and development activities, which could impede their ability to devote appropriate time to our research and development programs. BioXcel LLC is not currently restricted from using EvolverAI to perform drug discovery services for our direct competitors, and if we do not extend the exclusivity period in the neuroscience and immuno-oncology fields, this could harm our competitive position and adversely affect our future operating results and financial condition.

The management of and beneficial ownership in BioXcel LLC may create, or may create the appearance of, conflicts of interest.

Our Chief Executive Officer and member of our board of directors, Vimal Mehta, Ph.D., is the Chief Executive Officer, President, Treasurer and Secretary and a member of the board of managers of BioXcel LLC and Chief Executive Officer, President, Treasurer and Secretary and the sole member of the board of directors of BioXcel Holdings, Inc. Additionally, as of September 30, 2023, Dr. Mehta, through his beneficial ownership of BioXcel LLC, beneficially owned approximately 31.5% of the Company. The management and ownership of BioXcel LLC by Dr. Mehta may create the appearance of, conflicts of interest when Dr. Mehta is faced with decisions that could have different implications for BioXcel LLC than the decisions have for us, including decisions that relate to our Services Agreement and Contribution Agreement, as well as potential agreements relating to future product candidates and AI-related services or collaborations. Any perceived conflicts of interest resulting from investors questioning the independence of our management or the integrity of corporate governance procedures may materially affect our stock price and expose us to litigation risk.

Any disputes that arise between us and BioXcel LLC with respect to our past and ongoing relationships could harm our business operations.

Disputes may arise between BioXcel LLC and us in a number of areas relating to our past and ongoing relationships, including:

●	intellectual property, technology and business matters, including failure to make required technology transfers and failure to comply with contractual provisions applicable to BioXcel LLC and us;
●	labor, tax, employee benefit, indemnification and other matters arising from the separation of BTI from BioXcel LLC;
●	distribution and supply obligations;
●	employee retention and recruiting;
●	business combinations involving us;
●	sales or distributions by BioXcel LLC of all or any portion of its ownership interest in us;
●	the nature, quality and pricing of services BioXcel LLC has agreed to provide us; and

●	business opportunities that may be attractive to both BioXcel LLC and us.

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

We entered into a commercial supply agreement with ARx, LLC (“ARx”) pursuant to which ARx has agreed to exclusively manufacture and supply us with all of our worldwide demand of film formulation of Dex to be used for the commercial supply of IGALMITM and for ongoing clinical trials of our product candidate BXCL501, subject to certain alternative supply provisions. If ARx is unable or ceases to produce our supply of Dex in sufficient quantities as and when needed or if the ARx agreement becomes too costly, our business would be harmed because there can be no assurance that we will be able to identify or enter into agreements with alternative suppliers on a timely basis on acceptable terms, if at all. An interruption in our ability to sell our products to customers could occur if we encounter delays or difficulties in securing Dex, or if the quantity or quality supplied does not meet our specifications, or if we cannot then obtain an acceptable substitute. If any of these events occur, our business and operating results could be harmed. Our specified minimum annual payment could adversely affect our cash flows, such as in times when we have sufficient inventory and would otherwise be able to use our cash for other purposes.

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

Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If regulatory authorities determine that we or any of our CROs failed to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, the EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Any failure, whether by us or our CROs, to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

In addition if any of our relationships with our third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs or to do so on commercially reasonable terms. In addition, our CROs are not our employees, and except for remedies available to us under our agreements with such CROs, we cannot control whether they devote sufficient time and resources to our on-going clinical, nonclinical and preclinical programs. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. For example, investigator misconduct during our TRANQUILITY II trial evaluating BXCL501 in patients with probable Alzheimer’s disease could require us to conduct additional clinical trials before we are able to seek or obtain approval for BXCL501 for use in this patient population, as described more fully in the risk factor above entitled: “Developments relating to our TRANQUILITY II Phase 3 trial may impact the timing of our development plans for, and prospects for seeking or obtaining regulatory approval of, BXCL501 for the acute treatment of agitation (non-daily) associated with dementia in patients with probable Alzheimer’s disease.” As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed.

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

To continue to execute our growth strategy, we also must attract and retain highly skilled personnel. We might not be successful in maintaining our unique culture and continuing to attract and retain qualified personnel. We have, from time to time, had difficulty hiring and retaining highly skilled personnel with appropriate qualifications, including as a result of the Reprioritization and related consequences for our reputation. If we begin recruiting new employees we may experience such difficulties in the future. The pool of qualified personnel with experience working within the biopharmaceutical and biotechnology market is limited overall. In addition, many of the companies with which we compete for experienced personnel have greater resources than we have.

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

Further, since January 1, 2021, companies have had to comply with the GDPR and also the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR (i.e., fines up to the greater of £17,500 or 4% of global turnover).

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

In December 2022, the FDA conducted an inspection of one of the clinical trial sites in the Phase 3 TRANQUILITY II clinical trial, where the principal investigator enrolled approximately 40% of the subjects who participated in the trial. At the conclusion of this inspection, the FDA issued an FDA Form 483 identifying three inspectional observations. These observations related to the principal investigator’s failure to adhere to the informed consent form approved by the IRB for a limited number of subjects whose records the FDA reviewed, maintain adequate case histories for certain patients whose records the FDA reviewed, and adhere to the investigational plan in certain instances. In May 2023, it came to our attention that this same principal investigator in the TRANQUILITY II clinical trial may have fabricated email correspondence purporting to demonstrate that the investigator timely submitted to our pharmacovigilance safety vendor a report of an SAE from a different subject than the one cited in the FDA Form 483, and purporting to show that the vendor had confirmed receipt. Upon receipt of this information, we promptly initiated an investigation and subsequently received confirmation that the principal investigator fabricated the email correspondence related to the timing of the reporting of this SAE to our pharmacovigilance vendor to make it appear as though this SAE had been timely reported to the pharmacovigilance vendor as required by the clinical trial protocol. We are currently in the process of conducting an investigation into certain clinical trial and data integrity issues related to the TRANQUILITY II Phase 3 clinical trial. These investigations may take a significant amount of time, may be costly, and may lead to the conclusion that there is a risk that FDA will not accept the TRANQUILITY II data in support of an sNDA. These developments have caused us to incur substantial expenses for legal, accounting, tax and other professional services and has diverted our management’s attention from our business and could continue to do so. In addition, as a result of these developments, investors may lose confidence in our previous clinical trial results, current preclinical and clinical trial plans and our future projections, the price of our common stock may decline and we have been, and may be subject to future, shareholder or other litigation or regulatory enforcement actions in connection with the conduct of the TRANQUILITY II trial.

Because certain of our stockholders control a significant number of shares of our common stock, they may have significant influence over actions requiring stockholder approval.

As of September 30, 2023, our directors, executive officers and BioXcel LLC, and their respective affiliates, beneficially owned approximately 36% of our outstanding shares of common stock. As a result, these stockholders, acting together, would have significant control over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have significant control over the management and affairs of our Company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are not electing to delay such adoption of new or revised accounting standards, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We will no longer be an “emerging growth company” beginning December 31, 2023.

We are also a smaller reporting company, and we will remain a smaller reporting company until we determine that either (1) our annual revenues are at least $100 million and our voting and non-voting common stock held by non-affiliates is at least $250 million measured on the last business day of our most recent second fiscal quarter, or (2) our voting and non-voting common stock held by non-affiliates is at least $700 million measured on the last business day of our most recent second fiscal quarter. Similar to emerging growth companies, smaller reporting companies are able to provide simplified executive compensation disclosure, are exempt from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, and have certain other reduced disclosure obligations, including, among other things, being required to provide only two years of audited financial statements and not being required to provide selected financial data, supplemental financial information or risk factors.

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

Item 2. Unregistered Sales of Equity Securities, and Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

The information included in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sources of Liquidity” regarding including our having invested an amount in excess of what was previously permitted under the OnkosXcel investment covenant is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) On November 13, 2023, we, the Lenders party to our Credit Agreement and OFA entered into a Waiver and First Amendment to Credit Agreement and Guaranty (the “First Amendment”) that provides for (i) a waiver and a modification to the covenant in the Credit Agreement regarding investments in OnkosXcel and (ii) an agreement with the parties to further revise key financial terms between us, OFA and the Lenders. Pursuant to the First Amendment, the lenders agreed to permit us to invest up to a maximum of $30,000 at any time outstanding in OnkosXcel, increased from $25,000 at any time outstanding. The First Amendment also waived any defaults or events of default arising under the Credit Agreement due to a breach prior to the date of the First Amendment of the OnkosXcel investment covenant, or a breach of our obligation to notify OFA of such default. In connection with the First Amendment, we will pay to the Lenders a fee of $180 (representing 0.25% of the loans outstanding under the Credit Agreement on the date of the First Amendment) and agreed to pay to the Lenders an exit fee equal to 0.25% of the loans under the Credit Agreement repaid upon maturity or prepayment of the loans.

In addition, pursuant to the First Amendment, we, OFA and the Lenders agreed to enter into an additional amendment (the “Subsequent Amendment”) to the Credit Agreement on or before December 1, 2023 (or such later date as determined in the sole discretion of OFA), on terms set forth in a term sheet attached to the First Amendment that will:

●	defer the effectiveness of the Credit Agreement’s Revenue Covenant to the fourth quarter of 2024, and reduce the required minimum revenue levels;
●	replace the Credit Agreement’s existing “Tranche B” term loan with a new $20,000 tranche available upon satisfaction of the following conditions on or before December 31, 2024: (i) our raising an aggregate of at least $40,000 after the date of the First Amendment from (a) equity proceeds or (b) a bona fide contract with a governmental authority to use BXCL501 for opioid withdrawal, (ii) initiation of a new clinical trial in the TRANQUILITY program based on our meeting with the FDA held on October 11, 2023, and (iii) the total pro forma indebtedness outstanding under the Credit Agreement as a percentage of our trailing 30-day market capitalization being less than 30%;
●	replace the Credit Agreement’s existing “Tranche C” term loan with a new $30,000 tranche available upon satisfaction of the following conditions on or before December 31, 2025: (i) either (a) receipt of approval from the FDA of an sNDA in respect of the use of BXCL 501 for the acute treatment of agitation associated with dementia or (b) the receipt of approval from the FDA of an sNDA in respect of the use of BXCL 501 for (x) the acute treatment of agitation associated with schizophrenia in adults and (y) the acute treatment of agitation associated with bipolar I or II disorder in adults, in each case, in the community/at home setting without the requirement for administration under the supervision of a healthcare provider, and (ii) the total pro forma indebtedness outstanding under the Credit Agreement as a percentage of our trailing 30-day market capitalization being less than 30%;
●	add to the Credit Agreement a new $50,000 “Tranche D” term loan available upon satisfaction of the following conditions on or before December 31, 2025: (i) the conditions precedent to the borrowing of Tranche C (as described in the preceding bullet point) have been satisfied, and (ii) our total net revenue attributable to sales of BXCL501 (for the avoidance of doubt, including any revenues attributable to use of BXCL 501 for opioid withdrawal) for the trailing twelve consecutive month period exceeding a specified amount;
●	terminate the RIFA and convert the financing previously provided to us under the RIFA to loans under the Credit Agreement;
●	modify the interest rate of the loans provided under the Credit Agreement to be a floating rate equal to the secured overnight financing rate (“SOFR”) (subject to a SOFR floor of 2.5% and a cap of 5.5%) plus 7.5%; and

●	provide for warrants to be issued to the Lenders to purchase 69,630 shares of our common stock, and for the strike price of all warrants issued to the Lenders under the Credit Agreement to be reset at a price per share equal to the trailing 30-day volume weighted average price per share of our common stock as of the date of the Subsequent Amendment.

The foregoing description of the First Amendment is qualified in its entirety by reference to the full text of the First Amendment, a copy of which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

(b) None

(c) Not applicable

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation, as amended.	10-Q	001-38410	3.1	8/10/2021

3.2	Amended and Restated Bylaws.	8-K	001-38410	3.2	3/13/2018

10.1 †	Non-Compete Agreement, by and among the Company, Dr. Krishnan Nandabalan, InveniAI LLC, Invea Therapeutics, Inc. and the other parties thereto, dated September 19, 2023.	8-K	001-8-38410	10.1	9/25/2023

10.2 †	Waiver and First Amendment to Credit Agreement and Guaranty, by and between the Company, the lenders party thereto and Oaktree Fund Administration LLC dated November 13, 2023.					*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	Inline XBRL Instance Document					*
- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					*
*	Filed herewith.
**	Furnished herewith.

† Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BioXcel Therapeutics, Inc.

Dated: November 14, 2023	By:
/s/ Vimal Mehta
Vimal Mehta
Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2023	By:
/s/ Richard Steinhart
Richard Steinhart
Chief Financial Officer
(Principal Financial Officer)