Form 10-K
period 2023-12-31
BioXcel Therapeutics, Inc.
filed 2024-03-22
CIK 1720893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the year ended December 31, 2023
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. 

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

As of June 30, 2023, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $134,938,946 (based upon the closing sale price of the registrant’s common stock reported on the Nasdaq Capital Market on that date). This calculation excludes shares held by the registrant’s current directors and executive officers and stockholders that the registrant has concluded are affiliates of the registrant.

There were 30,576,671 shares of our common stock outstanding at March 18, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2024 annual meeting of stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “anticipate,” “believe,” “can,” “continue,” “could,” “designed,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements use these words or expressions. All statements contained in this Annual Report on Form 10-K, other than statements of historical fact, are forward-looking statements, including, without limitation, statements regarding:

●	our sales strategy for IGALMITM;
●	strategy relating to, anticipated benefits from, and cost savings from our Reprioritization (as defined herein);
●	our ability to raise additional capital and continue as a going concern;
●	developments relating to our TRANQUILITY program;
●	the size of our total addressable markets and related underlying estimates;
●	our plans relating to clinical trials and marketing applications for our product candidates;
●	our plans to research, develop and commercialize our current and future product candidates;
●	our plans to seek to enter into collaborations for the development and commercialization of certain product candidates;
●	the potential benefits of any future collaboration;
●	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;
●	the timing of and results of discussions we have with regulators;
●	the rate and degree of market acceptance, clinical utility, number of prescribers and formulary wins of IGALMITM and any product candidates for which we receive marketing approval;
●	our commercialization, marketing and manufacturing capabilities and strategy, including the potential benefits from any advertising campaigns;
●	our participation in, and any potential benefits from, events, conferences, presentations and conventions;
●	our intellectual property position and strategy;
●	our estimates regarding expenses, future revenue, capital requirements and need for additional financing;
●	potential investments in, or other strategic options for, our subsidiary, OnkosXcel Therapeutics, LLC (“OnkosXcel”);
●	developments relating to our competitors and our industry;
●	compliance with covenants under our financing arrangements;
●	the impact of government laws and regulations;
●	developments related to legal proceedings and investigations; and
●	our relationship with BioXcel LLC.

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

As used in this Annual Report on Form 10-K, unless otherwise specified or the context otherwise requires, the terms “we,” “our,” “us,” the “Company” or “BTI” refer to BioXcel Therapeutics, Inc., and “BioXcel, LLC” refers to the Company’s former parent company and significant stockholder, BioXcel LLC, and its predecessor, BioXcel Corporation. All brand names or trademarks appearing in this Annual Report on Form 10-K are the property of their respective owners, including IGALMITM, which is a trademark of BioXcel Therapeutics, Inc.

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

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

●	We have a limited operating history and have not generated substantial product revenues to date, which may make it difficult to evaluate the success of our business to date and to assess our future viability.
●	We have incurred significant operating losses since inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future and may never achieve or maintain profitability.
●	Our strategic reprioritization and related reduction in force may not achieve our intended outcome.
●	We will need substantial additional funding, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts or otherwise seek strategic alternatives. In addition, the failure to raise additional financing in accordance with the minimum capital raising requirements of our Credit Agreement (as defined herein) would trigger an event of default thereunder.
●	We have significant indebtedness and other contractual obligations that could impair our liquidity, restrict our ability to do business and thereby harm our business, results of operations and financial condition. We may not have sufficient cash flow from operations to satisfy our obligations under our financing facilities.
●	We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.
●	We have limited experience in drug discovery and drug development.
●	Developments relating to our TRANQUILITY II Phase 3 trial may impact the timing of our development plans for, and prospects for seeking or obtaining regulatory approval of, BXCL501 for the acute treatment of agitation (non-daily) associated with dementia in patients with probable Alzheimer’s disease and may also subject us to additional risks and uncertainties, including regulatory, stockholder or other actions, loss of investor confidence and negative impacts on the trading price of our common stock.
●	In the near term, we are dependent on the success of IGALMITM, and four of our product candidates, BXCL501, BXCL502, BXCL701 and BXCL702. If we are unable to complete the clinical development of or obtain marketing approval for our product candidates or successfully commercialize IGALMITM or our product candidates, either alone or with a collaborator, or if we experience significant delays in doing so, our business could be substantially harmed.
●	Interim “top-line” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
●	The regulatory approval processes of the United States (“U.S.”) Food and Drug Administration (“FDA”), and comparable foreign authorities are lengthy, time consuming, expensive and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.
●	Clinical trials are expensive, difficult to design, difficult to conduct and involve an uncertain outcome.
●	We depend on enrollment of patients in our clinical trials to continue development of our product candidates. If we are unable to enroll patients in our clinical trials, our research and development efforts could be adversely affected.

●	Our estimated number of episodes of agitation and our corresponding estimated total addressable market are subject to inherent challenges and uncertainties. If we have overestimated the number of episodes or the size of our total addressable market for our current and potential future products or product candidates, or if any approval that we obtain is based on a narrower definition of the patient population, our revenue and ability to achieve profitability may be harmed.
●	The discovery and development of product candidates based on EvolverAI, BioXcel LLC’s proprietary pharmaceutical discovery and development engine, as well as our own AI platform is novel and unproven, and we do not know whether we will be able to develop any products of commercial value.
●	Regulators may limit our ability to develop or implement our proprietary AI algorithms and/or may eliminate or restrict the confidentiality of our proprietary technology, which could have an adverse effect on our business, results of operations, and financial condition.
●	Although the FDA has approved IGALMITM for the acute treatment of agitation associated with schizophrenia or bipolar I or II disorder, we will still face extensive and ongoing regulatory requirements and obligations for IGALMITM and for any product candidates for which we obtain approval.
●	Although we obtained FDA approval for IGALMITM, our products and product candidates may not be accepted by physicians or the medical community in general, and there may be insufficient insurance coverage and reimbursement.
●	If we are found in violation of federal, state or foreign health care “fraud and abuse” laws, we may be required to pay significant fines and penalties, which may adversely affect our business, financial condition and results of operations.
●	We continue to depend on BioXcel LLC to provide us with certain services for our business.
●	BioXcel LLC has significant influence over the direction of our business, and the concentrated ownership of our common stock will prevent you and other stockholders from influencing significant decisions.
●	We are substantially dependent on third parties for the manufacture of our clinical supplies of our product candidates, and our commercial supplies of IGALMITM, and we intend to rely on third parties to produce commercial supplies of any other approved product candidate.
●	We rely on third parties to conduct our preclinical and clinical trials. If these third parties do not successfully perform their contractual legal and regulatory duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.
●	Data breaches or cyber-attacks could disrupt our business, operations and information technology systems, and financial results, or result in the loss or exposure of confidential or sensitive Company information.
●	We are and may in the future be subject to legal proceedings, claims and investigations in or outside the ordinary course of business. Such proceedings, claims and investigations could be costly and time-consuming to defend and could result in unfavorable outcomes, which may have a material adverse effect on our business, operating results and financial condition, and negatively affect the price of our common stock.
●	Unfavorable global political or economic events and conditions could adversely affect our business, financial condition or results of operations.
●	We face risks associated with the increased scrutiny relating to environmental, social and governance matters.
●	It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection.

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

INDUSTRY AND OTHER DATA

Unless otherwise indicated, information contained in this Annual Report concerning our industry and the markets in which we operate, including our general expectations, market position and market opportunity, is based on our management’s estimates and research, as well as industry and general publications and research, surveys and studies conducted by third parties. While we believe the information from these third-party publications, research, surveys and studies included in this Annual Report is reliable, we do not guarantee the accuracy or completeness of such information, and we have not independently verified this information. Management’s estimates are derived from publicly available information, their knowledge of our industry and their assumptions based on such information and knowledge, which we believe to be reasonable. This data involves a number of assumptions and limitations which are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in this Annual Report under “Forward Looking Statements,” “Risk Factor Summary” and Part I, Item 1A “Risk Factors.” These and other factors could cause our future performance and market expectations to differ materially from our assumptions and estimates.

PART I

Item 1. Business

Overview

BioXcel Therapeutics, Inc. (“BTI,” the “Company,” “we,” “us” or “our”) is a biopharmaceutical company utilizing artificial intelligence (“AI”) to develop transformative medicines in neuroscience and, through the Company’s wholly owned subsidiary, OnkosXcel Therapeutics LLC (“OnkosXcel”), immuno-oncology. We are focused on utilizing cutting-edge technology and innovative research to develop high-value therapeutics aimed at transforming patients’ lives. We employ various AI platforms to reduce therapeutic development costs and potentially accelerate development timelines. Our approach leverages existing approved drugs and/or clinically evaluated product candidates together with big data and proprietary machine learning algorithms to identify new therapeutic indications. We believe this differentiated approach has the potential to reduce the expense and time associated with drug development in diseases with substantial unmet medical needs.

On April 6, 2022, we announced that the United States (“U.S.”) Food and Drug Administration (“FDA”) approved IGALMITM (dexmedetomidine (or “Dex”)) sublingual film for the acute treatment of agitation associated with schizophrenia or bipolar I or II disorder in adults. IGALMITM is approved to be self-administrated by patients under the supervision of a health care provider. On July 6, 2022, we announced that IGALMITM was commercially available in doses of 120 and 180 microgram (“mcg”).

Our most advanced neuroscience candidate is BXCL501. In indications other than those approved by the FDA as IGALMITM, BXCL501 is an investigational, proprietary, orally dissolving film formulation of Dex in development for the treatment of agitation associated with psychiatric and neurological disorders.

We are continuing to develop BXCL501 for the potential acute treatment of agitation associated with bipolar disorders or schizophrenia in the at-home setting and for the potential acute treatment of agitation (non-daily) associated with dementia due to probable Alzheimer’s disease in the at-home setting and in care facilities. As described further below, we have deprioritized the development of BXCL501 for certain other proposed indications, including development of BXCL501 as a potential adjunctive treatment for major depressive disorder (“MDD”), as well as our BXCL701 program, except as noted under “Immuno-Oncology” below.

Our most advanced immuno-oncology candidate, BXCL701, is an investigational oral innate immune activator being developed by OnkosXcel as a potential therapy for the treatment of aggressive forms of prostate cancer, pancreatic cancer, and other solid and liquid tumors.

Neuroscience

Our Neuroscience Strategy

Our goal is to become the leading AI-enabled neuroscience therapeutics company. We continue to evaluate all strategic options for our neuroscience assets, which could include licensing, partnering, and co-commercialization.

Our Novel Drug Re-Innovation Approach

We aim to deploy and implement, throughout the drug development process, an AI ecosystem designed to rapidly identify medications related to our key focus areas of neuroscience and immuno-oncology. Our in-house, uniquely integrated AI-to-drug-development capability is complemented by the services and technology of BioXcel LLC, our former parent company. It includes a labeled properties graph (also referred to as a “knowledge graph”) that visually relates collected big data in the form of entities and their properties that include neuropsychiatric symptoms, brain circuits, drug targets, and existing drugs. We believe that understanding the relation between entities relevant to drug development may lead to novel potential uses for existing drugs. Predictive algorithms or queries of the knowledge graph may uncover not only single drugs but potentially identify new combinations of drugs that we believe may be more effective in treating disorders than single agents. New combinations of drugs may lower tolerable doses of drugs and provide the basis for stronger intellectual property positions. Our AI team works closely with our Business Development team to prioritize in a data-driven manner the most valuable external opportunities. These opportunities may be found in new potential uses for launched drugs, in drugs that are part of pharmaceutical company pipelines no longer being pursued, or within academic efforts to develop new drug candidates.

Traditional drug development is marred by low success rates, long drug development cycles, and exorbitant development costs that are increasing year over year. In addition, many serious diseases remain unaddressed due to limitations of the current drug discovery paradigm. The pharmacological universe spans more than 27,000 active pharmaceutical agents, of which only approximately 4,000 are approved and marketed. Marketed drugs may not be exclusively effective in the indication for which they are approved but relevant to other indications, including rare diseases, and thus represent an untapped potential for addressing unmet medical needs and recouping research and development costs. Many of the remaining agents are active clinical candidates that are shelved or have failed for reasons other than toxicity, which offers the opportunity to re-innovate for other indications or patient segments. Such agents potentially represent an unrealized investment of billions of research and development dollars by the private and public sectors, while failing to remediate immeasurable patient suffering and sacrifice during clinical development. Also, these compounds may have known pharmaco-dynamic and pharmaco-kinetic properties, potentially allowing for a more data-driven selection of appropriate doses for development programs. Finally, with respect to neuropsychiatric indications, we prioritize those compounds with structural design features that we believe may contribute to high blood-brain barrier permeability, and therefore could increase the likelihood of compound penetration into the brain. Lack of brain penetration is a common cause for failure of many drugs developed for neuropsychiatric indications. In addition, we are prioritizing compounds with available human safety data, acceptable pharmacokinetic results, and data that support a high probability of achieving reasonable brain concentrations after dosing. The compounds in our pipeline have been identified using this proprietary platform.

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

Our AI-based discovery and development process is the foundation of our drug re-innovation model for identifying the next wave of potential medicines. Our therapeutic area experts have over 200 years of combined experience across the drug discovery and development value chain. We believe that our method of finding potential product candidates gives us a higher probability of success because it combines AI expertise and intuition of human experience in drug development. We believe the combination of AI and drug discovery and development expertise facilitates the generation of therapeutic candidates and gives us a significant competitive advantage.

Our approach is illustrated below:

Integrated Drug Discovery & Development Approach

Utilizing Proprietary AI Platform

DISCOVERY
MECHANISTIC INSIGHTS
REGISTRATION TRIALS
NDA SUBMISSION
BIG DATA
AI Platform
MULTIPLE CANDIDATES
Selection of Most Viable Candidates
TRANSLATIONAL TEAM
Candidate Validation
CLINICAL DEVELOPMENT TEAM
Human Proof of Concept
REGULATORY TEAM
Registration Submissions

We continue to integrate and evolve our neuroscience and immuno-oncology AI machine learning and drug discovery and development platform. Our platform led to the identification of Dex, the rapid development of BXCL501, and its approval by the FDA as IGALMITM, as well as the advancement of BXCL501 for other potential indications. We are continuing to leverage our platform to identify and develop new neuroscience and immuno-oncology programs.

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

With the agitation issues associated with schizophrenia and bipolar disease coupled with a fast-growing elderly population that is potentially likely to experience agitation associated with Alzheimer’s disease, the difficulties and expenses of acute treatment of agitation are expected to grow significantly. We estimate that in the United States, there are approximately 1.9 million patients diagnosed with Alzheimer’s disease-related dementia (“AAD”) and that those patients experience agitation at a rate of about six episodes per month, on average. In addition, we estimate that there are approximately 1.6 million Americans diagnosed with schizophrenia or bipolar disorders and that those patients experience agitation at a rate of about three episodes per month, on average. We, therefore, believe there is significant potential market opportunity for BXCL501 if approved for use in these patient populations in the at-home setting. The foregoing estimates of the incidence of each patient population and the number of agitation episodes experienced and potential market opportunity are based on management’s estimates and third-party data, which may be materially different from actual agitation episodes and actual treatable patients. For additional information regarding risks associated with these estimates, see Part I, Item 1A, Risk Factors “— Our estimated number of episodes of agitation and our corresponding estimated total addressable market are subject to inherent challenges and uncertainties. If we have overestimated the number of episodes or the size of our total addressable market for our current and potential future products or product candidates, or if any approval that we obtain is based on a narrower definition of the patient population, our revenue and ability to achieve profitability may be harmed.”

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

While sublingual tablet formulations utilizing antipsychotics have been developed, these formulations have long half-lives (21-24 hours) and significant side effects when given acutely or chronically. Oral agents such as benzodiazepines are also used but have a slow onset of action and are consequently ineffective in the acute treatment of agitation. Side effects of these agents include sedation, amnesia, confusion, and paradoxical responses. They can intensify cognitive slowing and worsen memory and motor impairment, contributing to an increased risk of falls and fractures. In addition, long-term use of benzodiazepines has been found to be habit-forming and can cause addiction or relapse to abuse substances. Nonadherence with oral agents can also be problematic as patients may attempt to spit out these medications. We believe that, based on the current method of administration of oral medicine for agitation, an orally dissolving, mucoadhesive film could offer compliance advantages by making it less likely that patients will avoid treatment.

The sublingual or buccal route of administration is an accepted alternative to oral administration of drug delivery to the central nervous system when rapid onset or more controlled delivery is required. Currently, there are six products approved for film administration, including our product, IGALMITM. For example, BioDelivery Sciences International, Inc., a commercial-stage specialty pharmaceutical company, has developed a buccal film formulation of buprenorphine for chronic pain management and buprenorphine and naloxone for opioid dependence. We developed BXCL501 as a differentiated sublingual film dosage form of Dex, which we believe may offer benefits such as ease of use and quick absorption for rapid therapeutic effects.

Mechanism of Action: α2a Adrenergic Receptor and NE Role in Acute Agitation

BXCL501 is a sublingual formulation of Dex that is designed to be easily administered and have a rapid onset of action. Dex is approved in the U.S. for the sedation of initially intubated and mechanically ventilated patients during treatment in the intensive care unit (“ICU”). It is also used in the intensive care setting for sedation of non-intubated patients prior to and/or during surgical and other invasive procedures. Dex, launched in the U.S. as Precedex™ in 1999, is a selective α2a adrenergic receptor agonist that has a strong safety record and has been studied in over 130 clinical trials to date. It has also been sold in the European Union (“EU”) and other countries under the trade name Dexdor® as a sedative for intensive care patients. Dex was approved by the European Commission for sedation of adult ICU patients requiring a sedation level no deeper than arousal in response to verbal stimulation (corresponding to Richmond Agitation-Sedation Scale 0 to -3). It has been used to prevent or treat hyperactive delirium resulting from anesthesia in the ICU. Given these uses of the IV formulation of Dex, we believe Dex formulated in a sublingual film and at much lower doses allows for ease of administration in settings where rapid acute treatment of agitation is needed.

IGALMITM Commercial Progress

We continue to support IGALMI™ in the hospital setting through limited and focused commercial activity.  On August 14, 2023, the Company announced it had implemented a shift in commercial strategy for IGALMITM in the institutional setting, a reduction of in-hospital commercialization expenses, a suspension of programs no longer deemed core to the Company’s business, and a shift to focus on the development of BXCL501 for use in the at-home and care facilities in the treatment of acute agitation in schizophrenia and bipolar disorders, and in the treatment of acute agitation (non-daily) associated with dementia due to probable Alzheimer’s disease (collectively, the “Reprioritization”). Following the Reprioritization, a small Corporate Account Director (“CAD”) team supports current customers and targeted Integrated Delivery Networks (“IDNs”) with educational support and contracting opportunities, while our trade operation supports customers with drug supply.  The goal of this approach is to help maintain current business and potentially broaden IGALMITM utilization through volume contracting. Over time, we believe the revised commercial effort is expected to allow the Company to continue to make inroads into the institutional market in a more cost-efficient manner.

Commercial efforts for the IGALMITM launch were impacted significantly in the six months ended December 31, 2023 due to the reduction in force, which included the elimination of sales, marketing, and commercial operations staff. The realigned CAD team generated $376,000 in net revenue for the three-month period ended December 31, 2023 through legacy sales and volume-based contracts, up from $341,000 for the three-month period ended September 30, 2023. Net revenues from IGALMI™ product sales for the years ended December 31, 2023 and 2022 were $1.4 million and $375,000 respectively.

On October 30, 2023, we announced that the Centers for Medicare & Medicaid Services (“CMS”) assigned a new J-Code for IGALMITM (J1105). J-Codes are permanent codes used by healthcare providers, commercial insurance plans, and government payers to help standardize the reimbursement process. A J-Code can help simplify claims submission as compared to use of a miscellaneous or unlisted code, which in turn can streamline the billing and reimbursement process. The J-Code for IGALMITM has been published online in the CMS HCPCS Application Summaries and Coding Recommendations, Third Quarter, 2023 HCPCS Coding Cycle. We believe this J-Code, which became effective on January 1, 2024, will facilitate access to IGALMITM for patients with agitation associated with bipolar disorder or schizophrenia.

If IGALMITM is approved outside the U.S., we would consider launching the product through collaborations with third parties.

Our continued commercialization efforts for IGALMITM are designed to build the foundation to launch additional potential follow-on indications, if any, paving the way for our expanding neuroscience business.

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

We also believe that BXCL501, if approved for the respective indications, has the potential to become the standard of care for the acute treatment of agitation arising from diseases such as schizophrenia and bipolar disorder and Alzheimer’s disease.

In addition, given the differentiated design of BXCL501 and its potential mechanism of action, we believe BXCL501 has the potential to address several diseases or conditions for which agitation is a symptom of the condition or underlying disease, including opioid withdrawal and post-traumatic stress disorder (“PTSD”), which are being evaluated in clinical trials run by third-parties.

BXCL501 Clinical Trials

TRANQUILITY Program: Acute Agitation Associated with Dementia due to Probable Alzheimer’s Disease (AAD)

On June 29, 2023, we announced positive topline results from TRANQUILITY II, a randomized, double-blind, placebo-controlled, parallel group trial that evaluated the safety and efficacy of BXCL501 for the acute treatment of Alzheimer’s-related agitation in adults 65 years and older with mild to moderate dementia in assisted living facilities (“ALFs”) and residential care settings who required minimal assistance with activities of daily living. The trial dosed 149 patients. Randomized patients self-administered 40 mcg or 60 mcg of BXCL501 or placebo for agitation episodes that occurred over a 12-week period. The primary endpoint was the change from pre-dose in PEC total score at 2 hours post-dose for the first treated episode of agitation. The key secondary efficacy endpoints were PEC change from pre-dose at 1-hour post-dose of study treatment for the first treated episode of agitation, and PEC change from pre-dose at 30 minutes post-dose of study treatment for the first treated episode of agitation.

The Phase 3 trial met its primary efficacy endpoint with the 60 mcg dose; a statistically significant and clinically meaningful 7.5 point reduction from baseline in Positive and Negative Syndrome Scale-Excitatory Component (“PEC”) total score was observed at 2 hours versus 5.4 with placebo (p=0.0112). The 60 mcg dose also met the first key secondary endpoint of reducing agitation symptoms at 1 hour during the first episode of agitation (p=0.0185) but did not meet the other key secondary endpoint of change from baseline in PEC score at 30 minutes.

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

On June 29, 2023, we also announced that we had learned that an investigator in this study, who enrolled approximately 40% of the patients, engaged in misconduct. Since that time, we have taken steps to further investigate and evaluate the conduct of the TRANQUILITY II trial at this clinical site. Based on these steps to date, we believe that there have been no further instances of misconduct or fraud or other findings that adversely impact the data integrity or reliability of the eligibility, safety, and efficacy data obtained at the clinical trial site in question.

Our TRANQUILITY III trial was designed to evaluate the safety and efficacy of BXCL501 in patients residing predominantly in nursing homes with moderate to severe dementia due to Alzheimer’s disease who require moderate or greater assistance with activities of daily living. We halted additional enrollment in this Phase 3 after initial enrolled patients were observed to have more frequent episodes of agitation than originally anticipated, suggesting that agitation may present chronically in this population. Due to the chronic nature of agitation episodes observed in this population thus far, we believe that continued evaluation of BXCL501 in this population would require a different development program targeting more frequent or chronic use. We have chosen to focus our development efforts on the urgent need for episodic treatment in the care facility and at-home setting.

In a Type B/Breakthrough Therapy designation meeting with the FDA on October 11, 2023, we reviewed our

TRANQUILITY clinical trial program and discussed the data package required to support submission of an sNDA for the potential approval of BXCL501 for the acute treatment of agitation in patients with mild to moderate dementia due to probable Alzheimer’s disease in the ALF and at-home settings. Specifically, we sought feedback from the FDA as to whether our data package consisting of TRANQUILITY I and II, along with the clinical pharmacology and toxicology programs previously discussed with the FDA, would be sufficient to support an sNDA submission for the potential use of BXCL501 to treat agitation in patients with mild to moderate dementia due to probable Alzheimer’s disease in either the at-home or ALF setting, or, if not, what additional data would be required. Based on the FDA’s feedback in this meeting, we understand that the FDA will require additional efficacy data, including repeat efficacy data, and that it requested long-term safety data. We therefore requested another meeting with the FDA to further discuss the additional data that would be required to support an sNDA submission.

On February 20, 2024, we held a Type B/Breakthrough Therapy designation meeting with the FDA. The original purpose of this meeting was to obtain feedback on the design of a proposed at-home study that did not include caregiver-collected efficacy endpoints, based on our belief that obtaining caregiver assessments of efficacy would be challenging. We believe there are no validated caregiver endpoints for assessing efficacy in Alzheimer’s disease patients in the at-home setting. As a result, we focused on requesting feedback from the FDA regarding our proposal for an at-home clinical study with safety as the primary objective, and to better understand what additional data would be required to submit an sNDA to support labeling for BXCL501 to include the acute treatment of agitation associated with dementia in probable Alzheimer’s disease or, in the alternative, in this population in the care setting only. In its preliminary responses, the FDA reiterated its prior comments that we generate additional efficacy data, including repeat-dose efficacy data, to support an sNDA submission, as the FDA indicated that our proposed efficacy database, which currently includes the 70 patients who have been treated with 60 mcg of BXCL501 in TRANQUILITY I and TRANQUILITY II, would not contain substantial evidence of effectiveness absent additional data. The FDA advised that we generate the necessary efficacy data in care facilities prior to conducting any trials in the at-home setting. In addition, the FDA indicated the need to generate long-term safety data to support an sNDA submission, including from probable Alzheimer’s disease patients exposed to BXCL501, for up to one year. We have received the final meeting minutes from the FDA, which we believe are consistent with the FDA’s preliminary responses and the subsequent meeting discussion. Based on the FDA’s feedback, we are currently planning to generate additional Phase 3 efficacy and safety data, in a variety of relevant care-facility settings and across severity of dementia using the Positive and Negative Syndrome Scale-Excitatory Component (“PEC”) as the primary efficacy measure, as used in the prior TRANQUILITY II study. In addition, we plan to discuss the details of the requirement for long-term safety data at a future meeting with the FDA. Also, although we announced in November 2023 that we were planning to conduct a Phase 3 trial in the at-home setting, with safety as the primary objective (TRANQUILITY At Home), given the priority to expand the database to generate additional efficacy and safety data in care facilities, we are re-evaluating the timing for initiating TRANQUILITY At Home.

SERENITY Program: Agitation Associated with Bipolar Disorders I and II and Schizophrenia (at-home use)

We initiated the SERENITY III clinical study of BXCL501 in patients with agitation associated with bipolar disorders or schizophrenia in SERENITY III, which consists of two parts. The first part was comparable to our pivotal SERENITY I and II studies. Using similar inclusion and exclusion criterion under a well-controlled in-patient setting, acutely agitated patients with schizophrenia or bipolar disorders were randomized to self-administer either 60 mcg of BXCL501 or placebo in a double-blind placebo-controlled trial. The primary endpoint of Part I was efficacy, as measured by the change in PEC score change from baseline at two hours post-dose. The secondary objectives of Part I were safety and tolerability.

On May 25, 2023, we reported topline results from Part I of the study. Although the trial did not meet its primary efficacy endpoint, we believe the efficacy results, observed with the 60 mcg dose, representing half of the lowest approved dose of IGALMITM for in-patient use (120 mcg), were promising. Specifically, greater than 50% of individuals were responders, defined as those patients who achieved a 40% or greater reduction in PEC score. Furthermore, this population responder rate was consistent and dose-proportionate to the same response rates observed in the larger SERENITY I and II trials. Although the primary efficacy endpoint as a group mean change in PEC score from baseline at 2 hours was not statistically significant at the primary endpoint at 2 hours (p=0.077), BXCL501 statistically separated from placebo at 4 hours (p=0.049).

Part II of the SERENITY III study was designed to evaluate the same dose tested in Part I, 60 mcg (with an optional additional 60 mcg dose), but in the at-home setting and focusing on safety only. However, because the trial did not meet its primary efficacy endpoint using this 60 mcg dose in Part I, we paused continuation of Part II of the study pending feedback from the FDA. We held a Type C meeting on November 8, 2023 with the FDA to discuss changes to Part II of our SERENITY III study. We proposed the evaluation of an 80 mcg dose based on previous clinical experience with this dose during our Phase 1b trial in schizophrenia patients with agitation, and pharmacokinetic and pharmacodynamic modeling suggesting that use of an 80 mcg dose of BXCL501 could provide an optimal balance between safety and efficacy for at-home use. Based on feedback from the FDA during the meeting, we made the decision to evaluate a 120 mcg dose in the at-home setting. The 120 mcg dose has already demonstrated efficacy based on the approved conditions of use for IGALMITM (when administered under the supervision of a healthcare provider, for a single agitation episode), so we sought further feedback from the FDA regarding the proposed design of this study amendment in a request for a follow-up meeting with the FDA, which was held on March 6, 2024.

Based on the FDA’s feedback in advance of and during the March 6, 2024 meeting, we plan to move forward to evaluate at-home use of the 120 mcg dose of BXCL501, with safety as the primary objective and efficacy measures as exploratory endpoints to support continued efficacy in the at-home setting as recommended by the FDA in the November 8, 2023 meeting, for the acute treatment of agitation in bipolar disorders or schizophrenia. We also plan to conduct a clinical study designed to enroll approximately 30 patients to evaluate the correlation between patient-reported or informant-reported efficacy with trained rater-reported efficacy using PEC measurements, which the FDA had previously recommended.

IGALMITM is already approved at the 120 mcg dose based on efficacy data that we previously generated in treating a single episode of agitation. Consistent with the data generated to date, the label for IGALMITM currently includes a limitation on use (“LOU”), noting the lack of efficacy or safety data beyond 24 hours following the first dose. During our March 6, 2024 Type C meeting with the FDA, we discussed, among other things, whether evaluating the at-home use of BXCL501 120 mcg, with safety as the primary objective and efficacy measures as exploratory endpoints, if successful, could support the submission of an sNDA seeking expansion of the current label for IGALMITM 120 mcg to allow at-home use and labeling without the current LOU. Based on FDA feedback, we believe that our ability to seek labeling without the current LOU will depend, in part, on the number of agitation episodes we observe during our planned study period. We plan to provide further guidance regarding our plans for the SERENITY program following receipt of the final meeting minutes from the FDA.

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

As part of the Reprioritization announced on August 14, 2023, we have paused our plan to develop a Phase 2 human proof-of-concept trial design to investigate BXCL501 as a potential adjunctive treatment and its potential accelerant effect in combination with first-line selective serotonin reuptake inhibitors or serotonin-norepinephrine reuptake inhibitors.

Pediatric Study

In June 2021, we initiated a global clinical trial designed to evaluate the safety and efficacy of BXCL501 in the acute treatment of agitation associated with pediatric schizophrenia and bipolar disorders, in part to fulfill pediatric study requirements agreed to with the FDA in connection with the approval of IGALMITM. The trial protocol has been reviewed by the FDA, as well as by the European Medicines Agency, to fulfill potential commitments to study the effects of BXCL501 in pediatric patients ages 13 to 17 with schizophrenia and ages 10 to 17 with bipolar disorders. Enrollment of patients with schizophrenia, schizoaffective disorder, bipolar I, and bipolar II disorder is ongoing in this multisite, double-blind, placebo-controlled parallel group trial. Approximately 54% of the 150 total subjects have been enrolled in the U.S. and 81 of such subjects have completed the clinical trial. In July 2023, we stopped activities in the European region as enrollment and site recruitment was unproductive. Similar to our registration trials in schizophrenia and bipolar disorder (SERENITY I and II), the primary endpoint is the change from baseline PEC total score at two hours. The U.S. portion of this program remains active following the Reprioritization.

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

Opioid Use Disorder Program

As previously announced, NIDA awarded a grant to Columbia University to fund clinical testing of BXCL501 as a potential treatment for opioid withdrawal in patients diagnosed with OUD. The original 160-patient, three-site, four-arm study is a randomized, double-blind, double-dummy inpatient study comparing BXCL501 (180 mcg and 240 mcg BID), lofexidine (as a positive control), and placebo. The study’s goal is to evaluate the safety and efficacy of BXCL501 relative to lofexidine and placebo in subjects with OUD.  A majority of OUD patients participating in the study are anticipated to be exposed to fentanyl adulterated or associated with xylazine. To date, all three initial sites have recruited, enrolled, and dosed patients diagnosed with OUD who are physically dependent on opioids, including prescription opioids. The Company is supplying the drug product for the conduct of this study, which is sponsored by Columbia University. We expect that the results from current study will be used to select a recommended dose of BXCL501 to compare to placebo in a later outpatient Phase 3 study sponsored by NIDA.

On November 6, 2023, we announced that NIDA has requested Columbia University, the trial coordinator, to add a fourth site to target trial completion in 2024. The patient screening and enrollment process for the fourth site commenced in March 2024. Pending favorable results, after completion of the trial, we plan to seek FDA feedback on potential registrational paths.

Alcohol Use Disorder with Comorbid Post-traumatic Stress Disorder Program

In December 2020, the Veterans Affairs Connecticut Healthcare System and Yale University Medical School were awarded a grant by the U.S. Department of Defense’s Congressionally Directed Medical Research Program with the overall objective to evaluate BXCL501 in patients who suffer from AUD with comorbid PTSD. The Company provided BXCL501 for the inpatient Alcohol Interaction Study, which has been completed. We understand Yale is currently seeking approval from its IRB and allowance from the FDA to proceed with a trial evaluating the effects of up to 80 mcg BID of BXCL501 per day for 28 days on alcohol consumption, PTSD symptoms, cognitive function, memory, sleep, and mood in patients diagnosed with mild, moderate, or severe AUD and who meet Criterion A for comorbid PTSD. The new outpatient study has received funding approval from the Pharmacotherapies for Alcohol and Substance Use Disorders Alliance (funded through a Cooperative Agreement between the U.S. Department of Defense Congressionally Directed Medical Research Program and RTI International). We believe the results from this study will be used to inform a Phase 3 study intended to commence with support by the alliance.

Algorithms for Wearable Technologies

The Company completed a healthy volunteer study designed to train an algorithm to detect a state of hyper-arousal, which often precedes agitated behaviors. In hyper-aroused healthy volunteers, robust signals were measured using wearable technology (phones and watches). As part of the Reprioritization announced on August 14, 2023, we deprioritized our plan to develop wearable technology.

BXCL502 Development

We identified a second neuropsychiatric drug candidate, BXCL502 − Latrepirdine (Dimebon) − through our AI-based platform. We plan to evaluate BXCL502 initially as a monotherapy and possibly in combination with BXCL501 for the chronic treatment of agitation in patients with dementia and acute stress disorder. The active pharmaceutical ingredient (“API”) underlying BXCL502 is designed to affect serotonergic signaling in the brain. Our preclinical data suggests BXCL502 has the potential to treat stress-related neuropsychiatric symptoms in dementia and other stress-related disorders. In previously published third-party clinical trial data, daily administration of the API of BXCL502 demonstrated improvement in behaviors using a well-established, clinically validated symptom scale. Formulation and further clinical development planning are currently under way with BXCL502 and are expected to continue in 2024.

Other Product Candidates Leveraging the AI Platform

We are targeting neuropsychiatric disorders with high unmet medical needs. Our focus is on treating stress-related symptoms, such as agitation, that are responsible for increased levels of healthcare burden. We are also using AI approaches and machine learning to identify new candidates for rare neurological diseases and to re-innovate late-stage drug candidates, such as BXCL503, targeting apathy in dementia, and BXCL504, targeting aggression in dementia.

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

Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. IGALMITM and any of our other product candidates that are approved, if any, will compete with the drugs discussed below, in addition to any other drugs currently in development.

Drugs used for the acute treatment of agitation related to schizophrenia and bipolar disorder are antipsychotics frequently administered via IM injection that typically requires patient restraint. These include IM aripiprazole, olanzapine, ziprasidone, and haloperidol. Oral products include the sublingually administered atypical antipsychotic asenapine, as well as benzodiazepines, lorazepam, and midazolam. The typical antipsychotic Adasuve® (loxapine) from Alexza is delivered via inhalation.

Neuroscience Manufacturing

We do not have manufacturing facilities. We currently rely on strategic manufacturing partners, in particular ARx, LLC (“ARx”), and expect to continue to rely on third parties for the manufacture of our product candidates for clinical research and our products for commercialization efforts. ARx has agreed to exclusively manufacture and supply all of our worldwide supply of film formulation of dexmedetomidine to be used for the commercial supply of IGALMITM and for ongoing clinical trials of BXCL501, subject to certain alternative supply provisions.

BXCL501 drug product is manufactured using commercially available components and packaging materials. The equipment employed for manufacture and analysis is consistent with standard pharmaceutical production.

Neuroscience Commercialization

We plan to retain worldwide commercialization rights for IGALMITM and other approved product candidates, if any, but could consider collaboration opportunities to maximize returns or facilitate commercialization efforts in foreign jurisdictions. For additional information regarding our commercialization efforts for IGALMITM, see above under “IGALMITM Commercial Progress.”

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

We have multiple patent families filed to protect our Neuroscience program, including BXCL501. As of March 15, 2024, our neuroscience patent portfolio included two Patent Cooperation Treaty (“PCT”) applications not yet in national phase, 19 U.S. utility applications, seven U.S. provisional applications, one allowed US application, ten issued U.S. utility patents, 112 pending non-U.S. utility applications, 18 allowed or granted non-U.S. patents (including three in Japan), one pending U.S. design patent application, and 34 allowed or registered design patents (including two in Japan). Eight U.S. utility patents, directed to our proprietary sublingual film formulation of Dex and methods of treating agitation, are now listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the “Orange Book”) for IGALMI™ with expiration dates between 2039 and 2043. In the formulation family, we also have a granted patent in China, two granted patents in Eurasia, and pending applications in the U.S., China, and other major markets. We expect that patents issued in this family will expire no earlier than 2039. We have also filed applications in additional patent families that are relevant to BXCL501. We have applications pending in the U.S., Europe and Japan directed to methods of treating insomnia using sublingual Dex. We expect that patents issued from these applications, if any, will expire no earlier than 2035. We also have applications filed in 16 regions/countries, including the U.S., Europe, Japan, and China, directed to methods of treating agitation. We expect that patents issued from these applications, if any, will expire between 2039 and 2043. We also have one PCT application directed to treating mania and another to treating depression. If patents are issued from those cases, we expect them to expire no earlier than 2041 and 2042, respectively.

In March 2024, the Company announced that the European Patent Office granted the Company’s European Patent No. 3,562,486 (the “’486 patent”), which covers the use of dexmedetomidine administered sublingually to treat agitation in individuals with dementia. The ‘486 patent encompasses a broad range of dosage forms, including films such as BXCL501 (sublingual dexmedetomidine), wafers, and tablets, at dexmedetomidine doses ranging from 3 mcg to 100 mcg. The ‘486 patent will expire no earlier than December 29, 2037.

In February 2024, the Company announced that the United States Patent and Trademark Office (“USPTO”) had allowed U.S. Patent Application No. 17/496,470 with claims pertaining to a method of treating agitation in patients with Alzheimer’s disease using the oromucosal administration of 60 mcg of dexmedetomidine in a water-soluble dosage form. The broad claims encompass film formulations such as BXCL501 (sublingual dexmedetomidine), tablets, or wafers. The patent, when issued, is expected to have an expiration date of December 29, 2037, subject to patent term adjustment (“PTA”), patent term extension (“PTE”) and terminal disclaimers.

In February 2024, the Company also announced the USPTO issued U.S. Patent No. 11,890,272 (the “'272 Patent”) on February 6, 2024. The '272 Patent claims a method of treating agitation associated with schizophrenia or bipolar disorder through oromucosal administration of about 120 mcg to about 180 mcg of dexmedetomidine where the patient has a QT interval of less than 470 msec. The '272 Patent has an expiration date of July 17, 2040, subject to PTA, PTE and terminal disclaimers. The '272 Patent has been accepted for listing in the FDA Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the “Orange Book”).

In February 2024, the Company also received notice that the USPTO had allowed U.S. Patent Application No. 18/216,890 with claims pertaining to a method of treating agitation using an oromucosal formulation of dexmedetomidine or a pharmaceutically acceptable salt thereof through the administration of an initial dose of 60 mcg, 80 mcg, 90 mcg, 120 mcg or 180 mcg of dexmedetomidine and, after at least two hours, administering an oromucosal formulation of dexmedetomidine or a pharmaceutically acceptable salt thereof in a second dose of 40 mcg, 60 mcg, 80 mcg or 90 mcg of dexmedetomidine, where the patient has a QT interval of less than 470 msec. The patent, when issued, is expected to have an expiration date of July 17, 2040, subject to PTA, PTE and terminal disclaimers. The Company expects that this patent, when issued, will be submitted for listing in the Orange Book with the eight currently listed U.S.

patents for IGALMI™ (dexmedetomidine) sublingual film. Collectively, these nine patents will in general extend patent protection for IGALMITM until January 12, 2043.

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

The term of a patent can also be extended by Patent Term Adjustment (“PTA”) established in 35 U.S.C. 154(b). The intention of the PTA is to accommodate for delays caused by the USPTO during the prosecution of a US utility or plant patent application. Under PTA, the USPTO delay is divided into three types: type A (delays after 14 months from the filing date of the application until the USPTO issues a first Office Action and delays after four months from the filing of certain actions by the applicant until the USPTO responds to such actions); type B (delays after three years from the earliest effective filing date until a patent is granted); and type C (delays due to interferences, secrecy orders, and successful appeals). The total amount of PTA is calculated by adding the types A, B, and C delays, and then subtracting any delay that is overlapped among three types or that is attributable to the applicant.

The term of a patent can also be shortened by a terminal disclaimer. A terminal disclaimer is a statement filed by a patent owner in which the owner disclaims or dedicates to the public the terminal part of the term of a patent. Often, the terminal disclaimer is filed in cases where at least one claim of a pending application would have been obvious in light of at least one claim in an earlier-filed patent, (or non-statutory obviousness-type double patenting rejection).

The patent positions of companies such as ours are generally uncertain and involve complex legal and factual questions. No consistent policy regarding the scope of claims allowable in patents in the field of method of use patents or reformulation patents has emerged in the U.S. patent laws and their interpretation outside of the U.S. are also uncertain. Changes in either the patent laws or their interpretation in the U.S. and other countries may diminish our ability to protect our technology or product candidates and enforce the patent rights that we license, and also could affect the value of such intellectual property. In particular, our ability to stop third parties from making, using, selling, offering to sell, or importing products that infringe our intellectual property will depend in part on our success in obtaining and enforcing patent claims that cover our technology, inventions, and improvements. With respect to both licensed and company owned intellectual property, we cannot guarantee that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications we may file in the future, nor can we be sure that any patents that may be granted to us in the future will be commercially useful in protecting our products, the methods of use, or the manufacture of those products. In addition, if a pending patent application is granted, it is possible that only a subset of the claims that are currently contained in the pending patent application will be issued. Further, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Patent and other intellectual property rights in the pharmaceutical and biotechnology space are evolving and involve many risks and uncertainties. For example, third parties may have blocking patents that could be used to prevent us from commercializing our product candidates and practicing our proprietary technology, and the issued patents that we in-license and those that may issue in the future may be challenged, invalidated, or circumvented, which could limit our ability to stop competitors from marketing related products or could limit the term of patent protection that otherwise may exist for our product candidates. In addition, the scope of the rights granted under any issued patents may not provide us with protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies outside the scope of the rights granted under any issued patents that we own or exclusively in license. For these reasons, we may face competition with respect to our product candidates. Moreover, because of the extensive time required for development, testing, and regulatory review of a potential product, it is possible that, before any particular product candidate can be commercialized, any patent protection for such product may expire or remain in force for only a short period following commercialization, thereby reducing the commercial advantage the patent provides. For additional information regarding intellectual property regulations and risks, see below under “Immuno-Oncology Intellectual Property” and Part I, Item 1A, “Risk Factors - Risks Related to Our Intellectual Property.”

Immuno-Oncology

On April 19, 2022, we announced the formation of a wholly owned subsidiary, OnkosXcel to develop potentially transformative medicines in oncology. OnkosXcel uses proprietary AI capabilities to drive the capital-efficient development of innovative anti-cancer therapeutics. On March 14, 2023, we announced that OnkosXcel had confidentially submitted a draft registration statement on Form S-1 with the SEC relating to the proposed initial public offering of its common stock following its conversion into a corporation. The Company is continuing to evaluate strategic options for OnkosXcel. With the Company’s Reprioritization announcement on August 14, 2023, further work on the immuno-oncology programs described below have generally been paused, except as noted below.

Our approach to drug discovery leverages the application and methodology of our proprietary AI-based research and development platform, complemented by EvolverAI, utilized in the successful development of IGALMITM with the aim of efficiently identifying and developing immuno-oncology product candidates. We believe that BXCL701 reflects the potential of this discovery approach in immuno-oncology. BXCL701 is an investigational, oral innate immune activator which demonstrated a 25% composite response rate in a Phase 2a clinical trial to treat patients with small cell neuroendocrine (“SCNC”)-phenotype metastatic castration-resistant prostate cancer (“mCRPC”). On February 12, 2024, the Company announced that the FDA has designated as a Fast Track development program the investigation of BXCL701 in combination with a checkpoint inhibitor for the treatment of patients with metastatic SCNC with progression on chemotherapy and no evidence of microsatellite instability. We intend to finalize a potential registrational trial design in mCRPC patients with SCNC phenotype following planned meetings with the FDA in the first half of 2024. However, the start of any such trial is paused following our Reprioritization.

mCRPC is often characterized as a “cold” tumor, which is a tumor with an immunosuppressive tumor microenvironment (“TME”) and poor immune cell infiltration. Currently approved checkpoint inhibitors (“CPIs”) that target programmed cell death 1 (“PD-1”) or cytotoxic T-lymphocyte-associated protein 4 (“CTLA-4") have failed to demonstrate meaningful single-agent activity against such difficult-to-treat tumor types, including mCRPC. BXCL701 is designed to promote an immune-induced inflammatory response in the TME primarily via inhibition of dipeptidyl peptidases (“DPP”) 8 and 9, which we believe can provide enhanced CPIs therapeutic utility. We believe BXCL701 can potentially provide significant benefits for the approximately 20% of the estimated 299,010 men who will be diagnosed with prostate cancer in the U.S. in 2024 and are expected to progress to the more aggressive mCRPC form of the disease, including approximately 20%, or 11,960, of those patients who develop the SCNC phenotype, for which there are currently limited treatment options. Immune checkpoints represent a myriad of inhibitory pathways that act to regulate the duration and intensity of an antigen-induced immune response and factor prominently in mediating immune tolerance. They function as critical gatekeepers that prevent the indiscriminate attack of normal host cells by components of the immune system. Certain cancers co-opt these pathways and overexpress immune checkpoint molecules to camouflage themselves to avoid detection and destruction. CPIs, designed to harness the intrinsic power resident in the immune system, work by disabling the suppressive function of immune checkpoints, allowing the immune system to bypass such cancers’ shield of immune tolerance. CPIs are expected to generate sales of more than $50 billion worldwide by 2025, up from sales of approximately $29 billion in 2020. While CPIs have proven to be a significant advancement in cancer therapy, those currently approved by the FDA do not produce meaningful results in a majority of patients, as the clinical benefit is generally viewed to be limited to between 13% and 30% of cancer patients, and the duration of response is relatively short.

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

Accordingly, we believe BXCL701 may have utility in stimulating increased activation, proliferation, and infiltration of tumor cells by immune effector cells, enabling its potential application in combination with currently approved CPIs, across a range of solid tumors and hematological malignancies, to potentially:

●	Convert immunological cold tumors into ones sensitive to CPIs;
●	Enhance hot tumors’ response rate and depth of response to CPIs; and
●	Restore CPI sensitivity to tumors that were previously responsive.

Central to our drug discovery initiatives are proprietary, AI-driven platform technologies we employ to identify novel therapeutic uses for approved therapeutics and candidates in clinical evaluation. The first and most advanced of our AI-driven discovery programs is our innate immune modulation program, which supported the pursuit of BXCL701 as a development candidate. We believe the application of this program provides us actionable insights into the inflammasome, a component of the innate immune system responsible for activation of the inflammatory response. We are working to develop our second AI-driven product candidate, BXCL702, by leveraging our innate immunity modulation program via re-innovation or in-licensing and we intend to nominate a candidate by 2025.

Our Immuno-Oncology Programs

Below is a summary of the status of our immuno-oncology clinical development programs as of the date of this Annual Report on Form 10-K. We believe our product candidates, if successfully developed and approved, have the potential to become compelling treatment options for their respective indications. With our Strategic Reprioritization announcement on August 14, 2023, further work on our immuno-oncology program has been paused, other than as noted below.

An Overview of the Immune System

The immune system is a host defense system comprised of multiple structures and processes within an organism that protects against disease. As with other mammalian species, the human immune system is comprised of the innate immune system and the adaptive immune system. The innate immune system involves an immediate, non-specific response to infected or diseased cells. Triggering its activation are pathogen-associated and damage-associated molecular patterns recognized by pattern-recognition receptors, which reside on the surface of various types of leukocytes, or white blood cells, making up the innate immune system including phagocytes, eosinophils, and natural killer cells. The innate immune response also participates in promoting activity of the adaptive immune system.

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

As key regulators of the immune system, immune checkpoints are critical gatekeepers that prevent the indiscriminate attack of normal host cells by components of the immune system. Their suppressive function usually depends on ligand-induced signaling, with protein structures on the surface of immune effector cells binding to complementary molecular structures on partnered cells. This signaling not only dampens the generation of co-stimulatory cytokines instrumental in triggering and sustaining a robust immune response, such as interleukin 2 and interferon gamma, but also results in an upregulation of regulatory T cells, which acts to further suppress immune effector cell activity. These factors bias the immune response towards anergy and senescence rather than activation and proliferation. Certain tumors co-opt these pathways and overexpress immune checkpoint molecules on their cell surface to camouflage themselves to evade detection and destruction by the immune system.

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

Immuno-Oncology Clinical Trials

Leveraging the insights enabled by the application and methodology of our proprietary AI-based platform complemented by EvolverAI, which was used to identify novel therapeutic uses for our approved therapeutics and product candidates in clinical evaluation, and our industry expertise, we are pursuing two proprietary discovery programs to advance our goal of developing anti-cancer therapeutics. The first program, which encompasses BXCL701 across a range of indications, is based on the application of innate immune modulation technology. This program has been constructed to embrace key distinguishing characteristics of the innate immune system and we believe it is supported by our development efforts. This approach has driven the development of BXCL701, which we are currently evaluating in a Phase 1b/2a clinical proof-of-concept trial as a potential treatment for mCRPC with either SCNC or adenocarcinoma phenotype. Fundamental to the innate immune modulation program is BXCL701’s potential to:

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

BXCL701 Innate Immune Activator

BXCL701 is an oral small molecule inhibitor of a class of enzymes called DPPs, specifically DPP8/9 and DPP4. Inhibition of DPP8/9 initiates activation of the inflammasome and ultimately activation of the innate immune system. Key characteristics of BXCL701 include:

●	Orally bioavailable, potentially sole inhibitor of both DPP8/9 and DPP4, key regulators of the inflammasome directed innate immune response, currently in clinical development for cancer.

●	Novel proposed mechanism of action may complement CPIs activity, enabling therapeutic access to immunologically cold tumors as well as other difficult-to-treat cancers, including relapsed or refractory tumor types.
●	Phase 2 clinical proof-of-concept achieved in treating mCRPC patients with either adenocarcinoma or SCNC phenotype.

The initial focus on mCRPC with SCNC phenotype is designed to provide for a more efficient clinical development pathway than current industry standards.

BXCL701 as a Potential Treatment for mCRPC

Prostate cancer is the most common malignancy and the second-leading cause of cancer-related deaths in men in the U.S. According to the American Cancer Society, approximately 299,010 men will be diagnosed with, and 35,250 men will die of, prostate cancer in 2024. The majority of these cases are classified as adenocarcinomas and involve low risk, localized or regional disease for which the five-year survival rate ranges from 60% to 99%. However, an estimated 20% of these newly diagnosed cases will progress to the more aggressive metastatic disease. The five-year survival rate for men with metastatic prostate cancer drops significantly, to approximately 30%. Approximately 20% of patients with mCRPC will develop the SCNC phenotype, which is characterized by poor prognosis and low survival rate with a five-year life expectancy of 14%.

Prostate function requires the presence of various androgens, such as testosterone. Early cancerous prostate cells typically also require androgens to proliferate. Accordingly, aggressive forms of prostate cancer can initially be treated using androgen deprivation therapy (“ADT”). While ADT offers temporary therapeutic benefit, in almost all patients the treatment eventually loses efficacy, referred to as “castration resistance.” Cases of castration-resistant prostate cancer (“CRPC”) are generally treated with a second-generation androgen receptor (“AR”) inhibitor, such as XTANDI® (enzalutamide), or an androgen synthesis inhibitor, such as ZYTIGA® (abiraterone), which targets the enzyme CYP17 to block the production of testosterone. These therapeutics have widely become the standard of care, though only ZYTIGA has been approved to treat mCRPC, as well as metastatic high-risk castration-sensitive prostate cancer. XTANDI has been approved to treat CRPC and metastatic castration-sensitive prostate cancer.

Virtually all patients who initially respond to ZYTIGA and XTANDI are expected to progress to even more aggressive forms of prostate cancer requiring further treatment. Patients whose disease has progressed after treatment with these second-generation targeted endocrine therapies are administered a docetaxel containing drug regimen that provides a survival benefit of only 10 months. The poly-ADP ribose polymerase (“PARP”) inhibitors LYNPARZA® (olaparib) and RUBRACA® (rucaparib) are approved for the treatment of mCRPC in patients whose disease has progressed after receiving XTANDI or ZYTIGA, but their approval is limited to instances of mCRPC linked to a BRCA gene mutation. As such, an unmet medical need remains for patients with mCRPC who are not eligible for PARP inhibitor treatment after treatment with the targeted endocrine therapy and docetaxel.

In addition, a number of men, both newly diagnosed patients and men whose disease has progressed after second-generation targeted endocrine therapy, will develop an aggressive tumor that typically expresses very little AR and accordingly does not respond to therapeutics targeting the AR signaling pathway. Prostate cancer with this phenotype is referred to as SCNC, for which there is currently no effective treatment. The incidence of SCNC is increasing with the widespread use of AR inhibitor therapy. Treatment protocols for patients with SCNC typically involve cytotoxic chemotherapies despite their short duration of response and considerable toxicities. These patients represent an additional unmet medical need among men with prostate cancer. We believe BXCL701 may prove efficacious in addressing the unmet needs of both adenocarcinoma and SCNC prostate cancer phenotypes.

mCRPC is often characterized as a cold tumor, or a tumor with an immunosuppressive TME and poor immune cell infiltration. Currently approved CPIs, which target PD-1 and CTLA-4, have not demonstrated significant single-agent therapeutic activity. For instance, a Phase 2 investigator sponsored trial (“IST”) to assess the efficacy of the PD-L1 inhibitor avelumab, marketed by EMD Serono and Pfizer as BAVENCIO ®, to treat mCRPC with SCNC phenotype, as well as aggressive variant prostate cancer with adenocarcinoma histology, generated an ORR of 6.7% (representing 1 of 15 patients who was known to be microsatellite instability-high, an established marker of response to CPIs).

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

We received initial comments from the FDA on our proposed clinical development plan, and we plan to meet with the FDA in an End-of-Phase 2 meeting in the first half of 2024 to discuss the development path forward. However, the start of any such additional trial is paused following the Company’s Reprioritization. The Phase 1b portion of our Phase 1b/2 clinical trial was a dose escalation safety lead-in which employed a standard 3 x 3 trial design to determine the recommended Phase 2 dose (“RP2D”). During each 21-day treatment cycle, 200 mg of pembrolizumab were administered intravenously on day one, with BXCL701 taken twice daily on days one through 14, for a minimum of two cycles. The results of this Phase 1b trial, which were presented at The Society for Immunotherapy of Cancer’s 35th Anniversary Annual Meeting, allowed us to identify 0.3 mg, taken twice daily, as the RP2D.

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

We believe the results observed in the Phase 2a trial of BXCL701 administered in combination with pembrolizumab support further development.

We were particularly encouraged by the results observed in the cohort consisting of mCRPC patients with SCNC phenotype. Updated Phase 2a results for the SCNC cohort were presented at the 30th Annual Prostate Cancer Foundation Scientific Retreat (PCF 2023). BXCL701 in combination with pembrolizumab demonstrated a 25% (seven out of 28 evaluable patients) composite response rate in mCRPC patients with SCNC phenotype, for whom there is no standard of care. As of a data cutoff of September 6, 2023, five of these responders were RECIST 1.1 responders (four confirmed responses and one unconfirmed response) with decreases in tumor size ranging from -45% to -67% and a median duration of response of 7.6 months.

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

On October 10, 2023, we reported positive overall survival (OS) results from the Phase 2a portion of the trial in SCNC patients. BXCL701 in combination with pembrolizumab demonstrated a compelling median OS and 12-month survival rate. As of a data cutoff of September 6, 2023, evaluable patients with SCNC (n = 28) showed a median OS of 13.6 months (95% CI 10.9–NR), and a 12-month survival rate of 56.5%.

On February 12, 2024 the Company announced that the FDA designated as a Fast Track development program the investigation of BXCL701 in combination with a checkpoint inhibitor for treatment of patients with metastatic SCNC with progression on chemotherapy and no evidence of microsatellite instability.

The Phase 2a trial has also been completed for the adenocarcinoma cohort. Updated results for this trial cohort were also presented at PCF 2023. BXCL701 in combination with pembrolizumab demonstrated a 21% (six out of 29 evaluable patients) composite response rate in mCRPC patients with adenocarcinoma phenotype, for whom there are limited treatment options. As of a cutoff date of September 6, 2023, five of these composite responders were RECIST 1.1 responders (four confirmed responses and one unconfirmed response) with decreases in tumor size ranging from -30% to -99% and a median duration of response to 19 months.

As of the cutoff date of December 19, 2022, the majority of AEs experienced by patients in the adenocarcinoma cohort were low grade. AEs consistent with cytokine activation were observed, including fever, myalgia, nausea, chills, fatigue, dyspnea, headache and dizziness. SAEs experienced by five patients (12%) were reported as possibly related to BXCL701 or pembrolizumab: two reports of hypotension; one report of dizziness; one report of peripheral edema; one report of pyrexia; one report of Myasthenia Gravis; and one report of Cytokine Release Syndrome. Two patients (5%) discontinued therapy due to AEs. There was no evidence that BXCL701 potentiated immune-related AEs related to CPIs. The table below summarizes treatment-related AEs observed in the adenocarcinoma cohort.

Adenocarcinoma Safety Results

Prostate Cancer Foundation
Curing Together.
2023

Treatment-Emergent Adverse Events	n = 42 n (%)
Any Grade	**39** (93)
Attributed to BXCL701	*36 (86)*
Attributed to Pembrolizumab	*32 (76)*
Grade 3	**22** (52)
Grade 4	**2** (5)
Grade 5	**1*** (2)
AE Leading to Treatment Discontinuation	**2** (5)
Attributed to BXCL701	*2 (5)*
Attributed to Pembrolizumab	*2 (5)*

** Grade 5 Disease Progression Not Related to Drug Treatment*
n = number of patients experiencing an AE

AEs consistent with cytokine activation were observed

Treatment-Related Adverse Events Safety Population n = 42
0%
5%
10%
15%
20%
25%
30%
35%
40%
45%
50%
Fatigue
18
43%
Nausea
13
31%
Vomiting
9
21%
White Blood Cell Count Decreased
8
19%
Dizziness
7
19%
Hypotension
5
17%
Pruritus
7
17%
Platelet Count Decreased
7
17%
Decreased Appetite
7
17%
Anemia
3
12%
Hypoalbuminaemia
4
12%
Diarrhea
5
12%
Dry Mouth
5
12%
Hypothyroidism
5
12%
Grade 1-2
Grade ≥3

TRAEs at least possibly related to BXCL701 or pembrolizumab, occurring in >10% of patients

On November 8, 2023, we reported positive OS results from the Phase 2a portion of the trial in patients with adenocarcinoma. As of a data cutoff of September 6, 2023, among evaluable patients with adenocarcinoma (n = 29) BXCL701 in combination with pembrolizumab demonstrated a median OS of 15.5 months (95% CI 9.6–NR), and a 12-month survival rate of 59.3%.

BXCL701 as a Potential Treatment for Small Cell Lung Cancer (“SCLC”)

The American Cancer Society estimates that in 2024, about 35,187 cases of SCLC will be diagnosed in the U.S. Approximately 60-70% of these patients present with extensive disease, and first-line therapy for a majority of these patients involves the combination of a CPI with platinum-based chemotherapy or etoposide.

We are encouraged by the therapeutic potential of BXCL701 for SCLC given the activity it has demonstrated in the ongoing SCNC clinical trial. We are preparing the protocol for a Phase 1b/2 trial design to be a dose-escalation safety lead-in to establish a RP2D. However, the start of any such trial is paused following the Reprioritization.

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

Pancreatic Cancer

The American Cancer Society estimates that in 2024, approximately 66,440 cases of pancreatic cancer will be diagnosed in the U.S. We are supporting a Phase 2 IST sponsored by Georgetown Lombardi Comprehensive Cancer Center (“Georgetown Lombardi”), designed to evaluate the use of BXCL701 along with pembrolizumab to treat pancreatic cancer. Few therapeutic options are available for patients with this disease, which has a five-year survival rate of less than 10%, among the lowest of all cancers. Pancreatic cancer has among the highest levels of overexpression and amplification of DPPs. Preclinical models demonstrated synergy between DPP inhibition with BXCL701 and anti-PD-1 antibody in the pancreatic cancer tumor microenvironment. Based on these preclinical observations, Georgetown Lombardi has initiated a Phase 2 IST to assess the safety of BXCL701 when administered in combination with pembrolizumab (safety lead-in), as well as to estimate the 18-week progression-free survival rate (primary objective of the efficacy phase) in previously treated metastatic pancreatic ductal adenocarcinoma. This trial started in the third quarter of 2023. On February 6, 2024, we announced the completion of patient enrollment in the safety lead-in portion of the trial. As part of the trial’s safety lead-in, the first six patients have been enrolled and will be observed for a six-week safety window period. The trial is then expected to enroll approximately 39 patients in its efficacy phase in a Simon 2-stage single-arm, open-label design (19 patients in stage 1 and 20 patients in stage 2). Patients will be monitored radiographically and by tumor markers for response assessment. Tumor biopsies and blood samples will also be collected over the course of treatment to better understand the potential mechanism of action for the combination. The human proof of concept portion of the trial is expected to start in the first half of 2024.

Relapsed or Refractory AML

The American Cancer Society estimates that in 2024, about 20,800 new cases of AML will be diagnosed in the U.S. We are supporting a Phase 1b IST sponsored by the Dana-Farber Cancer Institute (“Dana-Farber”) designed to evaluate the use of BXCL701, along with the current standard of care to treat relapsed or refractory AML. We believe that pyroptosis triggered by BXCL701 may provide potent single agent cytotoxicity directed towards AML. We also believe that DPP9 copy number may provide an actionable biomarker, as high copy number has been observed to correlate with BXCL701 toxicity in human AML cell lines. DPP8/9 inhibition has been shown to be cytotoxic to THP-1 cells, monocytic cancer cells cultured from a patient with AML, but not other cell lines, suggesting a specific vulnerability of AML to these inhibitors which we believe can be exploited for therapeutic benefit. Based on these preclinical observations, Dana-Farber has initiated a Phase 1b trial to assess the safety of BXCL701 and to determine the maximum tolerated dose or the RP2D of BXCL701 as a single agent. This trial started in the first quarter of 2023. Subject to successful completion of this Phase 1b trial, we anticipate that Dana-Farber will conduct further studies to determine BXCL701's objective response rate in AML in combination with the standard of care.

Other Potential Anti-cancer Programs

We collaborated with the University of Texas MD Anderson Cancer Center in a Phase 2a IST to evaluate the potential efficacy of BXCL701 administered in combination with pembrolizumab in patients with advanced solid cancer. The design of this open label trial included two cohorts and incorporated a two-stage configuration, which allowed for an expansion of patient enrollment to a total of 17 patients in each cohort if a RECIST 1.1 complete response or partial response was observed in at least one of the initial nine patients. The first cohort enrolled patients who previously had not received CPI therapy, with a second cohort consisting of patients that were either refractory to CPI therapy or had relapsed while on CPI therapy, meaning that no further response to CPI treatment is anticipated among patients in the second cohort. Trial participants received 200 mg of pembrolizumab on day 1 of a 21-day cycle, with 0.2 mg of BXCL701 administered twice-daily (“BID”) on days 1 through 7 during the first cycle, the dose increasing to 0.3 mg BID on Days 8 through 14 during the first and the subsequent cycles. Evaluable trial participants were required to receive a minimum of two treatment cycles. A preliminary assessment of BXCL701 dosed in combination with a CPI, as of completion of the first stage, noted responses in one patient in each of the CPI naïve and CPI refractory/relapsed cohorts, including a partial response in CPI-naïve, microsatellite stable endometrial carcinoma, PD-L1 negative (CPS <1) and a partial response in CPI-refractory uveal melanoma. These preliminary results were presented at the 2021

American Society of Clinical Oncology annual meeting (ASCO 2021). Patient enrollment in this trial was completed in the third quarter of 2022.

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

We face substantial competition from multiple sources, including large and specialty pharmaceutical, biopharmaceutical and biotechnology companies, academic research institutions and governmental agencies, and public and private research institutions. Our competitors compete with us on the level of the technologies employed, or on the level of development of product candidates. In addition, many small biotechnology companies have formed collaborations with large, established companies to (i) obtain support for their research, development, and commercialization of products or (ii) combine several treatment approaches to develop longer lasting or more efficacious treatments that may potentially directly compete with our current or future product candidates. We anticipate that we will continue to face increasing competition as new therapies and combinations thereof, technologies, and data emerge within the field of immunotherapy and, furthermore, within the treatment of infectious diseases and cancers.

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

Large pharmaceutical companies that have commercialized or are developing immunotherapies to treat cancer include AstraZeneca AB, Bristol-Myers Squibb Company, Merck & Co., Inc., Novartis AG, Pfizer Inc., and F. Hoffmann-La Roche Ltd.

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

Immuno-Oncology Intellectual Property

Intellectual property is of vital importance in our field and in biotechnology generally. We seek to protect and enhance proprietary technology, inventions, and improvements that are commercially important to the development of our business by seeking, maintaining, enforcing, and defending patent and other intellectual property rights, whether developed internally or licensed from third parties. We will also seek to rely on regulatory protection afforded through inclusion in expedited development and review, data exclusivity, market exclusivity, and patent term extensions where available.

As of February 29, 2024, we have multiple patent families filed to protect our immuno-oncology program, including our core patent family directed to methods of using BXCL701 with immune checkpoint inhibitors, which is granted in the U.S., Japan, Australia, Canada, Russia, China, South Africa, Mexico, New Zealand, and United Arab Emirates, and

with at least one pending application in the U.S., China, Mexico, the Republic of Korea, New Zealand, Russia, Australia, Brazil, Hong Kong, and Europe. Patents issued from this family, if any, are expected to expire no earlier than 2036. We have one additional patent issued in the U.S. directed to a method of selecting patients based on a biomarker, with an expected expiration date no earlier than 2039.

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

Our Relationship with BioXcel LLC

BioXcel LLC currently holds an ownership interest of approximately 29% in the Company and our pipeline compounds were identified by applying our growing internal AI capabilities, along with BioXcel LLC’s EvolverAI, a proprietary pharmaceutical discovery and development engine, for drug re-innovation.

We entered into the Amended and Restated Asset Contribution Agreement (the “Contribution Agreement”), pursuant to which BioXcel LLC, agreed to contribute BioXcel LLC’s rights, title and interest in BXCL501, BXCL701, BXCL502 and BXCL702, and all of the assets and liabilities associated in consideration for (i) 9,480,000 shares of our common stock, (ii) $1 million upon completion of an initial public offering, (iii) $500,000 upon the later of the 12-month anniversary of an initial public offering and the first dosing of a patient in the bridging bioavailability/bioequivalence study for the BXCL501 program, (iv) $500,000 upon the later of the 12 month anniversary of an initial public offering and the first dosing of a patient in the Phase 2 proof of concept open-label monotherapy or combination trial with Keytruda for the BXCL701 program and (v) a one-time payment of $5 million within 60 days after the achievement of $50 million in cumulative net sales of any product or combination of products resulting from the development and commercialization of any one of the contributed product candidates or a product derived therefrom. As of December 31, 2023, all of the foregoing have been paid except for (v).

We entered into a Separation and Shared Services Agreement with BioXcel LLC that took effect on June 30, 2017, as amended and restated thereafter (the “Services Agreement”), pursuant to which services provided by BioXcel LLC through its subsidiaries in India and the U.S. will continue indefinitely, as agreed upon by the parties. These services include certain intellectual property prosecution and management and research and development activities. The Company has an option, exercisable until December 31, 2024, to enter into a collaborative services agreement with BioXcel LLC pursuant to which BioXcel LLC shall perform product identification and related services for us utilizing EvolverAI, its proprietary pharmaceutical discovery and development engine. To maintain the ability to exercise the foregoing option, pursuant to an amendment to the Services Agreement effective as of April 19, 2022, the Company has agreed to pay BioXcel LLC $18,000 per month from March 13, 2023 to December 31, 2024. The parties are obligated to negotiate the collaborative services agreement in good faith and to incorporate reasonable market-based terms, including consideration for BioXcel LLC reflecting a low, single-digit royalty on net sales and reasonable development and commercialization milestone payments, provided that (i) development milestone payments shall not exceed $10 million in the aggregate and not be payable prior to proof of concept in humans and (ii) commercialization milestone payments shall be based on reaching annual net sales levels, be limited to 3% of the applicable net sales level, and not exceed $30 million in the aggregate.

Service charges recorded under the Services Agreement were $1.3 million and $1.4 million for the years ended December 31, 2023 and 2022, respectively.

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

U.S. Drug Development Process

In the U.S., the FDA regulates drugs under the federal Food, Drug, and Cosmetic Act (“FDCA”), and its implementing regulations. The process required by the FDA before a drug may be marketed in the U.S. generally involves the following:

●	completion of preclinical laboratory tests, animal studies, and formulation studies in accordance with FDA’s Good Laboratory Practice requirements and other applicable regulations;
●	submission to the FDA of an IND, which must become effective before human clinical trials may begin;
●	approval by an independent Institutional Review Board (“IRB”) or ethics committee at each clinical site before each clinical trial may be initiated;
●	performance of adequate and well-controlled human clinical trials in accordance with good clinical practices (“GCPs”) to establish the safety and efficacy of the proposed drug for its intended use;
●	preparation of and submission to the FDA of an NDA after completion of all pivotal clinical trials;
●	a determination by the FDA within 60 days of its receipt of an NDA to file the application for review;
●	satisfactory completion of an FDA advisory committee review, if applicable;
●	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current Good Manufacturing Practice (“cGMP”) requirements to assure that the facilities, methods, and controls are adequate to preserve the drug’s identity, strength, quality and purity, and potential inspection of selected clinical investigation sites to assess compliance with GCPs; and
●	FDA review and approval of the NDA to permit commercial marketing of the product for specified indications for use in the U.S.

Prior to beginning the first clinical trial with a product candidate in the U.S., a sponsor must submit an IND to the FDA. An IND is a request for allowance from the FDA to administer an investigational new drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical studies. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology, and pharmacodynamic characteristics of the product; chemistry, manufacturing, and controls information; and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before any clinical trials can begin. Submission of an IND may or may not result in FDA allowance to begin a clinical trial.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCPs, which include among other things, the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. While the IND is active, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report, among other information, must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and its investigators for actual or suspected serious and adverse events, along with any findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs and findings from animal or in vitro testing suggesting a significant risk to humans, as well as any clinically important increased incidence of a suspected serious adverse reaction compared to that listed in the protocol or investigator brochure.

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

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

●	Phase 1: The product candidate is initially introduced into healthy human subjects or patients with the target disease or condition. These studies are designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness.
●	Phase 2: The product candidate is administered to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages and dosing schedule, and to identify possible adverse side effects and safety risks. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.
●	Phase 3: The product candidate is administered to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product labeling.

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

U.S. Review and Approval Process

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, including results from preclinical and other non-clinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product. Data can come from company-sponsored clinical studies intended to test the safety and effectiveness of a use of the product, or from a number of alternative sources, including studies initiated by independent investigators. The submission of an NDA is subject to the payment of substantial user fees; a waiver of such fees may be obtained under certain limited circumstances. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

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

After the FDA evaluates an NDA and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter or a Complete Response Letter (“CRL”). An approval letter authorizes commercial marketing and sale of the product with specific prescribing information for specific indications. A CRL usually describes the specific deficiencies in the NDA identified by the FDA and may require additional clinical data, including additional clinical trials, or other significant and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. If a CRL is issued, the sponsor must resubmit the NDA or, address all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the NDA does not satisfy the criteria for approval.

If regulatory approval of a product is granted, such approval will be granted for specific indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the NDA with a Risk Evaluation and Mitigation Strategy (“REMS”) to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a medicine and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. The FDA may also require one or more post-market studies and additional surveillance programs to further assess and monitor the product’s safety and effectiveness after commercialization and may limit further marketing of the product based on the results of these post-marketing studies.

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

Any application for a drug submitted to the FDA for approval, including a product candidate with a Fast Track designation and/or Breakthrough Therapy designation, may be eligible for other FDA review programs intended to expedite the FDA review and approval process, such as priority review. An NDA is eligible for priority review if the product candidate is designed to treat a serious or life-threatening disease or condition, and if approved, would provide a significant improvement in safety or effectiveness compared to available alternatives for such disease or condition. For new-molecular-entity NDAs, priority review designation means the FDA’s goal is to take action on the application within six months of the 60-day filing date, or with respect to non-new-molecular-entity NDAs, within six months of the NDA receipt date.

Additionally, depending on the design of the applicable clinical studies, product candidates studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled confirmatory clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit, and may require that such confirmatory studies be underway prior to granting accelerated approval. Products receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required confirmatory studies or if such studies fail to verify the predicted clinical benefit. In addition, the FDA currently requires pre-approval of promotional materials as a condition for accelerated approval, which could adversely impact the timing of the commercial launch of the relevant product.

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

A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the disease or condition for which it received orphan designation. In addition, orphan drug exclusive marketing rights in the U.S. may be lost if the FDA later determines that the request for designation was materially defective or, as noted above, if a second applicant demonstrates that its product is clinically superior to the approved product with orphan exclusivity or the manufacturer of the approved product is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

Post-approval Requirements

Drug products manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse events, periodic reporting, product sampling and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual program fees for any marketed products. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

●	Restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market, or product recalls;
●	fines, warning letters, or untitled letters;
●	clinical holds on clinical studies;
●	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product approvals;
●	product seizure or detention, or refusal to permit the import or export of products;
●	consent decrees, corporate integrity agreements, debarment or exclusion from federal health care programs;
●	mandated modification of promotional materials and labeling and the issuance of corrective information;
●	the issuance of safety alerts, Dear Healthcare Provider letters, press releases, and other communications containing warnings or other safety information about the product; or
●	injunctions or the imposition of civil or criminal penalties.

The FDA closely regulates the marketing, labeling, advertising, and promotion of drug products. A company can make only those claims relating to safety and efficacy, purity and potency that are approved by the FDA and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe, in their independent professional medical judgment, legally available products for uses that are not described in the product’s labeling and that differ from those approved by the FDA. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturers’ communications on the subject of off-label use of their products. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA-approved labelling.

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

The Hatch-Waxman Act establishes periods of non-patent regulatory exclusivity for certain approved drug products, during which the FDA cannot approve (or in some cases accept) an ANDA or 505(b)(2) application that relies on the branded reference drug. For example, the holder of an NDA, including a 505(b)(2) NDA, may obtain five years of non-patent data exclusivity upon approval of a new drug containing new chemical entities that have not been previously approved by the FDA. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the therapeutic activity of the drug substance. During the exclusivity period, the FDA may not accept for review an ANDA or a 505(b)(2) NDA submitted by another company that contains the previously approved active moiety. However, an ANDA or 505(b)(2) NDA may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The Hatch-Waxman Act also provides three years of non-patent exclusivity to the holder of an NDA (including a 505(b)(2) NDA) for a particular condition of approval, or change to a marketed product, such as a new formulation for a previously approved product, if one or more new clinical studies (other than bioavailability or bioequivalence studies) was essential to the approval of the application and was conducted or sponsored by the applicant. This three-year exclusivity period protects against FDA approval of ANDAs and 505(b)(2) NDAs for the condition of the new drug's approval. As a general matter, the three-year exclusivity does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for generic versions of the original, unmodified drug product. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA; however, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and efficacy.

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

After a device is placed on the market, it remains subject to significant regulatory requirements. Medical devices may be marketed only for the uses and indications for which they are cleared or approved. Device manufacturers must also establish registration and device listings with the FDA. A medical device manufacturer’s manufacturing processes and those of its suppliers are required to comply with the applicable portions of the QSR, which currently cover the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging and shipping of medical devices. Domestic facility records and manufacturing processes are subject to periodic unscheduled inspections by the FDA. The FDA also may inspect foreign facilities that export products to the U.S.

In January 2024, the FDA announced that it intends to initiate the process to reclassify most in vitro diagnostic tests (“IVDs”) that are currently Class III into Class II, including companion diagnostics. If such reclassification efforts occur, any companion diagnostics that are the subject of the down-classification may no longer require premarket approval, but rather may become subject to the generally less burdensome 510(k) clearance process.

International Regulations

In addition to regulations in the U.S., we are and will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials, marketing authorization, post-marketing requirements, and any commercial sales and distribution of our products. We must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of any products in those countries. The requirements and process governing the conduct of clinical trials, product licensing, pricing, and reimbursement vary from country to country. Failure to comply with applicable foreign regulatory requirements, may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions, and criminal prosecution.

Non-Clinical Studies and Clinical Trials

Similar to the U.S., the various phases of non-clinical and clinical research in the EU are subject to significant regulatory controls.

Non-clinical studies are performed to demonstrate the health or environmental safety of new chemical or biological substances. Non-clinical (pharmaco-toxicological) studies must be conducted in compliance with the principles of good laboratory practice (“GLP”) as set forth in EU Directive 2004/10/EC (unless otherwise justified for certain particular medicinal products, e.g., radio-pharmaceutical precursors for radio-labeling purposes). In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.

Clinical trials of medicinal products in the EU must be conducted in accordance with EU and national regulations and the International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use (“ICH”) guidelines on GCP as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. If the sponsor of the clinical trial is not established within the EU, it must appoint an EU entity to act as its legal representative. The sponsor must take out a clinical trial insurance policy, and in most EU countries, the sponsor is liable to provide ‘no fault’ compensation to any study subject injured in the clinical trial.

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

While the EU Clinical Trials Directive required a separate clinical trial application (“CTA”) to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, much like the FDA and IRB, respectively, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The CTA must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed.

The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the EU Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the EU Clinical Trials Directive remain governed by said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR.

During the development of a medicinal product, the EMA and national regulators provide the opportunity for dialogue and guidance on the development program. At the EMA level, this is usually done in the form of scientific advice, which is given by the Scientific Advice Working Party of the Committee for Medicinal Products for Human Use (“CHMP”). A fee is incurred with each scientific advice procedure. Advice from the EMA is typically provided based on questions concerning, for example, quality (chemistry, manufacturing and controls testing), nonclinical testing and clinical trials, and pharmacovigilance plans and risk-management programs. Advice is not legally binding to any future MA application (“MAA”) of the product concerned.

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

Data and Marketing Exclusivity

The EU also provides opportunities for market exclusivity. Upon receiving an MA, reference product generally receives eight years of data exclusivity and an additional two years of market exclusivity. If granted, the data exclusivity period prevents generic or biosimilar applicants from relying on the pre-clinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar MA in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until 10 years have elapsed from the initial MA of the reference product in the EU. The overall 10-year market exclusivity period can be extended to a maximum of 11 years if, during the first eight years of those 10 years, the MA holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be a new chemical entity, and products may not qualify for data exclusivity.

Orphan Medicinal Products

The criteria for designating an “orphan medicinal product” in the EU are similar in principle to those in the U.S. A medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention, or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify investment; and (3) there exists no satisfactory method of diagnosis, prevention, or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition.

The application for orphan drug designation must be submitted before the MAA. Orphan designation entitles a party to incentives such as fee reductions or fee waivers, protocol assistance, and access to the Centralized MA process. Upon grant of a MA, orphan medicinal products are entitled to 10 years of market exclusivity for the approved therapeutic indication. During the 10-year market exclusivity period, the competent authorities cannot accept a MAA, or grant a

MA, or accept an application to extend a MA, for the same indication, in respect of a similar medicinal product. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed pediatric investigation plan (“PIP”). No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The 10-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, a MA may be granted to a similar product for the same indication at any time if (1) the second applicant can establish that its product, although similar, is safer, more effective, or otherwise clinically superior; (2) the applicant consents to a second orphan medicinal product application; or (3) the applicant cannot supply enough orphan medicinal product.

Failure to comply with EU and member state laws that apply to the conduct of clinical trials, manufacturing approval, MA of medicinal products and marketing of such products, both before and after grant of the MA, manufacturing of pharmaceutical products, statutory health insurance, bribery and anti-corruption or with other applicable regulatory requirements may result in administrative, civil, or criminal penalties. These penalties could include delays or refusal to authorize the conduct of clinical trials, or to grant MA, product withdrawals and recalls, product seizures, suspension, withdrawal or variation of the MA, total or partial suspension of production, distribution, manufacturing or clinical trials, operating restrictions, injunctions, suspension of licenses, fines, and criminal penalties.

The aforementioned EU rules are generally applicable in the European Economic Area (“EEA”), which consists of the 27 EU member states plus Iceland, Liechtenstein, Norway, Switzerland and Turkey, as well as cooperating countries Albania, Bosnia and Herzegovina, Kosovo, Montenegro, North Macedonia, and Serbia.

Since the end of the Brexit transition period on January 1, 2021, Great Britain (England, Scotland and Wales) has not been directly subject to EU laws, however under the terms of the Ireland/Northern Ireland Protocol, EU laws generally apply to Northern Ireland. The EU laws that have been transposed into UK law through secondary legislation remain applicable in Great Britain, however new legislation such as the EU CTR is not applicable in Great Britain (“GB”).

The Trade and Cooperation Agreement (“TCA”) became effective on January 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of Good Manufacturing Practice (“GMP”) inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations.

Other Foreign Regulations

For other countries outside of Europe, such as countries in Eastern Europe, Latin America, or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing, and reimbursement vary from country to country. In all cases, the clinical trials are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions, and criminal prosecution.

Regulation of Companion Diagnostics

In the EU, in vitro diagnostic medical devices were regulated by Directive 98/79/EC, which regulated the placing on the market, the CE marking, the essential requirements, the conformity assessment procedures, the registration obligations for manufacturers and devices, as well as the vigilance procedure. In vitro diagnostic medical devices had to comply with the requirements provided for in the Directive, and with further requirements implemented at national level (as the case may be).

The regulation of companion diagnostics is subject to further requirements since in-vitro medical diagnostic devices Regulation (No 2017/746) (“IVDR”) became applicable on May 26, 2022. The IVDR applies since May 26, 2022, but there is a tiered system extending the grace period for many devices (depending on their risk classification) before they have to be fully compliant with the Regulation.

The IVDR introduced a new classification system for companion diagnostics, which are now specifically defined as diagnostic tests that support the safe and effective use of a specific medicinal product, by identifying patients that are suitable or unsuitable for treatment. Companion diagnostics will have to undergo a conformity assessment by a notified body. Before it can issue an EU certificate, the notified body must seek a scientific opinion from the EMA on the suitability of the companion diagnostic to the medicinal product concerned if the medicinal product falls exclusively within the scope of the centralized procedure process for the authorization of medicines, or the medicinal product is already authorized through the centralized procedure process, or an MAA for the medicinal product has been submitted through the centralized procedure process. For other substances, the notified body can seek the opinion from a national competent authority or the EMA.

The aforementioned EU rules are generally applicable in the EEA.

Pharmaceutical Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of drug products for which we obtain regulatory approval. In the U.S. and other countries, sales of products for which we receive regulatory approval for commercial sale will depend in part on the availability of reimbursement from third-party payors. Third-party payors include government health administrative authorities, managed care providers, private health insurers, and other organizations. The process for determining whether a payor will provide coverage for a drug product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the drug product. Third-party payors may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the FDA-approved drugs for a particular indication. Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain FDA approvals. Our product candidates may not be considered medically necessary or cost-effective. A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

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

To raise sufficient financial resources to commercialize our approved products and continue to advance our product candidates, we will need to address pricing pressures and potential third-party reimbursement coverage for our approved products and product candidates. In the U.S. and elsewhere, sales of pharmaceutical products depend in significant part on the availability of reimbursement to the consumer from third-party payors, such as government payors, like Medicare and Medicaid, and private insurance plans. Third-party payors are increasingly challenging the prices charged for medical products and services. It is and will continue to be time consuming and expensive for us or our strategic collaborators to go through the process of seeking reimbursement from Medicare and private payors. Our products may not be considered cost-effective, and coverage and reimbursement may not be available or sufficient to allow us to sell our products on a competitive and profitable basis.

Healthcare Reform

We participate in the Medicaid Drug Rebate Program and other federal and state government pricing programs in the U.S., and we may participate in additional government pricing programs in the future. The U.S. government and other governments have shown significant interest in pursuing health care reform, which has resulted in changes to these programs and impacts IGALMITM and our product candidates that may be approved. For example, in March 2010, the Patient Protection and Affordable Care Act (“ACA”) was enacted and substantially changed the way health care is financed in the U.S. by both government and private insurers. Among other cost containment measures, the ACA established:

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

Since its enactment, there have been judicial, executive and congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form. In addition, we expect that federal, state, and local governments in the U.S. will continue to consider legislation to limit the growth of health care costs, including the cost of prescription drugs. Future legislation could limit payments for pharmaceuticals such as IGALMITM and the product candidates that we are developing.

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers, which will remain in effect through 2032, absent additional congressional action. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. More recently, in March 2021, Congress enacted the American Rescue Plan Act of 2021, which, among other things, eliminated the statutory Medicaid drug rebate cap, effective January 1, 2024. The rebate was previously capped at a drugs average manufacturer price.

Most significantly, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations. HHS has issued and will continue to issue guidance implementing the IRA, although the Medicare drug price negotiation program is currently subject to legal challenges. While the impact of the IRA on the pharmaceutical industry and our business cannot yet be fully determined, it is likely to be significant.

In addition, individual U.S. states have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, mechanisms to encourage importation from other countries and bulk purchasing. Furthermore, there has been increased interest by third-party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.

Future legislation could limit payments for pharmaceuticals such as IGALMITM and the product candidates that we are developing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressures. The implementation of cost-containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products.

Other Health Care Laws and Compliance Requirements

For approved products, we may be subject to various federal, state, and foreign laws targeting fraud and abuse in the health care industry. Such laws include, without limitation, U.S. federal and state anti-kickback, fraud and abuse, false claims, consumer fraud, and transparency laws and regulations with respect to drug pricing and payments and other transfers of value made to physicians and other health care professionals, as well as similar foreign laws in jurisdictions outside the U.S.

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

Also, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) created several federal crimes, including health care fraud, and false statements relating to health care matters. The health care fraud statute prohibits knowingly and willfully executing a scheme to defraud any health care benefit program, including private third-party payers. The false statements statute prohibits knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false, fictitious, or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation.

The Physician Payment Sunshine Act (the “Sunshine Act”), which was enacted as part of the ACA, requires applicable manufacturers of drugs, devices, biologicals, or medical supplies covered under Medicare, Medicaid or the Children’s Health Insurance Program, to report annually to the Secretary of the Department of Health and Human Services payments or other transfers of value made by that entity, or by a third-party as directed by that entity, to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), certain non-physician providers including physician assistants and nurse practitioners, and teaching hospitals, or to third parties on behalf of such providers, as well as ownership and investment interests held by physicians and their immediate family members during the course of the preceding calendar year. Failure to comply with the reporting requirements can result in significant civil monetary penalties for any payment or other transfer of value that is not reported.

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

Violations of any of these laws or any other governmental laws and regulations that may apply include, without limitation, significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion of products from government funded health care programs, such as Medicare and Medicaid, disgorgement, contractual damages, reputational harm, diminished profits, and the curtailment or restructuring of our operations.

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

Human Capital

Our Employees

In August 2023, our Board of Directors approved the Reprioritization. Following a comprehensive review of the business, we determined to focus on high-potential agitation-market opportunities using our innovative, AI-based clinical drug development platforms. We intend to reduce more than 50% of our cash burn, as compared to our cash burn levels during the second quarter of 2023, to approximately $80 million on a go-forward annualized basis. As part of the Reprioritization, our Board of Directors approved a reduction of approximately 60% of our workforce, from approximately 190 to 80 employees. These actions also included a shift in commercial strategy for IGALMI™ in the institutional setting, a reduction of in-hospital commercialization expenses, a suspension of programs no longer deemed core to our business, and a shift in focus to develop BXCL501 for use in the at-home setting in the treatment of agitation in schizophrenia, bipolar disorders, and in patients with mild to moderate dementia due to probable Alzheimer’s disease. We recorded restructuring costs of $4.2 million in the year ended December 31, 2023, including severance and benefit costs of $4.1 million and contract termination costs of $0.1 million, substantially all of which were paid in 2023. As of December 31, 2023, we had 74 full-time employees. We also leverage certain experts in drug development and AI that are employed by BioXcel LLC to provide flexibility for our business needs.

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

Employee and Visitor Safety Protocols

We follow health and safety guidelines to protect the well-being of our employees and visitors.

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

Since our inception, we have incurred significant operating losses. Our net loss was $179.1 million and $165.8 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had a stockholders’ deficit of approximately $56.5 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We have only one product candidate approved for marketing in the U.S., none in any other jurisdiction, and may never receive approval beyond the one product approved to date. It could be several years, if ever, before we have a commercialized product that generates significant revenues through sales of IGALMITM or our product candidates, if approved. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses may increase in the long term as we:

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

Although we have obtained U.S. Food and Drug Administration (“FDA”) approval for IGALMITM, because of the numerous risks and uncertainties associated with product development, we are unable to accurately predict the timing or amount of expenses or when, or if, we will obtain marketing approval to commercialize any additional product candidates. If we are required by the FDA, or other regulatory authorities such as the European Medicines Agency (“EMA”) to perform studies and trials in addition to those currently expected, or if there are any delays in the development, or in the completion of any planned or future preclinical studies or clinical trials of our current or future product candidates, our expenses could increase and profitability could be further delayed. For example, developments with respect to our TRANQUILITY program evaluating BXCL501 in patients with dementia due to probable Alzheimer’s disease may increase the likelihood that we experience such costs or delays, as discussed in the risk factor below entitled: “Developments relating to our TRANQUILITY II Phase 3 trial may impact the timing of our development plans for, and prospects for seeking or obtaining regulatory approval of, BXCL501 for the acute treatment of agitation (non-daily) associated with dementia in patients with probable Alzheimer’s disease.”

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

In August 2023, we announced a broad-based strategic reprioritization (the “Reprioritization”). We have taken actions to reduce certain operational and workforce expenses that are no longer deemed core to our ongoing operations in order to extend our cash runway and drive innovation and growth in high potential clinical development and value creating opportunities. These actions include a shift in commercial strategy for IGALMITM in the institutional setting, a reduction of in-hospital commercialization expenses, a suspension of programs no longer determined to be core to ongoing operations, and a prioritization on at-home treatment setting opportunities for BXCL501. As part of this strategy, we reduced our workforce by approximately 60%. As of December 31, 2023, the Reprioritization was substantially completed.

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

Furthermore, we may undertake further similar cost-saving initiatives, which may include additional restructuring or workforce reductions. These types of cost-reduction activities can be complex and result in unintended consequences and costs, including decreased employee morale, loss of institutional knowledge and expertise and adversely impact our business.

We will need substantial additional funding, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts or otherwise seek strategic alternatives. In addition, the failure to raise additional financing in accordance with the minimum capital raising requirements of our Credit Agreement (as defined herein) would trigger an event of default thereunder.

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

We may be required to expend significant funds to continue to commercialize IGALMITM in the U.S. and advance the development of BXCL501, BXCL701, BXCL502 and our other product candidates. In addition, while we may seek one or more collaborators for future development of our current product candidates or any future product candidates that we may develop for one or more indications, we may not be able to enter into a collaboration for any of our product candidates for such indications on suitable terms, on a timely basis or at all. In any event, our existing cash will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of our product candidates or our other preclinical programs. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. We may also seek third-party investments in or other strategic options for our subsidiary, OnkosXcel. Further financing may not be available to us on acceptable terms, or at all. In addition, we are reliant on the financial institutions with which we hold our cash and cash equivalents. If such institutions were to close, we may not be able to recover all of our cash or cash equivalents held at such institutions. Moreover, market volatility resulting from COVID-19, credit crises, adverse macroeconomic conditions, such as high interest or inflation rates, or other factors, as well as Company-specific factors such as the progress of our development pipeline, adverse clinical events or results, regulatory investigations, or ongoing or potential legal proceedings, could also adversely impact our ability to access capital as and when needed. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

Management believes that, after giving effect to the Reprioritization, the Company’s cash and cash equivalents of $65.2 million as of December 31, 2023 will allow the Company to fund its operations and meet its liquidity requirements into mid-2024. However, the expected cost benefit of the Reprioritization cannot be assured, and there can be no assurance that we will be able to extend our cash runway by meeting the conditions for additional funding under the terms of our Credit Agreement (defined below) or otherwise. In addition, the failure to raise additional financing in accordance with the minimum capital raising requirements of our Credit Agreement would trigger an event of default thereunder. The Fourth Amendment to our Credit Agreement includes covenants that we will receive, (i) after March 20, 2024, which is the effective date of the Fourth Amendment, and on or before April 15, 2024, at least $25.0 million in gross proceeds from the issuance of our common stock, warrants and/or pre-funded warrants, and/or in non-refundable cash consideration from partnering transactions entered into after March 20, 2024 (so long as such partnering transactions would not require us or any of our subsidiaries to make any cash investments in connection with the partnering transactions and no such cash investments are made), and (ii) after March 20, 2024 and on or before November 30, 2024, at least $50.0 million (for the avoidance of doubt, inclusive of amounts previously counted toward the preceding clause (i)) in gross proceeds from the issuance of our common stock, warrants and/or pre-funded warrants, and/or in cash and/or non-cash consideration (measured at fair market value, as determined by the Administrative Agent (as defined in the Credit Agreement) in its sole discretion from partnering transactions entered into after March 20, 2024. Failure to perform this covenant would constitute (A) a default under the Credit Agreement and (B) an event of default under the Credit Agreement, subject to a cure period in the case of clause (i) of the preceding sentence, until May 15, 2024. For the avoidance of doubt, failure to perform clause (ii) would constitute an immediate event of default under the Credit Agreement without any cure or grace period.

Furthermore, our estimate as to how long we expect our existing cash to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

●	the scope, progress, timing, costs, and results of clinical trials of our product candidates, including any delays that have occurred or may occur due to the recent developments with the TRANQUILITY program;
●	our ability to enter into and the terms and timing of any collaborations, licensing agreements or other arrangements;
●	the costs, timing and outcome of seeking regulatory approvals;
●	the costs of commercialization activities for IGALMITM and for any of our product candidates that receive marketing approval, to the extent such costs are not the responsibility of any future collaborators, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;
●	our headcount growth and associated costs as we expand our research and development and establish a commercial infrastructure;
●	revenue received from commercial sales of IGALMITM and our current and future product candidates;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims;
●	the number of future product candidates that we pursue and their development requirements;
●	changes in regulatory policies or laws that may affect our operations;
●	changes in physician acceptance or medical society recommendations that may affect commercial efforts;

●	the costs of acquiring potential new product candidates or technology;
●	the costs of operating as a public company;
●	the extent to which our operations continue;
●	the costs of legal proceedings and investigations; and
●	costs associated with any adverse market conditions or other macroeconomic factors.

As we continue our research and development activities, we will require additional resources to continue as a going concern. We can provide no assurance that we will successfully obtain additional resources to improve our financial condition. If we are unable to obtain necessary additional capital, we could be compelled to pursue alternative options, including, without limitation, implementing further workforce reductions, reducing or ceasing product development programs and advancement of our clinical trials and product candidates, selling our assets or seeking other strategic alternatives.

We have significant indebtedness and other contractual obligations that could impair our liquidity, restrict our ability to do business and thereby harm our business, results of operations and financial condition. We may not have sufficient cash flow from operations to satisfy our obligations under the Credit Agreement.

As of December 31, 2023, we had aggregate principal indebtedness of $102.7 million outstanding under our Credit Agreement and Guaranty (as amended, the “Credit Agreement”) by and among the Company, as the borrower, certain subsidiaries of the Company from time to time party thereto as subsidiary guarantors, the lenders party thereto (the “Lenders”), and Oaktree Fund Administration LLC (“OFA”) as administrative agent.

Restrictive covenants in the Credit Agreement place limits on our ability to conduct our business. The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions, subject to certain exceptions, including specific exceptions with respect to product commercialization and development activities. In addition, certain events, including receipt of a warning letter from the FDA, may constitute an event of default. We must also comply with certain covenants under the Credit Agreement, including a financial covenant that requires we maintain a minimum cash liquidity amount of $15 million (or higher upon certain events, including as described in the Fourth Amendment to the Credit Agreement described in Note 19, Subsequent Events in the audited financial statements included elsewhere in this Annual Report on Form 10-K) and a minimum revenue requirement measured on a quarterly basis based on the revenue attributable to BXCL501 for the six consecutive month period ending on the last day of the relevant quarter, subject to cure payments of not less than $1.0 million if we fail to meet the minimum revenue requirement. The minimum revenue requirement applies beginning with the preceding six-month period ending on December 31, 2024, and ranges from approximately $4.5 million for the fourth quarter of 2024 to approximately $47.9 million for the first quarter of 2027. If we fail to meet the minimum revenue requirements for the preceding six-month periods ending on December 31, 2024, March 31, 2025, June 30, 2025 and September 30, 2025, we could be required to make revenue cure payments for the revenue shortfalls of up to $4.5 million, $6.2 million, $8.5 million, and $8.5 million, respectively, plus aggregate prepayment fees of $1.9 million. Under the Credit Agreement, these cure payments would be due on April 21, 2025, June 6, 2025, September 5, 2025 and December 8, 2025, respectively. We are only permitted to make cure payments for revenue shortfalls up to three times during the term of the Credit Agreement, after which we would default on the Credit Agreement if we are unable to satisfy the minimum revenue requirement for any subsequent fiscal quarter. In addition, certain events, including certain regulatory events and any “going concern” or similar qualification in a report of the Company’s independent registered public accountants relating to the Company’s annual financial statements, constitute an event of default under the Credit Agreement. The report of our independent registered public accounting firm included in this Annual Report on Form 10-K contains a “going concern” explanatory paragraph. In March 2024 we entered into a Fourth Amendment to the Credit Agreement, pursuant to which the Lenders waived compliance with this covenant with respect to the report contained in this Annual Report on Form 10-K. The Fourth Amendment to the Credit Agreement also includes other covenants relating to minimum cash liquidity covenants and minimum capital raising requirements, as described further in Note 19, Subsequent Events in the audited financial statements included elsewhere in this Annual

Report on Form 10-K, and failure to comply with such obligations, or other obligations required under the Credit Agreement, could trigger an event of default. Certain change of control events can also trigger an event of default under the Credit Agreement, including control by any entity or group of entities, other than BioXcel LLC and its affiliates, that acquires 35% or more of our voting capital stock.

Our ability to make scheduled payments or payments to maintain compliance with covenants or to restructure or refinance these and other outstanding debt obligations depends on our financial and operating performance, including growth in revenue from IGALMITM and BXCL501, which will be affected by prevailing economic, industry and competitive conditions and by financial, business and other factors beyond our control. A failure to pay our debt, fixed costs and other obligations or a breach of our contractual obligations or other event of default could result in a variety of adverse consequences, including the acceleration of our obligations or the exercise of remedies by our creditors and lessors. In such a situation, it is unlikely that we would be able to cure our breach, fulfill our obligations, make required payments or otherwise cover our fixed costs, which would have a material adverse effect on our business, results of operations and financial condition.

In addition, historically we have relied on debt and equity financings as our primary sources of liquidity. If our future cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay expenditures, sell assets, seek additional capital or seek to restructure or refinance our indebtedness. Any refinancing or restructuring of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants. These alternative measures may not be successful and may not permit us to meet our scheduled or any accelerated debt service obligations. In the absence of such cash flows and resources, we could face substantial liquidity problems and might be required to sell material assets or pursue other strategic alternatives to attempt to meet our debt service obligations.

We have identified conditions and events that raise substantial doubt regarding our ability to continue as a going concern.

As of December 31, 2023, we had $65.2 million in cash and cash equivalents. Based on our existing cash, cash equivalents and lack of current availability under our funding facilities, we do not believe we have sufficient cash on hand to support current operations and service our debt obligations for at least one year from the date of issuance of the audited consolidated financial statements appearing in this Annual Report on Form 10-K. This condition raises substantial doubt about our ability to continue as a going concern for at least one year from the date that our financial statements for the year ended December 31, 2023 are issued. In order to mitigate the current and potential future liquidity issues, we have undertaken the Reprioritization and may, among other things, seek to raise capital through the issuance of common stock, or by restructuring, refinancing, and/or amending the terms of the Credit Agreement (including with respect to regulatory related events of default that do not contain a cure period) or pursue other strategic alternatives. However, such transactions may not be successful and we may not be able to raise additional equity and/or financing necessary to meet our obligations. Moreover, our Credit Agreement contains covenants that we may be unable to comply with and which could result in the acceleration of our debt service obligations, further reducing our capital resources and ability to fund our operations. As such, there can be no assurance that we will be able to continue as a going concern and we may be forced to delay, reduce or discontinue our product development programs or commercialization efforts in order to preserve cash. For additional cost-saving and other strategic initiatives we may be compelled to pursue, see the risk factor entitled, “We will need substantial additional funding, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts or otherwise seek strategic alternatives.”

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

Following our discovery of principal investigator misconduct at one of the clinical sites in our TRANQUILITY II Phase 3 clinical trial, we initiated an investigation into the issues associated with the trial. This principal investigator had previously been subject to a December 2022 FDA inspection of her clinical site in connection with the TRANQUILITY II clinical trial. At the conclusion of this inspection, the FDA issued an FDA Form-483 identifying three inspectional observations. These observations related to the principal investigator’s failure to adhere to the informed consent form approved by the Institutional Review Board for a limited number of subjects whose records the FDA reviewed, maintain adequate case histories for certain patients whose records the FDA reviewed, and adhere to the investigational plan in certain instances. For example, the FDA cited the principal investigator’s delay in informing the sponsor’s medical monitor or pharmacovigilance safety vendor of an SAE, for one of the subjects, which report was made to our vendor outside of the 24 hour time period prescribed by the clinical trial protocol. The principal investigator for this clinical site responded to the FDA observations within the time period requested. The FDA inspection remains open, however, as the FDA has not issued an Establishment Inspection Report.

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

In addition, we are continuing to seek feedback from the FDA with respect to our TRANQUILITY program. For example, on February 20, 2024, we held a Type B/Breakthrough Therapy designation meeting with the FDA. The original purpose of this meeting was to obtain feedback on the design of a proposed at-home study that did not include caregiver-collected efficacy endpoints, based on our belief that obtaining caregiver assessments of efficacy would be challenging. We believe there are no validated caregiver endpoints for assessing efficacy in Alzheimer’s disease patients in the at-home setting. As a result, we focused on requesting feedback from the FDA regarding our proposal for an at-home clinical study with safety as the primary objective, and to better understand what additional data would be required to submit an sNDA to support labeling for BXCL501 to include the acute treatment of agitation associated with dementia in probable Alzheimer’s disease or, in the alternative, in this population in the care setting only. In its preliminary responses, the FDA reiterated its prior comments that we generate additional efficacy data, including repeat-

dose efficacy data, to support an sNDA submission, as the FDA indicated that our proposed efficacy database, which currently includes the 70 patients who have been treated with 60 mcg of BXCL501 in TRANQUILITY I and TRANQUILITY II, would not contain substantial evidence of effectiveness absent additional data. The FDA advised that we generate the necessary efficacy data in care facilities prior to conducting any trials in the at-home setting. In addition, the FDA indicated the need to generate long-term safety data to support an sNDA submission, including from probable Alzheimer’s disease patients exposed to BXCL501, for up to one year. We have received the final meeting minutes from the FDA, which we believe are consistent with the FDA’s preliminary responses and the subsequent meeting discussion. Based on the FDA’s feedback, we are currently planning to generate additional Phase 3 efficacy and safety data, in a variety of relevant care-facility settings and across severity of dementia using the PEC as the primary efficacy measure, as used in the prior TRANQUILITY II study. In addition, we plan to discuss the details of the requirement for long-term safety data at a future meeting with the FDA. Also, although we announced in November 2023 that we were planning to conduct a Phase 3 trial in the at-home setting, with safety as the primary objective (TRANQUILITY At Home), given the priority to expand the database to generate additional efficacy and safety data in care facilities, we are re-evaluating the timing for initiating TRANQUILITY At Home. Conducting any new clinical trial can take significant time, funding and resources, and there are no assurances we could raise the capital or have the liquidity and resources to conduct further clinical trials in our TRANQUILITY program. Any new clinical trials conducted in our target patient populations may have different safety or efficacy results from the topline data the Company previously announced for the TRANQUILITY II clinical trial. Further, any government investigation, disqualification, or debarment of, or proceeding or action against the principal investigator, or any government investigation, proceeding or action against us, could further delay development and approval of BXCL501 for this indication, and otherwise have a material adverse effect on us, our financial condition (including triggering a potential event of default under our Credit Agreement), results of operations and prospects.

We have limited clinical data supporting potential safety or efficacy of BXCL501 for use in the at-home setting.

In August 2023, we announced our intention to pursue a strategic reprioritization of our commercialization and development efforts (the “Reprioritization”), including among other things, a shift in focus to primarily develop BXCL501 for use in expanded settings, including the at-home setting and care facilities, for the acute treatment of agitation in patients with dementia due to probable Alzheimer’s disease and the acute treatment of agitation in schizophrenia and bipolar patients in the at-home setting. Although we have conducted several clinical trials that evaluated BXCL501 in the institutional setting, we have limited data supporting BXCL501’s potential use in the at-home setting. In particular, we have not conducted a clinical trial evaluating the at-home use of BXCL501 in the acute treatment of agitation in patients with dementia due to probable Alzheimer’s disease.

Although we will seek additional feedback from the FDA regarding the potential of its ongoing or completed clinical trials to support submission of one or more sNDAs and to support a label for use in the home, it is possible that the FDA may not consider our available data adequate to support such submissions. For example, on October 11, 2023, we received feedback from the FDA that TRANQUILITY I and TRANQUILITY II alone are not sufficient to support an sNDA submission for the use of BXCL501 to treat acute agitation (non-daily) in patients with dementia due to probable Alzheimer’s disease in either the at-home setting or care facilities, and the FDA indicated that we should, among other things, conduct a further clinical trial to evaluate safety and collect efficacy data of BXCL501 before we are able to submit an sNDA seeking approval of BXCL501 for use in such populations.

For a description of recent developments relating to our TRANQUILITY program, please see the prior risk factor, “Developments relating to our TRANQUILITY II Phase 3 trial may impact the timing of our development plans for, and prospects for seeking or obtaining regulatory approval of, BXCL501 for the acute treatment of agitation (non-daily) associated with dementia in patients with probable Alzheimer’s disease.” We cannot provide assurance that we will be able to seek or obtain approval of BXCL501 for treatment of agitation in patients with dementia due to probable Alzheimer’s disease in the at-home setting based on this updated development plan.

Although we continue to seek feedback from the FDA with respect to our TRANQUILITY program, the FDA may not agree that any trial designs we propose are sufficient to establish both the safety and efficacy of BXCL501 for the acute treatment of agitation associated with dementia due to probable Alzheimer’s disease in either a care setting or an at-home setting. For example, to assess safety, the FDA has indicated that we need to expose more patients to BXCL501 for a longer period of time and that an efficacy trial of a shorter duration, combined with the patients in its previous trials, would not support submissions of an sNDA. Further, to assess efficacy in the home setting, the FDA may determine that we cannot rely on our previous studies of BXCL501 for this proposed indication since those studies were conducted in assisted living facilities and they are not comparable to the at-home setting. The FDA may also require us to seek approval for BXCL501 for use in care facilities prior to seeking any approval for at-home use in the targeted AD patient population. In particular, we are planning to generate additional Phase 3 safety and efficacy data in a variety of relevant care-facility settings, but even if our planned clinical efforts are successful and even if we are able to obtain approval of BXCL501 for use in patients with dementia due to probable Alzheimer's disease, we cannot provide assurance that we will be able to seek or obtain approval of BXCL501 for the treatment of agitation in patients with dementia due to probable Alzheimer’s disease in the at-home setting based on this data and we will be required to generate additional data to evaluate the at-home use of BXCL501 in our targeted Alzheimer's dementia population before we are able to seek approval for such at-home use in this population, if ever. In addition, the FDA may determine that we cannot rely on the data from our prior TRANQUILITY II Phase 3 trial to support an sNDA as a result of potential data integrity issues at the trial site, as the FDA may not agree with our belief that data reliability and integrity remain intact. See Part II, Item 1A, “Risk Factors—Risks Related to the Discovery and Development of Product Candidates—Developments relating to its TRANQUILITY II Phase 3 trial may impact the timing of its development plans for, and prospects for seeking or obtaining regulatory approval of, BXCL501 for the acute treatment of agitation (non-daily) associated with dementia in patients with probable Alzheimer’s disease” for additional information. If the FDA does not accept the data from our prior TRANQUILITY II Phase 3 trial, we could be required to conduct additional clinical trials beyond those we currently contemplate, which would increase our costs and delay potential submission of an sNDA for BXCL501 which in turn would adversely affect our financial position and operations.

Accordingly, if the FDA reaches these conclusions or otherwise finds that our proposed clinical studies would not adequately evaluate the safety and efficacy of BXCL501 for the acute treatment of agitation associated with dementia due to probable Alzheimer’s disease in an at-home setting and/or care setting, we may need to evaluate more patients for a longer period of time to demonstrate the safety and efficacy of BXCL501.

With respect to our SERENITY program, we also held a Type C Meeting with the FDA on March 6, 2024 to obtain further feedback on our proposed changes to the design of SERENITY III Part 2, including with respect to the trial endpoints, and to discuss the content and format of a potential sNDA submission to expand the label of IGALMITM 120 micrograms to the acute treatment of agitation associated with schizophrenia and bipolar disorders in the outpatient setting. IGALMITM is already approved at the 120 mcg dose based on efficacy data that we previously generated in treating a single episode of agitation. Consistent with the data generated to date, the label for IGALMITM currently includes a limitation on use (“LOU”), noting the lack of efficacy or safety data beyond 24 hours following the first dose. During our March 6, 2024 Type C meeting with the FDA, we discussed, among other things, whether evaluating the at-home use of BXCL501 120 mcg, with safety as the primary objective and efficacy measures as exploratory endpoints, if successful, could support the submission of an sNDA seeking expansion of the current label for IGALMITM 120 mcg to allow at-home use and labeling without the current LOU. Based on current FDA feedback, we plan to amend the SERENITY III protocol to evaluate the safety and efficacy of the 120 mg dose in the at-home setting. We believe that our ability to seek labeling without the current LOU will depend, in part, on the number of agitation episodes we observe during our planned study period. Even if our amended SERENITY III trial is successful in demonstrating safety in the at-home setting, and even if the IGALMITM 120 mcg label is expanded to allow outpatient use, there is no guarantee that we will observe and/or treat a sufficient number of agitation episodes during the study period to support removal of the current LOU. We plan to provide further guidance regarding our plans for the SERENITY program following receipt of the final meeting minutes from the FDA. Even if the protocol for SERENITY III Part 2 is amended as described above, and even if the study produces favorable data, such data may not be sufficient for approval without additional clinical studies.

Any modifications to our proposed trial designs by the FDA would delay our initiation of such proposed trials, increase the costs of any trial that we do conduct and delay our submission of an sNDAs for BXCL501. Requirements to conduct additional clinical trials evaluating BXCL501 in support of our planned sNDAs seeking approvals for BXCL501 for our targeted patient populations in at-home settings would increase our costs, and could have a material adverse effect on our prospects and results of operations.

In the near term, we are dependent on the success of IGALMITM, and the development of four of our product candidates, BXCL501, BXCL502, BXCL701 and BXCL702. If we are unable to complete the clinical development of or obtain marketing approval for our product candidates or successfully commercialize IGALMITM and our other product candidates, either alone or with a collaborator, or if we experience significant delays in doing so, our business could be substantially harmed.

We currently have only one product that has received regulatory approval and may never be able to develop additional marketable product candidates. We are continuing to invest a significant portion of our efforts and financial resources in the commercialization of IGALMITM and development of our four product candidates, BXCL501, BXCL502, BXCL701 and BXCL702, as well as other product candidates. In connection with the Reprioritization, we have significantly reduced the resources devoted to commercialization of IGALMITM and it is possible that will have adverse consequences on the revenue that we are able to generate from IGALMITM in the near term. As part of the Company’s Reprioritization, the IGALMITM commercial team shifted focus to a hospital/Integrated Delivery Network (“IDN”) contracting strategy with a Corporate Account Director (CAD) team. The goal of the realigned CAD team is to work with large IDNs and drive sales utilizing a top-down approach. Over time, the revised commercial effort is expected to allow the Company to continue to make inroads into the institutional market in a more cost-efficient manner. However, we have limited experience in drug development and commercialization, and our prospects are substantially dependent on our ability, or that of any future collaborator, to develop, obtain marketing approval for and successfully commercialize product candidates in one or more additional disease indications.

The success of IGALMITM, and of BXCL501, BXCL701, BXCL502 and our other product candidates will depend on several factors, including the following:

●	acceptance of an investigational new drug application (“IND”) by the FDA or acceptance of comparable applications by foreign regulatory authorities allowing us to conduct clinical trials of our product candidates in the U.S. or in foreign jurisdictions;
●	initiation, progress, timing, costs and results of clinical trials of our product candidates and potential product candidates, including any delays caused by the developments relating to the TRANQUILITY program, and any additional trials we may need to conduct prior to seeking approvals for BXCL501 in at-home and/or care facilities;
●	demonstration of safety and efficacy of our product candidates to the satisfaction of the FDA, or any comparable foreign regulatory authority, and sufficient for marketing approval;
●	the timing and performance of our current and future collaborators;
●	the nature of any required post-marketing clinical trials or other commitments to applicable regulatory authorities;
●	establishment of supply arrangements with third-party raw materials suppliers and manufacturers;
●	establishment of arrangements with third-party manufacturers to obtain finished drug product that is appropriately packaged for sale;
●	adequate ongoing availability of raw materials and drug product for clinical development and any commercial sales;
●	obtaining and maintaining patent, trade secret protection and regulatory exclusivity, both in the U.S. and internationally;
●	protection of our rights in our intellectual property portfolio;
●	successful launch of commercial sales following any marketing approval;

●	a continued acceptable safety profile following any marketing approval;
●	commercial acceptance by patients, the medical community and third-party payors; and
●	our ability to compete with other therapies.

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

We have only submitted one NDA to the FDA and have not submitted any similar marketing applications to comparable foreign authorities, for any product candidate, and we cannot be certain that our product candidates currently in development, or any than may be developed in the future, will be successful in clinical trials or receive regulatory approval. Further, our product candidates currently in development, or any that may be developed in the future, may not receive regulatory approval even if we believe they are successful in clinical trials. If we do not receive regulatory approvals for additional product candidates, we may not be able to continue our operations. For any regulatory approvals to market one or more of our product candidates, our revenues will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets for patients that we are targeting for IGALMITM or our other product candidates are not as significant as we estimate, we may not generate significant revenues from sales of IGALMITM or such other product candidates, if approved.

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

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation (“CTR”), which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate clinical trial application (“CTA”), to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. For clinical trials whose CTA was made under the Clinical Trials Directive before January 31, 2022, the Clinical Trials Directive will continue to apply on a transitional basis for three years. Additionally, sponsors could choose to submit a CTA under either the Clinical Trials Directive or the CTR until January 31, 2023 and, if authorized, those are governed by the Clinical Trials Directive until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR.

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

We may experience delays in our clinical trials and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays related to:

●	the FDA, or comparable foreign regulatory authorities, disagreeing as to the design or implementation of our clinical studies;

●	obtaining regulatory allowances or authorizations to commence a trial or consensus with regulatory authorities on trial designs;
●	reaching agreement on acceptable terms with prospective contract research organizations (“CROs”) and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	obtaining institutional review board approval at each site, or independent ethics committee approval at any sites outside the U.S.;
●	dependence on the needs and timing of third-party collaborators;
●	changes to clinical trial protocols;
●	recruiting suitable patients to participate in a trial in a timely manner and in sufficient numbers;
●	clinical sites deviating from trial protocol or dropping out of a trial;
●	addressing patient safety concerns that arise during the course of a trial;
●	having patients complete a trial or return for post-treatment follow-up;
●	imposition of a clinical hold by regulatory authorities, including as a result of unforeseen safety issues or side effects or failure of trial sites to adhere to regulatory requirements;
●	the occurrence of SAEs in trials of the same class of agents conducted by other companies or institutions;
●	subjects choosing an alternative treatment for the indications for which we are developing our product candidates, or participating in competing trials;
●	adding a sufficient number of clinical trial sites;
●	manufacturing sufficient quantities of a product candidate for use in clinical trials;
●	lack of adequate funding to continue the clinical trial;
●	selection of clinical end points that require prolonged periods of clinical observation or analysis of the resulting data;
●	a facility manufacturing our product candidates or any of their components being ordered by the FDA, or comparable foreign regulatory authorities, to temporarily or permanently shut down due to violations of current good manufacturing practice (“cGMP”) regulations or other applicable requirements, or infections or cross-contaminations of product candidates in the manufacturing process;
●	any changes to our manufacturing process that may be necessary or desired;
●	third-party clinical investigators losing the licenses or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or consistent with the clinical trial protocol, GCPs or other regulatory requirements; or
●	third-party contractors not performing data collection or analysis in a timely or accurate manner; third-party contractors not complying with training and trial protocol; or third-party contractors becoming debarred or suspended or otherwise penalized by the FDA, such as in the case of the recent events relating to the TRANQUILITY II clinical trial, or other government or regulatory authorities, for violations of regulatory

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

We are leveraging our own AI platform and BioXcel LLC’s EvolverAI, a proprietary pharmaceutical discovery and development engine, to create a pipeline of neuroscience and immuno-oncology product candidates for patients whose diseases have not been adequately addressed to date by other approaches and to design and conduct efficient clinical trials with a higher likelihood of success. While we believe that applying our AI platform and BioXcel LLC’s EvolverAI to create medicines for defined patient populations may potentially enable drug research and clinical development that is more efficient than conventional drug research and development, our approach is novel. Although we obtained FDA approval for IGALMITM, because our approach is novel, the cost and time needed to develop our product candidates is difficult to predict, and our efforts may not result in the discovery and development of commercially viable medicines. We may also be incorrect about the effects of our product and product candidates on the diseases of our defined patient populations, which may limit the utility of our approach or the perception of the utility of our approach. Furthermore, our estimates of our defined patient populations available for study and treatment may be lower than expected, which could adversely affect our ability to conduct clinical trials and may also adversely affect the size of any market for medicines we may successfully commercialize. Our approach may not result in time savings, higher success rates or reduced costs as we expect it to, and if not, we may not attract collaborators or develop new drugs as quickly or cost effectively as expected and therefore we may not be able to commercialize our approach as originally expected.

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

We obtained Fast Track designation for certain of our product candidates, and we may seek Fast Track designation for other indications or for our other product candidates, but we might not receive such designations, and even if we do, such designations may not actually lead to a faster development or regulatory review or approval process.

If a product candidate is intended for the treatment of a serious condition and nonclinical or clinical data demonstrate the potential to address unmet medical need for this condition, a product sponsor may apply for FDA Fast Track designation. The sponsor of a Fast Track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once an NDA is submitted, the product candidate may be eligible for priority review if the relevant criteria are met. An NDA for a Fast Track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA. We obtained Fast Track designation for BXCL501 for the acute treatment of mild-to-moderate agitation associated with schizophrenia, bipolar disorder, and dementia, and we further obtained Fast Track designation for BXCL701, in combination with a checkpoint inhibitor, for the treatment of patients with metastatic SCNC with progression on chemotherapy and no evidence of microsatellite instability, and we may seek additional Fast Track designation for BXCL501 or BXCL701 or for one or more of our other product candidates, but we might not receive such designations from the FDA. However, even if we receive Fast Track designation, Fast Track designation does not ensure that we will receive marketing approval or that approval will be granted within any particular timeframe. We may not experience a faster development or regulatory review or approval process with Fast Track designation compared to conventional FDA procedures. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures.

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

Companion diagnostics are developed in conjunction with clinical programs for the associated product and are subject to regulation as medical devices by the FDA and comparable foreign regulatory authorities, and, to date, the FDA has generally required premarket approval of companion diagnostics for cancer therapies. Generally, when a companion diagnostic is essential to the safe and effective use of a therapeutic product, the FDA requires that the companion diagnostic be approved before or concurrent with approval of the therapeutic product and before a product can be commercialized. The approval of a companion diagnostic as part of the therapeutic product’s labeling limits the use of the therapeutic product to only those patients who express the specific genetic alteration that the companion diagnostic was developed to detect. In January 2024, the FDA announced that it intends to initiate the process to reclassify most in vitro diagnostic tests (“IVDs”) that are currently Class III into Class II, including companion diagnostic IVDs. If such reclassification efforts occur, any companion diagnostics that are the subject of the down-classification may no longer require premarket approval, but rather may be marketed pursuant to the generally less burdensome 510(k) clearance process. However, there is no assurance that any companion diagnostic required for our pharmaceutical development programs will benefit from the reclassification, or that the reclassification, even if it does occur, will result in a shorter timeline to development or marketing of the companion diagnostic.

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

Approval, clearance or certification of companion diagnostics may be subject to further legislative or regulatory reforms notably in the EU. On May 25, 2017, the new In Vitro Medical Devices Regulation No. 2017/746 (“IVDR”) entered into force. The IVDR repeals and replaces the EU In Vitro Diagnostic Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the EU member states, regulations are directly applicable (i.e., without the need for adoption of EU member states laws implementing them) in all EU member states and are intended to eliminate current differences in the regulation of medical devices among EU member states. The IVDR, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EU for medical devices and ensure a high level of safety and health while supporting innovation. The IVDR became effective in May 2022. However, on October 14, 2021, the European Commission proposed a “progressive” roll-out of the IVDR to prevent disruption in the supply of in vitro diagnostic medical devices. The European Parliament and Council adopted the proposed regulation on December 15, 2021. The IVDR has applied since May 26, 2022, but there is a tiered system extending the grace period for many devices (depending on their risk classification) before they have to be fully compliant with the regulation.

The regulation of companion diagnostics in the EU is subject to further requirements since the IVDR became applicable as it introduced a new classification system for companion diagnostics. Companion diagnostics will have to undergo a conformity assessment by a notified body. Before it can issue an EU certificate, the notified body must seek a scientific opinion from the EMA on the suitability of the companion diagnostic to the medicinal product concerned if the medicinal product falls exclusively within the scope of the centralized procedure for the authorization of medicines, or the medicinal product is already authorized through the centralized procedure, or a marketing authorization (“MA”) application for the medicinal product has been submitted through the centralized procedure. For other substances, the notified body can seek the opinion from a national competent authority or the EMA.

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

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations, any resurgence of the virus or emergence of new variants may lead to further inspectional delays. If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Following a national referendum and enactment of legislation by the government of the United Kingdom (“UK”), the UK formally withdrew from the EU on January 31, 2020 and ratified a trade and cooperation agreement governing its future relationship (commonly referred to as “Brexit”). The agreement, which was applied provisionally from January 1, 2021 and entered into force on May 1, 2021, addresses trade, economic arrangements, law enforcement, judicial cooperation and a governance framework including procedures for dispute resolution, among other things. Because the agreement merely sets forth a framework in many respects and requires complex additional bilateral negotiations between the UK and the EU as both parties continue to work on the rules for implementation, significant political and economic uncertainty remains about how the precise terms of the relationship between the parties will differ from the terms before withdrawal.

Since January 1, 2021, the UK operates under a distinct regulatory regime to the EU. EU pharmaceutical laws only apply in respect of the UK to Northern Ireland (as set out in the Protocol on Ireland/Northern Ireland). EU laws which have been transposed into UK law through secondary legislation continue to be applicable as “retained EU law”. While the UK has indicated a general intention that new laws regarding the development, manufacture and commercialization of medicinal products in the UK will align closely with EU law, there are limited detailed proposals for future regulation of medicinal products. The trade and cooperation agreement includes specific provisions concerning medicinal products, which include the mutual recognition of cGMP, inspections of manufacturing facilities for medicinal products and cGMP documents issued (such mutual recognition can be rejected by either party in certain circumstances) but does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations. For example, it is not clear to what extent the UK will adopt legislation aligned with, or similar to, the EU CTR which became applicable on January 31, 2022 and which significantly reforms the assessment and supervision processes for clinical trials throughout the EU. On January 17, 2022, the UK Medicines and Healthcare products Regulatory Agency (“MHRA”) launched an eight-week consultation on reframing the UK legislation for clinical trials which aimed to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The MHRA responded to the consultation on March 21, 2023 and confirmed that it would bring forward changes to the legislation. The final legal texts introduced by the UK Government will ultimately determine the extent to which the UK clinical trials framework aligns with or diverges from the EU CTR. A decision by the UK not to closely align its regulations with the new approach that will be adopted in the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries.

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

In the U.S., we are subject to various federal and state health care “fraud and abuse” laws, including anti- kickback laws, false claims laws and other laws intended to reduce fraud and abuse in federal and state health care programs, which could affect us, and our ability to successfully commercialize our products in the U.S. We may have to comply with similar laws and regulations outside the U.S. These laws include:

●	the federal Anti-Kickback Statute makes it illegal for any person, including a prescription drug manufacturer (or a party acting on its behalf), to knowingly and willfully solicit, receive, offer or pay any remuneration that is intended to induce the referral of business, including the purchase, order or prescription of a particular drug for which payment may be made under a federal health care program, such as Medicare or Medicaid. A person or entity does not need to have actual knowledge of this statute or specific intent to violate it to have committed a violation;
●	false claims laws prohibit anyone from knowingly and willfully presenting or causing to be presented for payment to third-party payers, including government payers, claims for reimbursed drugs or services that are false or fraudulent, claims for items or services that were not provided as claimed, or claims for medically unnecessary items or services. Cases have been brought under false claims laws alleging that off-label promotion of pharmaceutical products or the provision of kickbacks has resulted in the submission of false claims to governmental health care programs. In addition, the government may assert that a claim, including items or services resulting from a violation of the federal Anti-Kickback Statute, constitutes a false or fraudulent claim for purposes of the false claims laws. Further, private individuals have the ability to bring actions on behalf of the government under the federal False Claims Act;
●	the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) prohibits persons or entities from knowingly and willfully executing a scheme to defraud any health care benefit program, including private payers, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services. Similar to the federal Anti- Kickback Statute, a person or entity does not need to have actual knowledge of these statutes or specific intent to violate them to have committed a violation;
●	federal civil monetary penalties laws, which impose civil fines for, among other things, the offering or transfer of remuneration to a Medicare or state health care program beneficiary if the person knows, or should know, it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state health care program, unless an exception applies;
●	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;

●	the federal physician sunshine requirements under the Patient Protection and Affordable Care Act (“ACA”), which requires certain manufacturers of drugs, devices, biologics, and medical supplies to report annually to the Centers for Medicare & Medicaid Services (“CMS”) information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiologist assistants, and certified nurse midwives), and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members;
●	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to health care providers and other potential referral sources; and state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other health care providers or marketing expenditures and pricing information; and
●	European and other foreign law equivalents of each of the laws, including reporting requirements detailing interactions with and payments to health care providers.

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

A number of factors may affect the market acceptance of our products or any other products or product candidates we develop or acquire, including, among others:

●	the price of our products relative to other products for the same or similar treatments;

●	the perception by patients, physicians and other members of the health care community of the effectiveness, utility and safety of our products for their indicated applications and treatments;
●	our ability to fund our sales and marketing efforts; and
●	the effectiveness of our sales and marketing efforts, including our strategic refocus to hospital/IDNs as part of the Reprioritization.

If our products do not gain market acceptance, we may not be able to fund future operations, including developing, testing and obtaining regulatory approval for new product candidates and expanding our sales and marketing efforts for our approved products, which would cause our business to suffer.

We plan to continue to commercialize IGALMI TM sublingual film for the acute treatment of agitation associated with schizophrenia or bipolar I or II disorder, to be self-administered by patients under the supervision of a healthcare provider, which is our only approved product to date. However, in connection with the Reprioritization, we significantly reduced the resources devoted to commercialization of IGALMI TM and it is possible that will have adverse consequences on the revenue that we are able to generate from IGALMI TM. Revenues for IGALMI TM for the year ended December 31, 2023 were $1.4 million. If our commercial products do not gain market acceptance, we may not be able to fund future operations, including developing, testing and obtaining regulatory approval for an sNDA for other BXCL501 indications, including in the at-home setting for the acute treatment of agitation (non-daily) associated with dementia due to probable Alzheimer’s disease, or for other product candidates that it may develop. Our results of operations could be materially harmed if we are unable to successfully commercialize IGALMI TM for any currently or additionally approved indications or any future product candidates that we may have approved.

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

Our estimated number of episodes of agitation and our corresponding estimated total addressable market are subject to inherent challenges and uncertainties. If we have overestimated the number of episodes or the size of our total addressable market for our current and potential future products or product candidates, or if any approval that we obtain is based on a narrower definition of the patient population, our revenue and ability to achieve profitability may be harmed.

We have based our potential market opportunity on a number of internal and third-party estimates and resources, including, without limitation, management’s estimates and research, as well as industry and general publications and research, surveys and studies conducted by third parties, which may be incorrect.  Our estimated potential market opportunity is based on estimates of episodes of agitation across our indications, and these estimated episodes of agitation are also based on internal and third-party estimates and market resources using data self-reported by patients. The conditions supporting our assumptions or estimates and the market data supporting these assumptions and estimates may change at any time or otherwise be inaccurate, thereby reducing the predictive accuracy of these underlying factors. Our total addressable market will ultimately depend upon, among other things, the number of actual treatable episodes, the diagnosis criteria included in the final label for each of our product candidates, if approved for sale for these indications, acceptance by the medical community and patient access, drug pricing and reimbursement. The number of patients and treatable episodes in the United States and other major markets and elsewhere may turn out to be materially lower than expected, the number of treatable episodes may be significantly fewer than total episodes experienced, patients may not be otherwise amenable to treatment with our product candidates or new patients may become increasingly difficult to identify or gain access to, all of which would harm our results of operations and our business. For example, our estimates of the monthly average episodes for patients diagnosed with bipolar disorder and patients diagnosed with schizophrenia and, therefore, our estimated total addressable market are based on third-party market surveys which differ from an observational study in the EU of inhaled loxapine for the treatment of agitation in patients with schizophrenia or bipolar disorder conducted which found that only 40% of enrolled patients reported agitation episodes in the six-month study period. If third-party or internally generated data prove to be inaccurate or we make errors in our assumptions based on that data, our total addressable market may be meaningfully smaller than we have estimated, our future growth opportunities and sales growth may be impaired, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

We have limited experience in marketing and selling drug products. We have not entered into arrangements for the sale and marketing of IGALMITM, BXCL501, BXCL502, BXCL701, BXCL702 or any other product candidate. Typically, pharmaceutical companies would employ groups of sales representatives and associated sales and marketing staff numbering in the hundreds to thousands of individuals to call on the large number of physicians and hospitals. Following our Reprioritization, we may need to rebuild a commercial sales and marketing team if we seek to modify our commercial strategy for IGALMITM or initiate commercial sales for any product candidate in the future, which will likely require significant cost. We may seek to collaborate with a third-party to market our drugs or may seek to market and sell our drugs by ourselves. If we seek to collaborate with a third-party, we cannot be sure that a collaborative agreement can be reached on terms acceptable to us. We may also need to hire additional personnel skilled in marketing and sales for our direct marketing and selling efforts. We cannot be sure that we will be able to acquire, or establish third-party relationships to provide, any or all of these marketing and sales capabilities. The maintenance and expansion of our direct sales force or establishment of a contract sales force, or a combination thereof, as applicable, to market our products is expensive and time-consuming and could delay any product launch. In addition, reputational harm from the Reprioritization may adversely impact our efforts to hire personnel skilled in marketing and sales. Further, we can give no assurances that we will be able to maintain a direct and/or contract sales force for any period of time or that our sales efforts will be sufficient to grow our revenues or that our sales efforts will ever lead to profits. A direct sales force has in the past subjected and may in the future subject us to higher fixed costs than those of companies that market competing products through independent third parties, due to the costs that we bear associated with employee benefits, training, and managing sales personnel. As a result, we could be at a competitive disadvantage. Additionally, these fixed costs may slow our ability to reduce costs if needed, which could have a material adverse effect on our business, financial condition, and results of operations.

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

Although we obtained FDA approval for IGALMITM, our products and product candidates may not be accepted by physicians or the medical community in general, and there may be insufficient insurance coverage and reimbursement.

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

Significant uncertainty exists as to the coverage and reimbursement status of IGALMITM or any product candidate for which we obtain regulatory approval. In the U.S. and other countries, sales of IGALMITM and any other products for which we receive regulatory approval for commercial sale will depend in part on the availability of coverage and reimbursement from third-party payors. Third-party payors include government health administrative authorities, such as Medicaid and Medicare, managed care providers, private health insurers and other organizations.

Third-party payors are increasingly challenging the prices charged for medical products and services. It will be time consuming and expensive for us to go through the process of seeking coverage and reimbursement from Medicare and private payors. IGALMITM and any other products for which we receive regulatory approval may not be considered cost-effective, and coverage and reimbursement may not be available or sufficient to allow us to sell our proposed products on a profitable basis. Further federal, state and foreign government proposals and health care reforms are likely which could limit the prices that can be charged for IGALMITM and the product candidates that we develop and may further limit our commercial opportunities. Our results of operations could be materially adversely affected by proposed health care reforms, by the Inflation Reduction Act and other drug pricing legislation in the U.S., by the possible effect of such current or future legislation on amounts that private insurers will pay and by other health care reforms that may be enacted or adopted in the future.

Health care reform measures could hinder or prevent our product candidates’ commercial success.

The U.S. government and other governments have shown significant interest in pursuing health care reform. Any government-adopted reform measures could adversely impact the pricing of health care products and services in the U.S. or internationally and the amount of reimbursement available from governmental agencies or other third-party payors for IGALMITM and the product candidates that we develop. The continuing efforts of the U.S. and foreign governments, insurance companies, managed care organizations and other payors of health care services to contain or reduce health care costs may adversely affect our ability to set prices for our products, which we believe are fair, and our ability to generate revenues and achieve and maintain profitability.

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

For example, in the U.S., the ACA, which was enacted in 2010, has substantially changed the way health care is financed by both government health plans and private insurers, and significantly impacts the pharmaceutical industry. For example, the ACA imposed a non-deductible excise tax on pharmaceutical manufacturers or importers that sell branded prescription drugs to government programs. In addition, as part of the ACA’s provisions closing a funding gap that existed in the Medicare Part D prescription drug program, manufacturers are required to provide a discount on branded prescription drugs for drugs provided to certain beneficiaries who fall within the “donut hole.” Similarly, the ACA increased the level of Medicaid rebates payable by manufacturers of brand-name drugs from 15.1% to 23.1% of the average manufacturer price and required collection of rebates for drugs paid by Medicaid managed care organizations. The ACA also included changes to the Public Health Service’s 340B drug pricing program (the “340B program”) including expansion of the list of eligible covered entities that may purchase drugs under the program.

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form.

In addition, other legislative changes have been proposed and adopted in the U.S. since the ACA was enacted. These changes include the Budget Control Act of 2011, which resulted in aggregate reductions of Medicare payments to providers, which went into effect on April 1, 2013, and, due to subsequent legislative amendments to the statute, will remain in effect through 2032, unless additional Congressional action is taken. Furthermore, the American Taxpayer Relief Act of 2012, further reduced Medicare payments to several types of providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. More recently, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, beginning January 1, 2024.

Most significantly, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (“HHS”) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations. HHS has issued and will continue to issue guidance implementing the IRA, although the Medicare drug price negotiation program is currently subject to legal challenges. While the impact of the IRA on the pharmaceutical industry and our business cannot yet be fully determined, it is likely to be significant.

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

On December 13, 2021, Regulation No 2021/2282 on Health Technology Assessment (“HTA”) amending Directive 2011/24/EU, was adopted. While the regulation entered into force in January 2022, it will only begin to apply from January 2025 onwards, with preparatory and implementation-related steps to take place in the interim. Once applicable, it will have a phased implementation depending on the concerned products. The regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products as well as certain high-risk medical devices, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

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

Federal law requires that a manufacturer that participates in the MDRP also participate in the 340B program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B, and we participate in the 340B program. The 340B program is administered by the Health Resources and Services Administration (“HRSA”) and requires us to charge statutorily defined covered entities no more than the 340B “ceiling price” for our covered outpatient drugs used in an outpatient setting. These 340B program covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients. The 340B ceiling price is calculated using a statutory formula, which is based on the AMP and rebate amount for the covered outpatient drug as calculated under the MDRP. In general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price calculation and discount requirement. We must report 340B ceiling prices to HRSA on a quarterly basis, and HRSA publishes them to 340B covered entities. HRSA has finalized regulations regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities for 340B eligible drugs. HRSA has also finalized an administrative dispute resolution process through which 340B covered entities may pursue claims against participating manufacturers for overcharges, and through which manufacturers may pursue claims against 340B covered entities for engaging in unlawful diversion or duplicate discounting of 340B drugs. In addition, legislation may be introduced that, if passed, would further expand the 340B program, such as adding further covered entities or requiring participating manufacturers to agree to provide 340B program discounted pricing on drugs used in an inpatient setting.

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

As of December 31, 2023, BioXcel LLC owned approximately 29% of the economic interest and voting power of our outstanding common stock and BioXcel LLC is controlled by BioXcel Holdings, Inc. Our Chief Executive Officer and member of our board of directors, Vimal Mehta, Ph.D., is the Chief Executive Officer, President, Treasurer and Secretary and a member of the board of managers of BioXcel LLC and Chief Executive Officer, President, Treasurer

and Secretary and the sole member of the board of directors of BioXcel Holdings, Inc. See “The management of and beneficial ownership in BioXcel LLC by our executive officers and our directors may create, or may create the appearance of, conflicts of interest.” below. Even though BioXcel LLC controls less than a majority of the voting power of our outstanding common stock, it may influence the outcome of such corporate actions so long as it owns a significant portion of our common stock.

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

We rely, in part, on BioXcel LLC and access to its EvolverAI, to complement our in-house, uniquely integrated AI-to-drug-development capability. EvolverAI is a research and development engine created and owned by BioXcel LLC, to identify, research and develop potential product candidates in neuroscience and immuno-oncology. We negotiated the Services Agreement with BioXcel LLC pursuant to which BioXcel LLC agreed to perform certain intellectual property prosecution and management and research and development activities for us utilizing its EvolverAI.

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

On September 19, 2023, the Company, Krishnan Nandabalan, Ph.D., InveniAI LLC (“Inveni”) and Invea Therapeutics, Inc. (“Invea”) and the other parties thereto entered into a non-compete agreement pursuant to which Dr. Nandabalan, Inveni and Invea agreed not to compete with the Company and its controlled affiliates in the fields of neuroscience and immuno-oncology for a period of five years from September 19, 2023 and not to solicit employees of the Company or its controlled affiliates for a period of two years from September 19, 2023. Inveni and Invea are subsidiaries of BioXcel LLC.

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

Our Chief Executive Officer and member of our board of directors, Vimal Mehta, Ph.D., is the Chief Executive Officer, President, Treasurer and Secretary and a member of the board of managers of BioXcel LLC and Chief Executive Officer, President, Treasurer and Secretary and the sole member of the board of directors of BioXcel Holdings, Inc. Additionally, as of December 31, 2023, Dr. Mehta, through his beneficial ownership of BioXcel LLC, beneficially owned approximately 31% of the Company. The management and ownership of BioXcel LLC by Dr. Mehta may create the appearance of conflicts of interest when Dr. Mehta is faced with decisions that could have different implications for BioXcel LLC than the decisions have for us, including decisions that relate to our Services Agreement and Contribution Agreement, as well as potential agreements relating to future product candidates and AI-related services or collaborations. Any perceived conflicts of interest resulting from investors questioning the independence of our management or the integrity of corporate governance procedures may materially affect our stock price and expose us to litigation risk.

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

There can be no guarantee that we or BioXcel LLC will be able to develop, acquire or integrate new technologies, that these new technologies will meet our and BioXcel LLC’s needs or achieve our expected goals, or that we will be able to do so as quickly or cost-effectively as our competitors. Significant technological change could render BioXcel LLC’s EvolverAI or other AI platforms that we utilize obsolete. BioXcel LLC’s and our continued success will depend on the ability to adapt to changing technologies, manage and process ever-increasing amounts of data and information and improve the performance, features and reliability of these services in response to changing client and industry demands. If EvolverAI or other AI and machine learning models that we use are incorrectly designed, do not operate properly, the data we use to train them is incomplete, inadequate or biased in some way, or if we do not have sufficient rights to use the data on which our AI and machine learning models rely, the performance of our products, services and businesses, as well as our reputation, could suffer or we could incur liability through the violation of laws, third-party privacy rights or contracts to which we are a party. BioXcel LLC or we may experience difficulties that could delay or prevent the successful design, development, testing, and introduction of advanced versions of EvolverAI, limiting our ability to identify new product candidates. New services, or enhancements to existing EvolverAI services, may not adequately meet our requirements. Any of these failures could have a material adverse effect on our operating results and financial condition.

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

We entered into a commercial supply agreement with ARx, LLC (“ARx”) pursuant to which ARx has agreed to exclusively manufacture and supply us with all of our worldwide demand of film formulation of Dex to be used for the commercial supply of IGALMITM and for ongoing clinical trials of our product candidate BXCL501, subject to certain alternative supply provisions. If ARx is unable or ceases to produce our supply of Dex in sufficient quantities as and when needed or if the ARx agreement becomes too costly, our business would be harmed because there can be no assurance that we will be able to identify or enter into agreements with alternative suppliers on a timely basis on acceptable terms, if at all. An interruption in our ability to sell our products to customers could occur if we encounter delays or difficulties in securing Dex, or if the quantity or quality supplied does not meet our specifications, or if we cannot then obtain an acceptable substitute. If any of these events occur, our business and operating results could be harmed. Our specified minimum annual payment could adversely affect our cash flows in the future, such as in times when we have sufficient inventory and would otherwise be able to use our cash for other purposes.

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

We, ARx, the Patheon pharma services division of Thermo Fisher Scientific Inc., and/or our other third-party manufacturers may be adversely affected by developments outside of our control, and these developments may delay or prevent further manufacturing of our products. Adverse developments may include labor disputes, resource constraints, shipment delays, inventory shortages, lot failures, unexpected sources of contamination, lawsuits related to our manufacturing techniques, equipment used during manufacturing, or composition of matter, unstable political environments, acts of terrorism, war, natural disasters, and other natural and man-made disasters. If we, ARx, the Patheon pharma services division of Thermo Fisher Scientific Inc., or our other third-party manufacturers were to encounter any of the above difficulties, or otherwise fail to comply with contractual obligations, our ability to provide any product for clinical trial or commercial purposes would be jeopardized. This may increase the costs associated with completing our clinical trials and commercial production. Further, production disruptions may cause us to terminate ongoing clinical trials and/or commence new clinical trials at additional expense. We may also have to take inventory write-offs and incur other charges and expenses for products that fail to meet specifications or pass safety inspections. Moreover, as a result of the COVID-19 pandemic, third-party manufacturers have been and may in the future be affected, which could disrupt their activities and, as a result, we could face difficulty sourcing key components necessary to produce supply of our commercial product and product candidates, which may negatively affect our preclinical and clinical development activities. If production difficulties cannot be solved with acceptable costs, expenses, and timeframes, we may be forced to abandon our clinical development and commercialization plans, which could have a material adverse effect on our business, prospects, financial condition, and the value of our securities.

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

We have relied upon and plan to continue to rely upon third-party medical institutions, clinical investigators, contract laboratories and other third-party CROs to monitor and manage data for our ongoing preclinical and clinical programs. We rely on these parties for execution of our preclinical and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCPs, which are regulations and guidelines enforced by the FDA, the competent authorities of the European Economic Area (“EEA”) countries and comparable foreign regulatory authorities for all of our products in clinical development.

Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If regulatory authorities determine that we or any of our CROs failed to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, the EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP and similar foreign regulations. Any failure, whether by us or our CROs, to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

In addition, if any of our relationships with our third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs or to do so on commercially reasonable terms. In addition, our CROs are not our employees, and except for remedies available to us under our agreements with such CROs, we cannot control whether they devote sufficient time and resources to our on-going clinical, nonclinical and preclinical programs. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. For example, investigator misconduct during our TRANQUILITY II trial evaluating BXCL501 in patients with probable Alzheimer’s disease could require us to conduct additional clinical trials before we are able to seek or obtain approval for BXCL501 for use in this patient population, as described more fully in the risk factor above entitled: “Developments relating to our TRANQUILITY II Phase 3 trial may impact the timing of our development plans for, and prospects for seeking or obtaining regulatory approval of, BXCL501 for the acute treatment of agitation (non-daily) associated with dementia in patients with probable Alzheimer’s disease.” As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed.

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

As a result of outbreaks from variants of COVID-19, or other pandemics, epidemics or outbreaks of infectious disease, we may experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:

●	delays or difficulties in initiating, operating and completing our clinical trials;
●	interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by governments, employers and others or interruption of clinical trial subject visits and study procedures, which may impact the integrity of subject data and clinical study endpoints;
●	interruption or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines;
●	interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems; and

●	other interruptions or delays to our sourced discovery and clinical activities.

If we or any of the third parties with whom we engage were to experience shutdowns or other business disruptions from COVID-19 or other pandemics, epidemics or outbreaks of infectious disease, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted.

Unfavorable global political or economic events and conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the world, and their impact on the global economy and in the global financial markets. The global economy, including credit and financial markets, has recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, rising interest and inflation rates, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. A severe or prolonged economic downturn or recession and a continued increase in inflation rates or interest rates could result in a variety of risks to our business, and our ability to raise additional capital when needed on acceptable terms, if at all. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Increased inflation rates and related increases in interest rates can adversely affect us by increasing our costs, including labor and employee benefit costs. In addition, events such as pandemics, epidemics, or outbreaks of an infectious disease may materially and adversely impact our business if we or any of the third parties with whom we engage were to experience shutdowns or other business disruptions. Furthermore, geopolitical conflicts and war, such as the current military conflict between Russia and Ukraine and the war between Israel and Hamas, could disrupt or otherwise adversely impact our operations and those of third parties upon which we rely. Related sanctions, export controls or other actions have and may in the future be initiated by nations including the U.S., the EU or Russia (e.g., potential cyberattacks, disruption of energy flows, etc.), which could adversely affect our business and/or our supply chain, our CROs, CMOs and other third parties with which we conduct business. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

Our future success may depend on our ability to attract and retain qualified personnel, including consultants.

We are dependent on the principal members of our management and scientific teams. Our success and the execution of our operating strategy, to the extent we continue operations, depend largely on the continued service of our employees. In addition to our employees, we have access to certain of BioXcel LLC’s employees and resources through the various agreements we have with BioXcel LLC. We have expanded our management team to include an operational ramp-up of additional technical staff required to achieve our business objectives. We will need to retain such employees, and may need to continue to expand our managerial, commercial, operational, technical, and scientific, financial, and other resources to manage our operations and clinical trials, continue our research and development activities, and any approved product candidates. Our management and scientific personnel, systems and facilities currently in place may not be adequate to support our future growth.

We may utilize the services of third-party vendors to perform tasks including preclinical and clinical trial management, statistics and analysis, regulatory affairs, medical advisory, market research, formulation development, chemistry, manufacturing and control activities, other drug development functions, legal, auditing, financial advisory, and investor relations. Because we rely on numerous consultants to outsource many key functions of our business, we will need to be able to effectively manage these consultants to ensure that they successfully carry out their contractual obligations and meet expected deadlines. However, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for our product candidate or otherwise advance our business. There can be no assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all. If we are not able to recruit and retain qualified personnel, we may be unable to successfully implement the tasks necessary to further develop and commercialize our product candidate and, accordingly, may not achieve our research, development and commercialization goals.

We depend on our senior management team, and the loss of one or more of our executive officers or key employees or an inability to attract and retain highly skilled employees could adversely affect our business.

Our success depends largely upon the continued services of our key executive officers, including Vimal Mehta, our Chief Executive Officer, President and a member of our Board, as well as the other principal members of our management, scientific, clinical teams and commercial readiness teams. We do not maintain “key person” insurance for any of these executive officers or any of our other key employees. We also rely on our leadership team in the areas of research and development, marketing, services and selling, general and administrative functions. From time to time, there may be changes in our executive management and leadership teams resulting from the hiring or departure of executives or other key employees, which could disrupt our business. The replacement of one or more of our executive officers or other key employees would likely involve significant time and costs and may significantly delay or prevent the achievement of our business objectives.

To continue to execute our business strategy, we also must attract and retain highly skilled personnel. We might not be successful in maintaining our unique culture and continuing to attract and retain qualified personnel. We have, from time to time, had difficulty hiring and retaining highly skilled personnel with appropriate qualifications, including as a result of the Reprioritization and related consequences for our reputation. We may experience such difficulties in the future, and any further restructuring or related reduction in force could exacerbate such difficulties. The pool of qualified personnel with experience working within the biopharmaceutical and biotechnology market is limited overall. In addition, many of the companies with which we compete for experienced personnel have greater resources than we have.

Furthermore, prior workforce reductions and any future similar cost-saving initiatives may make it difficult for us to maintain valuable aspects of our culture, retain institutional knowledge and expertise, to prevent a negative effect on employee morale or attrition beyond our planned reduction in headcount, and to attract competent personnel who are willing to embrace our culture in the future. Our executive officers and other employees are at-will employees, which means they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. We may not be able to retain the services of any members of our senior management or other key employees. If we do not succeed in retaining and motivating existing employees or attracting well-qualified employees in the future, our business, financial condition and results of operations could be materially and adversely affected.

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

We collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business, including our mobile and web-based applications, our e-commerce platform and our enterprise software. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information, clinical trial data, and personal information (collectively, “Confidential Information”) of customers and our employees and contractors. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such Confidential Information.

Our information technology systems and those of third parties on which we rely have been and may in the future be attacked or breached by individuals or organizations intending to obtain our Confidential Information; harm or disrupt our business operations; or otherwise misappropriate information or Company funds. A security compromise of our information technology systems or business operations, or those of third parties on which we rely, could occur through a variety of methods such as from cyber-attacks and cyber-intrusions over the Internet, misconfigurations, “bugs” or other vulnerabilities, malware, computer viruses, email spoofing, attachments to e-mails, persons inside or outside our organization or persons with access to systems inside our organization. The risk of such intrusions, threats to data and information technology systems and breaches has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased.

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

Furthermore, the security measures employed by third-party service providers may prove to be ineffective at preventing breaches of their systems. Any attack that results in disruptions to our operations, or the unauthorized release or loss of Confidential Information, could have a material adverse effect on our business reputation, increase our costs and expose us to material legal claims and liability (such as class actions) and result in regulatory investigations and enforcement actions, fines and penalties, negative reputational impacts that cause us to lose existing or future customers, and/or significant incident response, system restoration or remediation and future compliance costs. If the unauthorized release or loss of Confidential Information were to occur, our operations and financial results and our share price could be adversely affected. Although we maintain insurance for our business, the coverage under our policies may not be adequate to compensate us for all losses that may occur.

Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements could adversely affect our business, results of operations, and financial condition.

The global data protection landscape is rapidly evolving, and we are or may become subject to numerous state, federal and foreign laws, requirements and regulations governing the collection, use, disclosure, retention, and security of personal data, such as information that we may collect in connection with clinical trials in the U.S. and abroad. Additionally, our use of AI and machine learning may be subject to laws and evolving regulations regarding the use of AI or machine learning, controlling for data bias, and anti-discrimination, and we may not always be able to anticipate how to respond to these laws or regulations. Further, there is an increase in litigation in a number of jurisdictions, including the United States, relating to the use of AI, particularly generative AI. New laws regulating AI are at an advanced stage of the legislative process in the EU, and it is possible that new laws and regulations will be adopted in the United States and in other non-U.S. jurisdictions, or that existing laws and regulations may be interpreted in ways that would affect the operation of our learning platforms, online testing business and data analytics and the way in which we use AI and machine learning technology.

In Europe, on December 8, 2023, the European Union legislators reached a political agreement on the EU Artificial Intelligence Act (“EU AI Act”) which establishes a comprehensive, risk-based governance framework for artificial intelligence in the EU market. The EU AI Act is expected to enter into force in 2024, and the majority of the substantive requirements will apply two years later. The EU AI Act will apply to companies that develop, use and/ or provide artificial intelligence in the EU and includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose artificial intelligence and foundation models, and proposes fines for breach of up to 7% of worldwide annual turnover. In addition, on September 28, 2022, the European Commission proposed two Directives seeking to establish a harmonized civil liability regime for AI in the EU. Once fully applicable, this regulatory framework is expected to have a material impact on the way AI is regulated in the EU, and together with developing guidance and/ or decisions in this area, may affect our use of AI and our ability to provide, improve or commercialize our services, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, operations and financial condition. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulation, our internal policies and procedures or our contracts governing our processing of personal information could result in negative publicity, government investigations and enforcement actions, claims by third parties and damage to our reputation, any of which could have a material adverse effect on our operations, financial performance and business.

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

Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, the “CCPA”), requires covered businesses that process the personal information of California residents to, among other things: provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information, and enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. If we are subject to or affected by HIPAA, the CCPA, or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

In Europe, the General Data Protection Regulation (“GDPR”) went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the U.S., and the efficacy and longevity of current transfer mechanisms between the EEA, and the United States remains uncertain. On July 10, 2023, the European Commission adopted its Adequacy Decision in relation to the new EU-US Data Privacy Framework (“DPF”), rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the DPF Adequacy Decision to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

Further, since January 1, 2021, companies have had to comply with the GDPR and also the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR (i.e., fines up to the greater of £17.5 million or 4% of global turnover). On October 12, 2023, the UK Extension to the DPF came into effect (as approved by the UK Government), as a data transfer mechanism from the UK to U.S. entities self-certified under the DPF.

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

As of December 31, 2023, the Company had federal net operating loss carryforwards (“NOLs”) of approximately $351.3 million and state NOLs of approximately $360.1 million. If not utilized, the federal and state NOLs, which are subject to expiration, will begin to expire in 2037. Federal NOLs generated in taxable years beginning after December 31, 2017 may be carried forward indefinitely but may only be used to offset 80% of our taxable income in future taxable years beginning after December 31, 2020. As of December 31, 2023, we also had approximately $14.3 million of federal orphan drug credits and research and development credits and $1.2 million of state research and development credits, which will begin to expire in 2037 if not utilized. The utilization of such NOLs and tax credits and realization of tax benefits in future years depends upon our having taxable income and income tax liabilities.

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

Our commercial success will depend in part on obtaining, maintaining enforcing and defending our patents, trademarks, trade secrets and other intellectual property rights and proprietary technology for our current and future approved products and product candidates, the processes used to manufacture them and the methods for using them, as well as successfully defending these patents against third-party challenges. We are the owner of record of certain patents and patent applications pending in the U.S. and in certain foreign jurisdictions. Patents issued from non-provisional applications, which are typically filed from provisional patent applications or from PCT applications that enter the national phase. Neither provisional patent applications nor PCT applications issue directly as patents. We own PCT patent applications relating to our platform technologies covering methods of use and applications of the platform technologies.

We cannot be certain that any future patents will issue with claims that cover our product candidates. Our ability to stop third parties from making, using, selling, offering to sell or importing our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents, trademarks, trade secrets and other intellectual property rights and proprietary technology that cover these activities.

The patent positions of biotechnology and pharmaceutical companies can be highly uncertain and involve complex legal and factual questions that have been the subject of much litigation in recent years and for which important legal principles remain unresolved. Therefore, the scope of any patent claims that we have or may obtain cannot be predicted with certainty. No consistent policy regarding the breadth of claims allowed in pharmaceutical patents has emerged to date in the U.S. or in foreign jurisdictions outside of the U.S. Changes in either the patent laws or interpretations of patent laws in the U.S. and other countries may diminish the value of our intellectual property. Accordingly, we cannot predict which of our patent applications will issue, the breadth of claims that may be enforced in the patents that may be issued from the applications we currently, or may in the future, own or license from third parties, whether any of the issued patents will be found to be infringed, invalid or unenforceable or will be threatened or challenged by third parties, that any of our issued patents have, or that any of our currently pending or future patent applications that mature into issued patents will include, claims with a scope sufficient to protect our products and services. Further, if any patents we obtain or license are deemed invalid and unenforceable, our ability to commercialize or license our technology could be adversely affected.

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

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

●	others may be able to independently develop, make and commercialize compounds that are similar to, or are alternatives or duplicates of any of our product candidates, but that are not covered by the claims of our patents or are not infringing, misappropriating, or otherwise violating our other intellectual property rights;
●	we might not have been the first to make the inventions covered by our issued patents or pending patent applications that we license or may own in the future;
●	we, or our future collaborators, might not have been the first to file patent applications covering certain of our or their inventions;
●	our pending patent applications or those that we may own in the future may not result in issued patents;
●	the claims of our issued patents or patent applications when issued may not cover our products or product candidates;
●	any patents that we obtain may not provide us with any competitive advantages;
●	our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop, manufacture and commercialize competitive products or product candidates for sale in our major commercial markets;
●	we may not develop additional proprietary technologies that are patentable;
●	we may choose not to seek patent protection for some of our proprietary technology or product candidates to maintain certain trade secrets or know-how, and a third party may subsequently file a patent covering such trade secrets or know-how;
●	any granted patents may be held invalid or unenforceable as a result of legal challenges by third parties; and
●	the patents of others may have an adverse effect on our business.

Should any of these events occur, they could have a material adverse effect on our business, financial condition, results of operations and prospects.

Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance, renewal and annuity fees and various other government fees on any issued patent and pending patent application must be paid to the USPTO and foreign patent agencies in several stages or annually over the lifetime of our owned and in-licensed patents and patent applications. In addition, the USPTO and various foreign governmental patent agencies require compliance with various procedural, document submission, fee payment and other requirements during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. In such an event, potential competitors might be able to enter the market with similar or identical products or technology. If we or our licensors fail to maintain the patents and patent applications covering our product candidates, it would have a material adverse effect on our business, financial condition, results of operations, and prospects.

If we fail to comply with our obligations in the agreements under which we may license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose rights that are important to our business.

We may be required to enter into intellectual property license agreements that are important to our business. These license agreements may impose various diligence, payment, and other obligations on us. For example, we may enter into exclusive license agreements with universities, research institutions, or peer industry third parties pursuant to which we may be required to use commercially reasonable efforts to engage in various development and commercialization activities with respect to licensed products and may need to satisfy specified milestone and royalty payment obligations. If we fail to comply with any obligations under our agreements with any of these licensors, we may be subject to termination of the license agreement in whole or in part; increased financial obligations to our licensors or loss of exclusivity in a particular field or territory, in which case our ability to develop or commercialize products covered by the license agreement will be impaired.

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

We or our licensors may be subject to claims that third parties have an interest in our patents, trade secrets, or other intellectual property that we regard as our own or our licensor’s, based on claims that the relevant agreements with employees or consultants obligating them to assign their intellectual property rights to us or our licensor are ineffective or in conflict with prior or competing contractual obligations to assign inventions and intellectual property rights to another employer, to a former employer, or to another person or entity. We may also be subject to claims that our former employees, contractors or collaborators, or other third parties have an ownership interest in our current or future patents, patent applications, or other intellectual property rights, including as an inventor or co-inventor. For example, we or our licensors may have inventorship disputes arise from conflicting obligations of employees, consultants or others who are involved in developing our product candidates. Although it is our policy to require our employees, consultants and contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property rights that we regard as our own, and we cannot be certain that our agreements with such parties will be upheld in the face of a potential challenge, or that they will not be breached, for which we may not have an adequate remedy.

We are not aware of any threatened or pending claims related to these matters, but in the future litigation may be necessary to defend against these and other claims challenging inventorship or our or our licensors’ ownership of our owned or in-licensed patents, trade secrets, or other intellectual property, and it may be necessary or we may desire to obtain a license to a third party’s intellectual property rights to settle any such claim; however, there can be no assurance that we would be able to obtain such license on commercially reasonable terms, if at all. If we or our licensors fail in defending any such claims, in addition to paying monetary damages or a settlement payment, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to our product candidates. A court could prohibit us from using technologies, features or other intellectual property rights that are essential to our products or technologies, if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of another person or entity, including another or former employers. An inability to incorporate technologies, features or other intellectual property rights that are important or essential to our products or product candidates could have a material adverse effect on our business, financial condition, results of operations, and competitive position, and may prevent us from developing, manufacturing and/or commercializing our products or technologies. In addition, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. Any litigation or the threat thereof may adversely affect our ability to hire employees or contract with independent sales representatives. A loss of key personnel or their work product could hamper or prevent our ability to develop, manufacture and/or commercialize our products or services, which could materially and adversely affect our business, financial condition and results of operations. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

If our intellectual property related to IGALMITM BXCL501, BXCL502, BXCL701, BXCL702 or any future product candidates is not adequate or if we are not able to successfully enforce our intellectual property rights, the commercial value of our products or product candidates may be adversely affected and we may not be able to compete effectively in our market.

Third parties, including our competitors, may currently, or in the future, infringe, misappropriate or otherwise violate our issued patents or other intellectual property rights, and we may file lawsuits or initiate other proceedings to protect or enforce our patents or other intellectual property rights, which could be expensive, time-consuming and unsuccessful. We regularly monitor for unauthorized use of our intellectual property rights and, from time to time, analyze whether to seek enforce our rights against potential infringement, misappropriation or violation of our intellectual property rights. However, the steps we have taken, and are taking, to protect our proprietary rights may not be adequate to enforce our rights as against such infringement, misappropriation or violation of our intellectual property rights. In certain circumstances it may not be practicable or cost-effective for us to enforce our intellectual property rights fully, particularly in certain developing countries or where the initiation of a claim might harm our business relationships. We may also be hindered or prevented from enforcing our rights with respect to a government entity or instrumentality because of the doctrine of sovereign immunity. Our ability to enforce our patent or other intellectual property rights depends on our ability to detect infringement. It may be difficult to detect infringers who do not advertise the components or methods that are used in connection with their products or technologies. Moreover, it may be difficult or impossible to obtain evidence of infringement in a competitor’s or potential competitor’s product or technologies. Thus, we may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Any inability to meaningfully enforce our intellectual property rights could harm our ability to compete and reduce demand for our products and product candidates.

Even where laws provide protection, costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and the outcome of such litigation would be uncertain. If we choose to commence a proceeding or litigation to prevent another party from infringing our patents, that party could counterclaim that our patents are invalid or should not be enforced against them. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to validity, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. There is a risk that the examiner or court will decide that our patents are invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the related inventions. There is also the risk that, even if the validity of our patents is upheld, the examiner or court may construe the patent’s claims or other intellectual property narrowly or refuse to stop the other party from using the technology at issue on the grounds that such other party’s activities do not infringe our rights to such patents. In addition, the U.S. Supreme Court has recently modified some tests used by the USPTO in granting patents over the past 20 years, which may decrease the likelihood that we will be able to obtain patents and increase the likelihood of challenge to any patents we obtain or license. Any proceedings or litigation to enforce our intellectual property rights or defend ourselves against claims of infringement of third-party intellectual property rights could be costly and divert the attention of managerial and scientific personnel, regardless of whether such litigation is ultimately resolved in our favor. We may not have sufficient resources to bring these actions to a successful conclusion. If a defendant were to prevail on its legal assertion of invalidity and/or unenforceability against our intellectual property related to a product or a product candidate, we could lose at least part, and perhaps all, of the patent protection on such product or product candidate. Such a loss of patent protection would have a material adverse impact on our business. Moreover, our competitors could counterclaim that we infringe their intellectual property, and some of our competitors have substantially greater intellectual property portfolios than we do. An adverse result in any litigation or administrative proceeding could put one or more of our patents or other intellectual property rights at risk of being invalidated or interpreted narrowly, which could adversely affect our competitive business position, financial condition and results of operations. Moreover, if we are unable to successfully defend against claims that we have infringed the intellectual property rights of others, we may be prevented from using certain intellectual property and may be liable for damages, which in turn could materially adversely affect our business, financial condition or results of operations. Even if we are successful in any litigation, we may incur significant expense in connection with such proceedings, and the amount of any monetary damages may be inadequate to compensate us for damage as a result of the infringement and the proceedings. Further, a court may decide not to grant an injunction against further infringing activity and instead award only monetary damages, which may not be an adequate remedy. Furthermore, the monetary cost of such litigation and the diversion of the attention of our management could outweigh any benefit we receive as a result of the proceedings. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our business. Any of the foregoing may cause us to incur substantial costs, and could place a significant strain on our financial resources, divert the attention of management from our core business and harm our reputation.

Further, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during litigation. There could also be public announcements of the results of hearing, motions, or other interim developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of shares of our common stock.

Third parties may initiate legal proceedings alleging that we are infringing, misappropriating or otherwise violating their intellectual property rights, and/or third party claims seeking to invalidate our patents, which would be costly, time consuming and, if successfully asserted against us, may prevent or delay our product development efforts and stop us from commercializing or increase the costs of commercializing our product candidates.

Our commercial success will depend in part on our ability to develop, manufacture or commercialize our products and product candidates without infringing, misappropriating or otherwise violating the intellectual property rights of third parties. There is considerable patent and other intellectual property litigation in the pharmaceutical and biotechnology industries, and companies in the industry have used intellectual property litigation to gain a competitive advantage. We may become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our products, or the manufacture or use of our product candidates. In addition to infringement claims against us, third parties may also raise similar claims before administrative bodies in the United States or abroad. Such mechanisms include interference proceedings, post grant review, inter partes review, and derivation proceedings before the USPTO and similar proceedings in foreign jurisdictions. If third parties prepare and file patent applications in the United States that also claim technology similar or identical to ours, we may have to participate in interference or derivation proceedings in the USPTO to determine which party is entitled to a patent on the disputed invention. We may also become involved in similar opposition proceedings in the European Patent Office or similar offices in other jurisdictions regarding our intellectual property rights with respect to our products and technology. Since patent applications are confidential for a period of time after filing, we cannot be certain that we were the first to file any patent application related to our product candidates. Such administrative proceedings could result in revocation of or amendment to our patents in such a way that they no longer cover our products or product candidates. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we, our patent counsel, and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity and/or unenforceability, we may lose at least part, and perhaps all, of the patent protection on our products or technologies. Such a loss of patent protection would have a material adverse impact on our business, financial condition, results of operations, and prospects.

The legal threshold for initiating litigation or contested proceedings is low, so that even lawsuits or proceedings with a low probability of success might be initiated and require significant resources to defend. The costs of these lawsuits could affect our results of operations and divert the attention of managerial and scientific personnel. Some of these third parties may be better capitalized and have more resources than us. There is a risk that a court would decide that we are infringing the third-party’s patents and would order us to stop the activities covered by the patents. In that event, we may not have a viable way around the patent and may need to halt commercialization of the relevant product candidate. In addition, there is a risk that a court will order us to pay the other party damages for having violated the other party’s patents. We also could be ordered to pay substantial damages, including treble damages and attorney’s fees if we are found to be willfully infringing a third party’s patents or other intellectual property rights. In addition, we may be obligated to indemnify our licensors and collaborators against certain intellectual property infringement claims brought by third parties, which could require us to expend additional resources. The pharmaceutical and biotechnology industries have produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third party patents are valid and enforceable, and infringed by the use of our products and/or technologies, which could have a negative impact on the commercial success of our current and any future products or technologies.

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

If we do not obtain patent term extension in the United States under the Hatch-Waxman Act and in foreign countries under similar legislation, thereby potentially extending the term of marketing exclusivity for IGALMITM, or our product candidates, our business may be materially harmed.

Following the approval by the FDA for our NDA to market IGALMITM, we became eligible to seek and sought patent term restoration under the Hatch-Waxman Act for one of the U.S. patents covering our approved product or the use thereof. The Hatch-Waxman Act allows a maximum of one patent to be extended per FDA approved product. Patent term extension also may be available in certain foreign countries upon regulatory approval of our product candidates.

Despite seeking patent term extension for our product candidates, we may not be granted patent term extension either in the United States or in any foreign country because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the term of extension, as well as the scope of patent protection during any such extension, afforded by the governmental authority could be less than we request.

We may not be able to enforce our intellectual property rights throughout the world.

The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of some countries, particularly developing countries, do not favor the enforcement of patents and other intellectual property protection, especially those relating to life sciences. This could make it difficult for us to stop the infringement of our patents or the misappropriation of our other intellectual property rights. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties.

Proceedings to enforce our patent rights in foreign jurisdictions, whether or not successful, could result in substantial costs and divert our efforts and attention from other aspects of our business. Furthermore, while we intend to protect our intellectual property rights in our expected significant markets, we cannot ensure that we will be able to initiate or maintain similar efforts in all jurisdictions in which we may wish to market our products. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate. In addition, changes in the law and legal decisions by courts in the United States and foreign countries may affect our ability to obtain and enforce adequate intellectual property protection for our technology.

Finally, a Unitary Patent and Unified Patent Court (“UPC”) system was implemented in Europe on June 1, 2023. This new regime may present uncertainties for our ability to protect and enforce our patent rights against competitors in Europe. Under the UPC, all European patents, including those issued prior to ratification of the European Patent Package, by default automatically fall under the jurisdiction of the UPC. The UPC provides our competitors with a new forum to centrally revoke our European patents, and allows for the possibility of a competitor to obtain pan-European injunctions. It will be several years before we will understand the scope of patent rights that will be recognized and the strength of patent remedies that will be provided by the UPC. Under the EU Patent Package, we will have the right to opt our patents out of the UPC over the first seven years of the court’s existence, but doing so may preclude us from realizing the benefits of the new unified court.

If our trademarks and trade names are not adequately protected, we may not be able to build name recognition in our markets of interest and our competitive position may be harmed.

Our trademarks could be challenged, invalidated, infringed, and circumvented by third parties, and our trademarks could also be diluted, declared generic or found to be infringing on other marks. If any of the foregoing occurs, we could be forced to re-brand our products or technologies, resulting in loss of brand recognition and requiring us to devote resources to advertising and marketing new brands, and suffer other competitive harm. Third parties may also adopt trademarks similar to ours, which could harm our brand identity and lead to market confusion. Further, there can be no assurance that competitors will not infringe on our trademarks or that we will have adequate resources to enforce our trademarks. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. Certain of our current or future trademarks may become so well known by the public that their use becomes generic and they lose trademark protection. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively. Any of the foregoing could have a material adverse effect on our competitive position, business, financial condition, operating results and prospects.

We rely on our trademarks, trade names and brand names, such as “IGALMITM” and our logo, to distinguish our company and our products from our competitors and the products of our competitors, and have registered or applied to register many of these trademarks in the United States and certain countries outside the United States, however, we have not yet registered all of our trademarks in all of our current and potential markets. There can be no assurance that our trademark applications will be approved for registration. During trademark registration proceedings, we may receive rejections. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in proceedings before the USPTO and comparable agencies in many foreign jurisdictions, third parties may also oppose our trademark applications and may seek to cancel trademark registrations or otherwise challenge our use of the trademarks. Opposition or cancellation proceedings may be filed against our trademark filings in these agencies, and such filings may not survive such proceedings. While we may be able to continue the use of our trademarks in the event registration is not available, particularly in the United States, where trademark rights are acquired based on use and not registration, third parties may be able to enjoin the continued use of our trademarks if such parties are able to successfully claim infringement in court. In addition, opposition or cancellation proceedings may be filed against our trademark applications and registrations and our trademarks may not survive such proceedings. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would. Our trademarks or trade names may be infringed, circumvented, declared generic or determined to be violating or infringing on other marks.

If we are not able to adequately prevent disclosure of trade secrets and other proprietary information, the value of our technology and products could be significantly diminished.

In addition to patent protection, we also rely on other intellectual property rights, including protection of copyright, trade secrets, know-how and/or other proprietary information to protect our proprietary technologies, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect, and some courts are less willing or unwilling to protect trade secrets. To maintain the confidentiality of our trade secrets and proprietary information, we rely in part on confidentiality agreements with our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to protect our trade secrets and other proprietary information. However, we cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary technology and processes and we may not enter into such agreements with all employees, consultants and third parties who have been involved in the development of our intellectual property rights. Although we generally require all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information, or technology to enter into confidentiality agreements, we cannot provide any assurances that all such agreements have been duly executed. In addition, despite the protections we do place on our intellectual property or other proprietary rights, monitoring unauthorized use and disclosure of our intellectual property rights by employees, consultants and other third parties who have access to such intellectual property or other proprietary rights is difficult, and we do not know whether the steps we have taken to protect our intellectual property or other proprietary rights will be adequate. Therefore, we may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by such employees, consultants, advisors or third parties, despite the existence generally of these confidentiality restrictions. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. There can be no assurances that such employees, consultants, advisors or third parties will not breach their agreements with us, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known or independently developed by third parties, including our competitors. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed. The exposure of our trade secrets and other proprietary information would impair our competitive advantages and could have a material adverse effect on our business, financial condition and results of operations. In particular, a failure to protect our proprietary rights may allow competitors to copy our technology, which could adversely affect our pricing and market share.

In addition to contractual measures, we try to protect the confidential nature of our proprietary information by maintaining physical security of our premises and electronic security of our information technology systems. Such security measures may not, for example, in the case of misappropriation of a trade secret by an employee, consultant or other third party with authorized access, provide adequate protection for our proprietary information. Our security measures may not prevent an employee, consultant or other third party from misappropriating our trade secrets and providing them to a competitor, and recourse we take against such misconduct may not provide an adequate remedy to protect our interests fully. Unauthorized parties may also attempt to copy or reverse engineer certain aspects of our products or services that we consider proprietary. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive and time-consuming, and the outcome is unpredictable. Further, we may not be able to obtain adequate remedies for any breach. While we use commonly accepted security measures, trade secret violations are often a matter of state law in the United States, and the criteria for protection of trade secrets can vary among different jurisdictions. If the steps we have taken to maintain our trade secrets are deemed inadequate, we may have insufficient recourse against third parties for misappropriating the trade secret. In addition, trade secrets may be independently developed by others in a manner that could prevent legal recourse by us. If any of our intellectual property rights or confidential or proprietary information, such as our trade secrets, were to be disclosed or misappropriated, or if any such information was independently developed by a competitor, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and prospects.

Furthermore, any license agreements we enter into in the future may require us to notify, and in some cases license back to the licensor, certain additional proprietary information or intellectual property that we developed using the rights licensed to us under these agreements. Any such licenses back to the licensor could allow our licensors to use that proprietary information or intellectual property in a manner that could harm our business. In addition, others may independently discover our trade secrets and proprietary information. For example, the FDA, as part of its transparency initiative, is currently considering whether to make additional information publicly available on a routine basis, including information that we may consider to be trade secrets or other proprietary information, and it is not clear at the present time how the FDA’s disclosure policies may change in the future, if at all. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position. Further, it is possible that others will independently develop the same or similar technology, products or services or otherwise obtain access to our unpatented technology, and in such cases, we could not assert any trade secret rights against such parties. If we fail to obtain or maintain trade secret protection, or if our competitors obtain our trade secrets or independently develop technology or products similar to ours, our competitive market position could be materially and adversely affected. In addition, some courts are less willing or unwilling to protect trade secrets and agreement terms that address non-competition are difficult to enforce in many jurisdictions and might not be enforceable in certain cases.

We may be subject to claims that our employees, consultants or independent contractors have misappropriated the intellectual property rights, including know-how or trade secrets of a third party.

We may be subject to claims that our employees or consultants have wrongfully used for our benefit or disclosed to us confidential information of third parties. As is common in the biotechnology and pharmaceutical industries, we employ individuals who were previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Some of these employees, consultants and contractors may have executed proprietary rights, non-disclosure and non-competition agreements in connection with such previous employment or engagement. Although we try to ensure that our employees, consultants and independent contractors do not use the intellectual property rights, proprietary information, know-how, or trade secrets of others in their work for us, and do not perform work for us that is in conflict with their obligations to another employer or any other entity, we may be subject to claims that we or our employees, consultants or independent contractors have, inadvertently or otherwise misappropriated the intellectual property, including know-how, trade secrets or other proprietary information of their former employers or clients. To the extent that our employees, consultants or contractors use intellectual property rights or proprietary information owned by others in their work for us, disputes may arise as to the rights in any related or resulting know-how and inventions. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we could lose valuable intellectual property rights or personnel, which could adversely impact our business. There is no guarantee of success in defending these claims, and even if we are successful, litigation could result in substantial costs and be a distraction to management.

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

You should consider an investment in our common stock to be risky, and you should invest in our common stock only if you can withstand a significant loss and wide fluctuations in the market value of your investment. Some factors that may cause the market price of our common stock to fluctuate, in addition to the other risks mentioned in this “Risk Factors” section, are:

●	sale of our common stock by our stockholders, executives, and directors;
●	volatility and limitations in trading volumes of our shares of common stock;
●	speculative trading in and short sales of our stock, as well as trading phenomena such as the “short squeeze” and “short and distort” schemes;
●	our ability to obtain financings to conduct and complete research and development activities including, but not limited to, our clinical trials, and other business activities;
●	possible delays in the expected recognition of revenue due to lengthy and sometimes unpredictable sales timelines;
●	the timing and success of introductions of new applications and services by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers or strategic partners;
●	network outages or security breaches;
●	our ability to attract new customers;
●	customer renewal rates and the timing and terms of customer renewals;
●	our ability to secure resources and the necessary personnel to conduct clinical trials on our desired schedule;
●	commencement, enrollment or results of our clinical trials for our product candidates or any future clinical trials we may conduct;
●	changes in the development status of our product candidates;
●	any delays or adverse developments or perceived adverse developments with respect to the FDA’s review of our preclinical and clinical trials;
●	any delay in our submission for studies or product approvals or adverse regulatory decisions, including failure to receive regulatory approval for our product candidates;
●	unanticipated safety concerns related to the use of our product candidates;
●	failures to meet external expectations or management guidance;
●	changes in our capital structure or dividend policy, future issuances of securities, sales of large blocks of common stock by our stockholders;
●	our cash position;
●	announcements and events surrounding financing efforts, including debt and equity securities;
●	our inability to enter into new markets or develop new products;
●	reputational issues;
●	competition from existing technologies and products or new technologies and products that may emerge;
●	announcements of acquisitions, partnerships, collaborations, joint ventures, new products, capital commitments, or other events by us or our competitors;

●	changes in general economic, political and market conditions in or any of the regions in which we conduct our business;
●	changes in industry conditions or perceptions;
●	changes in valuations of similar companies or groups of companies;
●	analyst research reports, recommendation and changes in recommendations, price targets, and withdrawals of coverage;
●	departures and additions of key personnel;
●	disputes and litigations related to intellectual properties, proprietary rights, and contractual obligations;
●	changes in applicable laws, rules, regulations, or accounting practices and other dynamics; and
●	other events or factors, many of which may be out of our control.

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

As of December 31, 2023, our directors, executive officers and BioXcel LLC, and their respective affiliates, beneficially owned approximately 35% of our outstanding shares of common stock. As a result, these stockholders, acting together, would have significant control over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have significant control over the management and affairs of our Company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

We are a “smaller reporting company” and are able to avail ourselves of reduced disclosure requirements applicable to smaller reporting companies, which could make our common stock less attractive to investors.

We are a smaller reporting company, and we will remain a smaller reporting company until we determine that either (1) our annual revenues are at least $100 million and our voting and non-voting common stock held by non-affiliates is at least $250 million measured on the last business day of our most recent second fiscal quarter, or (2) our voting and non-voting common stock held by non-affiliates is at least $700 million measured on the last business day of our most recent second fiscal quarter. Smaller reporting companies are able to provide simplified executive compensation disclosure, and have certain other reduced disclosure obligations, including, among other things, being required to provide only two years of audited financial statements and not being required to provide selected financial data, supplemental financial information or risk factors. In addition, as a non-accelerated filer, we are exempt from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

We have elected to take advantage of certain of the reduced reporting obligations. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be reduced or more volatile.

We are and may in the future be subject to legal proceedings, claims and investigations in or outside the ordinary course of business. Such proceedings, claims and investigations could be costly and time-consuming to defend and could result in unfavorable outcomes, which may have a material adverse effect on our business, operating results and financial condition, and negatively affect the price of our common stock.

We are, and may in the future become, subject to various legal proceedings, claims and investigations that arise in or outside the ordinary course of business. For example, on July 7, 2023, plaintiff Katelyn Martin filed a class action complaint against the Company and certain executives in the United States District Court for the District of Connecticut, captioned Martin v. BioXcel Therapeutics, et al., 3:23-cv-00915 (D. Conn). On October 4, 2023, pursuant to the Private Securities Litigation Reform Act, the court appointed two co-Lead Plaintiffs. The co-Lead Plaintiffs filed an amended complaint on December 5, 2023, alleging violations of Sections 10(b) and 20A of the Securities and Exchange Act of 1934 (the “Exchange Act”) and SEC Rule 10b-5 promulgated thereunder. The amended complaint alleges that defendants made false or misleading statements regarding the TRANQUILITY II trial and the development of BXCL501 for an expanded indication related to the treatment of certain Alzheimer’s-related agitation. Defendants filed a motion to dismiss on February 6, 2024, which has not been decided.

On November 28, 2023, Plaintiffs Pratheesan Panancherry and Jeffrey Bastress filed a stockholder derivative complaint in the United States District Court for the District of Connecticut purportedly on behalf of the Company and against Vimal Mehta, Richard I. Steinhart, Peter Mueller, June Bray, Sandeep Laumas, Michael Miller, Michal Votruba, and Krishnan Nandabalan as Defendants, and the Company as Nominal Defendant under the caption Panancherry et al v. Mehta et al, 3:23-cv-1554. Following the initial action, Plaintiffs Maria Vomvolakis (3:24-cv-3) and Kelly Fowler (3:24-cv-203) each filed separate stockholder derivative complaints in the District of Connecticut raising similar claims as Panancherry and Bastress, including business torts and violations of the Securities Exchange Act of 1934. The cases have been consolidated under the caption In re BioXcel Therapeutics, Inc. Stockholder Derivative Litigation, 3:23-cv-1554 (D. Conn.). The above-captioned consolidated action is currently stayed.

On January 11, 2024, Plaintiff Jeremy Smith filed a stockholder derivative complaint in the United States District Court for the United States District Court for the District of Delaware purportedly on behalf of the Company and against Vimal Mehta, Peter Mueller, June Bray, Sandeep Laumas, Michael Miller, Michal Votruba, Richard I. Steinhart, Robert Risinger, and Krishnan Nandabalan as Defendants, and the Company as Nominal Defendant under the caption Smith v. Mehta et al, 1:24-cv-00041. Following the initial action, Plaintiff Janice Korff filed a stockholder derivative complaint in the District of Delaware raising similar claims as Smith (1:24-cv-130), including business torts and violations of the Securities Exchange Act of 1934. The cases have been consolidated under the caption In re BioXcel Therapeutics, Inc. Derivative Litigation, 1:24-cv-00041 (D. Del.). The Company expects to seek a stay in the above-captioned consolidated action.

The Company is also cooperating with an investigation by the SEC. The above-captioned proceedings, as well as any investigation or proceeding that may be instituted by the SEC may result in substantial costs or liabilities, as well as a diversion of management’s attention and resources, which could harm our business, result in a decline in the market price of our common stock and impact our financing efforts.

The potential costs and liabilities associated with legal proceedings, claims and investigations involving us or members of our leadership team is uncertain, and the results of such legal proceedings, claims and investigations cannot be predicted with certainty. Lawsuits and other administrative or legal proceedings that may arise can involve substantial costs, including the costs associated with investigation, litigation and possible settlement, judgment, penalty or fine. In addition, lawsuits and other legal proceedings may be time consuming to defend or prosecute and may require a commitment of management and personnel resources that will be diverted from our normal business operations. Also, our insurance coverage may be insufficient, our assets may be insufficient to cover any amounts that exceed our insurance coverage, and we may have to pay damage awards or otherwise may enter into settlement arrangements in connection with such claims. Moreover, we may be unable to continue to maintain our existing insurance at a reasonable cost, if at all, or to secure additional coverage, which may result in costs associated with lawsuits and other legal proceedings being uninsured. Any such payments or settlement arrangements in current or future litigation could have a material adverse effect on our business, operating results or financial condition. Even if the plaintiffs’ claims are not successful, current or future litigation could result in substantial costs and significantly and adversely impact our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results and financial condition, and negatively affect the price of our common stock. In addition, such lawsuits may make it more difficult to finance our operations.

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

As a publicly traded company we have incurred and will continue to incur significant legal, accounting and other expenses. The obligations of being a public company in the U.S. require significant expenditures and place significant demands on our management and other personnel, including costs resulting from public company reporting obligations under the Exchange Act and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the listing requirements of the stock exchange on which our securities are listed. These rules require the establishment and maintenance of effective disclosure and financial controls and procedures, internal control over financial reporting and changes in corporate governance practices, among many other complex rules that are often difficult to implement, monitor and maintain compliance with. Moreover, despite reforms made possible by the JOBS Act, the reporting requirements, rules, and regulations will make some activities more time-consuming and costly, particularly as we are no longer an “emerging growth company.” In addition, we expect these and similar rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain such insurance. Our continued compliance with applicable requirements and to keep pace with new regulations requires management and other personnel to devote a substantial amount of their time, otherwise we may fall out of compliance and risk becoming subject to litigation or being delisted, among other potential problems.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan.

We designed and assessed our program based on the National Institute of Standards and Technology Cybersecurity Framework. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we used the National Institute of Standards and Technology Cybersecurity Framework as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Our cybersecurity risk management program includes:

●risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise information technology environment;
●a management team responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
●the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
●cybersecurity awareness training of our employees, incident response personnel, and senior management;
●a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
●a third-party risk management process for service providers, suppliers, and vendors.

There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For more information, see the section titled “Risk Factors— Business interruptions could adversely affect future operations, revenues, and financial conditions, and may increase our costs and expenses.”

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (the “Committee”) oversight of cybersecurity and other information technology risks. The Committee oversees management’s implementation of our cybersecurity risk management program.

The Committee receives periodic reports from management on our cybersecurity risks. In addition, management updates the Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.

The Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management on our cyber risk management program. Board members receive presentations on cybersecurity topics from the internal Security Incident Management Team or external experts as part of the Board’s continuing education on topics that impact public companies.

Our Security Incident Management Team, which includes our Chief Financial Officer, the Executive Director of Information Technology, Chief Legal Officer and the Quality Assurance Director, has approximately 30 combined years of risk management experience and is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our Security Incident Management Team’s experience includes prior work experience in cybersecurity; financial management and controls, data quality assurance and liability and risk management.

Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the information technology environment.

Item 2. Properties

Our corporate headquarters are located at 555 Long Wharf Drive in New Haven, Connecticut. The Company occupies 18,285 square feet of space. The leases for this space expire in February 2026 and we have a renewal option for one additional five-year term. We believe that our existing facilities are suitable and adequate to meet our current needs.

Item 3. Legal Proceedings

From time to time, we may be subject to litigation and claims arising in the ordinary course of business. For information about our legal proceedings, see Note 18 to our audited financial statements included elsewhere in this Annual Report on Form 10-K which is information is incorporation herein by reference.

In addition, on February 12, 2024, we became aware that the SEC has initiated an investigation involving the Company and is seeking the production of certain documents. We are fully cooperating with the SEC’s investigation. We cannot predict or determine whether any proceeding may be instituted by the SEC in connection with its investigation or the outcome of any proceeding that may be instituted, or the effects any such proceeding could have on the Company’s business or financing efforts.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on The Nasdaq Capital Market® under the symbol “BTAI.”

Stockholders

As of March 21, 2024, there were 12 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees.

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

Unregistered Sales of Securities

There were no unregistered sales of equity securities by the Company during the three months ended December 31, 2023 except as reported in the Company’s Current Report on Form 8-K filed on December 6, 2023.

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

Our most advanced neuroscience candidate is BXCL501. In indications other than those approved by the United States (“U.S.”) Food and Drug Administration (“FDA”) as IGALMI™, BXCL501 is an investigational, proprietary, orally dissolving film formulation of dexmedetomidine (or “Dex”) in development for the treatment of agitation associated with psychiatric and neurological disorders. Our most advanced immuno-oncology asset, BXCL701, is an investigational oral innate immune activator being developed by OnkosXcel Therapeutics as a potential therapy for the treatment of aggressive forms of prostate cancer, pancreatic cancer, and other solid and liquid tumors.

On April 6, 2022, we announced that the FDA approved IGALMITM (dexmedetomidine) sublingual film for the acute treatment of agitation associated with schizophrenia or bipolar I or II disorder in adults. IGALMITM is approved to be self-administrated by patients under the supervision of a health care provider. On July 6, 2022, we announced that IGALMITM was commercially available in doses of 120 and 180 microgram (“mcg).

We are continuing to develop BXCL501 for the acute treatment of agitation associated with bipolar disorders or schizophrenia in the at-home setting and for the acute treatment of agitation (non-daily) associated with dementia due to probable Alzheimer’s disease in the at-home setting and in care facilities. As described further below, we have recently deprioritized the development of BXCL501 for certain indications, including development of BXCL501 as a potential adjunctive treatment for major depressive disorder (“MDD”), as well as our BXCL701 program except as noted in Part, Item 1, “Business” under the heading “Immuno-Oncology.”

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

We held Type B/Breakthrough Therapy Designation meetings with the FDA on October 11, 2023 and on February 20, 2024 to obtain additional feedback on our plans for further development of BXCL501 for the treatment of agitation associated with dementia in patients with probable Alzheimer’s disease. We are currently planning to generate additional Phase 3 efficacy and safety data, in a variety of relevant care-facility settings and across severity of dementia using the Positive and Negative Syndrome Scale-Excitatory Component (“PEC”) as the primary efficacy measure. In addition, we plan to discuss the details of the requirement for long-term safety data at a future meeting with the FDA.

In our SERENITY program, we are evaluating BXCL501 for use in the at-home setting for agitation associated with bipolar disorders or schizophrenia. We completed Part 1 of the SERENITY III trial and announced topline results on May 25, 2023.

We reviewed our SERENITY III program with the FDA in Type C meetings on November 8, 2023 and March 6, 2024. Based on the feedback received from the FDA to date, we plan to move forward to evaluate at-home use of the 120 mcg dose of BXCL501, with safety as the primary objective and efficacy measures as exploratory endpoints to support continued efficacy in the at-home setting as recommended by the FDA in the November 8, 2023 meeting, for the acute treatment of agitation in bipolar disorders or schizophrenia. We also plan to conduct a clinical study designed to enroll approximately 30 patients to evaluate the correlation between patient-reported or informant-reported efficacy with trained rater-reported efficacy using PEC measurements, which the FDA had previously recommended.

Strategic Reprioritization

On August 8, 2023, our Board of Directors approved a broad-based strategic reprioritization (the “Reprioritization”). We determined to take actions to reduce certain operational and workforce expenses no longer deemed core to ongoing operations to extend its cash runway and drive innovation and growth in high-potential clinical development and value-creating opportunities. These actions included a shift in commercial strategy for IGALMI™ in the institutional setting as described, a reduction of in-hospital commercialization expenses, a de-prioritization of programs no longer determined to be core to ongoing operations, and a prioritization on at-home treatment setting opportunities for BXCL501, all as described in Part I, Item 1, “Business”. As part of this strategy, our Board of Directors approved a reduction of approximately 60% of our workforce. Annualized operating expenses are expected to be reduced by approximately $80,000. As of December 31, 2023, the Reprioritization was substantially completed.

As a result of the Reprioritization, the Company recorded restructuring costs of $4,163 in the year ended December 31, 2023. These costs consisted of severance and benefit costs of $4,063 and contract termination costs of $100. The Company paid $3,998 of severance and benefit costs and $100 of contract termination costs during the year ended December 31, 2023. Any remaining costs are expected to be paid during the first quarter of 2024.

IGALMITM Revised Commercialization Strategy

As part of the Company’s Reprioritization, the IGALMITM commercial team shifted focus to a hospital/Integrated Delivery Network (“IDN”) contracting strategy with a Corporate Account Director (“CAD”) team. The goal of the realigned CAD team is to work with large IDNs and drive sales utilizing a top-down approach. Over time, the revised commercial effort is expected to allow the Company to continue to make inroads into the institutional market in a more cost-efficient manner.

Commercial efforts for the IGALMITM launch were impacted significantly in the six months ended December 31, 2023, due to the reduction in force, which included the elimination of sales, marketing, and commercial operations staff. The realigned CAD team generated $376 in net revenue for the three-month period ended December 31, 2023 through legacy sales and volume-based contracts, up from $341 for the three-month period ended September 30, 2023. Net revenues from IGALMI™ product sales for the years ended December 31, 2023 and 2022 were $1,380 and $375, respectively.

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

December 2023 Refinancing

On December 5, 2023 (the “Second Amendment Effective Date”), we entered into the Second Amendment to Credit Agreement and Guaranty and Termination of Revenue Interest Financing Agreement (the “Second Amendment”), which amended the Credit Agreement and Guaranty, dated April 19, 2022, by and among us, as the borrower, certain subsidiaries of the Company from time to time party thereto as subsidiary guarantors, the lenders party thereto (the “Lenders”), and Oaktree Fund Administration LLC (“OFA”) as administrative agent (as amended, the “Credit Agreement”). Among other things, the Second Amendment deferred the effectiveness of the Credit Agreement’s Revenue Covenant (as defined below) to the fourth quarter of 2024 and reduced the required minimum revenue levels under the Revenue Covenant; modified the interest rate of loans under the Credit Agreement; provided for warrants to be issued to the Lenders to purchase 70 shares of our common stock; and lowered the strike price of warrants previously issued to the Lenders under the Credit Agreement to $3.6452 per share. Also on the Second Amendment Effective Date, we terminated the Revenue Interest Financing Agreement (as amended, the “RIFA”) by and among the Company, the purchasers party thereto (the “Purchasers”) and OFA, as administrative agent. The $30,000 in financing previously provided to us under the RIFA was converted to an outstanding loan under the Credit Agreement (the “Tranche A-2 Term Loan”) pursuant to the Second Amendment. All commitments for potential future funding under the RIFA were terminated. For additional information, see below under “Liquidity and Capital Resources—Sources of Liquidity—Financing Agreements.”

March 2024 Waiver

On March 20, 2024 (the “Effective Date”), we entered into a Fourth Amendment (the “Fourth Amendment”) to the Credit Agreement pursuant to which the Lenders waived the covenant that we not receive a report and opinion from our independent registered public accounting firm that contains a “going concern” or similar qualification with respect to our financial statements for the year ended December 31, 2023. Accordingly, while our independent registered public accounting firm’s report contained in this Annual Report on Form 10-K contains a “going concern” explanatory paragraph, it does not constitute an event of default under the Credit Agreement. The Fourth Amendment also includes a number of other changes to the Credit Agreement, as described below under “— Liquidity and Capital Resources—Sources of Liquidity—Financing Agreements.”

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

Components of Our Results of Operations

Product Revenue, Net

Revenue relates to sales of IGALMITM and reflect limited market access since commercial launch in July 2022. The revenues are net of rebates, chargebacks, discounts, and other adjustments. During the fourth quarter of 2022, we began contracting directly with intermediaries such as GPOs.

Operating Costs and Expenses

Cost of Goods Sold

Cost of goods sold primarily relates to the costs of producing, packaging, and delivering our product to customers as well as costs related to excess or obsolete inventory.

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

Our research and development costs by program for the years ended December 31, 2023 and 2022 were as follows:

	Year ended
	December 31,
	2023	2022
Direct external costs
BXCL501	$46,661	$52,044
BXCL701	7,050	9,631
Other research and development programs	4,142	2,687
Total direct external costs	$57,853	$64,362
Internal personnel costs	22,675	22,831
Sub-total direct costs	$80,528	$87,193
Indirect costs and overhead	3,798	4,046
Total research and development expenses	$84,326	$91,239

Selling, General and Administrative

Selling, general and administrative expenses primarily consist of salaries, benefits and non-cash stock-based compensation for our sales, executive and administrative personnel. Selling, general and administrative expenses also include legal expenses to pursue patent protection of our intellectual property and other corporate matters, professional fees for audit and tax services and insurance charges. We may also incur increased costs to comply with corporate governance, internal controls, investor relations and disclosures and similar requirements applicable to public companies.

With our Reprioritization substantially completed as of December 31, 2023, we expect that our selling, general and administrative expenses will decline due to the restructured commercialization plan of IGALMITM and reduced personnel costs. However, we may also experience increased selling, general and administrative expenses due to higher fees for outside consultants, attorneys, and accountants.

Restructuring Costs

On August 8, 2023, our Board of Directors approved the Reprioritization. We took actions to reduce certain operational and workforce expenses that were no longer deemed core to ongoing operations in order to extend our cash runway and drive innovation and growth in high potential clinical development and value creating opportunities. These actions included a shift in commercial strategy for IGALMI™ in the institutional setting, a reduction of in-hospital commercialization expenses, a suspension of programs no longer determined to be core to ongoing operations, and a prioritization of at-home treatment setting opportunities for BXCL501.

As part of this strategy, the Company’s Board of Directors approved a reduction of approximately 60% of the Company’s workforce. The Company notified impacted employees on August 14, 2023. Annual operating expenses are expected to be reduced by approximately $80,000. Management believes that, after giving effect to the Reprioritization, the Company’s cash and cash equivalents of $65.2 million as of December 31, 2023 will allow the Company to fund its operations and meet its liquidity requirements into mid-2024.

As a result of the Reprioritization, the Company recorded restructuring costs of $4,163 for the year ended December 31, 2023. These costs consisted of severance and benefit payments of $4,063 and contract termination costs of $100, which were paid in cash. The Company paid $3,998 of severance and benefit costs and $100 of contract termination costs during the year ended December 31, 2023. As of December 31, 2023, the Reprioritization was substantially completed and any remaining costs are expected to be paid during the first quarter of 2024.

Other Expense (Income)

Other (income) expense primarily consists of interest costs associated with the Credit Agreement the Company entered into in April 2022, changes in fair value of derivative financial instruments, and interest income earned on cash and cash equivalents that were comprised primarily of money market funds. Interest expense may increase in the future as our loans provided under the Credit Agreement are subject to floating interest rates following our December 2023 amendment to the Credit Agreement and, if we meet required milestones, we may draw down additional funds under the Credit Agreement.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements is set forth in Note 3, Summary of Significant Accounting Policies to the consolidated financial statements included in this Annual Report on Form 10-K.

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

Product Revenue, Net

Commercial sales of IGALMITM launched in July 2022. Product revenue, net for the years ended December 31, 2023 and 2022 was $1,380 and $375, respectively, comprised of sales of IGALMITM. As part of the Company’s Reprioritization, the IGALMITM commercial team shifted focus to a hospital/contracting strategy with a CAD team. The goal of the realigned CAD team is to work with large Integrated Delivery Networks and drive sales utilizing a top-down approach. The realigned CAD team generated $376 in net revenue for the three-month period ended December 31, 2023 through legacy sales and volume-based contracts. Commercial efforts for the IGALMITM launch were impacted significantly in the six months ended December 31, 2023, due to the reduction in force, which included the elimination of sales, marketing, and commercial operations staff. However, the revised commercial effort is expected to allow the Company to continue to make inroads into the institutional market in a more cost-efficient manner.

Cost of Goods Sold

Cost of goods sold for the years ended December 31, 2023 and 2022, were $1,260 and $20, respectively, which primarily related to the costs to produce, package and deliver IGALMITM to customers, as well as costs related to excess or obsolete inventory. We entered into a commercial supply agreement with ARx, LLC (“ARx”) pursuant to which ARx has agreed to exclusively manufacture and supply us with all of our worldwide demand of film formulation of Dex to be used for the commercial supply of IGALMITM and for ongoing clinical trials of our product candidate BXCL501, subject to certain alternative supply provisions. The increase in Cost of goods sold for the year ended December 31, 2023 is primarily the result of increased sales and the increase in the reserve for excess and obsolete inventory.

Research and Development Expense

Research and development expenses for the years ended December 31, 2023 and 2022 were as follows:

	Year ended
	December 31,
	2023	2022	Change	% Change

Personnel and related costs	$16,351	$18,272	$(1,921)	(11)%
Non-cash stock-based compensation	6,324	4,558	1,766	39%
Professional fees	14,590	14,342	248	2%
Clinical trials expense	35,094	40,630	(5,536)	(14)%
Chemical, manufacturing and controls cost	8,687	10,144	(1,457)	(14)%
Travel and other costs	3,280	3,293	(13)	(0)%
Total research and development expenses	$84,326	$91,239	$(6,913)	(8)%

The decrease of $6,913 for the year ended December 31, 2023, compared to the year ended December 31, 2022 is primarily attributable to the following:

●	A decrease in clinical trials expense as a result of reduced costs associated with the wind down of the SERENITY III study to evaluate BXCL501 for at home use for the acute treatment of agitation related to schizophrenia and bipolar disorders, as well as the TRANQUILITY II study of BXCL501 for the potential treatment of agitation in patients with Alzheimer’s disease.
●	A decrease in personnel and related costs during the fourth quarter of 2023 as a result of the Company’s Reprioritization.
●	A decrease in Chemical, manufacturing and controls (“CMC”) costs due to lower CMC costs related to decreased clinical trial activities.
●	An increase in non-cash stock-based compensation due to higher award forfeitures in 2022.

Following IGALMITM’s approval by the FDA, we capitalize costs related to commercial production of IGALMITM as inventory and expense those CMC costs related to clinical trials.

Selling, General and Administrative Expense

Selling, general and administrative expenses for the years ended December 31, 2023 and 2022 were as follows:

	Year ended
	December 31,
	2023	2022	Change	% Change

Personnel and related costs	$27,171	$20,690	$6,481	31%
Non-cash stock-based compensation	12,290	12,779	(489)	(4)%
Professional fees	22,310	14,313	7,997	56%
Commercial and marketing	12,485	13,006	(521)	(4)%
Insurance	1,743	2,370	(627)	(26)%
Travel and other costs	7,414	5,603	1,811	32%
Total selling, general and administrative expenses	$83,413	$68,761	$14,652	21%

The increase of $14,652 for the year ended December 31, 2023, relative to the year ended December 31, 2022 is primarily attributable to:

●	Increased professional fees, primarily related to higher legal costs for the investigation of our TRANQUILITY II study, the write-off of previously deferred costs related to the initial public offering of OnkosXcel, and higher corporate operating support levels partially offset by reductions in consulting and recruiting fees.
●	An increase in personnel costs due to our efforts to expand our functional teams, particularly in sales, to support commercialization of IGALMITM in the U.S., prior to the Reprioritization.
●	An increase in travel and other costs as a result of the commercial launch of IGALMITM.
●	Decreased non-cash stock-based compensation costs due to increased award forfeitures in 2023 resulting from the Reprioritization and decreased insurance costs as a result of completed clinical activities.
●	Decreased commercial and marketing costs due to higher spend levels in 2022 resulting from the commercial launch of IGALMITM.

Restructuring Costs

Restructuring costs were $4,163 for the year ended December 31, 2023. See “Components of Our Results of Operations - Restructuring Costs” above for a discussion of the Company’s Reprioritization and restructuring activities. There were no restructuring costs for the year ended December 31, 2022.

Other (Income) Expense

Interest expense increased to $13,314 for the year ended December 31, 2023 compared to $8,213 for the year ended December 31, 2022, due to higher average debt balances during the year due to borrowings under the Credit Agreement and, prior to its termination, the RIFA that the Company put in place in April 2022. The expense was partially offset by interest income earned on cash and cash equivalents that were held primarily in short-term money market funds. Interest income increased to $5,649 for the year ended December 31, 2023 compared to $2,528 for the year ended December 31, 2022, due to higher average cash balances during the year. Other (income) expense, net is primarily associated with changes in fair value of derivative financial instruments for the period, which relate to instruments associated with the Credit Agreement.

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

Liquidity and Capital Resources

As of December 31, 2023, we had cash and cash equivalents of $65,221, working capital of $44,876 and stockholders’ deficit of $56,508. Net cash used in operating activities was $155,006 and $135,341 for the years ended December 31, 2023 and 2022, respectively. We incurred losses of approximately $179,053 and $165,757 for the years ended December 31, 2023 and 2022, respectively. We will need to generate significant product revenues to achieve profitability. Our history of significant losses, negative cash flows from operations, potential near-term increased covenant-driven amortization payments or full repayment obligations under our Credit Agreement, the regulatory event of default triggers under the Credit Agreement, other funding requirement covenants under the Credit Agreement, limited liquidity resources currently on hand, and dependence on our ability to obtain additional financing to fund our operations after the current resources are exhausted, about which there can be no certainty, have resulted in management’s assessment that there is substantial doubt about our ability to continue as a going concern for a period of at least 12 months from the issuance date of the financial statements included in this Annual Report on Form 10-K.

Successful completion of the Company’s development programs and, ultimately, the attainment of profitable operations are dependent upon future events, including obtaining adequate financing to support the Company’s cost structure and operating plan. Management’s plans to improve the Company’s liquidity and reduce its operating expenses and capital requirements include, among other things, pursuing one or more of the following steps to raise additional capital, none of which can be guaranteed or are entirely within the Company’s control:

●raise funding through the sale of the Company’s equity securities;

●raise funding through third-party investments in or other strategic options for OnkosXcel;

●raise funding through debt financing and/or restructuring of its existing Credit Agreement;

●establish collaborations with potential partners to advance the Company’s product pipeline;

●establish collaborations with potential marketing partners;

●reduce overhead and headcount to focus on core priorities, and/or

●any combination of the foregoing.

To date, we have continued research and development activities while managing our cash position. However, we require additional funding to continue as a going concern. There are no assurances that we will be successful in obtaining an adequate level of financing as and when needed to finance our operations on terms acceptable to us or at all, particularly when there is market uncertainty or an economic downturn or if other events make investment in our securities less appealing. If we are unable to secure adequate additional funding as and when needed on acceptable or commercially reasonable terms, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more product candidates. In addition, there are various macro-economic trends affecting the financing markets whose impact on our liquidity and future funding requirements are uncertain as of the filing date of this Annual Report on Form 10-K. We will need substantial additional funding, and if we are unable to raise capital when needed, we could be compelled to pursue alternative options, including, without limitation, implementing further workforce reductions, reducing or ceasing product development programs and advancement of our clinical trials and product candidates, selling our assets or seeking other strategic alternatives. See “Risks Related to Financial Position and Need for Additional Capital — We will need substantial additional funding, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts or otherwise seek strategic alternatives.” in Part I. Item 1A., “Risk Factors” elsewhere in this Annual Report on Form 10-K.

Sources of Liquidity

We have primarily focused our efforts on raising capital and building the products in our pipeline, and, although we generate revenue from sales of IGALMITM, we do not expect to generate positive cash flows from operations in the near term. Since our inception, our operations have been financed primarily from proceeds from the sale of equity securities, including our initial public offering, private placements of our common stock, registered offerings of our common stock, an Open Market Sale Agreement (as amended, supplemented and/or restated from time to time, the “Sale Agreement”) with Jefferies LLC (“Jefferies”), and borrowings under our Credit Agreement (as described below). We have not yet established an ongoing source of revenue sufficient to cover our operating costs and will need to do so in future periods.

Financing Agreements

On April 19, 2022, we entered into two financing agreements: the Credit Agreement and the RIFA. Pursuant to the Credit Agreement, the Lenders originally agreed to provide us up to $135,000 in senior secured term loans to us. On April 28, 2022, we borrowed the first $70,000 tranche of loans under the Credit Agreement. Pursuant to the RIFA, the Purchasers agreed to provide us with up to $120,000 in financing for our near-term commercial activities of IGALMITM, development and commercialization of BXCL501 and other general corporate purposes. On July 8, 2022, we drew down the first tranche of $30,000 under the RIFA. In connection with the Credit Agreement, we granted to the Lenders (i) warrants to purchase up to 278 shares of our common stock (the “Original Warrants”), (ii) rights to purchase up to

$5,000 of our common stock and (iii) warrants to purchase up to 175 individual ownership units (i.e., not in thousands) in OnkosXcel (the “OnkosXcel Warrants”).

On November 13, 2023, we, the Lenders and OFA entered into a Waiver and First Amendment to Credit Agreement and Guaranty (the “First Amendment”) that provided for, among other things, a waiver and a modification to the covenant in the Credit Agreement regarding investments in OnkosXcel, pursuant to which we are permitted to invest up to a maximum of $30,000 at any time outstanding in OnkosXcel, increased from the $25,000 at any time outstanding. The First Amendment waived any defaults or events of default arising under the Credit Agreement due to a breach prior to the date of the First Amendment of the OnkosXcel investment covenant, or a breach of our obligation to notify OFA of such default, including our investment in an amount in excess of what was previously permitted under the OnkosXcel investment covenant. In connection with the First Amendment, we paid to the Lenders a fee of $180 (representing 0.25% of the loans outstanding under the Credit Agreement on the date of the First Amendment) and agreed to pay to the Lenders an exit fee equal to 0.25% of the loans under the Credit Agreement repaid upon maturity or prepayment of the loans.

On December 5, 2023, we entered into the Second Amendment to Credit Agreement and Guaranty and Termination of Revenue Interest Financing Agreement (the “Second Amendment”) with the Lenders and OFA, as administrative agent. The Second Amendment terminated the RIFA and converted the financing previously provided to us thereunder to term loans under the Credit Agreement. In addition, the Second Amendment replaced the Credit Agreement’s existing “Tranche B” and “Tranche C” term loan opportunities with three new tranches aggregating up to $100,000 in potential funding:

●	A $20,000 “Tranche B” term loan available upon satisfaction of the following conditions on or before December 31, 2024: (i) us raising an aggregate of at least $40,000 after the date of the First Amendment from (a) equity proceeds or (b) a bona fide contract with a governmental authority to use BXCL501 for opioid withdrawal, (ii) initiation of a new clinical trial in the TRANQUILITY program based on our meeting with the FDA held on October 11, 2023, and (iii) the total pro forma indebtedness outstanding under the Credit Agreement as a percentage of our trailing 30-day market capitalization being less than 30%;
●	A $30,000 “Tranche C” term loan available upon satisfaction of the following conditions on or before December 31, 2025: (i) either (a) receipt of approval from the FDA of an sNDA in respect of the use of BXCL501 for the acute treatment of agitation associated with dementia or (b) the receipt of approval from the FDA of an sNDA in respect of the use of BXCL501 for (x) the acute treatment of agitation associated with schizophrenia in adults and (y) the acute treatment of agitation associated with bipolar I or II disorder in adults, in each case, in the community/at home setting without the requirement for administration under the supervision of a healthcare provider, and (ii) the total pro forma indebtedness outstanding under the Credit Agreement as a percentage of our trailing 30-day market capitalization being less than 30%; and
●	A $50,000 “Tranche D” term loan available upon satisfaction of the following conditions on or before December 31, 2025: (i) the conditions precedent to the borrowing of Tranche C (as described in the preceding bullet point) have been satisfied, and (ii) our total net revenue attributable to sales of BXCL501 (for the avoidance of doubt, including any revenues attributable to use of BXCL501 for opioid withdrawal) for the trailing twelve consecutive month period exceeding a specified amount.

The Second Amendment also modified the interest rate of the loans provided under the Credit Agreement to be a floating rate per annum equal to the secured overnight financing rate (“SOFR”) (subject to a SOFR floor of 2.5% and a cap of 5.5%) plus 7.5%.

Following the Second Amendment, we must also comply with certain covenants under the Credit Agreement, including a financial covenant that requires we maintain a minimum cash liquidity amount of $15,000 (or higher upon certain events) and a modified minimum revenue requirement measured on a quarterly basis based on the revenue attributable to BXCL501 for the six consecutive month period ending on the last day of the relevant quarter (the “Revenue Covenant”), subject to cure payments of not less than $1,000 if we fail to meet the minimum revenue requirement. The Revenue Covenant applies beginning with the six-month period ending on December 31, 2024. If we fail to meet the minimum Revenue Covenant for the preceding six-month periods ending on December 31, 2024, March 31, 2025, June 30, 2025 and September 30, 2025, we could be required to make revenue cure payments of up to $4,500, $6,200, $8,500, and $8,500, respectively, plus aggregate prepayment fees of $1,900. Under the Credit Agreement, these cure payments would be due on April 21, 2025, June 6, 2025, September 5, 2025 and December 8, 2025, respectively. We are only permitted to make cure payments for revenue shortfalls up to three times during the term of the Credit Agreement, after which we would default on the Credit Agreement if we are unable to satisfy the minimum revenue requirement for any subsequent fiscal quarter. As of December 31, 2023, we had aggregate principal indebtedness of $102,680 outstanding under the Credit Agreement.

In connection with the closing of the Second Amendment, we amended and restated the Original Warrants granted to the Lenders on April 19, 2022 to purchase up to 278 shares of the Company’s common stock at an exercise price of $20.04 per share. Pursuant to the amendment and restatement of the Original Warrants, dated December 5, 2023 (the “Amended and Restated Original Warrants”), the exercise price of the Original Warrants has been reduced to $3.6452 per share, which represents the arithmetic average of the volume-weighted average price of the Company’s common stock on the Nasdaq Capital Market during the 30 trading days preceding the Second Amendment Effective Date. In addition, the Company granted new warrants to the Lenders to purchase up to 70 shares of the Company’s common stock (the “2023 Warrant Shares”) at an exercise price of $3.6452 per share (the “2023 Warrants”). The Original Warrants and the 2023 Warrants will expire on April 19, 2029 and may be net exercised at the holder’s election.

On the “Effective Date, we entered into the Fourth Amendment to the Credit Agreement (“the Fourth Amendment”), pursuant to which the Lenders waived the covenant that we not receive a report and opinion from our independent registered public accounting firm that contains a “going concern” or similar qualification with respect to our financial statements for the year ended December 31, 2023. Accordingly, while our independent registered public accounting firm’s report contained in this Annual Report on Form 10-K contains a “going concern” explanatory paragraph, it does not constitute an event of default under the Credit Agreement.

The Fourth Amendment includes covenants that we will receive, (i) after the Effective Date and on or before April 15, 2024, at least $25,000 in gross proceeds from the issuance of our common stock, warrants and/or pre-funded warrants, and/or in non-refundable cash consideration from partnering transactions entered into after the Effective Date (so long as such partnering transactions would not require us or any of our subsidiaries to make any cash investments in connection with the partnering transactions and no such cash investments are made), and (ii) after the Effective Date and on or before November 30, 2024, at least $50,000 (for the avoidance of doubt, inclusive of amounts previously counted toward the preceding clause (i)) in gross proceeds from the issuance of our common stock, warrants and/or pre-funded warrants, and/or in cash and/or non-cash consideration (measured at fair market value, as determined by the Administrative Agent (as defined in the Credit Agreement) in its sole discretion ) from partnering transactions entered into after the Effective Date. Failure to perform this covenant would constitute (A) a default under the Credit Agreement and (B) an event of default under the Credit Agreement, subject to a cure period, in the case of clause (i) of the preceding sentence, until May 15, 2024 (for the avoidance of doubt, failure to perform clause (ii) would constitute an immediate event of default under the Credit Agreement without any cure or grace period).

In addition, the Fourth Amendment provides that if we have not, after the Effective Date and on or before September 30, 2024, received at least $40,000 in gross proceeds from the issuance of our common stock, warrants and/or pre-funded warrants, and/or cash and/or non-cash consideration (measured at fair market value, as determined by the Administrative Agent in its sole discretion) from partnering transactions entered into after the Effective Date, the “Minimum Liquidity Amount” (as defined in the Credit Agreement) that we are required to maintain at all times will increase to $25,000 from $15,000, unless and until we have received, after the Effective Date and on or before November 30, 2024, at least $50,000 in gross proceeds from the issuance of our common stock, warrants and/or pre-funded warrants, and/or in cash and/or non-cash consideration (measured at fair market value, as determined by the Administrative Agent in its sole discretion) from partnering transactions entered into after the Effective Date.

In connection with the Fourth Amendment, on the Effective Date, we granted new warrants to the Lenders to purchase up to 100 shares of our common stock (the “2024 Warrant Shares”) at an exercise price of $3.0723 per share (the “2024 Warrants”), which represents a 10% premium over the arithmetic average of the volume-weighted average price of our common stock on the Nasdaq Capital Market during the 30 trading days preceding the Effective Date. The 2024 Warrants will expire on April 19, 2029 and may be net exercised at the holder’s election.

In addition, pursuant to the Credit Agreement, the Lenders have the right to purchase shares of our common stock, so long as borrowings under the Credit Agreement are outstanding, for a purchase price of $5,000 at a price per share equal to a 10% premium to the volume-weighted average price of the common stock over the 30 trading days prior to the Lenders’ election to proceed with such equity investment (the “Equity Investment Right”). We entered into a registration rights agreement with the Lenders (as amended and restated in connection with the Second Amendment, the “Amended and Restated Registration Rights Agreement”) and filed registration statements on Form S-3 to register the shares issuable upon exercise of the Original Warrants, 2023 Warrants and, if issued, the shares related to the Equity Investment Right, for resale. The maximum shares of our common stock issuable under the Original Warrants, the 2023 Warrants and the Lenders’ Equity Investment Right is 5,852. On the Effective Date, we further amended and restated the Amended and Restated Registration Rights Agreement (the “Second Amended and Restated Registration Rights Agreement”) with the Lenders. Pursuant to the Second Amended and Restated Registration Rights Agreement, we agreed to register the 2024 Warrant Shares for resale.

As part of entering into the Credit Agreement, OnkosXcel, a wholly owned subsidiary of BTI, granted the OnkosXcel Warrants to the Lenders to purchase 175 individual limited liability company units. The strike price of the OnkosXcel Warrants is formulaic based on the value of OnkosXcel at the time of exercise and can only be exercised upon occurrence of an equity related liquidity event for OnkosXcel of at least $20,000. The exercise price per unit of the OnkosXcel Warrants will be set upon the earlier of the closing of the next sale (or series of related sales) by OnkosXcel of equity securities of OnkosXcel with aggregate proceeds of not less than $20,000 to unrelated third parties (the “Next Equity Financing”) at an exercise price per unit equal to a 10% premium over the price per unit of the equity securities sold by OnkosXcel in such Next Equity Financing or, in the event of a sale of OnkosXcel prior to the Next Equity Financing or an initial public offering constituting the Next Equity Financing, the lesser of (x) 75% of the fair value of the consideration to be paid for a unit upon the consummation of such transaction and (y) 150% of the valuation applicable to the initial profits units issued by OnkosXcel after the closing of the Credit Agreement. The OnkosXcel Warrants are transferable with approval from BTI, which cannot be unreasonably withheld, expire on April 19, 2029, and may be net exercised at the holder’s election.

See Note 9, Debt and Credit Facilities and Note 19, Subsequent Events in the notes to consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information relating to the Credit Agreement and RIFA, including applicable interest rates, payment obligations and certain restrictive and financial covenants thereunder. As of December 31, 2023, we were in compliance with all restrictive and financial covenants under the Credit Agreement, other than the “going concern” covenant described above as to which the Lenders have waived compliance.

ATM Program

In May 2021, we entered into the Sale Agreement with Jefferies pursuant to which we could offer and sell shares of our common stock, having an aggregate offering price of up to $100,000, from time to time, through an “at the market offering” program under which Jefferies will act as sale agent. On November 1, 2023, we entered into an amendment to the Sale Agreement with Jefferies to increase the size of the “at the market offering” program; pursuant to the Sale Agreement, as amended, we can offer and sell shares of our common stock having an aggregate offering price of up to $150,000 (excluding any shares of common stock already sold in the “at the market offering” program prior to the date of the amendment), from time to time, through an “at the market offering” program under which Jefferies will act as sale agent. During the year ended December 31, 2023, we sold 1,408 shares under the Sale Agreement for net proceeds of $26,221. We did not sell any shares, and no proceeds were received under the Sale Agreement during the year ended December 31, 2022. From January 1, 2024 through March 19, 2024, we sold 647 shares under the Sale Agreement for gross proceeds of $1,743 and received proceeds of $1,691, net of issuance costs of $52.

Cash Flows

	Year ended December 31,
	2023	2022
Cash (used in) provided by:
Operating activities	$(155,006)	$(135,341)
Investing activities	$(20)	$(139)
Financing activities	$26,522	$96,237

Operating Activities

Net cash used in operating activities for the year ended December 31, 2023 was $155,006 and was primarily attributable to our net loss of $179,053 and a $3,219 decrease in accounts payable, accrued expenses, due to related parties, and other current liabilities, partially offset by a $2,888 decrease in prepaid expenses, other current assets and other assets, $18,614 in non-cash stock-based compensation, and a $4,369 increase in accrued and payable in kind interest.

Net cash used in operating activities was $135,341 for the year ended December 31, 2022, and was primarily attributable to our $165,757 net loss, a $1,985 increase in inventory of IGALMITM and a $3,905 increase in prepaid expenses, other current assets and other assets, partially offset by $17,337 in non-cash stock-based compensation, a $4,611 increase in accrued and payment in kind interest, and $13,030 increase in accounts payable, accrued expenses, due to related parties and other current liabilities.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2023, was $20 and was primarily attributable to leasehold improvements.

Net cash used in investing activities was $139 for the year ended December 31, 2022, and was primarily attributable to the purchase of equipment and leasehold improvements.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2023, was $26,522 and was primarily attributable to net proceeds of $26,221 from the sale of common stock under the Sale Agreement with Jefferies and net proceeds of $508 from the exercise of stock options.

Net cash provided by financing activities for the year ended December 31, 2022, was $96,237 and was primarily attributable to $98,600 of proceeds received from the OFA Facilities, net of $2,646 of debt issuance costs and proceeds of $283 from the exercise of stock options.

Operating Capital and Capital Expenditure Requirements

We expect to continue to incur significant and increasing operating losses at least for the next several years as we commercialize IGALMITM and as we expand our clinical trials of and seek marketing approval focused on BXCL501 while pursuing development of additional product candidates for BXCL502, BXCL701 and BXCL702. We expect to continue to incur net losses in the near term. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our planned clinical trials and our expenditures on other research and development activities.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect, and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development, and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. We anticipate that our expenses will increase substantially as we:

●	continue our clinical development of our product candidates;

●	conduct additional research and development with our product candidates;
●	seek to identify, acquire, license, develop and commercialize product candidates;
●	integrate acquired technologies into a comprehensive regulatory and product development strategy;
●	maintain, expand and protect our intellectual property portfolio;
●	hire scientific, clinical, quality control and administrative personnel and utilize professional services, including consultants, lawyers, and accountants;
●	add operational, financial and management information systems and personnel, including personnel to support our drug development and commercial efforts;
●	seek regulatory approvals for any product candidates that successfully complete clinical trials;
●	fully develop a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize IGALMITM and any product candidates for which we may obtain regulatory approval; and
●	continue to operate as a public company.

We believe that our existing cash and cash equivalents as of December 31, 2023 will not be sufficient to enable us to fund operating expenses and capital expenditure requirements for at least the next 12 months from the date of the issuance of the consolidated financial statements included in this Annual Report on Form 10-K, including funding our ongoing research and development and commercialization efforts. In particular, after giving effect to the Reprioritization, we believe that our cash and cash equivalents of $65.2 million as of December 31, 2023 will allow us to fund our operations and meet our liquidity requirements into mid-2024, assuming we are able to comply with the covenants under our Credit Agreement. We expect that we will need to obtain substantial additional funding to fund our ongoing operations. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interests of our existing stockholders may be materially diluted, and the terms of these securities could include liquidation or other preferences that could adversely affect the rights of our existing stockholders. In addition, debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends, which could adversely impact our ability to conduct our business. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. If we are unable to raise capital when needed or on attractive terms, we could be forced to significantly delay, scale back or discontinue the development or commercialization of our product candidates, seek collaborators at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available, and relinquish or license, potentially on unfavorable terms, our rights to our product candidates that we otherwise would seek to develop or commercialize ourselves. To date, we have continued research and development activities while managing our cash position. However, we can provide no assurance that will be successful in obtaining additional necessary resources and, if we are unable to fund our operations, including our clinical trials, we may need to focus on advancing fewer of our product candidates or otherwise consider strategic alternatives.

Contractual Obligations and Commitments

In April 2022, the Company signed a commercial supply agreement that requires minimum annual payments for the first three years of the agreement that in aggregate total $10,000 for the three-year period and the minimum commitment for 2024 is $5,000.

In February 2022, we signed a distribution agreement with a third party to distribute product related to BXCL501 in the U.S. The distributor will be paid defined fees for its services under the agreement, which can be terminated by either party for cause. The distribution agreement can also be terminated by us without cause, subject to payment of agreed termination fees.

BTI leases office space for its corporate headquarters at 555 Long Wharf Drive, New Haven, Connecticut (the “HQ Lease”). The HQ Lease expires in February 2026. The Company has an option to renew the HQ Lease for one additional five-year term. Payments under the HQ Lease are fixed. The Company has approximately $837 of payments remaining under the HQ Lease. For additional details, see Note 13, Leases in the notes to consolidated financial statements included in this Annual Report on Form 10-K for additional information relating to the Company’s leases.

In addition, we are obligated to make quarterly interest payments under our Credit Agreement. For additional details, see Note 9, Debt and Credit Facilities in the notes to consolidated financial statements included in this Annual Report on Form 10-K for additional information relating to the Company’s debt payment obligations.

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

Research and Development Expenses

As part of the process of preparing the Company’s consolidated financial statements, BTI’s management is required to estimate prepaid and accrued expenses, including research and development expenses. This process involves reviewing open contracts, communicating with personnel to identify services that have been performed on behalf of the Company and estimating the level of service performed and the associated cost incurred for the service when BTI has not yet been invoiced or otherwise notified of the actual cost. The majority of the Company’s service providers invoice BTI monthly for services performed or when contractual milestones are met. BTI management makes estimates of prepaid and/or accrued expenses, including research and development expenses, as of each reporting date in the

Company’s consolidated financial statements based on facts and circumstances known to management at that time. BTI periodically confirms the accuracy of its estimates with the service providers and makes adjustments, if necessary. Examples of estimated accrued research and development expenses include fees paid to contract research organizations (“CROs”) in connection with clinical studies, amounts paid to contract manufacturing organizations, and fees paid to sites in connection with clinical trials.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Risk

As of December 31, 2023, we had $65,221 of cash and cash equivalents. Our cash and cash equivalents are primarily held in U.S. Government money market funds. We do not participate in any foreign currency hedging activities and have limited exposure to other derivative financial instruments, primarily resulting from the terms and conditions of the Credit Agreement. We did not recognize any significant exchange rate losses during the years ended December 31, 2023 and 2022, respectively.

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

Interest Rate Risk

The loans under the Credit Agreement bear interest at a variable annual rate of the Secured Overnight Financing Rate (“Term SOFR”) (but not less than 2.5% or more than 5.5%) plus 7.5% payable quarterly. Consequently, we have material interest rate exposure due to our indebtedness, however this risk is hedged in part by the floor and ceiling on TERM SOFR rates.

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

Item 8. Financial Statements and Supplementary Data

The financial statements required pursuant to this item and the related report of our independent auditor are included in Item 15 of this report beginning on page F-1 and are incorporated under this Item by reference. Our independent auditor for the years ended December 31, 2023 and 2022 was Ernst & Young LLP (PCAOB ID: 42), located in Stamford, Connecticut, USA.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Controls Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on internal control over financial reporting as we are a “non-accelerated filer” as defined under SEC rules.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

(a)On March 20, 2024 (the “Effective Date”), we entered into a Fourth Amendment (the “Fourth Amendment”) to the Credit Agreement and Guaranty (as amended, the “Credit Agreement”) by and among the Company, as the borrower, certain subsidiaries of the Company from time to time party thereto as subsidiary guarantors, the lenders party thereto (the “Lenders”), and Oaktree Fund Administration LLC (“OFA”) as administrative agent (the “Administrative Agent”), pursuant to which the Lenders waived the covenant that we not receive a report and opinion from our independent registered public accounting firm that contains a “going concern” or similar qualification with respect to our financial statements for the year ended December 31, 2023. Accordingly, while our independent registered public accounting firm’s report contained in this Annual Report on Form 10-K contains a “going concern” explanatory paragraph, it does not constitute an event of default under the Credit Agreement.

The Fourth Amendment includes a covenant that we will receive, (i) after the Effective Date and on or before April 15, 2024, at least $25,000,000 in gross proceeds from the issuance of our common stock, warrants and/or pre-funded warrants, and/or in non-refundable cash consideration from partnering transactions entered into after the Effective Date (so long as such partnering transactions would not require us or any of our subsidiaries to make any cash investments in connection with the partnering transactions and no such cash investments are made), and (ii) after the Effective Date and on or before November 30, 2024, at least $50,000,000 (for the avoidance of doubt, inclusive of amounts previously counted toward the preceding clause (i)) in gross proceeds from the issuance of our common stock, warrants and/or pre-funded warrants, and/or in cash and/or non-cash consideration (measured at fair market value, as determined by the Administrative Agent in its sole discretion ) from partnering transactions entered into after the Effective Date. Failure to perform this covenant would constitute (A) a default under the Credit Agreement and (B) an event of default under the Credit Agreement, subject to a cure period, solely in the case of clause (i) of the preceding sentence, until May 15, 2024 (for the avoidance of doubt, failure to perform clause (ii) of the preceding sentence would constitute an immediate event of default under the Credit Agreement without any cure or grace period).

In addition, the Fourth Amendment provides that if we have not, after the Effective Date and on or before September 30, 2024, received at least $40,000,000 in gross proceeds from the issuance of our common stock, warrants and/or pre-funded warrants, and/or cash and/or non-cash consideration (measured at fair market value, as determined by the Administrative Agent in its sole discretion) from partnering transactions entered into after the Effective Date, the “Minimum Liquidity Amount” (as defined in the Credit Agreement) that we are required to maintain at all times will increase to $25,000,000 from $15,000,000, unless and until we have received, after the Effective Date and on or before November 30, 2024, at least $50,000,000 in gross proceeds from the issuance of our common stock, warrants and/or pre-funded warrants, and/or in cash and/or non-cash consideration (measured at fair market value, as determined by the Administrative Agent in its sole discretion) from partnering transactions entered into after the Effective Date.

In connection with the Fourth Amendment, on the Effective Date, we granted new warrants to the Lenders to purchase up to 100,000 shares of our common stock (the “2024 Warrant Shares”) at an exercise price of $3.0723 per share (the “2024 Warrants”), which represents a 10% premium over the arithmetic average of the volume-weighted average price of our common stock on the Nasdaq Capital Market during the 30 trading days preceding the Effective Date. The 2024 Warrants will expire on April 19, 2029 and may be net exercised at the holder’s election. The 2024 Warrants were issued, and the 2024 Warrant Shares will be issued (if at all), in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), contained in Section 4(a)(2) of the Securities Act. The Lenders have represented that they are acquiring the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof, and appropriate legends have been or will be affixed to the securities.

On the Effective Date, we amended and restated our Amended and Restated Registration Rights Agreement (the “Second Amended and Restated Registration Rights Agreement”) with the Lenders, originally dated April 19, 2022. Pursuant to the Second Amended and Restated Registration Rights Agreement, we agreed to register the 2024 Warrant Shares for resale.

The foregoing summary of the Fourth Amendment, the 2024 Warrants and the Second Amended and Restated Registration Rights Agreement are qualified in their entirety by the complete text of such agreements, copies of which are filed hereto as Exhibit 10.22.4, 4.5 and 4.6, respectively.

(b)On December 14, 2023, Vimal Mehta, Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 34,938 shares of the Company’s common stock to cover taxes due in connection with the vesting of restricted stock units until December 31, 2024.

On December 14, 2023, Richard Steinhart, Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 25,000 shares of the Company’s common stock to cover taxes due in connection with the vesting of restricted stock units until December 31, 2024.

On December 14, 2023, Javier Rodriguez, Senior Vice President, Chief Legal Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 25,000 shares of the Company’s common stock to cover taxes due in connection with the vesting of restricted stock units until December 31, 2024.

On December 14, 2023, Matthew Wiley, Chief Commercial Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 25,000 shares of the Company’s common stock to cover taxes due in connection with the vesting of restricted stock units until December 31, 2024.

On December 14, 2023, Frank Yocca, Chief Scientific Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 25,000 shares of the Company’s common stock to cover taxes due in connection with the vesting of restricted stock units until December 31, 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

INFORMATION ABOUT OUR DIRECTORS & EXECUTIVE OFFICERS

The following information with respect to our Board of Directors (the "Board") and executive officers is presented as of March 22, 2024:

Name	Age	Position at BioXcel	Principal Employment
Vimal Mehta, Ph.D.	63	Chief Executive Officer and President, and Director	Same
Richard Steinhart	66	Senior Vice President and Chief Financial Officer	Same
Matthew Wiley	52	Senior Vice President and Chief Commercial Officer	Same
Frank Yocca, Ph.D.	68	Senior Vice President and Chief Scientific Officer	Same
Vincent O’Neill, M.D.	54	Executive Vice President, Chief of Product Development and Medical Officer	Same
Javier Rodriguez	52	Senior Vice President, Chief Legal Officer and Corporate Secretary	Same
Peter Mueller, Ph.D.	67	Chairman of the Board	President at Mueller Health Foundation, a private foundation tackling globally lethal infectious diseases
June Bray	70	Director	Former Senior Vice President, Global Regulatory Affairs and Medical Writing at Allergan, Inc., a pharmaceutical company
Sandeep Laumas, M.D.	55	Director	Chief Business Officer and Chief Financial Officer at Instil Bio, Inc., a pharmaceutical company
Michael Miller	66	Director	Former Executive Vice President, U.S. Commercial at Jazz Pharmaceuticals, Inc., a pharmaceutical company
Michael Votruba, M.D.	58	Director	Director at the Gradus/RSJ Life Sciences Fund, a dedicated fund

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to our annual meeting of stockholders to be held in 2024 (the “2024 Annual Meeting of Stockholders”), which we intend to file with the SEC within 120 days of the year ended December 31, 2023.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2024 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the year ended December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2024 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the year ended December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2024 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the year ended December 31, 2023.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2024 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the year ended December 31, 2023.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:
(1)	Financial Statements:
(2)	Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(3)	Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation	10-Q	001-38410	3.1	08/10/2021

3.2	Amended and Restated Bylaws	8-K	001-38410	3.2	03/13/2018

4.1	Description of the Registrant’s Securities Registered Under Section 12 of the Exchange Act					*

4.2	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-222990	4.2	02/26/2018

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
4.3	Form of Amended and Restated Warrant Agreement, dated December 5, 2023	8-K	001-38410	4.1	12/06/2023

4.4	Form of Warrant Agreement, dated December 5, 2023	8-K	001-38410	4.2	12/06/2023

4.5	Form of Warrant Agreement, dated March 20, 2024					*

4.6	Second Amended and Restated Registration Rights Agreement, between the Company and the parties thereto, dated March 20, 2024.					*

10.1+	Second Amended and Restated Separation and Shared Services Agreement, dated March 6, 2020, by and between BioXcel Corporation and BioXcel Therapeutics, Inc.	10-K	001-38410	10.2	03/09/2020

10.2#	First Amendment to Second Amended and Restated Separation and Shared Services Agreement, dated March 3, 2021, by and between BioXcel LLC and BioXcel Therapeutics Inc.	10-K	001-38410	10.3	03/12/2021

10.3	Second Amendment to Second Amended and Restated Separation and Shared Services Agreement, dated March 3, 2021, by and between BioXcel LLC and BioXcel Therapeutics Inc.	10-Q	001-38410	10.2	05/09/2022

10.4#	Amended and Restated Asset Contribution Agreement, effective November 7, 2017, by and between BioXcel LLC and BioXcel Therapeutics, Inc.	S-1/A	333-222990	10.2	02/12/2018

10.5	Lease Agreement, dated as of August 20, 2018, by and between Fusco Harbour Associates, LLC, as Landlord, and BioXcel Therapeutics, Inc., as Tenant	8-K	001-38410	10.1	08/23/2018

10.6	First Amendment, dated August 19, 2020, to Lease Agreement, dated as of August 20, 2018, by and between Fusco Harbour Associates, LLC, as Landlord, and BioXcel Therapeutics, Inc., as Tenant	10-Q	001-38410	10.1	11/12/2020

10.7@	2017 Equity Incentive Plan	S-1/A	333-222990	10.3	02/12/2018

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.8@	Form of Incentive Stock Option Agreement under the 2017 Equity Incentive Plan	S-1/A	333-222990	10.4	02/12/2018

10.9@	Form of Non-Statutory Stock Option Agreement under the 2017 Equity Incentive Plan	S-1/A	333-222990	10.5	02/12/2018

10.10@	BioXcel Therapeutics, Inc. 2020 Incentive Award Plan and forms of award agreements thereunder	10-Q	001-38410	10.1	08/14/2020

10.11@	BioXcel Therapeutics, Inc. 2020 Employee Stock Purchase Plan	10-Q	001-38410	10.2	08/14/2020

10.12@	Form of Indemnification Agreement with directors and executive officers	S-1/A	333-222990	10.6	02/12/2018

10.13@	Employment Agreement, dated March 7, 2018 by and between BioXcel Therapeutics, Inc. and Vimal Mehta	8-K	001-38410	10.1	03/13/2018

10.14@	Employment Agreement, dated February 12, 2018, by and between BioXcel Therapeutics, Inc. and Frank Yocca	S-1/A	333-222990	10.11	02/12/2018

10.15@	Employment Agreement, effective October 2, 2017, by and between BioXcel Therapeutics, Inc. and Richard Steinhart	S-1/A	333-222990	10.12	02/12/2018

10.16@	Employment Agreement, dated June 1, 2018, by and between BioXcel Therapeutics, Inc. and Dr. Vincent O’Neill, M.D.	8-K	001-38410	10.1	06/07/2018

10.17@	Employment Agreement between Javier Rodriguez and BioXcel Therapeutics, Inc., dated February 15, 2021.	10-K	001-38410	10.19	03/12/2021

10.18@	Employment Agreement between Matthew Wiley and BioXcel Therapeutics, Inc., dated January 12, 2022.	10-K	001-38410	10.20	03/11/2022

10.19@	Employment Agreement BioXcel Therapeutics, Inc. and Vincent O’Neill, M.D. dated July 1, 2022	10-Q	001-38410	10.2	05/08/2023

10.20@	Non-Employee Director Compensation Program	10-Q	001-38410	10.4	08/11/2022

10.21	BioXcel Trademark License Agreement, between the Company and BioXcel LLC	10-Q	001-38410	10.1	05/09/2022

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

10.22+&	Credit Agreement and Guaranty, by and among BioXcel Therapeutic, Inc., Oaktree Fund Administration, LLC, the Subsidiary Guarantors from time to time party thereto and the Lenders from time to time party thereto, dated April 19, 2022	10-Q	001-38410	10.1	08/11/2022

10.22.1+&	Waiver and First Amendment to Credit Agreement and Guaranty, by and between the Company, the lenders party thereto and Oaktree Fund Administration LLC dated November 13, 2023.	10-Q	001-38410	10.2	11/14/2023

10.22.2&	Second Amendment to Credit Agreement and Guaranty and Termination of Revenue Interest Financing Agreement dated December 5, 2023, to the Credit Agreement and Guaranty, dated April 19, 2022, by and among the Company, as the borrower, certain subsidiaries of the Company from time to time party thereto as subsidiary guarantors, the lenders party thereto, and Oaktree Fund Administration LLC, as administrative agent (as amended)	8-K	001-38410	10.1	02/08/2024
10.22.3&	Third Amendment to Credit Agreement and Guaranty dated February 12, 2024, to the Credit Agreement and Guaranty, dated April 19, 2022, by and among the Company, as the borrower, certain subsidiaries of the Company from time to time party thereto as subsidiary guarantors, the lenders party thereto, and Oaktree Fund Administration LLC, as administrative agent (as amended)	8-K	001-38410	10.1	02/12/2024

10.22.4

Fourth Amendment to Credit Agreement and Guaranty, dated March 20, 2024, to the Credit Agreement and Guaranty, dated April 19, 2022, by and among the Company, as the borrower, certain subsidiaries of the Company from time to time party thereto as subsidiary guarantors, the lenders party thereto, and Oaktree Fund Administration LLC, as administrative agent (as amended)

						*

10.23+&	Commercial Supply Agreement, between ARx, LLC and BioXcel Therapeutics, Inc., dated April 1, 2022	10-Q	001-38410	10.3	08/11/2022

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.24@	OnkosXcel Therapeutics, LLC and OnkosXcel Employee Holdings, LLC Management Incentive Plan	8-K	001-38410	10.1	08/19/2022

10.25@	Form of Profits Interest Award Agreement under the Management Incentive Plan	8-K	001-38410	10.2	08/19/2022

10.26@	Form of RSU Agreement pursuant to the OnkosXcel Therapeutics, LLC and OnkosXcel Employee Holdings, LLC Management Incentive Plan.	10-Q	001-38410	10.3	05/08/2023

10.27+	Non-Compete Agreement, by and among the Company, Dr. Krishnan Nandabalan, InveniAI LLC, Invea Therapeutics, Inc. and the other parties thereto, dated September 19, 2023.	8-K	001-38410	10.1	09/25/2023

21.1	Subsidiaries of BioXcel Therapeutics, Inc.					*

23.1	Consent of Ernst & Young LLP					*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

97.1	Policy for Recovery of Erroneously Awarded Compensation					*

101.INS	Inline eXtensible Business Reporting Language (XBRL) Instance Document – the instance document does not appear in the Interactive Data File because its XBRL					*

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

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

BioXcel Therapeutics, Inc.

Dated: March 22, 2024	By:
/s/ Vimal Mehta
Vimal Mehta, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Dated: March 22, 2024	By:
/s/ Richard Steinhart
Richard Steinhart
Chief Financial Officer
(Principal Financial Officer)

11
Signature	Title	Date

/s/ Vimal Mehta Vimal Mehta, Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 22, 2024

/s/ Richard Steinhart Richard Steinhart	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 22, 2024

/s/ Peter Mueller Peter Mueller, Ph.D.	Chairman of the Board of Directors	March 22, 2024

/s/ June Bray June Bray	Director	March 22, 2024

/s/ Sandeep Laumas Sandeep Laumas, M.D.	Director	March 22, 2024

/s/ Michael Miller Michael Miller	Director	March 22, 2024

/s/ Michal Votruba Michal Votruba	Director	March 22, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of BioXcel Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BioXcel Therapeutics, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in stockholders' (deficit) equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, has used significant cash in operations and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the Audit Committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgment. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosure to which it relates.

As of December 31, 2023, research and development expenses and accrued research and development expenses includes clinical trial expenses and related accrued clinical trial expenses.
Description of the Matter How We Addressed the Matter in Our Audit

Clinical trial expense and related accrued clinical trial expenses

As discussed in Note 3 to the consolidated financial statements, at the end of the reporting period, the Company estimates the progress toward completion of the research or development objectives, and depending on the amount and timing of payments to the service providers may record net prepaid or accrued expense for associated research and development costs. As of December 31, 2023, research and development expenses and accrued research and development expenses includes clinical trial expenses and related accrued clinical trial expenses.

Auditing the Company’s clinical trial expenses and related accrued clinical trial expenses was complex because the evidence is accumulated from multiple third-party service providers and in certain circumstances, the nature and amount of services that have been rendered during the reporting period does not correspond to the timing and pattern of vendor invoicing.

To test the clinical trial expenses and accrued clinical trial expenses, our audit procedures included, among others, evaluating the significant assumptions used by management to estimate the clinical trial expenses and testing the accuracy and completeness of the underlying data. To test the significant assumptions, we inspected the Company's contracts with third-party service providers, corroborated the progress of clinical trials and other research and development projects with the Company’s internal personnel that oversee these activities, and obtained information directly from third-party service providers which included the third parties’ estimates of clinical trial costs incurred to date. We also examined invoices received from vendors and cash disbursements made to third-party service providers subsequent to December 31, 2023 to assess the completeness of the recorded accruals.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2021.

Stamford, Connecticut

March 22, 2024

BIOXCEL THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share amounts)

	December 31,	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$65,221	$193,725
Accounts receivable, net	71	248
Inventory	1,991	1,985
Prepaid expenses	2,782	3,067
Other current assets	2,078	3,843
Total current assets	$72,143	$202,868
Property and equipment, net	784	1,084
Operating lease right-of-use assets	688	976
Other assets	87	925
Total assets	$73,702	$205,853

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
Accounts payable	$13,654	$10,228
Accrued expenses	12,424	18,669
Due to related parties	107	422
Accrued interest	736	3,175
Other current liabilities	346	404
Total current liabilities	$27,267	$32,898
Long-term portion of operating lease liabilities	440	786
Derivative liabilities	1,905	2,343
Long-term debt	100,598	93,051
Total liabilities	$130,210	$129,078

Commitments and contingencies (Note 18)
Stockholders' (deficit) equity
Preferred stock, $0.001 par value, 10,000 shares authorized; no shares issued and outstanding as of December 31, 2023 and December 31, 2022	$—	$—
Common stock, $0.001 par value, 100,000 shares authorized as of December 31, 2023 and December 31, 2022; 29,930 and 28,147 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	30	28
Additional paid-in-capital	534,060	488,292
Accumulated deficit	(590,598)	(411,545)
Total stockholders' (deficit) equity	$(56,508)	$76,775
Total liabilities and stockholders' (deficit) equity	$73,702	$205,853

The accompanying notes are an integral part of these consolidated financial statements.

BIOXCEL THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share amounts)

	Year ended December 31,
	2023	2022

Revenues
Product revenue, net	$1,380	$375

Operating expenses
Cost of goods sold	$1,260	$20
Research and development	84,326	91,239
Selling, general and administrative	83,413	68,761
Restructuring costs	4,163	—
Total operating expenses	$173,162	$160,020
Loss from operations	$(171,782)	$(159,645)
Other expense (income)
Interest expense	13,314	8,213
Interest income	(5,649)	(2,528)
Other (income) expense, net	(394)	427
Net loss	$(179,053)	$(165,757)
Basic and diluted net loss per share attributable to common stockholders	$(6.15)	$(5.92)
Weighted average shares outstanding - basic and diluted	29,129	28,015

The accompanying notes are an integral part of these consolidated financial statements.

BIOXCEL THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(amounts in thousands)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of January 1, 2022	27,980	$28	$467,427	$(245,788)	$221,667
Issuance of stock purchase warrants	—	—	3,245	—	3,245
Stock-based compensation	—	—	17,337	—	17,337
Exercise of stock options	167	—	283	—	283
Net loss	—	—	—	(165,757)	(165,757)
Balance as of December 31, 2022	28,147	$28	$488,292	$(411,545)	$76,775
Issuance of common stock, net of offering costs	1,408	2	26,219	—	26,221
Stock-based compensation	—	—	18,614	—	18,614
Exercise of stock options	310	—	508	—	508
Repricing of stock purchase warrants	—	—	254	—	254
Issuance of stock purchase warrants	—	—	200	—	200
Vesting of restricted stock units, net of employee tax obligations	65	—	(27)	—	(27)
Net loss	—	—	—	(179,053)	(179,053)
Balance as of December 31, 2023	29,930	$30	$534,060	$(590,598)	$(56,508)

The accompanying notes are an integral part of these consolidated financial statements.

BIOXCEL THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year ended December 31,
	2023	2022
OPERATING CASH FLOW ACTIVITIES:
Net loss	$(179,053)	$(165,757)
Reconciliation of net loss to net cash used in operating activities
Depreciation	318	327
Accretion of debt discount and amortization of financing costs	1,373	860
Change in fair value of derivative liabilities	(438)	389
Stock-based compensation expense	18,614	17,337
Payable-in-kind interest on Credit Agreement	1,872	807
Loss on disposal of equipment	2	22
Operating lease right-of-use assets	288	271
Changes in operating assets and liabilities
Accounts receivable	177	(248)
Inventory	(6)	(1,985)
Prepaid expenses, other current assets and other assets	2,888	(3,905)
Accounts payable, accrued expenses, due to related parties, and other current liabilities	(3,219)	13,030
Accrued interest	2,497	3,804
Operating lease liabilities	(319)	(293)
Net cash used in operating activities	$(155,006)	$(135,341)

INVESTING CASH FLOW ACTIVITIES:
Purchases of equipment and leasehold improvements	$(20)	$(139)
Net cash used in investing activities	$(20)	$(139)

FINANCING CASH FLOW ACTIVITIES:
Proceeds from long-term debt	$—	$98,600
Debt issuance costs	(180)	(2,646)
Proceeds from issuance of common stock	27,032	—
Offering costs for common stock issuance	(811)	—
Payment of employee tax obligations related to vesting restricted stock units	(27)	—
Exercise of stock options	508	283
Net cash provided by financing activities	$26,522	$96,237

Net decrease in cash and cash equivalents	$(128,504)	$(39,243)
Cash and cash equivalents, beginning of the period	193,725	232,968
Cash and cash equivalents, end of the period	$65,221	$193,725

Supplemental cash flow information:
Issuance of stock purchase warrants	$200	$3,245
Repricing of stock purchase warrants	$254	$—
Interest paid	$7,551	$2,697
Conversion of accrued interest to long-term debt	$767	$—

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

On April 6, 2022, BTI announced that the United States (“U.S.”) Food and Drug Administration (“FDA”) approved IGALMITM (dexmedetomidine or “Dex”) sublingual film for the acute treatment of agitation associated with schizophrenia or bipolar I or II disorder in adults. IGALMITM is approved to be self-administrated by patients under the supervision of a health care provider. On July 6, 2022, BTI announced that IGALMITM, was commercially available in doses of 120 and 180 micrograms.

The Company’s most advanced clinical development program is BXCL501. In indications other than those approved by the FDA as IGALMITM, BXCL501 is an investigational proprietary, orally dissolving, film formulation of Dex for the treatment of agitation associated with psychiatric and neurological disorders.

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

The accompanying consolidated financial statements include the accounts for the Company and all entities where BTI has a controlling financial interest after elimination of all intercompany accounts and transactions and have been prepared in conformity with U.S. GAAP.

As of December 31, 2023, the Company had cash and cash equivalents of $65,221 and an accumulated deficit of $590,598. BTI has incurred substantial net losses and negative cash flows from operating activities in nearly every fiscal period since inception and expects this trend to continue for the foreseeable future. The Company recognized net losses of $179,053 and $165,757 for the years ended December 31, 2023 and 2022, respectively, and had net cash used in operating activities of $155,006 and $135,341 for the years ended December 31, 2023 and 2022, respectively.

Management is required at each reporting period to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.

The Company’s history of significant losses, its negative cash flows from operations, potential near-term increased covenant-driven amortization payments under its Credit Agreement, its limited liquidity resources currently on hand, and its dependence on its ability to obtain additional financing to fund its operations after the current resources are exhausted, about which there can be no certainty, have resulted in management’s assessment that there is substantial doubt about the Company’s ability to continue as a going concern for a period of at least 12 months from the issuance date of the financial statements included in this Annual Report on Form 10-K.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and does not include any adjustments that may result from the outcome of this uncertainty. The going concern analysis does not consider possible future amendments to or restructuring of the Credit Agreement (as defined in Note 9, Debt and Credit Facilities) or other potential sources of debt or equity capital.

Successful completion of the Company’s development programs and, ultimately, the attainment of profitable operations are dependent upon future events, including obtaining adequate financing to support the Company’s cost structure and operating plan. Management’s plans to improve the Company’s liquidity and reduce its operating expenses and capital requirements include, among other things, pursuing one or more of the following steps to raise additional capital, none of which can be guaranteed or are entirely within the Company’s control:

•raise funding through the sale of the Company’s equity securities;

•raise funding through third-party investments in or other strategic options for OnkosXcel;

•raise funding through debt financing and/or restructuring of its existing OFA Facilities;

•establish collaborations with potential partners to advance the Company’s product pipeline;

•establish collaborations with potential marketing partners;

•reduce overhead and headcount to focus on core priorities; and/or

•any combination of the foregoing.

If the Company is unable to raise capital when needed or on acceptable terms, or if it is unable to procure collaboration arrangements to advance its programs, the Company would be forced to discontinue some of its operations or develop and implement a plan, beyond its Reprioritization initiatives, to further extend payables, reduce overhead, scale back or cease some or all of its revised operating plan until sufficient additional capital is raised to support further operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. As of December 31, 2023 and 2022, cash equivalents were comprised primarily of money market funds. Cash and cash equivalents held at financial institutions may at times exceed federally insured amounts. BTI management believes it mitigates such risk by investing in or through major financial institutions.

Accounts Receivable, Net

Accounts receivable arise from sales of IGALMITM and represent amounts due from distributors. Payment terms generally range from 30 to 75 days from the date of the sale transaction, and accordingly, do not involve a significant financing component. Receivables from product sales are recorded net of allowances which generally include distribution fees, prompt payment discounts, chargebacks, and credit losses. Allowances for distribution fees, prompt payment discounts and chargebacks are based on contractual terms. The Company estimated the current expected credit losses of its accounts receivable by assessing the risk of loss and available relevant information about collectability, existing contractual payment terms, actual payment patterns of its customers, individual customer circumstances, and reasonable and supportable forecast of economic conditions expected to exist throughout the contractual life of the receivable. Based on its assessment, as of December 31, 2023, the Company determined that an allowance for credit losses was not required.

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

Deferred Initial Public Offering Costs

Deferred initial public offering costs of $2,570, consisted of legal, accounting, and other costs that were directly related to the Company’s proposed initial public offering of OnkosXcel. These costs were charged to the Consolidated Statements of Operations during the year ended December 31, 2023 as the initial public offering was delayed for an extended period of time. The costs were recorded as Selling, general and administrative expenses.

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

Debt and Detachable Warrants

Detachable warrants are evaluated for classification as either equity instruments, derivative liabilities, or liabilities depending on the specific terms of the warrant agreement. In circumstances in which debt is issued with equity-classified warrants, the proceeds from the issuance of debt are first allocated to the debt and then the warrants at their estimated fair values. The portion of the proceeds allocated to the warrants are accounted for as paid-in capital and a debt discount. The remaining proceeds, as further reduced by discounts created by the bifurcation of any embedded derivatives, are allocated to the debt. Detachable warrants classified as derivative liabilities are accounted for as indicated under “Derivative Assets and Liabilities” section of this Note and as a debt discount. The Company accounts for debt as liabilities measured at amortized cost and amortizes the resulting debt discount from the allocation of proceeds to interest expense using the effective interest method over the expected term of the debt instrument. The Company considers whether there are any embedded features in debt instruments that require bifurcation and separately accounts for them as derivative financial instruments.

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

Derivative Assets and Liabilities

Derivative assets and liabilities are recorded on the Company`s Consolidated Balance Sheets at their fair value on the date of issuance and are revalued on each balance sheet date until such instruments are settled or expire, with changes in the fair value between reporting periods recorded as other income or expense within Other (income) expense, net in the Consolidated Statements of Operations.

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

BTI classifies all fees paid to the distributor, other than those discussed above and those related to warehouse operations, as Selling, general and administrative expenses on its Consolidated Statements of Operations. Fees paid to the distributor for warehouse operations are classified as Cost of goods sold on BTI’s Consolidated Statements of Operations.

Cost of Goods Sold

Cost of goods sold includes the cost of producing and distributing inventories that are related to product revenues during the respective period. Cost of goods sold also includes costs related to excess or obsolete inventory adjustment charges, as well as costs related to warehouse operations paid to distributors.

Stock-Based Compensation

The Company measures and recognizes stock-based compensation expense based on estimated fair value for all share-based awards made to employees, non-employee service providers, and directors, including stock options, BTI restricted stock units (“BTI RSUs”), OnkosXcel profit sharing units (“PSUs”), OnkosXcel restricted stock units (“OnkosXcel RSUs”) and BTI performance stock units (“Performance Units”). The Company’s 2017 Equity Incentive Plan (the “2017 Plan”) became effective in August 2017. The Company’s 2020 Incentive Award Plan (the “2020 Plan”) became effective in May 2020. Following the effective date of the 2020 Plan, the Company ceased granting awards under the 2017 Plan; however, the terms and conditions of the 2017 Plan continue to govern any outstanding awards granted thereunder.

The Company’s stock-based awards are valued at fair value on the date of grant and that fair value is recognized as an expense in the Consolidated Statements of Operations over the requisite service period using the accelerated attribution method. The estimated value of the BTI RSUs and Performance Units is based on the Company’s closing stock price on the grant date. The estimated fair value of stock-options, OnkosXcel RSUs and PSUs was determined using the Black-Scholes pricing model on the date of grant. For awards subject to performance-based vesting conditions, the Company recognizes stock-based compensation expense when the achievement of the performance condition becomes probable.

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

Most of the Company’s service providers invoice BTI monthly in arrears for services performed. The Company estimates its accrued expenses as of each balance sheet date in the consolidated financial statements based on facts and circumstances known to management at that time. BTI management periodically confirms the accuracy of the Company’s estimates with the service providers and makes adjustments if necessary.

Although management does not expect its estimates to be materially different from amounts actually incurred, management’s understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in BTI reporting amounts that are too high or too low in any particular period.

Patent Costs

Costs related to filing and pursuing patent applications are recorded in Selling, general and administrative expenses in the Consolidated Statements of Operations and are expensed as incurred since recoverability of such expenditures is uncertain.

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

The Company does not have any unrecognized tax benefits as of December 31, 2023 and 2022. BTI reviews all tax positions to ensure the tax treatment selected is sustainable based on its technical merits and that the position would be sustained if challenged.

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

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent amendments to the initial guidance (collectively, “Topic 326”). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. Topic 326 was to be effective for reporting periods beginning after December 15, 2019, with early adoption permitted. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) - Effective Dates, which deferred the effective dates of Topic 326 for the Company, until fiscal year 2023. The Company adopted Topic 326 in 2023 and it did not have a material impact on its consolidated financial statements.

Accounting Pronouncements effective in future periods

In November 2023, the FASB issued ASU 2023-07, Segment reporting, which requires disclosure of incremental segment information on an annual and interim basis. The standard is effective for years beginning after December 15, 2023, and interim periods beginning after December 15, 2024 and early adoption is permitted. The Company is currently evaluating the effect of adopting this guidance on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Improvements to income tax disclosures, which requires disclosure of disaggregated income taxes paid by jurisdiction, enhances disclosures in the effective tax rate reconciliation and modifies other income tax-related disclosures. The amendments are effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the effect of adopting this guidance on its consolidated financial statements.

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

As part of this strategy, the Company’s Board of Directors approved a reduction of approximately 60% of the Company’s workforce. The Company notified impacted employees on August 14, 2023 and recorded total restructuring costs of $4,163 for the year ended December 31, 2023. These costs consisted of severance and benefit costs of $4,063 and contract termination costs of $100. The Company paid $3,998 of severance and benefit costs and $100 of contract termination costs in the year ended December 31, 2023. The Reprioritization is substantially complete as of December 31, 2023, and any remaining costs are expected to be paid during the first quarter of 2024.

Note 5. Inventory

Inventory consists of the following:

	December 31,	December 31,
	2023	2022

Raw materials	$935	$682
Work-in-process	651	708
Finished goods	405	595
Total inventory	$1,991	$1,985

The Company recorded inventory write-downs of $1,191 for the year ended December 31, 2023. No write-downs of inventory were recorded for the year ended December 31, 2022.

Note 6. Property and Equipment, net

Property and equipment, net consists of the following:

	December 31,	December 31,
	2023	2022

Computers and equipment	$202	$213
Furniture	575	575
Leasehold improvements	1,200	1,181
Total property and equipment	$1,977	$1,969
Accumulated depreciation	(1,193)	(885)
Total property and equipment, net	$784	$1,084

Depreciation expense was $318 and $327 for the years ended December 31, 2023 and 2022, respectively.

Note 7. Accrued Expenses

Accrued expenses consist of the following:

	December 31,	December 31,
	2023	2022

Accrued research and development expenses	$6,406	$8,659
Accrued compensation and benefits	163	6,370
Accrued professional fees	5,562	2,738
Accrued taxes	116	82
Other accrued expenses	177	820
Total accrued expenses	$12,424	$18,669

Note 8. Transactions with BioXcel LLC

The Company entered into a Separation and Shared Services Agreement with BioXcel LLC that took effect on June 30, 2017, as amended and restated thereafter (the “Services Agreement”), pursuant to which BioXcel LLC has agreed to provide the Company with certain intellectual property prosecution and management and research and development activities.

Under the Services Agreement, we have an option, exercisable until December 31, 2024, to enter into a separate collaborative services agreement with BioXcel LLC pursuant to which BioXcel LLC shall perform product identification and related services for us utilizing its EvolverAI. We agreed to pay BioXcel LLC $18 per month from March 13, 2023, to December 31, 2024 in exchange for this option. We agreed to negotiate any such collaborative services agreement in good faith and to incorporate reasonable market-based terms, including consideration for BioXcel LLC reflecting a low, single-digit royalty on net sales and reasonable development and commercialization milestone payments, provided that (i) development milestone payments shall not exceed $10,000 in the aggregate and not be payable prior to proof of concept in humans and (ii) commercialization milestone payments shall be based on reaching annual net sales levels, be limited to 3% of the applicable net sales level, and not exceed $30,000 in the aggregate.

Service charges recorded under the Services Agreement for the years December 31, 2023 and 2022 were as follows:

	Year ended December 31,
	2023	2022

Research and development	$1,075	$1,151
Selling, general and administrative	211	250
Total	$1,286	$1,401

As of December 31, 2023 and 2022, $0 and $310, respectively, of these service charges are included in Due to related parties in the Company’s Consolidated Balance Sheets.

Note 9. Debt and Credit Facilities

Debt, net of unamortized discounts and financing costs, consists of the following:

	December 31, 2023	December 31, 2022

Revenue Interest Financing Agreement ("RIFA")	$—	$30,000
RIFA accrued interest	—	2,041
RIFA payments	—	(10)
RIFA debt liability	$—	$32,031
Estimated Portion of RIFA debt liability to be paid within one-year	—	(1,401)
RIFA long-term debt liability	$—	$30,630
Credit Agreement and Guaranty	102,319	70,000
Payable-in-kind ("PIK") interest	361	807
Total long-term debt liability	$102,680	$101,437
Unamortized debt premiums, discounts and issuance costs	(2,082)	(8,386)
Total long-term debt	$100,598	$93,051

On April 19, 2022, the Company entered into two strategic financing agreements: (i) a Credit Agreement and Guaranty (the “Credit Agreement”) by and among the Company, as the borrower, certain subsidiaries of the Company from time to time party thereto as subsidiary guarantors, the lenders party thereto (the “Lenders”), and Oaktree Fund Administration LLC (“OFA”) as administrative agent, and (ii) a Revenue Interest Financing Agreement (the “RIFA”; and together with the Credit Agreement, the “OFA Facilities”) by and among the Company, the purchasers party thereto (the “Purchasers”) and OFA as administrative agent. Under the OFA Facilities, the Lenders and the Purchasers agreed to, in the aggregate between the two OFA Facilities, provide up to $260,000 in gross funding to support the Company’s commercial activities of IGALMITM sublingual film. In addition, the OFA Facilities are intended to support the expansion of clinical development efforts of BXCL501, which includes a Phase 3 program for the acute treatment of agitation in patients with Alzheimer’s disease, and for general corporate purposes. The Lenders and Purchasers are comprised of affiliates of Oaktree Capital Management, L.P. and Qatar Investment Authority.

Waiver and First Amendment to Credit Agreement and Guaranty

On November 13, 2023, the Company, the lenders party to the Credit Agreement and OFA entered into a Waiver and First Amendment to Credit Agreement and Guaranty (the “First Amendment”) that provided for (i) a waiver and a modification to the covenant in the Credit Agreement regarding investments in OnkosXcel and (ii) an agreement among the parties to further revise key financial terms in the Credit Agreement and terminate the RIFA. Pursuant to the First Amendment, the Lenders agreed to permit the Company to invest up to a maximum of $30,000 at any time outstanding in OnkosXcel, increased from $25,000 at any time outstanding. The First Amendment also waived any defaults or events of default arising under the Credit Agreement due to a breach prior to the date of the First Amendment of the OnkosXcel investment covenant, or a breach of the Company’s obligation to notify OFA of such default. In connection with the First Amendment, the Company paid the Lenders a fee of $180 (representing 0.25% of the loans outstanding under the Credit Agreement on the date of the First Amendment) and agreed to pay to the Lenders an exit fee equal to 0.25% of the loans under the Credit Agreement repaid upon maturity or prepayment of the loans.

Second Amendment to Credit Agreement and Guaranty and Termination of the RIFA

On December 5, 2023, (the “Second Amendment Effective Date”), the Company entered into the Second Amendment to Credit Agreement and Guaranty and Termination of Revenue Interest Financing Agreement (the “Second Amendment”), which further amended the Credit Agreement. On the Second Amendment Effective Date, the Credit Agreement was amended to provide up to $202,319 in senior secured term loans, including the initial Tranche A of $70,000, which was funded on April 28, 2022, and related capitalized interest on Tranche A through the Second Amendment Effective Date in the amount of $72,319. In addition, the $30,000 in financing previously provided to the Company under the RIFA on July 8, 2022 was converted to a term loan under the Credit Agreement (the “Tranche A-2 Term Loan”). The RIFA and all commitments for potential future funding thereunder were terminated. In addition, pursuant to the Second Amendment, the Lenders agreed to permit the Company to invest up to a maximum of $30,865 at any time outstanding in OnkosXcel, increased from $30,000. In connection with the Second Amendment, the Company agreed to pay to the Lenders an exit fee equal to 0.25% of the loans under the Credit Agreement repaid upon maturity or prepayment of the loans (which exit fee is in addition to, and not in lieu of, the exit fee provided for by the First Amendment). As of December 31, 2023, $100,000 in commitments under the Credit Agreement remains unfunded, and Oaktree has an Equity Investment Right (as defined below) to purchase up to $5,000 of Common Stock from the Company. The blended effective interest rate on the Tranches A-1 and A-2 as of December 31, 2023 was approximately 13.5%.

The remaining tranches may be borrowed at the Company’s option prior to December 31, 2024, subject to satisfaction of certain conditions, including regulatory and financial milestones. Tranche B of the Credit Agreement is $20,000 and is available upon satisfaction of certain conditions and financial milestones. Tranche C of the Credit Agreement is $30,000 and is available upon satisfaction of certain conditions, including receipt of certain regulatory and financial milestones. Tranche D of the Credit Agreement is $50,000 and is available upon satisfaction of the Tranche C Term Loans conditions precedent to, and the funding of Tranche C Loans, including specified minimum net sales of the Company attributable to sales of BXCL501 for a trailing twelve consecutive month period, on or before December 31, 2025.

The loans under the Credit Agreement do not amortize and mature on April 19, 2027. The Company may, at its option, no earlier than September 21, 2026 and no later than October 21, 2026, request an extension of the maturity date to April, 19, 2028, provided that the Company satisfies certain conditions including receipt of certain regulatory and financial milestones. Borrowings under the Credit Agreement are issued at a 200-basis point original issue discount and bear interest at a variable annual rate of TERM SOFR (but not less than 2.5% or more than 5.5%) plus 7.5%, payable quarterly. The rate resets every three months based on the current Term SOFR rate. Of such interest, above 8% per annum is, at the Company’s option, payable in kind by capitalizing and adding such interest to the outstanding principal amount of loans from the first payment date on which such interest is owed through March 31, 2025, unless, with respect to any payment date, the Company elects to pay all or a portion of such interest in cash. The Company is required to pay a ticking fee equal to 0.75% per annum on the undrawn amount of the commitments, payable quarterly commencing 120 days after April 22, 2022 through the termination of the commitments, which is expensed as incurred and recognized as interest expense in the Consolidated Statements of Operations. The Company may voluntarily prepay the Credit Agreement at any time subject to a prepayment fee.

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

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions, subject to certain exceptions, including specific exceptions with respect to product commercialization and development activities. The Company must also comply with certain financial covenants, including (i) maintenance of cash or permitted cash equivalent investments in accounts controlled by OFA for the Lenders, of at least (a) initially, $15,000, (b) from and after the funding of the Tranche B loans, $20,000, and (c) from and after the Company’s satisfaction of the funding conditions for the Tranche C loans, $15,000, provided, that the liquidity covenant applicable at any time will be increased upon certain events related to a sale of OnkosXcel (up to a maximum amount equal to $37,500), provided that the minimum liquidity amount will in no event exceed 50% of the aggregate amount of loans outstanding under the Credit Agreement at any time; and (ii) a minimum revenue test, measured quarterly beginning with the Company’s fiscal quarter ending on December 31, 2024 (such six-month period the “Revenue Covenant Measurement Period”), that requires it and its subsidiaries’ consolidated net revenue for the six consecutive month period ending on the last day of each such fiscal quarter to not be less than a minimum revenue amount specified in the Credit Agreement (such testing date, the “Revenue Covenant Measurement Testing Date” and the covenant described in this clause (ii) the “Revenue Covenant”). The Company’s failure to comply with the financial covenants will result in an event of default, subject to certain cure rights with respect to the Revenue Covenant. If, as of a Revenue Covenant Measurement Testing Date, the Company’s revenue for the applicable Revenue Covenant Measurement Period is less than the minimum revenue amount specified for the applicable period then required under the Revenue Covenant, the Company would have a right to cure such shortfall for a total of three fiscal periods by making a revenue cure payment (which would be treated as prepayments of the loans subject to a prepayment fee) to the Lenders in an amount equal to the difference between such minimum required revenue amount and the Company’s actual revenues for such Revenue Covenant Measurement Period, such payment to not be less than $1,000. If paid, the Company will be deemed to have complied with the Revenue Covenant as of such Revenue Covenant Measurement Testing Date. Any such payment will be applied to the prepayment of the loans under the Credit Agreement.

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

The Credit Agreement contains events of default that are customary for financings of this type relating to, among other things, payment defaults, breach of covenants, breach of representations and warranties, cross default to material indebtedness, bankruptcy-related defaults, judgment defaults, breach of the financial covenants described above, and the occurrence of certain change of control events. In certain circumstances, events of default are subject to customary cure periods. The Credit Agreement also contains certain regulatory-related events of default, which do not have cure periods. Following an event of default and any applicable cure period, the Lenders will have the right upon notice to terminate any undrawn commitments and may accelerate all amounts outstanding under the Credit Agreement, in addition to other remedies available to them as the Company’s secured creditors.

Revenue Interest Financing Agreement

As noted, the RIFA was terminated when the Company entered into the Second Amendment, which amended the Credit Agreement (as amended by the First Amendment). The $30,000 Tranche A previously provided to the Company under the RIFA was converted to the Tranche A-2 Term Loan. Prior to termination, the RIFA provided up to $120,000 in potential financing in exchange for a capped revenue interest on net sales of IGALMITM, and other future BXCL501 products, if any, that received regulatory approval for sale. The initial Tranche A of $30,000 was funded on July 8, 2022. The effective interest rate on the RIFA as of December 31, 2022, was approximately 14%.

Under the terms of the RIFA, the Purchasers were to receive tiered revenue interest payments on U.S. net sales of IGALMI™, and other future BXCL501 products, if any, that receive regulatory approval for sale, equal to a royalty ranging from 0.375% to 7.750% of net sales of IGALMI™, and other future BXCL501 products, if any, approved for sale in the U.S., subject to a hard cap equal to 1.75x the total amount funded. The Company would also have been required to make certain additional payments to the Purchasers from time to time to ensure that the aggregate amount of payments received by the Purchasers under the RIFA were at least equal to certain agreed upon minimum levels as of certain specified dates, subject to terms and conditions set forth in the RIFA. Revenue interest payments due under the RIFA were payable quarterly based on net sales.

Warrants and Equity Investment Right

In connection with the closing of the Second Amendment, on the Second Amendment Effective Date, the Company amended and restated the warrants granted to the Lenders on April 19, 2022 to purchase up to 278 shares of the Company’s common stock at an exercise price of $20.04 per share (the “Original Warrants”). Pursuant to the amendment and restatement of the Original Warrants, dated December 5, 2023 (the “Amended and Restated Original Warrants”), the exercise price of the Original Warrants has been reduced to $3.6452 per share. In addition, the Company granted new warrants to the Lenders to purchase up to 70 shares of the Company’s common stock (the “2023 Warrant Shares”) at an exercise price of $3.6452 per share (the “2023 Warrants” and together with the Amended and Restated Original Warrants, the “Warrants”). The Amended and Restated Original Warrants and the 2023 Warrants will expire on April 19, 2029 and may be net exercised at the holder’s election. In addition, pursuant to the Credit Agreement, the Lenders have the right to purchase shares of the Company’s common stock after the Second Amendment Effective Date, so long as borrowings under the Credit Agreement are outstanding, for a purchase price of $5,000 at a price per share equal to a 10% premium to the volume-weighted average price of the common stock over the 30 trading days prior to the Lenders’ election to proceed with such equity investment (the “Equity Investment Right”). BTI entered into a registration rights agreement (the “Registration Rights Agreement”) with the Lenders and filed a registration statement on Form S-3 to register the shares issuable upon exercise of the Warrants and, if issued, the shares related to the Equity Investment Right, for resale. The maximum shares of BTI common stock issuable under the Warrants (including the Original Warrants and the 2023 Warrants) and Lenders’ Equity Investment Right was 5,852 as of December 31, 2023. On the Second Amendment Effective Date, Company amended and restated its Registration Rights Agreement (the “Amended and Restated Registration Rights Agreement”) with the Lenders, dated April 19, 2022, pursuant to which the Company agreed to register the 2023 Warrant Shares for resale.

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

Maturities of long-term debt are expected to be as follows:

December 31, 2023

2024	$—
2025	$—
2026	$—
2027	$102,680
2028	$—
Thereafter	$—

Interest expense was as follows:

	Year ended
	December 31,
	2023	2022

Interest expense	$11,941	$7,353
Accretion of debt discount and amortization of financing costs	1,373	860
Total interest expense	$13,314	$8,213

Note 10. Derivative Financial Instruments

BTI identified certain freestanding financial instruments and/or embedded features that require separate accounting from the borrowings under the OFA Facilities. This includes the OnkosXcel Warrants and Equity Investment Right held by the Lenders, along with certain put/call options. The OnkosXcel Warrants and Equity Investment Right do not meet certain scope exceptions under U.S. GAAP, primarily because the exercise prices and number of shares of the Company’s common stock issuable under the instruments are variable, and the instruments meet the definition of a derivative instrument. Therefore, these instruments are recorded as Derivative liabilities in the Consolidated Balance Sheets. The respective derivative liabilities are recorded at fair value on the date of issuance and are revalued on each balance sheet date until such instruments are settled or expire, with changes in the fair value between reporting periods recorded within Other (income) expense, net in the Company’s Consolidated Statements of Operations.

Note 11. Common Stock Financing Activities

In May 2021, the Company entered into an Open Market Sale Agreement (as amended, supplemented and/or restated from time to time, the “Sale Agreement”) with Jefferies LLC (“Jefferies”) pursuant to which the Company could offer and sell shares of its common stock, having an aggregate offering price of up to $100,000, from time to time, through an “at the market offering” program under which Jefferies will act as sale agent. In November 2023, the Company amended the Sale Agreement to increase the size of the “at the market offering" program to $150,000. The Company sold 1,408 shares under the Sale Agreement in the year ended December 31, 2023 for net proceeds of $26,221. For the year ended December 2023, the Company sold shares for the gross amount of $27,032, and incurred issuance costs of $811. The Company did not sell any shares, and thus did not receive any proceeds under this program, for the year ended December 31, 2022.

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

Stock-based awards granted under the 2020 Plan have a term of ten years. The vesting schedule of all awards granted under the 2020 Plan is determined by the Board of Directors, which is generally four years. Stock-based awards granted under the 2020 Plan include stock options, BTI RSUs, and Performance Units.

As of December 31, 2023, there were 664 shares available to be granted under the 2020 Plan.

BTI Restricted stock units

The table below summarizes activity relating to BTI RSUs.

Number of
shares

Outstanding as of January 1, 2023	119
Granted	133
Vested	(67)
Outstanding as of December 31, 2023	185

In 2023, the Company granted 133 time-based BTI RSUs to certain employees. All of the BTI RSUs vest over four years, with 25% vesting at the one-year anniversary of the grant date and the balance vesting ratably over the remaining 12 quarters of the vesting period. The weighted average grant date fair value per share for the BTI RSUs was $19.62. Unrecognized stock-based compensation expense related to these awards was $1,417 as of December 31, 2023.

In 2022, the Company granted 122 (119, net of forfeitures) time-based BTI RSUs to certain employees and consultants. The majority of BTI RSUs granted to employees vest over four years, with 25% vesting at the one-year anniversary of the grant date and the balance vesting ratably over the remaining 12 quarters of the vesting period. There were 25 BTI RSUs granted to the employees in May 2022 which fully vested at the one-year anniversary of the grant date. BTI RSUs granted to a third-party consultant vest 50% each on the first and second anniversaries of the grant date. The weighted average grant date fair value per share for the BTI RSUs granted in 2022 was $14.38. Unrecognized stock-based compensation expense related to these awards was $298 as of December 31, 2023.

BTI Performance stock units

The table below summarizes activity relating to Performance Units related to BTI common stock.

Number of
shares

Outstanding as of January 1, 2023	—
Granted	543
Cancelled	(16)
Outstanding as of December 31, 2023	527

In October 2023, the Company granted 543 Performance Units to employees. 209 Performance Units vest on the one-year anniversary of the grant date, and the remaining 334 Performance Units are performance based and vest on the one-year anniversary of the grant date, provided certain performance criteria are met. The weighted average value of Performance Units granted and cancelled during 2023 was $2.43. None of the Performance Units had vested as of December 31, 2023. Unrecognized stock-based compensation expense related to the awards expected to vest was $515 as of December 31, 2023.

OnkosXcel Profit sharing units

The table below summarizes activity relating to the PSUs associated with OnkosXcel as described below.

		Weighted average
	Number of	price per unit
	units	(in whole dollars)

Outstanding as of January 1, 2023	1,310	$5,506
Granted	30	$10,176
Cancelled	(100)	$5,506
Forfeited	—	$—
Outstanding as of December 31, 2023	1,240

Vested units as of December 31, 2023	676	$5,533

During 2023, Employee Holdings, a management holding company used to facilitate the grant of equity interests to service providers of OnkosXcel granted 30 individual (not in thousands) time-based PSUs related to OnkosXcel to certain employees of the Company in consideration for services provided to OnkosXcel. In 2022, Employee Holdings granted 1,310 (not in thousands) PSUs to employees and a consultant of the Company for services provided to OnkosXcel. The PSUs represent indirect equity interests in OnkosXcel. All PSUs, other than those granted to certain executive employees of the Company, vest ratably over 48 months. PSUs granted to certain executive employees of the Company, vested ratably over 24 months.

The fair values of the PSUs granted in 2023 and 2022 were $8 per unit and $4 per unit, respectively, and were estimated at the date of grant using a Black-Scholes option pricing model. The total fair value of the PSUs vested during the year ended December 31, 2023 was $1,942.

	2023 grant profit share unit valuation inputs

Expected volatility	97.4%
Risk-free rate of interest	3.6%
Expected dividend yield	—%
Expected term	5.8	years

Unrecognized stock-based compensation expense related to the PSUs was $971 and $4,588 as of December 31, 2023 and 2022, respectively.

OnkosXcel restricted stock units

The table below summarizes activity relating to the OnkosXcel RSUs.

Number of
units

Outstanding as of January 1, 2023	—
Granted	225
Outstanding as of December 31, 2023	225

During the year ended December 31, 2023, the Company granted 225 individual (not in thousands) OnkosXcel RSUs to certain employees. 125 of the OnkosXcel RSUs vest upon the earlier to occur of (a) 180 days after an initial public offering of OnkosXcel, or (b) a change in control of OnkosXcel. The remaining OnkosXcel RSUs vest over four years, with 25% vesting at the one-year anniversary of the grant date and the balance vesting ratably over the remaining 12 quarters of the vesting period. The weighted average grant date fair value per unit for the OnkosXcel RSUs was approximately $10. Unrecognized stock-based compensation expense related to the awards expected to vest was approximately $552 as of December 31, 2023.

BTI Stock options

A summary of the Company’s stock option activity for the year ended December 31, 2023, is presented below.

	Number of	Weighted average
	shares	price per share

Outstanding as of January 1, 2023	4,882	$17.23
Granted	1,090	$19.35
Forfeited	(651)	$17.84
Cancelled	(36)	$24.67
Exercised	(309)	$1.65
Outstanding as of December 31, 2023	4,976	$18.52

Options vested and exercisable as of December 31, 2023	3,479	$17.32

As of December 31, 2023, the intrinsic value of options outstanding was $3,149. The intrinsic value for stock options is calculated based on the difference between the exercise prices of the underlying awards and the quoted stock price of the Company’s common stock as of the reporting date.

The total intrinsic value of stock options exercised for the years ended December 31, 2023 and 2022 was $5,928 and $2,437, respectively. The total intrinsic value of stock options exercisable as of December 31, 2023 and 2022 was $3,148 and $40,255, respectively.

The weighted average grant date fair value of options granted during the years ended December 31, 2023 and 2022 was $15.53 and $11.62, respectively.

The weighted average grant date fair value of options vested as of December 31, 2023 was $12.86.

The weighted average remaining contractual life is 5.5 years for options exercisable as of December 31, 2023. The weighted average remaining contractual life was 6.4 years for options outstanding as of December 31, 2023.

Unrecognized compensation expense related to unvested stock option awards as of December 31, 2023, was $9,478 and will be recognized over the remaining vesting periods of the underlying awards. The weighted-average period over which such compensation is expected to be recognized is 1.1 years.

Stock-Based Compensation

The fair value of options granted during the years ended December 31, 2023 and 2022 was estimated using the Black-Scholes pricing model with the following assumptions:

	Year ended					Year ended
	December 31, 2023					December 31, 2022

Expected term	5.5	years	-	6.1	years	5.5	years	-	6.1	years
Expected stock price volatility	96.9%		-	109.9%		92.7%		-	99.4%
Risk-free rate of interest	3.5%		-	4.7%		1.5%		-	4.4%
Expected dividend yield	0.0%		-	0.0%		0.0%		-	0.0%

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

The Company recognized stock-based compensation expense related to awards issued under the 2017 Plan and the 2020 Plan, as well as the OnkosXcel PSUs and OnkosXcel RSU’s, of $18,614 and $17,337 for the years ended December 31, 2023 and 2022, respectively, which were comprised as follows:

	Year ended December 31,
	2023	2022

Research and development	$6,324	$4,558
Selling, general and administrative	12,290	12,779
Total	$18,614	$17,337

2020 Employee Stock Purchase Plan

The Company’s 2020 Employee Stock Purchase Plan (the “ESPP”) was also approved and became effective at the Company’s 2020 annual meeting of stockholders on May 20, 2020. The ESPP is designed to assist eligible employees of the Company with the opportunity to purchase the Company’s common stock at a discount through accumulated payroll deductions during successive offering periods. The aggregate number of shares that may be issued pursuant to rights granted under the ESPP is 100 shares of common stock. In addition, the number of shares available for issuance under the ESPP will increase on the first day of each calendar year, beginning on January 1, 2021 and ending on and including January 1, 2030, by a number of shares of common stock equal to the lesser of (a) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as determined by the Board of Directors. The number of shares that may be issued or transferred pursuant to rights granted under the component of the ESPP that is intended to qualify for favorable U.S. federal tax treatment under Section 423 of the Internal Revenue Code (the “Section 423 Component”) shall not exceed 500 shares. The purchase price will be determined by the administrator of the ESPP and, for purposes of the Section 423 Component, shall not be less than 85% of the fair value of a share on the first trading day or on the last trading day of the applicable offering period, whichever is lower. The shares available for issuance under the ESPP increased by 281 shares and 280 shares on January 1, 2023 and 2022, respectively. To date, no shares have been sold under the ESPP. There were 905 shares available for issuance as of December 31, 2023.

Note 13. Leases

BTI leases office space for its corporate headquarters at 555 Long Wharf Drive, New Haven, Connecticut (the “HQ Lease”) under an operating lease that expires in February 2026. The Company has an option to renew the HQ Lease for one additional five-year term. Payments under the HQ Lease are fixed.

The Company also leases equipment such as copiers and information technology equipment.

The future minimum annual lease payments under operating leases, as of December 31, 2023, were as follows:

Year ending December 31,	Amount

2024	381
2025	391
2026	65
2027	—
2028	—
Thereafter	—
Total lease payments	$837
Imputed interest	(51)
Total lease liability	$786
Less current portion of lease liability	(346)
Long-term portion of operating lease liability	$440

The current portion of the Company’s operating lease liability of $346, as of December 31, 2023, is included in Other current liabilities on the Consolidated Balance Sheets.

Lease expense was $392 and $410 for the years ended December 31, 2023 and 2022, respectively.

Lease renewal options are not included in the ROU asset or lease liability.

Note 14. Employee Benefit Plan

The Company maintains a defined contribution retirement plan for its employees that complies with Section 401(k) of the Internal Revenue Code (the “401(K) Plan”). Employees are eligible to participate in the 401(K) Plan and can contribute a portion of their pay into the 401(K) Plan, subject to annual limits established by the U.S. Internal Revenue Service. Participating employees receive an employer matching contribution equal to 50% of eligible employee contributions on the first 5% of eligible compensation contributed. Employer contributions to the 401(K) Plan were $788 and $568 for the years ended December 31, 2023 and 2022, respectively.

Note 15. Fair Value Measurements

The Company groups its assets and liabilities measured at fair value in three levels based on the nature of the inputs and assumptions used to determine fair value. Refer to Note 3, Summary of Significant Accounting Policies, for additional information on the accounting policies related to fair value.

The carrying amounts of Cash and cash equivalents, Accounts receivable, net and Accounts payable approximate fair value due to the short-term nature of these instruments. As of December 31, 2023 and 2022, the Company had $64,860 and $191,022, respectively, primarily in money market funds that hold U.S. government cash equivalent instruments (included in Cash and cash equivalents) which were valued based on Level 1 inputs. There were no transfers between levels within the hierarchy during the years ended December 31, 2023 and 2022.

Derivative liabilities measured at fair value on a recurring basis are summarized below.

	Year ended
	December 31, 2023
	Fair Value	Level 1	Level 2	Level 3	Total

Derivative liability - Equity Investment Right	$1,193	$—	$—	$1,193	$1,193
Derivative liability - OnkosXcel Warrants	712	—	—	712	712
Total derivative liabilities	$1,905	$—	$—	$1,905	$1,905

Derivative liabilities are comprised of the OnkosXcel Warrants and Equity Investment Right held by the Lenders. The fair value of the derivative liabilities was determined using Monte Carlo simulation models for the Equity Investment Right, and Binomial Option Pricing and Distribution models for the OnkosXcel Warrants.

The following table presents changes in Level 3 liabilities measured at fair value for the year ended December 31, 2023. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category.

	Year ended
	December 31,
	2023	2022

Derivative liabilities, Balance - January 1	$2,343	$1,954
Change in fair value	(438)	389
Derivative liabilities, Balance - December 31	$1,905	$2,343

The derivative liabilities were reported at their fair values in the Consolidated Balance Sheets. The changes in the fair value of the derivative liabilities were reported in the Consolidated Statements of Operations as Other (income) expense, net, for the years ended December 31, 2023 and 2022.

Inputs used to calculate the estimated fair value of the Equity Investment Right were as follows:

	Equity Investment Right

Strike price relative to volume weighted 30-day average	110.0%
Volatility (annual)	99.1%
Probability of exercise	90.0%
Time period	3.3	years
Estimated premium to 30-day average	24.0%
Discount rate	4.4%

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

The estimated fair value of the Credit Agreement as of December 31, 2023, was $88,210. Both observable and unobservable inputs were used to determine the fair value of long-term debt, which was classified within the Level 3 category.

The fair value of the 2023 Warrants, which is a non-recurring fair value, was determined as of the date of issuance using a Black-Scholes pricing model and the fair value of $200 was recorded as a component of stockholders’ equity in Additional-paid-in-capital in the Consolidated Balance Sheets, with the offset recorded as a discount on the amounts funded under the Credit Agreement. This non-recurring measurement is classified as Level 3. The inputs used were a strike price of $3.6452, the Company’s stock price of $3.71, volatility of 99%, term of 5.4 years and risk-free rate of 4.14%.

The fair value of the Original Warrants, which was a non-recurring fair value, was determined as of the date of issuance using a Black-Scholes pricing model and the fair value of $3,245 was recorded as a component of stockholders’ equity in Additional-paid-in-capital in the Consolidated Balance Sheets, with the offset recorded as a discount on the amounts funded under the OFA Facilities. This non-recurring measurement is classified as Level 3. The inputs used were a strike price of $20.04, the Company’s stock price of $14.93, volatility of 95%, term of 7 years and risk-free rate of 2.95%. As discussed in Note 9, Debt and Credit Facilities, in connection with the closing of the Second Amendment of the Credit Agreement, on the Second Amendment Effective Date, the Company amended and restated the Original Warrants granted to the Lenders to have an exercise price of $3.6452 per share.

Using a Black-Scholes pricing model, the Company determined that the Amended and Restated Original Warrants’ fair values at the original strike price of $20.04 and the amended strike price of $3.6452 were $548 and $802, respectively, as of the Second Amendment Effective Date. The Amended and Restated Original Warrants’ incremental increase in fair value for the repricing of $254, was recorded as a component of stockholders’ equity in Additional-paid-in-capital in the Consolidated Balance Sheets, with the offset recorded as a discount on the amounts refinanced under the Credit Agreement.

Note 16. Income Taxes

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

For tax years beginning on or after January 1, 2022, the 2017 Tax Cuts and Jobs Act amended Section 174 of the U.S. Tax Code to eliminate current-year deductibility of research and development expenses and requires taxpayers to capitalize and amortize them over five years for research activities performed in the U.S. and fifteen years for research activities performed outside of the U.S. For the 2023 tax year, the Company capitalized $78,002 of research and development expenses. This resulted in an increase in the deferred tax asset associated with capitalized research and development of $20,985. In determining the realizability of the Company’s net deferred tax asset, the Company considered numerous factors, including historical profitability, estimated future taxable income, and the industry in which it operates. Based on this information the Company has provided a valuation allowance for the full amount of its net deferred tax asset because the Company has determined that it is more likely than not that it will not be realized. The significant components of the Company’s net deferred tax assets are as follows:

	December 31,	December 31,
	2023	2022
Deferred tax assets:
Federal net operating losses	$73,770	$46,695
State net operating losses	21,255	11,271
Stock options	13,915	10,705
Tax credits	15,048	10,689
Capitalized research & development	49,603	36,663
Accrued expense	—	2,171
Depreciation	73	42
Lease liability	212	290
Unrealized loss	—	103
Valuation allowance	(173,679)	(118,373)
Total deferred tax assets	$197	$256
Deferred tax liabilities:
Unrealized gain	(12)	—
Right-of-use assets	$(185)	$(256)
Total deferred tax liabilities	$(197)	$(256)
Net deferred tax asset (liability)	$—	$—

The income tax benefit for the year ended December 31, 2023 differed from the amounts computed by applying the U.S. federal income tax rate of 21% to loss before tax benefit as a result of nondeductible expenses, tax credits generated and increases in the amount of the Company’s valuation allowance.

A reconciliation between the Company’s effective tax rate and the federal statutory rate are as follows:

	Year ended December 31,
	2023	2022
Federal statutory rate	21.0%	21.0%
Stock based compensation	0.3%	(0.4)%
Federal tax credits	2.3%	2.1%
State taxes	8.0%	4.2%
Other	(0.7)%	1.1%
Valuation allowance	(30.9)%	(28.0)%
	—%	—%

As of December 31, 2023, the Company had approximately $351,284 of gross federal and $360,081 of gross state net operating loss (“NOL”) carryforwards. If not utilized, the federal and state NOL carryforwards will begin to expire in 2037. The federal NOL of $348,638 incurred after December 31, 2017, will be carried forward indefinitely. The utilization of such NOL carryforwards and realization of tax benefits in future years depends predominantly upon having taxable income. The Company has approximately $14,345 of federal orphan drug and research development credits which will begin to expire in 2037 if not utilized. The Company also has approximately $1,206 of state drug research development credits which will begin to expire in 2040 if not utilized.

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

Entities are also required to evaluate, measure, recognize and disclose any uncertain income tax positions taken on their income tax returns. The Company has analyzed its tax positions and has concluded that as of December 31, 2023, there were no uncertain positions. The Company's U.S. federal and state NOLs have occurred since its inception in 2017 and as such, tax years subject to potential tax examination could apply from that date because the utilization of NOLs from prior years opens the relevant year to audit by the U.S. Internal Revenue Service and/or state taxing authorities. BTI did not have any unrecognized tax benefits and has not accrued any interest or penalties for the years ended December 31, 2023 and 2022.

Note 17. Net Loss Per Share

Basic and diluted net loss per share are as follows:

	Year ended
	December 31,
	2023	2022

Net loss (numerator)	$(179,053)	$(165,757)
Weighted average shares (denominator)	29,129	28,015
Basic and diluted net loss per share	$(6.15)	$(5.92)

Potentially dilutive securities outstanding consists of stock options, RSUs and performance units, and BTI warrants. The Company had common stock equivalents outstanding as of December 31, 2023 and 2022 of 6,036 and 5,280 shares, respectively.

Note 18. Commitments and Contingencies

From time to time, in the ordinary course of business, the Company may be subject to litigation and regulatory examinations as well as information gathering requests, inquiries and/or investigations. Other than the below, the Company is not currently subject to any matters where it believes there is a reasonable possibility that a material loss may be incurred.

On July 7, 2023, plaintiff Katelyn Martin filed a class action complaint against the Company and certain executives in the United States District Court for the District of Connecticut, captioned Martin v. BioXcel Therapeutics, et al., 3:23-cv-00915 (D. Conn). On October 4, 2023, pursuant to the Private Securities Litigation Reform Act, the court appointed two co-Lead Plaintiffs. The co-Lead Plaintiffs filed an amended complaint on December 5, 2023, alleging violations of Sections 10(b) and 20A of the Securities and Exchange Act of 1934 (the “Exchange Act”) and SEC Rule 10b-5 promulgated thereunder. The amended complaint alleges that defendants made false or misleading statements regarding the TRANQUILITY II trial and the development of BXCL501 for an expanded indication related to the treatment of certain Alzheimer’s-related agitation. Defendants filed a motion to dismiss on February 6, 2024, which has not been decided.

On November 28, 2023, Plaintiffs Pratheesan Panancherry and Jeffrey Bastress filed a stockholder derivative complaint in the United States District Court for the District of Connecticut purportedly on behalf of the Company and against Vimal Mehta, Richard I. Steinhart, Peter Mueller, June Bray, Sandeep Laumas, Michael Miller, Michal Votruba, and Krishnan Nandabalan as Defendants, and the Company as Nominal Defendant under the caption Panancherry et al v. Mehta et al, 3:23-cv-1554. Following the initial action, Plaintiffs Maria Vomvolakis (3:24-cv-3) and Kelly Fowler (3:24-cv-203) each filed separate stockholder derivative complaints in the District of Connecticut raising similar claims as Panancherry and Bastress, including business torts and violations of the Securities Exchange Act of 1934. The cases have been consolidated under the caption In re BioXcel Therapeutics, Inc. Stockholder Derivative Litigation, 3:23-cv-1554 (D. Conn.). The above-captioned consolidated action is currently stayed.

On January 11, 2024, Plaintiff Jeremy Smith filed a stockholder derivative complaint in the United States District Court for the District of Delaware purportedly on behalf of the Company and against Vimal Mehta, Peter Mueller, June Bray, Sandeep Laumas, Michael Miller, Michal Votruba, Richard I. Steinhart, Robert Risinger, and Krishnan Nandabalan as Defendants, and the Company as Nominal Defendant under the caption Smith v. Mehta et al, 1:24-cv-00041. Following the initial action, Plaintiff Janice Korff filed a stockholder derivative complaint in the District of Delaware raising similar claims as Smith (1:24-cv-130), including business torts and violations of the Securities Exchange Act of 1934. The cases have been consolidated under the caption In re BioXcel Therapeutics, Inc. Derivative Litigation, 1:24-cv-00041 (D. Del.). The Company expects to seek a stay in the above-captioned consolidated action.

At this time, the Company does not believe the claims in the above-captioned matters have merit, and intends to vigorously defend against them; however, the potential costs and liabilities associated with this litigation are uncertain.

In April 2022, the Company signed a commercial supply agreement that requires minimum annual payments for the first three years of the agreement that in aggregate total $10,000 for the three-year period.

Note 19. Subsequent Events

On February 12, 2024, the Company entered into the Third Amendment to Credit Agreement and Guaranty (the “Third Amendment”), which amended the Credit Agreement. Pursuant to the Third Amendment, the Lenders agreed to waive the covenant that the Company shall not receive a report and opinion from the Company’s independent auditors that contains a “going concern” or like qualification or exception or emphasis of matter of going concern footnote with respect to the Company’s financial statements for the fiscal year ended December 31, 2023 and, as a result, such event shall not be an event of default. As a condition to the effectiveness of the Third Amendment, among other things, the Company shall have received at least $40,000 in gross proceeds from a registered public sale of the Company’s common stock, warrants and/or pre-funded warrants on or before February 20, 2024. The Company did not meet this condition and therefore the Third Amendment did not become effective.

On March 20, 2024 (the “Effective Date”), the Company entered into a Fourth Amendment (the “Fourth Amendment”) to the Credit Agreement and Guaranty (as amended from time to time, the “Credit Agreement”) by and among the Company, as the borrower, certain subsidiaries of the Company from time to time party thereto as subsidiary guarantors, the Lenders, and OFA as administrative agent, pursuant to which the Lenders waived the covenant that the Company not receive a report and opinion from the Company’s independent registered public accounting firm that contains a “going concern” or similar qualification with respect to the Company’s financial statements for the year ended December 31, 2023. Accordingly, while the Company’s independent registered public accounting firm’s report contained in this Annual Report on Form 10-K contains a “going concern” explanatory paragraph, it does not constitute an event of default under the Credit Agreement.

The Fourth Amendment includes a covenant that the Company will receive, (i) after the Effective Date and on or before April 15, 2024, at least $25,000 in gross proceeds from the issuance of its common stock, warrants and/or pre-funded warrants, and/or in non-refundable cash consideration from partnering transactions entered into after the Effective Date (so long as such partnering transactions would not require the Company or any of its subsidiaries to make any cash investments in connection with the partnering transactions and no such cash investments are made) and (ii) after the Effective Date and on or before November 30, 2024, at least $50,000 (for the avoidance of doubt, inclusive of amounts previously counted toward the preceding clause (i)) in gross proceeds from the issuance of its common stock, warrants and/or pre-funded warrants, and/or in cash and/or non-cash consideration (measured at fair market value, as determined by the Administrative Agent (as defined in the Credit Agreement) in its sole discretion ) from partnering transactions entered into after the Effective Date. Failure to perform this covenant would constitute (A) a default under the Credit Agreement and (B) an event of default under the Credit Agreement, subject to a cure period, solely in the case of clause (i) of the preceding sentence, until May 15, 2024. For the avoidance of doubt, failure to perform clause (ii) of the preceding sentence would constitute an immediate event of default under the Credit Agreement without any cure or grace period.

In addition, the Fourth Amendment provides that if the Company has not, after the Effective Date and on or before September 30, 2024, received at least $40,000 in gross proceeds from the issuance of its common stock, warrants and/or pre-funded warrants, and/or cash and/or non-cash consideration (measured at fair market value, as determined by the Administrative Agent in its sole discretion) from partnering transactions entered into after the Effective Date, the “Minimum Liquidity Amount” (as defined in the Credit Agreement) that the Company is required to maintain at all times will increase to $25,000 from $15,000, unless and until we have received, after the Effective Date and on or before November 30, 2024, at least $50,000 in gross proceeds from the issuance of the Company’s common stock, warrants and/or pre-funded warrants, and/or in cash and/or non-cash consideration (measured at fair market value, as determined by the Administrative Agent in its sole discretion) from partnering transactions entered into after the Effective Date.

In connection with the Fourth Amendment, on the Effective Date, the Company granted new warrants to the Lenders to purchase up to 100 shares of its common stock (the “2024 Warrant Shares”) at an exercise price of $3.0723 per share (the “2024 Warrants”), which represents a 10% premium over the arithmetic average of the volume-weighted average price of the Company’s common stock on the Nasdaq Capital Market during the 30 trading days preceding the Effective Date. The 2024 Warrants will expire on April 19, 2029 and may be net exercised at the holder’s election. On the Effective Date, the Company amended and restated its Amended and Restated Registration Rights Agreement (the “Second Amended and Restated Registration Rights Agreement”) with the Lenders, originally dated April 19, 2022. Pursuant to the Second Amended and Restated Registration Rights Agreement, the Company agreed to register the 2024 Warrant Shares for resale.

As discussed in Note 11, Common Stock Financings Activities, the Company has previously entered into an Open Market Sale Agreement (the “Sale Agreement”) with Jefferies LLC (“Jefferies”), as amended, pursuant to which the Company could offer and sell shares of its common stock, having an aggregate offering price of up to $150,000, from time to time, through an “at the market offering” program under which Jefferies will act as sale agent. From January 1, 2024 through March 19, 2024, the Company sold 647 shares under the Sale Agreement for gross proceeds of $1,743 and received proceeds of $1,691, net of issuance costs of $52.