Form 10-Q
period 2024-03-31
BioXcel Therapeutics, Inc.
filed 2024-05-09
CIK 1720893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding at May 7, 2024 was 37,530,821.

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

INDUSTRY AND OTHER DATA

Unless otherwise indicated, information contained in this Quarterly Report concerning our industry and the markets in which we operate, including our general expectations, market position and market opportunity, is based on our management’s estimates and research, as well as industry and general publications and research, surveys and studies conducted by third parties. While we believe the information from these third-party publications, research, surveys and studies included in this Quarterly Report is reliable, we do not guarantee the accuracy or completeness of such information, and we have not independently verified this information. Management’s estimates are derived from publicly available information, their knowledge of our industry and their assumptions based on such information and knowledge, which we believe to be reasonable. This data involves a number of assumptions and limitations which are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in this Quarterly Report under “Forward-Looking Statements” and Part II, Item 1A “Risk Factors.” These and other factors could cause our future performance and market expectations to differ materially from our assumptions and estimates.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIOXCEL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share amounts)

	March 31,
	2024	December 31,
	(unaudited)	2023
ASSETS
Current assets
Cash and cash equivalents	$74,141	$65,221
Accounts receivable, net	378	71
Inventory	2,439	1,991
Prepaid expenses	2,103	2,782
Other current assets	1,856	2,078
Total current assets	$80,917	$72,143
Property and equipment, net	706	784
Operating lease right-of-use assets	613	688
Other assets	87	87
Total assets	$82,323	$73,702

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
Accounts payable	$17,220	$13,654
Accrued expenses	13,675	12,424
Due to related parties	116	107
Accrued interest	117	736
Other current liabilities	353	346
Total current liabilities	$31,481	$27,267
Long-term portion of operating lease liabilities	350	440
Derivative liabilities	21,222	1,905
Long-term debt	101,633	100,598
Total liabilities	$154,686	$130,210

Commitments and contingencies (Note 16)
Stockholders' (deficit) equity
Preferred stock, $0.001 par value, 10,000 shares authorized; no shares issued and outstanding as of March 31, 2024 and December 31, 2023	$—	$—
Common stock, $0.001 par value, 100,000 shares authorized as of March 31, 2024 and December 31, 2023; 33,632 and 29,930 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	34	30
Additional paid-in-capital	544,992	534,060
Accumulated deficit	(617,389)	(590,598)
Total stockholders' (deficit) equity	$(72,363)	$(56,508)
Total liabilities and stockholders' (deficit) equity	$82,323	$73,702

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOXCEL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2024	2023

Revenues
Product revenue, net	$582	$206

Operating expenses
Cost of goods sold	$80	$9
Research and development	11,401	27,800
Selling, general and administrative	13,264	23,595
Total operating expenses	$24,745	$51,404
Loss from operations	$(24,163)	$(51,198)
Other expense (income)
Interest expense	3,607	3,367
Interest income	(947)	(2,015)
Other (income) expense, net	(32)	246
Net loss	$(26,791)	$(52,796)
Basic and diluted net loss per share attributable to common stockholders	$(0.87)	$(1.84)
Weighted average shares outstanding - basic and diluted	30,868	28,616

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOXCEL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(amounts in thousands)

(unaudited)

			Additional
	Common stock		paid-in-	Accumulated
	Shares	Amount	capital	deficit	Total
Balance as of December 31, 2022	28,147	$28	$488,292	$(411,545)	$76,775
Issuance of common shares, net of offering costs	756	1	23,917	—	23,918
Stock-based compensation	—	—	4,877	—	4,877
Exercise of stock options	173	—	258	—	258
Vesting of restricted stock units, net of employee tax obligations	24	—	(27)	—	(27)
Net loss	—	—	—	(52,796)	(52,796)
Balance as of March 31, 2023	29,100	$29	$517,317	$(464,341)	$53,005

			Additional
	Common stock		paid-in-	Accumulated
	Shares	Amount	capital	deficit	Total
Balance as of December 31, 2023	29,930	$30	$534,060	$(590,598)	$(56,508)
Issuance of common shares, net of offering costs	3,702	4	3,705	—	3,709
Stock-based compensation	—	—	3,433	—	3,433
Issuance of stock purchase warrants	—	—	224	—	224
Issuance of pre-funded stock purchase warrants	—	—	3,570	—	3,570
Net loss	—	—	—	(26,791)	(26,791)
Balance as of March 31, 2024	33,632	$34	$544,992	$(617,389)	$(72,363)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOXCEL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three months ended March 31,
	2024	2023
OPERATING CASH FLOW ACTIVITIES:
Net loss	$(26,791)	$(52,796)
Reconciliation of net loss to net cash used in operating activities
Depreciation	78	80
Accretion of debt discount and amortization of financing costs	43	333
Change in fair value of derivative liabilities	(30)	231
Stock-based compensation expense	3,433	4,877
Payable-in-kind interest on Credit Agreement	1,216	398
Operating lease right-of-use assets	75	70
Changes in operating assets and liabilities
Accounts receivable	(307)	(35)
Inventory	(448)	33
Prepaid expenses, other current assets and other assets	901	(2,006)
Accounts payable, accrued expenses, due to related parties, and other current liabilities	4,826	(4,654)
Accrued interest	(619)	1,193
Operating lease liabilities	(83)	(77)
Net cash used in operating activities	$(17,706)	$(52,353)

INVESTING CASH FLOW ACTIVITIES:
Net cash from investing activities	$—	$—

FINANCING CASH FLOW ACTIVITIES:
Proceeds from issuance of common stock and warrants	$26,743	$24,657
Offering costs for common stock and warrants issuance	(117)	(739)
Payment of employee tax obligations related to vesting restricted stock units	—	(27)
Exercise of stock options	—	258
Net cash provided by financing activities	$26,626	$24,149

Net increase (decrease) in cash and cash equivalents	$8,920	$(28,204)
Cash and cash equivalents, beginning of the period	65,221	193,725
Cash and cash equivalents, end of the period	$74,141	$165,521

Supplemental cash flow information:
Deferred initial public offering costs in accrued expenses	$—	$596
Issuance of stock purchase warrants	$224	$—

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

Note 2. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements do not include all the information and notes required by Generally Accepted Accounting Principles (“GAAP”) in the U.S. The accompanying year-end balance sheet was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2024, the results of its operations for the three months ended March 31, 2024 and 2023 and its cash flows for the three months ended March 31, 2024 and 2023. The results for the three months ended March 31, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods or any future year or period. The accompanying unaudited interim condensed consolidated financial statements of the Company should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission on March 22, 2024.

The accompanying condensed consolidated financial statements include the accounts for the Company and all entities where BTI has a controlling financial interest after elimination of all intercompany accounts and transactions and have been prepared in conformity with U.S. GAAP.

As of March 31, 2024, the Company had cash and cash equivalents of $74,141 and an accumulated deficit of $617,389. BTI has incurred substantial net losses and negative cash flows from operating activities in nearly every fiscal period since inception and expects this trend to continue for the foreseeable future. The Company recognized net losses of $26,791 and $52,796 for the three months ended March 31, 2024 and 2023, respectively, and had net cash used in operating activities of $17,706 and $52,353 for the three months ended March 31, 2024 and 2023, respectively.

Under ASC Topic 205-40, Presentation of Financial Statements - Going Concern, management is required at each reporting period to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.

The Company’s history of significant losses, its negative cash flows from operations, potential near-term, increased covenant-driven payments under its Credit Agreement (as defined in Note 9, Debt and Credit Facilities), its limited liquidity resources currently on hand, and its dependence on its ability to obtain additional financing to fund its operations after the current resources are exhausted, about which there can be no certainty, have resulted in management’s assessment that there is substantial doubt about the Company’s ability to continue as a going concern for a period of at least 12 months from the issuance date of the financial statements included in this Quarterly Report on Form 10-Q.

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

Successful completion of the Company’s development programs and, ultimately, the attainment of profitable operations are dependent upon future events, including obtaining adequate financing to support the Company’s cost structure and operating plan. Management’s plans to improve the Company’s liquidity and reduce its operating expenses and capital requirements include, among other things, pursuing one or more of the following steps to raise additional capital, none of which can be guaranteed or are entirely within the Company’s control:

●	raise funding through the sale of the Company’s equity securities;
●	raise funding through third-party investments in or other strategic options for OnkosXcel;
●	raise funding through debt financing and/or restructuring of its existing Credit Agreement;
●	establish collaborations with potential partners to advance the Company’s product pipeline;

●	establish collaborations with potential marketing partners;
●	reduce overhead and headcount to focus on core priorities; and/or
●	any combination of the foregoing.

If the Company is unable to raise capital when needed or on acceptable terms, refinance or restructure its existing Credit Agreement or if it is unable to procure collaboration arrangements to advance its programs, the Company would be forced to discontinue some of its operations or develop and implement a plan, beyond its Reprioritization initiatives, to further extend payables, reduce overhead, scale back or cease some or all of its revised operating plan until sufficient additional capital is raised to support further operations.

Note 3. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the condensed consolidated financial statements and notes thereto. Estimates are used in the following areas, among others: revenue recognition, derivative liabilities, stock-based compensation expense, accrued expenses and income taxes. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. As of March 31, 2024 and December 31, 2023, cash equivalents were comprised primarily of money market funds. Cash and cash equivalents held at financial institutions may at times exceed federally insured amounts. BTI management believes it mitigates such risk by investing in or through major financial institutions.

Accounts Receivable, Net

Accounts receivable arise from sales of IGALMITM and represent amounts due from distributors. Payment terms generally range from 30 to 75 days from the date of the sale transaction, and accordingly, do not involve a significant financing component. Receivables from product sales are recorded net of allowances which generally include distribution fees, prompt payment discounts, chargebacks, and credit losses. Allowances for distribution fees, prompt payment discounts and chargebacks are based on contractual terms. The Company estimated the current expected credit losses of its accounts receivable by assessing the risk of loss and available relevant information about collectability, existing contractual payment terms, actual payment patterns of its customers, individual customer circumstances, and reasonable and supportable forecast of economic conditions expected to exist throughout the contractual life of the receivable. Based on its assessment, as of March 31, 2024, the Company determined that an allowance for credit losses was not required.

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

Deferred Initial Public Offering Costs

Deferred initial public offering costs of $2,570 consisted of legal, accounting, and other costs that were directly related to the Company’s proposed initial public offering of OnkosXcel. These costs were charged to the Condensed Consolidated Statements of Operations during the year ended December 31, 2023 as the initial public offering was delayed for an extended period of time. The costs were recorded as Selling, general and administrative expenses.

Property and Equipment

Property and equipment are recorded at cost and depreciated over the shorter of their remaining lease term or their estimated useful life on a straight-line basis as follows:

Equipment	3-5 years
Furniture	7 years
Leasehold improvements	Lesser of life of improvement or lease term

Expenditures for maintenance and repairs which do not improve or extend the useful lives of the respective assets are expensed as incurred. When assets are sold or retired, the related cost and accumulated depreciation are removed from their respective accounts and any resulting gain or loss is included within Other (income) expense, net in the Condensed Consolidated Statements of Operations.

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

Derivative Assets and Liabilities

Derivative assets and liabilities are recorded on the Company`s Condensed Consolidated Balance Sheets at their fair value on the date of issuance and are revalued on each balance sheet date until such instruments are settled or expire, with changes in the fair value between reporting periods recorded as other income or expense within Other (income) expense, net in the Condensed Consolidated Statements of Operations.

The Company does not use derivative instruments for speculative purposes or to hedge exposures to cash flow or market risks. Certain financing facilities entered into by the Company include freestanding financial instruments and/or embedded features that require separate accounting as derivative assets and/or liabilities.

In connection with a registered direct offering completed in March 2024, the Company issued accompanying warrants to purchase 8,620 shares of its common stock that are classified as derivative liabilities, and were measured at fair value upon issuance, with subsequent changes in fair value reported in the Condensed Consolidated Statement of Operations each reporting period.

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

BTI sells IGALMITM at wholesale acquisition cost less any agreed upon discounts, and calculates product revenue net of variable consideration and consideration payable to third parties associated with distribution of product. The Company records reserves, based on contractual terms, for the following components of consideration related to product sold during the reporting period. Calculating these amounts involves estimates and judgments, and the Company reviews these estimates quarterly and records any material adjustments in the period they are identified, which affects net product revenue and earnings in the period such variances occur.

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

The Company’s stock-based awards are valued at fair value on the date of grant and that fair value is recognized as an expense in the Condensed Consolidated Statements of Operations over the requisite service period using the accelerated attribution method. The estimated value of the BTI RSUs and Performance Units is based on the Company’s closing stock price on the grant date. The estimated fair value of stock options, OnkosXcel RSUs and PSUs was determined using the Black-Scholes pricing model on the date of grant. For awards subject to performance-based vesting conditions, the Company recognizes stock-based compensation expense when the achievement of the performance condition becomes probable.

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

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent amendments to the initial guidance (collectively, “Topic 326”). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. Topic 326 was to be effective for reporting periods beginning after December 15, 2019, with early adoption permitted. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) - Effective Dates, which deferred the effective dates of Topic 326 for the Company, until fiscal year 2023. The Company adopted Topic 326 in 2023 and it did not have a material impact on its condensed consolidated financial statements.

Accounting Pronouncements effective in future periods

In November 2023, the FASB issued ASU 2023-07, Segment reporting, which requires disclosure of incremental segment information on an annual and interim basis. The standard is effective for years beginning after December 15, 2023, and interim periods beginning after December 15, 2024 and early adoption is permitted. The Company is currently evaluating the effect of adopting this guidance on its condensed consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Improvements to income tax disclosures, which requires disclosure of disaggregated income taxes paid by jurisdiction, enhances disclosures in the effective tax rate reconciliation and modifies other income tax-related disclosures. The amendments are effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the effect of adopting this guidance on its condensed consolidated financial statements.

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

As part of this strategy, the Company’s Board of Directors approved a reduction of approximately 60% of the Company’s workforce. The Company notified impacted employees on August 14, 2023 and recorded total restructuring costs of $4,163 for the year ended December 31, 2023. These costs consisted of severance and benefit costs of $4,063 and contract termination costs of $100. The Company paid $3,998 of severance and benefit costs and $100 of contract termination costs in the year ended December 31, 2023. The Reprioritization is substantially complete as of December 31, 2023, and the remaining costs were paid during the first quarter of 2024.

Note 5. Inventory

Inventory consists of the following:

	March 31,	December 31,
	2024	2023

Raw materials	$935	$935
Work-in-process	253	651
Finished goods	1,251	405
Total inventory	$2,439	$1,991

The Company recorded inventory write-downs of $45 for the three months ended March 31, 2024. No inventory write-downs were recorded for the three months ended March 31, 2023.

Note 6. Property and Equipment, Net

Property and equipment, net consists of the following:

	March 31,	December 31,
	2024	2023

Computers and equipment	$202	$202
Furniture	575	575
Leasehold improvements	1,200	1,200
Total property and equipment	$1,977	$1,977
Accumulated depreciation	(1,271)	(1,193)
Total property and equipment, net	$706	$784

Depreciation expense was $78 and $80 for the three months ended March 31, 2024 and 2023, respectively.

Note 7. Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2024	December 31, 2023

Accrued research and development expenses	$5,156	$6,406
Accrued compensation and benefits	1,260	163
Accrued professional fees	6,847	5,562
Accrued taxes	85	116
Other accrued expenses	327	177
Total accrued expenses	$13,675	$12,424

Note 8. Transactions with BioXcel LLC

The Company entered into a Separation and Shared Services Agreement with BioXcel LLC that took effect on June 30, 2017, as amended and restated thereafter (the “Services Agreement”), pursuant to which BioXcel LLC has agreed to provide the Company with certain intellectual property prosecution and management and research and development activities.

Under the Services Agreement, we have an option, exercisable until December 31, 2024, to enter into a separate collaborative services agreement with BioXcel LLC pursuant to which BioXcel LLC shall perform product identification and related services for us utilizing its EvolverAI. We agreed to pay BioXcel LLC $18 per month from March 13, 2023 to December 31, 2024 in exchange for this option. We agreed to negotiate any such collaborative services agreement in good faith and to incorporate reasonable market-based terms, including consideration for BioXcel LLC reflecting a low, single-digit royalty on net sales and reasonable development and commercialization milestone payments, provided that (i) development milestone payments shall not exceed $10,000 in the aggregate and not be payable prior to proof of concept in humans and (ii) commercialization milestone payments shall be based on reaching annual net sales levels, be limited to 3% of the applicable net sales level, and not exceed $30,000 in the aggregate.

Service charges recorded under the Services Agreement for the three months ended March 31, 2024 and 2023, respectively were as follows:

	Three months ended March 31,
	2024	2023

Research and development	$186	$215
Selling, general and administrative	48	26
Total	$234	$241

As of March 31, 2024, there were no outstanding service charges related to the Services Agreement included in Due to related parties in the Company’s Condensed Consolidated Balance Sheets.

Note 9. Debt and Credit Facilities

Debt, net of unamortized discounts and financing costs, consists of the following:

	March 31, 2024	December 31, 2023

Credit Agreement and Guaranty	102,319	102,319
Payable-in-kind ("PIK") interest	1,577	361
Total long-term debt liability	$103,896	$102,680
Unamortized debt premiums, discounts and issuance costs	(2,263)	(2,082)
Total long-term debt	$101,633	$100,598

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

Second Amendment to Credit Agreement and Guaranty and Termination of the RIFA

On December 5, 2023, (the “Second Amendment Effective Date”), the Company entered into the Second Amendment to Credit Agreement and Guaranty and Termination of Revenue Interest Financing Agreement (the “Second Amendment”), which further amended the Credit Agreement. On the Second Amendment Effective Date, the Credit Agreement was amended to provide up to $202,319 in senior secured term loans, including the initial Tranche A of $70,000, which was funded on April 28, 2022, and related capitalized interest on Tranche A through the Second Amendment Effective Date in the amount of $72,319. In addition, the $30,000 in financing previously provided to the Company under the RIFA on July 8, 2022 was converted to a term loan under the Credit Agreement (the “Tranche A-2 Term Loan”). The RIFA and all commitments for potential future funding thereunder were terminated. In addition, pursuant to the Second Amendment, the Lenders agreed to permit the Company to invest up to a maximum of $30,865 at any time outstanding in OnkosXcel, increased from $30,000. In connection with the Second Amendment, the Company agreed to pay to the Lenders an exit fee equal to 0.25% of the loans under the Credit Agreement repaid upon maturity or prepayment of the loans (which exit fee is in addition to, and not in lieu of, the exit fee provided for by the First Amendment). As of December 31, 2023, $100,000 in commitments under the Credit Agreement remains unfunded, and Oaktree has an Equity Investment Right (as defined below) to purchase up to $5,000 of Common Stock from the Company. The blended effective interest rate on the Tranches A-1 and A-2 as of March 31, 2024 was approximately 13.9%.

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

Notwithstanding the foregoing, the Credit Agreement permits OnkosXcel (together with OnkosXcel Employee Holdings, LLC (“Employee Holdings”), a subsidiary of BTI, and their respective subsidiaries, the “BXCL701 Subsidiaries”) to receive third-party investment or transfer all or substantially all of their assets to an unaffiliated third party, in each case subject to terms and conditions set forth in the Credit Agreement, including the escrow of certain proceeds received by BTI and its subsidiaries (other than the BXCL701 Subsidiaries) in respect of these disposition events and, under circumstances set forth in the Credit Agreement, the mandatory prepayment of such escrowed amounts. The Company’s equity interests in the BXCL701 Subsidiaries have been pledged in support of its obligations under the Credit Agreement, and the BXCL701 Subsidiaries have provided direct guarantees of BTI’s obligations under the Credit Agreement on an unsecured basis. However, the pledge, guarantee and other obligations of the BXCL701 Subsidiaries under the Credit Agreement will be released upon certain agreed upon events, including an initial public offering by the BXCL701 Subsidiaries or the ownership by unaffiliated third parties of at least 20% of the equity interests in the BXCL701 Subsidiaries.

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

Waiver and Third and Fourth Amendments to Credit Agreement and Guaranty

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

On March 20, 2024 (the “Effective Date”), the Company entered into the Fourth Amendment to the Credit Agreement and Guaranty (the “Fourth Amendment”), which amended the Credit Agreement. Pursuant to the Fourth Amendment, the Lenders agreed to waive the covenant that the Company shall not receive a report and opinion from the Company’s independent registered public accounting firm that contains a “going concern” or similar qualification with respect to the Company’s financial statements for the year ended December 31, 2023. Accordingly, while the Company’s independent registered public accounting firm’s report contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2023 contains a “going concern” explanatory paragraph, it does not constitute an event of default under the Credit Agreement.

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

In addition, the Fourth Amendment provides that if the Company has not, after the Effective Date and on or before September 30, 2024, received at least $40,000 in gross proceeds from the issuance of its common stock, warrants and/or pre-funded warrants, and/or cash and/or non-cash consideration (measured at fair market value, as determined by the Administrative Agent in its sole discretion) from partnering transactions entered into after the Effective Date, the “Minimum Liquidity Amount” (as defined in the Credit Agreement) that the Company is required to maintain at all times will increase to $25,000 from $15,000, unless and until we have received, after the Effective Date and on or before November 30, 2024, at least $50,000 in gross proceeds from the issuance of the Company’s common stock, warrants and/or pre-funded warrants, and/or in cash and/or non-cash consideration (measured at fair market value, as determined by the Administrative Agent in its sole discretion) from partnering transactions entered into after the Effective Date. On March 27, 2024, the Company received $25,000 in gross proceeds from the issuance of its common stock, warrants, and pre-funded warrants discussed in Note 11, Common Stock Financing Activities, satisfying the April 15, 2024 covenant requirement of the Fourth Amendment.

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

Warrants and Equity Investment Right

In connection with the closing of the Second Amendment, on the Second Amendment Effective Date, the Company amended and restated the warrants granted to the Lenders on April 19, 2022 to purchase up to 278 shares of the Company’s common stock at an exercise price of $20.04 per share (the “Original Warrants”). Pursuant to the amendment and restatement of the Original Warrants, dated December 5, 2023 (the “Amended and Restated Original Warrants”), the exercise price of the Original Warrants has been reduced to $3.6452 per share. In addition, the Company granted new warrants to the Lenders to purchase up to 70 shares of the Company’s common stock (the “2023 Warrant Shares”) at an exercise price of $3.6452 per share (the “2023 Warrants” and together with the Amended and Restated Original Warrants, the “Warrants”). The Amended and Restated Original Warrants and the 2023 Warrants will expire on April 19, 2029 and may be net exercised at the holder’s election. In addition, pursuant to the Credit Agreement, the Lenders have the right to purchase shares of the Company’s common stock after the Second Amendment Effective Date, so long as borrowings under the Credit Agreement are outstanding, for a purchase price of $5,000 at a price per share equal to a 10% premium to the volume-weighted average price of the common stock over the 30 trading days prior to the Lenders’ election to proceed with such equity investment (the “Equity Investment Right”). BTI entered into a registration rights agreement (the “Registration Rights Agreement”) with the Lenders and filed a registration statement on Form S-3 to register the shares issuable upon exercise of the Warrants and, if issued, the shares related to the Equity Investment Right, for resale. The maximum shares of BTI common stock issuable under the Warrants (including the Original Warrants and the 2023 Warrants) and Lenders’ Equity Investment Right was 5,852 as of March 31, 2024. On the Second Amendment Effective Date, Company amended and restated its Registration Rights Agreement (the “Amended and Restated Registration Rights Agreement”) with the Lenders, dated April 19, 2022, pursuant to which the Company agreed to register the 2023 Warrant Shares for resale.

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

In connection with the closing of the Fourth Amendment discussed below, the Company granted new warrants to the Lenders to purchase up to 100 shares of its common stock (the “2024 Warrant Shares”) at an exercise price of $3.0723 per share (the “2024 Warrants”), which represents a 10% premium over the arithmetic average of the volume-weighted average price of the Company’s common stock on the Nasdaq Capital Market during the 30 trading days preceding the Effective Date. The 2024 Warrants will expire on April 19, 2029 and may be net exercised at the holder’s election. On the Effective Date, the Company amended and restated its Amended and Restated Registration Rights Agreement (the “Second Amended and Restated Registration Rights Agreement”) with the Lenders, originally dated April 19, 2022. Pursuant to the Second Amended and Restated Registration Rights Agreement, the Company agreed to register the 2024 Warrant Shares for resale.

Maturities of debt, excluding the impacts of any mandatory payments pursuant to the Revenue Covenant or to meet minimum royalty levels, are expected to be as follows:

March 31, 2024

2024	$—
2025	$—
2026	$—
2027	$103,896
2028	$—
Thereafter	$—

Interest expense was as follows:

	Three months ended
	March 31,
	2024	2023

Interest expense	$3,564	$3,034
Accretion of debt discount and amortization of financing costs	43	333
Total interest expense	$3,607	$3,367

Note 10. Derivative Financial Instruments

BTI identified certain freestanding financial instruments and/or embedded features that require separate accounting from the borrowings under the OFA Facilities. This includes the OnkosXcel Warrants and Equity Investment Right held by the Lenders, along with certain put/call options. The OnkosXcel Warrants and Equity Investment Right do not meet certain scope exceptions under U.S. GAAP, primarily because the exercise prices and number of shares of the Company’s common stock issuable under the instruments are variable, and the instruments meet the definition of a derivative instrument. Therefore, these instruments are recorded as Derivative liabilities in the Condensed Consolidated Balance Sheets. The respective derivative liabilities were recorded at fair value on the date of issuance and are revalued on each balance sheet date until such instruments are settled or expire, with changes in the fair value between reporting periods recorded within Other (income) expense, net in the Company’s Condensed Consolidated Statements of Operations.

With respect to the Securities Purchase Agreement discussed in Note 11, Common Stock Financing Activities, BTI determined that the Accompanying Warrants fail the equity classification criteria and are therefore classified as liabilities in accordance with ASC 480, Distinguishing Liabilities from Equity ("ASC 480") and ASC 815, Derivatives and Hedging (“ASC 815”). The Accompanying Warrants failed to meet the requirements to be indexed to equity and equity classified, and meet the definition of a derivative instrument. Therefore, these instruments are recorded as Derivative liabilities in the Condensed Consolidated Balance Sheet as of March 31, 2024. The respective derivative liabilities were recorded at fair value on the date of issuance in the amount of $19,347 and are revalued on each balance sheet date until such instruments are settled or expire, with changes in the fair value between reporting periods recorded within Other (income) expense, net in the Company’s Condensed Consolidated Statements of Operations. We value the Accompanying Warrants using the Black-Scholes option pricing model as discussed in Note 14, Fair value measurements. As of March 31, 2024, the fair value of the Accompanying Warrants was $19,405. The Company recorded a fair value adjustment resulting in an unrealized loss of $58 for the period ended March 31, 2024.

Note 11. Common Stock Financing Activities

In May 2021, the Company entered into an Open Market Sale Agreement (as amended, supplemented and/or restated from time to time, the “Sale Agreement”) with Jefferies LLC (“Jefferies”) pursuant to which the Company could offer and sell shares of its common stock, having an aggregate offering price of up to $100,000, from time to time, through an “at the market offering” program under which Jefferies will act as sale agent. In November 2023, the Company amended the Sale Agreement to increase the size of the “at the market offering" program to $150,000. For the year ended December 31, 2023, the Company sold 1,408 shares of its common stock for a gross amount of $27,032, incurred issuance costs of $811, and received net proceeds of $26,221. For the three months ended March 31, 2024, the Company sold shares of its common stock for a gross amount of $1,743, incurred issuance costs of $52, and received net proceeds of $1,691.

On March 25, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the purchasers named therein (collectively, the “Purchasers”). Pursuant to the Purchase Agreement, the Company agreed to issue and sell to the Purchasers in a registered direct offering (the “Offering”) under an effective shelf registration statement on Form S-3 (File No. 333-275261) and a related prospectus supplement filed with the Securities and Exchange Commission on March 25, 2024 (the “Prospectus Supplement”) an aggregate of 3,055 shares (the “Shares”) of common stock, par value $0.001 per share, and accompanying warrants (the “Accompanying Warrants”) to purchase up to 3,055 shares of common stock at a combined offering price of $2.901 per Share and Accompanying Warrant and pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 5,565 shares of common stock and Accompanying Warrants to purchase up to 5,565 shares of common stock, at a combined offering price of $2.900 per share underlying each Pre-Funded Warrant and Accompanying Warrant, which equals the offering price per Share and Accompanying Warrant less the $0.001 exercise price per share of the Pre-Funded Warrants. The Pre-Funded Warrants and Accompanying Warrants are not listed on the Nasdaq Capital Market or any other securities exchange or trading system and the Company does not intend to list them. On March 27, 2024, The Company received $25,000 of gross proceeds from the Offering. The Company intends to use the proceeds from the Offering, together with its existing cash and cash equivalents, to fund planned clinical trials of BXCL501, commercialization activities for IGALMI™ and for working capital and other general corporate purposes.

The Pre-Funded Warrants have an exercise price per share of common stock equal to $0.001 per share. The exercise price and the number of shares of common stock issuable upon exercise of the Pre-Funded Warrants are subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. The Pre-Funded Warrants are exercisable at any time after the date of issuance. The Pre-Funded Warrants meet the equity classification criteria and are therefore classified as equity in accordance with ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging.

The Accompanying Warrants have an exercise price per share of common stock equal to $3.20 per share. The exercise price and the number of shares of common stock issuable upon exercise of the Accompanying Warrants are subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. The Accompanying Warrants will be exercisable at any time after the date of issuance and will expire on the fifth anniversary of the date of issuance. The Accompanying Warrants do not meet certain scope exceptions under U.S. GAAP, primarily because they did not meet the requirements to be indexed to equity and equity classified, and the instruments meet the definition of a derivative instrument. Therefore, these instruments are recorded as Derivative liabilities in the Condensed Consolidated Balance Sheet as of March 31, 2024.

Note 12. Stock-Based Compensation

2017 Equity Incentive Plan

The Company’s 2017 Plan became effective in August 2017. Following the effective date of the Company's 2020 Plan, the Company ceased granting awards under the 2017 Plan, however, the terms and conditions of the 2017 Plan continue to govern any outstanding awards granted thereunder.

2020 Incentive Award Plan

The Company’s 2020 Plan was approved and became effective at the Company’s 2020 annual meeting of stockholders on May 20, 2020, and unless earlier terminated by the Board of Directors, will remain in effect until March 26, 2030. The 2020 Plan originally authorized for issuance the sum of (i) 911 shares of the Company’s common stock and (ii) 233 shares of the Company’s common stock, which represents the number of shares that remained available for issuance under the 2017 Plan immediately prior to the approval of the 2020 Plan by the Company’s stockholders. Any shares of common stock which, immediately prior to the approval of the 2020 Plan by the Company’s stockholders, were subject to awards granted under the 2017 Plan that are forfeited or lapse unexercised and are not issued under the 2017 Plan will increase the number of shares of common stock available for grant under the 2020 Plan. In addition, the number of shares available for issuance under the 2020 Plan will increase on the first day of each calendar year, beginning January 1, 2021 and ending on and including January 1, 2030, by a number of shares equal to the lesser of (A) 4% of the aggregate number of shares of the Company’s common stock outstanding on the final day of the immediately preceding calendar year and (B) such smaller number of shares of common stock as determined by the Board of Directors. The shares available for issuance under the 2020 Plan increased by 1,197 shares and 1,126 shares on January 1, 2024 and 2023, respectively.

Stock options granted under the 2020 Plan have a term of ten years. The vesting schedule of all awards granted under the 2020 Plan is determined by the Board of Directors, which is generally four years.

As of March 31, 2024, there were 2,001 shares available to be granted under the 2020 Plan.

BTI Restricted stock units

The table below summarizes activity relating to BTI RSUs.

Number of
shares

Outstanding as of January 1, 2024	185
Granted	5
Vested	—
Outstanding as of March 31, 2024	190

During the three months ended March 31, 2024, the Company granted 5 time-based RSUs which fully vest on the one-year anniversary of the grant date. The average grant date fair value per share for the RSUs was $2.52. The outstanding RSUs vest as follows; 5 RSUs vest 100% at the one-year anniversary of the grant date; 4 RSUs granted to a third-party consultant vest 50% on each of the first and second anniversaries of the grant date; the remaining 181 RSUs vest over four years, with 25% vesting at the one-year anniversary of the grant date and the balance vesting ratably over the remaining 12 quarters of the vesting period. The weighted average grant date fair value per share for the BTI RSUs granted in 2023 was $19.62. Unrecognized stock-based compensation expense related to these awards was approximately $1,308 and $3,606 as of March 31, 2024 and 2023, respectively.

BTI Performance stock units

The table below summarizes activity relating to Performance Units related to BTI common stock.

Number of
shares

Outstanding as of January 1, 2024	527
Granted	—
Cancelled	(18)
Outstanding as of March 31, 2024	509

In October 2023, the Company granted 543 Performance Units to employees. 209 Performance Units vest on the one-year anniversary of the grant date, and the remaining 334 Performance Units are performance based and vest on the one-year anniversary of the grant date, provided certain performance criteria are met. The weighted average value per share of Performance Units granted and cancelled during 2023 was $2.43. None of the Performance Units had vested as of March 31, 2024. Unrecognized stock-based compensation expense related to the awards expected to vest was $329 as of March 31, 2024.

OnkosXcel profit sharing units

The table below summarizes activity relating to the PSUs associated with OnkosXcel as described below.

		Weighted average
	Number of	price per unit
	units	(in whole dollars)

Outstanding as of January 1, 2024	1,240	$5,619
Granted	—	$—
Cancelled	—	$—
Forfeited	—	$—
Outstanding as of March 31, 2024	1,240

Vested units as of March 31, 2024	784	$5,542

During 2023, OnkosXcel Employee Holdings, LLC, a management holding company used to facilitate the grant of equity interests to service providers of OnkosXcel granted 30 individual (not in thousands) time-based PSUs related to OnkosXcel to certain employees of the Company in consideration for services provided to OnkosXcel. In 2022, OnkosXcel Employee Holdings, LLC granted 1,310 (not in thousands) PSUs to employees and a consultant of the Company for services provided to OnkosXcel. The PSUs represent indirect equity interests in OnkosXcel. All PSUs, other than those granted to certain executive employees of the Company, vest ratably over 48 months. PSUs granted to certain executive employees of the Company, vested ratably over 24 months.

The fair values of PSUs granted during 2023 were estimated at the date of grant using a Black-Scholes option pricing model and assumptions below.

	2023 grant profit share unit valuation inputs

Expected volatility	97.4%
Risk-free rate of interest	3.6%
Expected dividend yield	—%
Expected term	5.8	years

Unrecognized stock-based compensation expense related to these awards was $782 and $4,219 at March 31, 2024 and 2023, respectively.

OnkosXcel restricted stock units

The table below summarizes activity relating to the OnkosXcel RSUs.

Number of
units

Outstanding as of January 1, 2024	225
Granted	—
Outstanding as of March 31, 2024	225

During the year ended December 31, 2023, the Company granted 225 individual (not in thousands) OnkosXcel RSUs to certain employees. 125 of the OnkosXcel RSUs vest upon the earlier to occur of (a) 180 days after an initial public offering of OnkosXcel, or (b) a change in control of OnkosXcel. The remaining OnkosXcel RSUs vest over four years, with 25% vesting at the one-year anniversary of the grant date and the balance vesting ratably over the remaining 12 quarters of the vesting period. The weighted average grant date fair value per unit for the OnkosXcel RSUs was approximately $10. Unrecognized stock-based compensation expense related to the awards expected to vest was approximately $420 and $2,194 as of March 31, 2024 and 2023, respectively.

BTI Stock options

A summary of the Company’s stock option activity for the three months ended March 31, 2024 is presented below.

	Number of	Weighted average
	shares	price per share

Outstanding as of January 1, 2024	4,976	$18.52
Granted	5	$2.52
Forfeited	(21)	$17.14
Cancelled	(112)	$21.75
Exercised	—	$—
Outstanding as of March 31, 2024	4,848	$18.44

Options vested and exercisable as of March 31, 2024	3,662	$17.71

As of March 31, 2024, the intrinsic value of options outstanding was $2,989. The intrinsic value for stock options is calculated based on the difference between the exercise prices of the underlying awards and the quoted stock price of the Company’s common stock as of the reporting date.

No stock options were exercised for the three months ended March 31, 2024. The total intrinsic value of stock options exercised for the three months ended March 31, 2023 was $3,576. As of March 31, 2024 and 2023, the total intrinsic value of stock options exercisable was $2,987 and $31,617, respectively.

The weighted average grant date fair value per share of options vested as of March 31, 2024 was $13.19.

The weighted average remaining contractual life is 5.4 years for options exercisable as of March 31, 2024. The weighted average remaining contractual life was 6.1 years for options outstanding as of March 31, 2024.

Unrecognized compensation expense related to unvested BTI stock option awards as of March 31, 2024 was $6,671 and will be recognized over the remaining vesting periods of the underlying awards. The weighted-average period over which such compensation is expected to be recognized is 1.5 years.

Stock-Based Compensation

The fair value of BTI stock options granted during the three months ended March 31, 2024 and 2023 was estimated using the Black-Scholes pricing model with the following assumptions:

	Three months ended		Three months ended
	March 31, 2024		March 31, 2023

Expected term	6.1	years	5.5	years	-	6.1	years
Expected stock price volatility	108.4%		97.0%		-	97.9%
Risk-free rate of interest	4.0%		3.6%		-	4.2%
Expected dividend yield	0.0%		0.0%		-	0.0%

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

The Company recognized stock-based compensation expense related to awards issued under the 2017 Plan and the 2020 Plan, as well as the OnkosXcel RSUs and PSUs, of $3,433 and $4,877 for the three months ended March 31, 2024 and 2023, respectively, which were comprised as follows:

	Three months ended March 31,
	2024	2023

Research and development	$1,281	$1,297
Selling, general and administrative	2,152	3,580
Total	$3,433	$4,877

2020 Employee Stock Purchase Plan

The Company’s 2020 Employee Stock Purchase Plan (the “ESPP”) was also approved and became effective at the Company’s 2020 annual meeting of stockholders on May 20, 2020. The ESPP is designed to assist eligible employees of the Company with the opportunity to purchase the Company’s common stock at a discount through accumulated payroll deductions during successive offering periods. The aggregate number of shares that may be issued pursuant to rights granted under the ESPP is 100 shares of common stock. In addition, the number of shares available for issuance under the ESPP will increase on the first day of each calendar year, beginning on January 1, 2021 and ending on and including January 1, 2030, by a number of shares of common stock equal to the lesser of (a) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as determined by the Board of Directors. The number of shares that may be issued or transferred pursuant to rights granted under the component of the ESPP that is intended to qualify for favorable U.S. federal tax treatment under Section 423 of the Internal Revenue Code (the “Section 423 Component”) shall not exceed 500 shares. The purchase price will be determined by the administrator of the ESPP and, for purposes of the Section 423 Component, shall not be less than 85% of the fair value of a share on the first trading day or on the last trading day of the applicable offering period, whichever is lower. The shares available for issuance under the ESPP increased by 299 shares and 281 shares on

January 1, 2024 and 2023, respectively. To date, no shares have been sold under the ESPP. There were 1,204 shares available for issuance as of March 31, 2024.

Note 13. Leases

BTI leases office space for its corporate headquarters at 555 Long Wharf Drive, New Haven, Connecticut (the “HQ Lease”) under an operating lease that expires in February 2026. The Company has an option to renew the HQ Lease for one additional five-year term. Payments under the HQ Lease are fixed.

The Company also leases equipment such as copiers and information technology equipment.

The future minimum annual lease payments under operating leases, as of March 31, 2024, are as follows:

Year ending December 31,	Amount

Remainder of 2024	$287
2025	391
2026	65
2027	—
2028	—
Thereafter	—
Total lease payments	$743
Imputed interest	(40)
Total lease liability	$703
Less current portion of lease liability	(353)
Long-term portion of operating lease liability	$350

The current portion of the Company’s operating lease liability of $353 as of March 31, 2024, is included in Other current liabilities on the Condensed Consolidated Balance Sheets.

Lease expense was $99 and $99 for the three months ended March 31, 2024 and 2023, respectively.

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

The carrying amounts of cash and cash equivalents, accounts receivable, net, and accounts payable approximate fair value due to the short-term nature of these instruments. As of March 31, 2024 and December 31, 2023, the Company had $51,395 and $64,860, respectively, primarily in money market funds that hold U.S. government cash equivalent instruments (included in cash and cash equivalents) which were valued based on Level 1 inputs. There were no transfers between levels within the hierarchy during the three months ended March 31, 2024 and the year ended December 31, 2023.

Derivative liabilities measured at fair value on a recurring basis are summarized below.

	Three months ended
	March 31, 2024
	Fair Value	Level 1	Level 2	Level 3	Total

Derivative liability - Equity Investment Right	$1,311	$—	$—	$1,311	$1,311
Derivative liability - OnkosXcel Warrants	506	—	—	506	506
Derivative liability - BTI Warrants	19,405		19,405	—	19,405
Total derivative liabilities	$21,222	$—	$19,405	$1,817	$21,222

Derivative liabilities are comprised of the OnkosXcel Warrants, Equity Investment Right held by the Lenders, and BTI Warrants. The fair value of the derivative liabilities was determined using Monte Carlo simulation models for the Equity Investment Right, Binomial Option Pricing and Distribution models for the OnkosXcel Warrants, and using a Black Scholes model for the BTI Warrants.

The following table presents changes in Level 3 liabilities measured at fair value for the three months ended March 31, 2024. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category.

	Three months ended
	March 31,
	2024	2023

Derivative liabilities, Balance - January 1	$1,905	$2,343
Change in fair value	(88)	231
Derivative liabilities, Balance - March 31	$1,817	$2,574

The change in fair value of the derivative liabilities was reported in the Condensed Consolidated Statements of Operations as Other (income) expense, net, for the three months ended March 31, 2024.

Inputs used to calculate the estimated fair value of the Equity Investment Right at March 31, 2024 were as follows:

	Equity Investment Right

Strike price relative to volume weighted 30-day average	110.0%
Volatility (annual)	109.0%
Probability of exercise	90.6%
Time period	3.0	years
Estimated premium to 30-day average	26.0%
Discount rate	4.8%

In estimating the fair value of the derivative liability related to the OnkosXcel Warrants, inputs included third-party fair value estimates of OnkosXcel limited liability company units along with the volatility of those units (which was set at 110% based on the historical volatility of the Company’s stock), and the timing and probability of the relevant capital transactions occurring.

The estimated fair value of the Credit Agreement as of March 31, 2024 and December 31, 2023 was $89,091 and $88,210, respectively. Both observable and unobservable inputs were used to determine the fair value of long-term debt, which was classified within the Level 3 category.

The fair value of the 2024 Warrants, which is a non-recurring fair value, was determined as of the date of issuance using a Black-Scholes pricing model and the fair value of $224 was recorded as a component of stockholders’ equity in Additional-paid-in-capital in the Condensed Consolidated Balance Sheets, with the offset recorded as a discount on the amounts funded under the Credit Agreement. This non-recurring measurement is classified as Level 2. The inputs used were a strike price of $3.0723, the Company’s stock price of $2.78, volatility of 112.2%, term of 5.1 years and risk-free rate of 4.25%.

The fair value of the 2023 Warrants, which is a non-recurring fair value, was determined as of the date of issuance using a Black-Scholes pricing model and the fair value of $200 was recorded as a component of stockholders’ equity in Additional-paid-in-capital in the Condensed Consolidated Balance Sheets, with the offset recorded as a discount on the amounts funded under the Credit Agreement. This non-recurring measurement is classified as Level 2. The inputs used were a strike price of $3.6452, the Company’s stock price of $3.71, volatility of 99%, term of 5.4 years and risk-free rate of 4.14%.

The fair value of the Original Warrants, which was a non-recurring fair value, was determined as of the date of issuance using a Black-Scholes pricing model and the fair value of $3,245 was recorded as a component of stockholders’ equity in Additional-paid-in-capital in the Condensed Consolidated Balance Sheets, with the offset recorded as a discount on the amounts funded under the OFA Facilities. This non-recurring measurement is classified as Level 2. The inputs used were a strike price of $20.04, the Company’s stock price of $14.93, volatility of 95%, term of 7 years and risk-free rate of 2.95%. As discussed in Note 9, Debt and Credit Facilities, in connection with the closing of the Second Amendment of the Credit Agreement, on the Second Amendment Effective Date, the Company amended and restated the Original Warrants granted to the Lenders to have an exercise price of $3.6452 per share.

The fair value of the Accompanying Warrants at issuance on March 25, 2024 was determined using a Black-Scholes pricing model and the fair value of $19,347 was recorded as a derivative liability with the offset recorded as a component of stockholders’ equity in Additional-paid-in-capital in the Condensed Consolidated Balance Sheets. This fair value measurement is classified as Level 2. The valuation inputs used were a strike price of $3.20, the Company’s stock price of $2.81, volatility of 112.2%, a term of 5 years and a risk-free rate of 4.20%. We remeasured the fair value at March 31, 2024 of $19,405 and recorded an unrealized loss of $58 within Other (income) expense, net in the Company’s Condensed Consolidated Statements of Operations. The valuation inputs used as of March 31, 2024 were a strike price of $3.20, the Company’s stock price of $2.82, volatility of 112.19%, term of 5 years and risk-free rate of 4.21%.

Note 15. Net Loss Per Share

Basic and diluted net loss per share are as follows:

	Three months ended
	March 31,
	2024	2023

Net loss (numerator)	$(26,791)	$(52,796)
Weighted average shares (denominator)	30,868	28,616
Basic and diluted net loss per share	$(0.87)	$(1.84)

The 5,565 Pre-Funded warrants to purchase common shares issued in connection with the registered direct offering completed in March 2024 are included in the calculation of basic and diluted net loss per share as the exercise price of $0.001 per share is non-substantive and virtually assured.

Potentially dilutive securities outstanding consists of stock options, RSUs, performance units and BTI Warrants (excluding the Prefunded Warrants). The Company had common stock equivalents outstanding as of March 31, 2024 and 2023 of 14,616 and 5,868 shares, respectively.

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

On November 28, 2023, Plaintiffs Pratheesan Panancherry and Jeffrey Bastress filed a stockholder derivative complaint in the United States District Court for the District of Connecticut purportedly on behalf of the Company and against Vimal Mehta, Richard I. Steinhart, Peter Mueller, June Bray, Sandeep Laumas, Michael Miller, Michal Votruba, and Krishnan Nandabalan as Defendants, and the Company as Nominal Defendant under the caption Panancherry et al v. Mehta et al, 3:23-cv-1554. Following the initial action, Plaintiffs Maria Vomvolakis (3:24-cv-3) and Kelly Fowler (3:24-cv-203) each filed separate stockholder derivative complaints in the District of Connecticut raising similar claims as Panancherry and Bastress, including business torts and violations of the Securities Exchange Act of 1934. The cases have been consolidated under the caption In re BioXcel Therapeutics, Inc. Stockholder Derivative Litigation, 3:23-cv-1554 (D. Conn.). The consolidated action is currently stayed.

On January 11, 2024, Plaintiff Jeremy Smith filed a stockholder derivative complaint in the United States District Court for the District of Delaware purportedly on behalf of the Company and against Vimal Mehta, Peter Mueller, June Bray, Sandeep Laumas, Michael Miller, Michal Votruba, Richard I. Steinhart, Robert Risinger, and Krishnan Nandabalan as Defendants, and the Company as Nominal Defendant under the caption Smith v. Mehta et al, 1:24-cv-00041. Following the initial action, Plaintiff Janice Korff filed a stockholder derivative complaint in the District of Delaware raising similar claims as Smith (1:24-cv-130), including business torts and violations of the Securities Exchange Act of 1934. The cases have been consolidated under the caption In re BioXcel Therapeutics, Inc. Derivative Litigation, 1:24-cv-00041 (D. Del.). The consolidated action is currently stayed.

At this time, the Company does not believe the claims in the above-captioned matters have merit, and intends to vigorously defend against them; however, the potential costs and liabilities associated with this litigation are uncertain.

In April 2022, the Company signed a commercial supply agreement that requires minimum annual payments for the first three years of the agreement that in aggregate total $10,000 for the three-year period, of which $5,000 is due in year ended 2024.

Note 17. Subsequent Events

In April and May of 2024, the Company issued 3,860 shares of its Common Stock upon the exercise of Pre-Funded Warrants sold on March 25, 2024 in exchange for $4, as discussed in Note 11, Common Stock Financing Activities.

In May 2024, the Company’s Board of Directors approved a reduction of approximately 15% of the Company’s current workforce. The Company notified impacted employees on May 8, 2024 and will record restructuring costs of $920 in the three-month period ended June 30, 2024. These costs consist of severance and benefit costs, all of which are expected to be paid in cash.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this report and the audited financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2023. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below and in the forward-looking statements. Factors that could cause or contribute to these differences include, without limitation, those discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, those listed under “Summary Risk Factors,” and those discussed in the section titled “Risk Factors” included in Part II, Item 1A. of this report. All dollar amounts in the below Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented in U.S. dollars, and all dollar and share amounts are presented in thousands, unless otherwise noted or the context otherwise provides.

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

On April 6, 2022, we announced that the FDA approved IGALMITM sublingual film for the acute treatment of agitation associated with schizophrenia or bipolar I or II disorder in adults. IGALMITM is approved to be self-administrated by patients under the supervision of a health care provider. On July 6, 2022, we announced that IGALMITM was commercially available in doses of 120 and 180 microgram (“mcg”).

We are continuing to develop BXCL501 for the potential acute treatment of agitation (non-daily) associated with dementia due to probable Alzheimer’s disease in care and at-home settings and for the potential acute treatment of agitation associated with bipolar disorders or schizophrenia in the at-home setting. As described further below, we have recently deprioritized the development of BXCL501 for certain indications, including development of BXCL501 as a potential adjunctive treatment for major depressive disorder (“MDD”), as well as our BXCL701 program except as noted under “Immuno-Oncology” below.

For our TRANQUILITY program, we have conducted clinical studies evaluating BXCL501 for the potential acute treatment of agitation associated with mild to moderate dementia in patients with probable Alzheimer’s disease, who reside in assisted living facilities (“ALFs”) and residential care settings and who required minimal assistance with activities of daily living. On June 29, 2023, we announced positive topline data from our TRANQUILITY II trial, as well as information regarding certain investigator misconduct and noncompliance at a clinical trial site. Since that time, we have taken steps to further investigate and evaluate the conduct of the TRANQUILITY II trial at this clinical site. Based on these steps to date, we believe that there have been no further instances of misconduct or fraud or other findings that adversely impact the data integrity or reliability of the eligibility, safety, and efficacy data obtained at the clinical trial site in question.

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

On April 10, 2024, we announced details regarding our planned design of our upcoming TRANQUILITY In-Care Phase 3 trial to evaluate BXCL501 in the care setting. The plan to conduct this trial is based on feedback received from the FDA following the receipt of minutes from the Type B/Breakthrough Therapy designation meeting held with the agency on February 20, 2024.

The TRANQUILITY In-Care trial is designed as a double blind, placebo-controlled study to evaluate the efficacy and safety of a 60 mcg dose of BXCL501 over a 12-week period. The trial is expected to enroll a total of approximately 150 patients 55 years and older across the spectrum of Alzheimer’s disease severity with mild, moderate, and severe dementia with mini-mental state examination (MMSE) scores of 0 to 25 who reside in skilled nursing facilities, memory care units, or assisted living facilities.

The trial is expected to enroll patients with episodic agitation, with patients self-administering 60 mcg of BXCL501 or placebo when agitation episodes occur over the trial period. The primary endpoint is expected to be a change from baseline in the Positive and Negative Syndrome Scale-Excitatory Component (PEC) total score at two hours post-first dose. This is the same endpoint used in previous TRANQUILITY trials and in studies that supported the FDA approval of IGALMI™ (dexmedetomidine) sublingual film. Continued efficacy evaluations are expected to be conducted through performing additional PEC and complementary efficacy measures, including the global impression of change in agitation. As part of the TRANQUILITY In-Care trial, we plan to include a feasibility cohort of 20 patients that would be evaluated in the home setting. We expect to generate additional Phase 3 efficacy and safety data in the TRANQUILITY In-Care trial to expand the database beyond the 70 patients who have already been treated with 60 mcg of BXCL501 in TRANQUILITY I and II trials to date. We also plan to discuss the details of the requirement for long-term safety data at a future meeting with the FDA.

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

On April 22, 2024, we announced our plans to amend Part 2 of the SERENITY III trial, which we now refer to as the SERENITY At-Home trial. The SERENITY At-Home trial is designed as a double blind, placebo-controlled study to evaluate the safety and efficacy of a 120 mcg dose of BXCL501 over a 12-week period. The outpatient trial is expected to enroll a total of approximately 200 patients with agitation associated with bipolar disorder or schizophrenia. Patients will self-administer 120 mcg of BXCL501 or placebo when agitation episodes occur over the trial period. The primary objective is safety with efficacy measures as exploratory endpoints to evaluate use in the outpatient setting. In addition, the Company expects to enroll approximately 30 patients in a separate study to evaluate the correlation between patient-reported or informant-reported efficacy with trained rater-reported efficacy using PEC measurements.

Strategic Reprioritization

On August 8, 2023, our Board of Directors approved a broad-based strategic reprioritization (the “Reprioritization”). We determined to take actions to reduce certain operational and workforce expenses no longer deemed core to ongoing operations to extend our cash runway and drive innovation and growth in high-potential clinical development and value-creating opportunities. These actions included a shift in commercial strategy for IGALMI™ in the institutional setting, a reduction of in-hospital commercialization expenses, a de-prioritization of programs no longer determined to be core to ongoing operations, and a prioritization on opportunities for BXCL501 in treating agitation associated with Alzheimer’s dementia (AAD) and in the acute treatment of agitation associated with bipolar disorders and schizophrenia in the at-home setting. As part of this strategy, our Board of Directors approved a reduction of approximately 60% of our workforce. Annualized operating expenses are expected to be reduced by approximately $80,000. As of December 31, 2023, the Reprioritization was substantially completed.

As a result of the Reprioritization, the Company recorded restructuring costs of $4,163 in the year ended December 31, 2023. These costs consisted of severance and benefit costs of $4,063 and contract termination costs of $100. The Company paid $3,998 of severance and benefit costs and $100 of contract termination costs during the year ended December 31, 2023. All remaining costs of $24 were paid during the first quarter of 2024.

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

Commercial efforts for the IGALMITM launch were impacted significantly in the six months ended December 31, 2023, due to the reduction in force, which included the elimination of sales, marketing, and commercial operations staff. The realigned CAD team generated $582 in net revenue for the three month period ended March 31, 2024, up from $376 in net revenue for the three-month period ended December 31, 2023 and $341 for the three-month period ended September 30, 2023, through legacy sales and volume-based contracts. Net revenue increased 55% in the first quarter of 2024 compared to the fourth quarter of 2023, primarily driven by multiple new volume contracts and an increase in non-contracted business. The increase in new customer acquisitions and increased sales activity reflects rising utilization, while hospitals and IDNs appear to be embracing the permanent J-Code implemented in January 2024, discussed below.

On October 30, 2023, we announced that the Centers for Medicare & Medicaid Services (“CMS”) assigned a new J-Code for IGALMITM (J1105), which became effective on January 1, 2024. J-Codes are permanent codes used by healthcare providers, commercial insurance plans, and government payers to help standardize the reimbursement process. A J-Code can help simplify claims submission as compared to use of a miscellaneous or unlisted code, which in turn can streamline the billing and reimbursement process. The J-Code for IGALMITM has been published online in the CMS HCPCS Application Summaries and Coding Recommendations, Third Quarter, 2023 HCPCS Coding Cycle. We believe this J-Code will facilitate expanded access to IGALMITM for patients with agitation associated with bipolar disorder or schizophrenia.

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

In addition, given the differentiated design of BXCL501 and its potential mechanism of action, we believe BXCL501 has the potential to address several diseases or conditions for which agitation is a symptom of the condition or underlying disease, including opioid withdrawal and post-traumatic stress disorder (“PTSD”), which are being evaluated in clinical trials run by third parties.

BXCL501 Clinical Trials

TRANQUILITY Program: Acute Treatment of Agitation Associated with Dementia due to Probable Alzheimer’s Disease (AAD)

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

The Phase 3 trial met its primary efficacy endpoint with the 60 mcg dose; a statistically significant and clinically meaningful 7.5 point reduction from baseline in PEC total score was observed at 2 hours versus 5.4 with placebo (p=0.0112). The 60 mcg dose also met the first key secondary endpoint of reducing agitation symptoms at 1 hour during the first episode of agitation (p=0.0185) but did not meet the other key secondary endpoint of change from baseline in PEC score at 30 minutes.

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

On February 20, 2024, we held a Type B/Breakthrough Therapy designation meeting with the FDA. The original purpose of this meeting was to obtain feedback on the design of a proposed at-home study that did not include caregiver-collected efficacy endpoints, based on our belief that obtaining caregiver assessments of efficacy would be challenging. We believe there are no validated caregiver endpoints for assessing efficacy in Alzheimer’s disease patients in the at-home setting. As a result, we focused on requesting feedback from the FDA regarding our proposal for an at-home clinical study with safety as the primary objective, and to better understand what additional data would be required to submit an sNDA to support labeling for BXCL501 to include the acute treatment of agitation associated with dementia in probable Alzheimer’s disease or, in the alternative, in this population in the care setting only. In its preliminary responses, the FDA reiterated its prior comments that we generate additional efficacy data, including repeat-dose efficacy data, to support an sNDA submission, as the FDA indicated that our proposed efficacy database, which currently includes the 70 patients who have been treated with 60 mcg of BXCL501 in TRANQUILITY I and TRANQUILITY II, would not contain substantial evidence of effectiveness absent additional data. The FDA advised that we generate the necessary efficacy data in care facilities prior to conducting any trials in the at-home setting. In addition, the FDA indicated the need to generate long-term safety data to support an sNDA submission, including from probable Alzheimer’s disease patients exposed to BXCL501, for up to one year. We have received the final meeting minutes from the FDA, which we believe are consistent with the FDA’s preliminary responses and the subsequent meeting discussion. Based on the FDA’s feedback, we are currently planning to generate additional Phase 3 efficacy and safety data, in a variety of relevant care-facility settings and across severity of dementia, including through, among other things, conducting our planned TRANQUILITY In-Care Phase 3 trial. In addition, we plan to discuss the details of the requirement for long-term safety data at a future meeting with the FDA. Also, although we announced in November 2023 that we were planning to conduct a Phase 3 trial in the at-home setting, with safety as the primary objective (TRANQUILITY At Home), given the priority to expand the database to generate additional efficacy and safety data in care facilities, we are re-evaluating the timing for initiating TRANQUILITY At Home.

SERENITY Program: Agitation Associated with Bipolar Disorders I and II and Schizophrenia (at-home setting)

We initiated the clinical study of BXCL501 in patients with agitation associated with bipolar disorders or schizophrenia in SERENITY III, which consists of two parts. The first part was comparable to our pivotal SERENITY I and II studies. Using similar inclusion and exclusion criterion under a well-controlled in-patient setting, acutely agitated patients with schizophrenia or bipolar disorders were randomized to self-administer either 60 mcg of BXCL501 or placebo in a double-blind placebo-controlled trial. The primary endpoint of Part I was efficacy, as measured by the change in PEC score change from baseline at two hours post-dose. The secondary objectives of Part I were safety and tolerability.

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

Based on the FDA’s feedback in advance of and during the March 6, 2024 meeting, we plan to move forward to evaluate at-home use of the 120 mcg dose of BXCL501 by amending Part 2 of the SERENITY III study, which we now refer to as the SERENITY At-Home trial, with safety as the primary objective and efficacy measures as exploratory endpoints to support continued efficacy in the at-home setting as recommended by the FDA in the November 8, 2023 meeting, for the acute treatment of agitation in bipolar disorders or schizophrenia. We also plan to conduct a clinical study designed to enroll approximately 30 patients to evaluate the correlation between patient-reported or informant-reported efficacy with trained rater-reported efficacy using PEC measurements, which the FDA had previously recommended.

IGALMITM is already approved at the 120 mcg dose based on efficacy data that we previously generated in treating a single episode of agitation. Consistent with the data generated to date, the label for IGALMITM currently includes a limitation on use (“LOU”), noting the lack of efficacy or safety data beyond 24 hours following the first dose. During our March 6, 2024 Type C meeting with the FDA, we discussed, among other things, whether evaluating the at-home use of BXCL501 120 mcg, with safety as the primary objective and efficacy measures as exploratory endpoints, if successful, could support the submission of an sNDA seeking expansion of the current label for IGALMITM 120 mcg to allow at-home use and labeling without the current LOU. Based on FDA feedback, we believe that our ability to seek labeling without the current LOU will depend, in part, on the number of agitation episodes we observe during our planned study period. On April 22, 2024, we announced our plans, subject to funding, to move forward the SERENITY At-Home trial.

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

On November 6, 2023, we announced that NIDA has requested Columbia University, the trial coordinator, to add a fourth site to target trial completion in 2024. The patient screening and enrollment process for the fourth site commenced in March 2024, and completion of the trial is anticipated in the second half of 2024. Subject to favorable results, we plan to seek FDA feedback on potential registrational paths.

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

We have multiple patent families filed to protect our Neuroscience program, including BXCL501. As of April 25, 2024, our neuroscience patent portfolio included three Patent Cooperation Treaty (“PCT”) applications not yet in national phase, 19 U.S. utility applications, seven U.S. provisional applications, one allowed US application, 11 issued U.S. utility patents, 110 pending non-U.S. utility applications, 20 allowed or granted non-U.S. patents (including four in Japan), one pending U.S. design patent application, and 39 allowed or registered design patents (including two in Japan). Eight U.S. utility patents, directed to our proprietary sublingual film formulation of Dex and methods of treating agitation, are now listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the “Orange Book”) for IGALMI™ with expiration dates between 2039 and 2043. In the formulation family, we also have a granted patent in China, three granted patents in Eurasia, and pending applications in the U.S., China, and other major markets. We expect that patents issued in this family will expire no earlier than 2039. We have also filed applications in additional patent families that are relevant to BXCL501. We have applications pending in the U.S., Europe and Japan directed to methods of treating insomnia using sublingual Dex. We expect that patents issued from these applications, if any, will expire no earlier than 2035. We also have applications filed in 17 regions/countries, including the U.S., Europe, Japan, and China, directed to methods of treating agitation. We expect that patents issued from these applications, if any, will expire between 2039 and 2043. We also have three PCT applications directed to treating mania, depression, stress and agitation. If patents are issued from those cases, we expect them to expire in 2043 or 2044.

In April 2024, the Company received a Notice of Allowance from the U.S. Patent and Trademark Office (“USPTO”) for U.S. Patent Application No. 18/189,073 (the “’073 Application”) The ’073 Application claims a method of treating acute agitation associated with schizophrenia or bipolar disorder in an agitated human subject at risk of torsades de pointes or sudden death. This patent, when issued, is expected to have an expiration date of January 12, 2043. It will be submitted for listing in the United States Food and Drug Administration's (“FDA”) Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the "Orange Book") in addition to the eight currently listed U.S. patents for IGALMI™ (dexmedetomidine) sublingual film.

In April 2024, the Company also received a notice of allowance from the Japanese Patent Office for Application No. 2020-573042, which is directed to a broad range of dosage forms, including films such as BXCL501. The patent, when issued, is expected to expire no earlier than June 26, 2039.

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

In February 2024, the Company announced that the USPTO had allowed U.S. Patent Application No. 17/496,470 with claims pertaining to a method of treating agitation in patients with Alzheimer’s disease using the oromucosal administration of 60 mcg of dexmedetomidine in a water-soluble dosage form. The broad claims encompass film formulations such as BXCL501 (sublingual dexmedetomidine), tablets, or wafers. The patent was issued on March 19, 2024 as U.S. Pat. No. 11,931,340, and has an expiration date of December 29, 2037, subject to patent term adjustment (“PTA”), patent term extension (“PTE”) and terminal disclaimers.

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

The term of a patent can also be extended by PTA established in 35 U.S.C. 154(b). The intention of the PTA is to accommodate for delays caused by the USPTO during the prosecution of a US utility or plant patent application. Under PTA, the USPTO delay is divided into three types: type A (delays after 14 months from the filing date of the application until the USPTO issues a first Office Action and delays after four months from the filing of certain actions by the applicant until the USPTO responds to such actions); type B (delays after three years from the earliest effective filing date until a patent is granted); and type C (delays due to interferences, secrecy orders, and successful appeals). The total amount of PTA is calculated by adding the types A, B, and C delays, and then subtracting any delay that is overlapped among three types or that is attributable to the applicant.

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

Our approach to drug discovery leverages the application and methodology of our proprietary AI-based research and development platform, complemented by EvolverAI, utilized in the successful development of IGALMITM with the aim of efficiently identifying and developing immuno-oncology product candidates. We believe that BXCL701 reflects the potential of this discovery approach in immuno-oncology. BXCL701 is an investigational, oral innate immune activator which demonstrated a 25% composite response rate in a Phase 2a clinical trial to treat patients with small cell neuroendocrine carcinoma (“SCNC”) phenotype metastatic castration-resistant prostate cancer (“mCRPC”). On February 12, 2024, the Company announced that the FDA has designated as a Fast Track development program the investigation of BXCL701 in combination with a checkpoint inhibitor for the treatment of patients with metastatic SCNC with progression on chemotherapy and no evidence of microsatellite instability. We intend to finalize a potential registrational trial design in mCRPC patients with SCNC phenotype following planned meetings with the FDA in the first half of 2024. However, the start of any such trial is paused following our Reprioritization.

mCRPC is often characterized as a “cold” tumor, which is a tumor with an immunosuppressive tumor microenvironment (“TME”) and poor immune cell infiltration. Currently approved checkpoint inhibitors (“CPIs”) that target programmed cell death 1 (“PD-1”) or cytotoxic T-lymphocyte-associated protein 4 (“CTLA-4") have failed to demonstrate meaningful single-agent activity against such difficult-to-treat tumor types, including mCRPC. BXCL701 is designed to promote an immune-induced inflammatory response in the TME primarily via inhibition of dipeptidyl peptidases (“DPP”) 8 and 9, which we believe can provide enhanced CPIs therapeutic utility. We believe BXCL701 can potentially provide significant benefits for the approximately 20% of the estimated 299,010 men who will be diagnosed with prostate cancer in the U.S. in 2024 and are expected to progress to the more aggressive mCRPC form of the disease, including approximately 20%, or 11,960, of those patients who will develop the SCNC phenotype, for which there are currently limited treatment options. Immune checkpoints represent a myriad of inhibitory pathways that act to regulate the duration and intensity of an antigen-induced immune response and factor prominently in mediating immune tolerance. They function as critical gatekeepers that prevent the indiscriminate attack of normal host cells by components of the immune system. Certain cancers co-opt these pathways and overexpress immune checkpoint molecules to camouflage themselves to avoid detection and destruction. CPIs, designed to harness the intrinsic power resident in the immune system, work by disabling the suppressive function of immune checkpoints, allowing the immune system to bypass such cancers’ shield of immune tolerance. CPIs are expected to generate sales of more than $50 billion worldwide by 2025, up from sales of approximately $29 billion in 2020. While CPIs have proven to be a significant advancement in cancer therapy, those currently approved by the FDA do not produce meaningful results in a majority of patients, as the clinical benefit is generally viewed to be limited to between 13% and 30% of cancer patients, and the duration of response is relatively short.

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

As of the cutoff date of December 19, 2022, AEs consistent with cytokine activation, including fever, nausea, chills, fatigue, headache, and dizziness were observed during the trial and were generally mild to moderate. SAEs experienced by six trial participants - one patient hospitalized with Grade 1 orthostatic hypotension, one patient hospitalized with Grade 3 hypotension and acute kidney injury (“AKI”), which resolved, one patient with Grade 3 hypothyroidism which resolved, one patient with Grade 3 colitis, one patient with Grade 3 generalized oedema, and one patient hospitalized with Grade 4/5 tumor lysis syndrome/AKI, which resulted in fatality after the patient voluntarily discontinued dialysis - were reported as related or possibly related to BXCL701 or pembrolizumab, though there was no evidence that BXCL701 potentiated immune-related AEs associated with CPIs.

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

Pancreatic Cancer

The American Cancer Society estimates that in 2024, approximately 66,440 cases of pancreatic cancer will be diagnosed in the U.S. We are supporting a Phase 2 IST sponsored by Georgetown Lombardi Comprehensive Cancer Center (“Georgetown Lombardi”), designed to evaluate the use of BXCL701 along with pembrolizumab to treat pancreatic cancer. Few therapeutic options are available for patients with this disease, which has a five-year survival rate of less than 10%, among the lowest of all cancers. Pancreatic cancer has among the highest levels of overexpression and amplification of DPPs. Preclinical models demonstrated synergy between DPP inhibition with BXCL701 and anti-PD-1 antibody in the pancreatic cancer tumor microenvironment. Based on these preclinical observations, Georgetown Lombardi has initiated a Phase 2 IST to assess the safety of BXCL701 when administered in combination with pembrolizumab (safety lead-in), as well as to estimate the 18-week progression-free survival rate (primary objective of the efficacy phase) in previously treated metastatic pancreatic ductal adenocarcinoma. This trial started in the third quarter of 2023. On February 6, 2024, we announced the completion of patient enrollment in the safety lead-in portion of the trial. As part of the trial’s safety lead-in, the first six patients have been enrolled and will be observed for a six-week safety window period. The trial is then expected to enroll approximately 39 patients in its efficacy phase in a Simon 2-stage single-arm, open-label design (19 patients in stage 1 and 20 patients in stage 2). Patients will be monitored radiographically and by tumor markers for response assessment. Tumor biopsies and blood samples will also be collected over the course of treatment to better understand the potential mechanism of action for the combination. The human proof of concept portion of the trial is expected to start in the first half of 2024. On April 24, 2024, we announced that the late breaking abstract entitled “Phase II trial of BXCL701 and pembrolizumab in patients with metastatic pancreatic ductal adenocarcinoma (EXPEL-PANC): Preliminary findings,” was selected to participate in the presentation poster session at the 2024 American Society of Clinical Oncology (ASCO) Annual Meeting. The meeting will take place from May 31 to June 4, 2024 in Chicago, IL.

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

As of April 25, 2024, we have multiple patent families filed to protect our immuno-oncology program, including our core patent family directed to methods of using BXCL701 with immune checkpoint inhibitors, which is granted in the U.S., Japan, Australia, Canada, Russia, China, India, Taiwan, South Africa, Mexico, New Zealand, and United Arab Emirates, and with at least one pending application in the U.S., China, Mexico, the Republic of Korea, New Zealand, Russia, Australia, Brazil, Hong Kong, Argentina, Israel, Japan, Singapore, Taiwan, Patent Cooperation Treaty and Europe. Patents issued from this family, if any, are expected to expire no earlier than 2036. We have one additional patent issued in the U.S. directed to a method of selecting patients based on a biomarker, with an expected expiration date no earlier than 2039.

Additional applications are directed to administering BXCL701 in combinations with various other molecules, biomarkers, and dosing regimens. We also have one provisional application directed to novel formulations of BXCL701, various dosing regimens, methods of use, and combination therapies. We expect that a patent issued from this application, if any, will expire no earlier than 2044.

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

Operating Costs and Expenses

Cost of Goods Sold

Cost of goods sold primarily relates to the costs of producing, packaging, and delivering our product to customers, as well as costs related to excess or obsolete inventory.

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

Our research and development costs by program for the three months ended March 31, 2024 and 2023 were as follows:

	Three months ended
	March 31,
	2024	2023
Direct external costs
BXCL501	$4,709	$16,468
BXCL701	995	2,667
Other research and development programs	183	891
Total direct external costs	$5,887	$20,026
Internal personnel costs	4,911	6,754
Sub-total direct costs	$10,798	$26,780
Indirect costs and overhead	603	1,020
Total research and development expenses	$11,401	$27,800

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

As part of this strategy, the Company’s Board of Directors approved a reduction of approximately 60% of the Company’s workforce. The Company notified impacted employees on August 14, 2023. Annual operating expenses are expected to be reduced by approximately $80,000. Management believes that, after giving effect to the Reprioritization, the Company’s cash and cash equivalents of $74,141 as of March 31, 2024 will allow the Company to fund its operations and meet its liquidity requirements into the second half of 2024.

As a result of the Reprioritization, the Company recorded restructuring costs of $4,163 for the year ended December 31, 2023. These costs consisted of severance and benefit payments of $4,063 and contract termination costs of $100, which were paid in cash. The Company paid $3,998 of severance and benefit costs and $100 of contract termination costs during the year ended December 31, 2023. As of December 31, 2023, the Reprioritization was substantially completed and the remaining costs were paid during the three months ended March 31, 2024.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

Product Revenue, Net

Commercial sales of IGALMITM launched in July 2022. As part of the Company’s Reprioritization, the IGALMITM commercial team shifted focus to a hospital/contracting strategy with a CAD team. The goal of the realigned CAD team is to work with large IDNs and drive sales utilizing a top-down approach, allowing the Company to continue to make inroads into the institutional market in a more cost-efficient manner. IGALMITM product revenue, net was $582 and $206 in the three months ended March 31, 2024 and 2023, respectively. The increase in sales was primarily due to increased market penetration, resulting from the implementation of our new sales strategy.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2024 and 2023, were $80 and $9, respectively. Cost of goods sold is primarily related to the costs to produce, package and deliver IGALMITM to customers, as well as costs related to excess or obsolete inventory. We entered into a commercial supply agreement with ARx, LLC (“ARx”) pursuant to which ARx has agreed to exclusively manufacture and supply us with all of our worldwide demand of film formulation of Dex to be used for the commercial supply of IGALMITM and for ongoing clinical trials of our product candidate BXCL501, subject to certain alternative supply provisions. The increase in Cost of goods sold for the three months ended March 31, 2024 is the result of the increase in the units sold compared to the same prior year period and the increase in the reserve for excess and obsolete inventory. There were no charges for reserves for excess or obsolete inventory in the three months ended March 31, 2023.

Research and Development Expense

Research and development expenses for the three months ended March 31, 2024 and 2023 were as follows:

	Three months ended
	March 31,
	2024	2023	Change	% Change

Personnel and related costs	$3,630	$5,458	$(1,828)	(33)%
Non-cash stock-based compensation	1,281	1,297	(16)	(1)%
Professional fees	1,307	3,634	(2,327)	(64)%
Clinical trials expense	4,068	13,019	(8,951)	(69)%
Chemical, manufacturing and controls cost	549	3,471	(2,922)	(84)%
Travel and other costs	566	921	(355)	(39)%
Total research and development expenses	$11,401	$27,800	$(16,399)	(59)%

The overall decrease of $16,399 for the three months ended March 31, 2024 relative to the same period in 2023 was primarily attributable to:

●	Decreased clinical trials expense as a result of reduced costs associated with the wind down of the SERENITY III study evaluating BXCL501 for at-home use for the acute treatment of agitation related to schizophrenia and bipolar disorders, as well as the TRANQUILITY II study of BXCL501 for the potential treatment of agitation in patients with Alzheimer’s disease.
●	Decreased professional fees due to lower pharmacology costs, research and discovery costs, and toxicology costs.
●	Decreased personnel and related costs as a result of our Reprioritization.
●	Decreased chemistry, manufacturing and controls (“CMC”) costs associated with producing materials for our clinical trials of BXCL501 and BXCL701 for the treatment of prostate and lung cancers due to decreased clinical trial activities.

Following IGALMITM’s approval by the FDA, we capitalize costs related to commercial production of IGALMITM as inventory and expense those CMC costs related to clinical trials.

Selling, General and Administrative Expense

Selling, general and administrative expenses for the three months ended March 31, 2024 and 2023 were as follows:

	Three months ended
	March 31,
	2024	2023	Change	% Change

Personnel and related costs	$3,186	$9,451	$(6,265)	(66)%
Non-cash stock-based compensation	2,152	3,580	(1,428)	(40)%
Professional fees	5,311	3,041	2,270	75%
Commercial and marketing	1,347	4,370	(3,023)	(69)%
Insurance	396	555	(159)	(29)%
Travel and other costs	872	2,598	(1,726)	(66)%
Total selling, general and administrative expenses	$13,264	$23,595	$(10,331)	(44)%

The overall decrease of $10,331 for the three months ended March 31, 2024, relative to the same period in 2023 was primarily attributable to:

●	Decreased personnel and related costs as a result of the Reprioritization.
●	Increased professional fees, primarily related to higher legal costs related to our financing activities and higher corporate operating support levels, primarily offset by reductions in consulting fees.
●	Decreased commercial and marketing expense as result of higher spending in 2023 related to media, marketing and data and business analytics costs associated with commercialization of IGALMITM.
●	Decreased travel and other costs as a result of the commercial launch activities that occurred in 2023 and the Reprioritization impact on 2024.
●	Decreased non-cash stock based compensation costs as a result of the Reprioritization.

Restructuring Costs

There were no restructuring costs charged in the three months ended March 31, 2024 and 2023, respectively.

Other Expense (Income)

Interest expense increased to $3,607 for the three months ended March 31, 2024 from $3,367 in the same period in 2023 primarily due to higher debt balances and interest rates under the Credit Agreement. The expense was partially offset by lower interest income earned on lower levels of cash and cash equivalents that were held primarily in short-term money market funds. Interest income decreased to $947 for the three months ended March 31, 2024 compared to $2,015 for three months ended March 31, 2023, due to lower average cash balances during the year. Other (income) expense, net is primarily associated with changes in fair value of derivative financial instruments for the period, which relate to instruments associated with the Credit Agreement and the March 2024 registered direct equity offering.

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

Liquidity and Capital Resources

As of March 31, 2024, we had cash and cash equivalents of $74,141, working capital of $49,436 and stockholders’ deficit of $617,389. Net cash used in operating activities was $17,706 and $52,353 for the three months ended March 31, 2024 and 2023, respectively. We incurred losses of approximately $26,791 and $52,796 for the three months ended March 31, 2024 and 2023, respectively. We will need to generate significant product revenues to achieve profitability. Our history of significant losses, negative cash flows from operations, potential near-term increased covenant-driven amortization payments or full repayment obligations under our Credit Agreement, the regulatory event of default triggers under the Credit Agreement, other funding requirement covenants under the Credit Agreement, limited liquidity resources currently on hand, and dependence on our ability to obtain additional financing to fund our operations after the current resources are exhausted, about which there can be no certainty, have resulted in management’s assessment that there is substantial doubt about our ability to continue as a going concern for a period of at least 12 months from the issuance date of the financial statements included in this Quarterly Report on Form 10-Q.

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

●reduce overhead and headcount to focus on core priorities, and/or

●any combination of the foregoing.

To date, we have continued research and development activities while managing our cash position. However, we require additional funding to continue as a going concern. There are no assurances that we will be successful in obtaining an adequate level of financing as and when needed to finance our operations on terms acceptable to us or at all, particularly when there is market uncertainty or an economic downturn or if other events make investment in our securities less appealing. If we are unable to secure adequate additional funding as and when needed on acceptable or commercially reasonable terms, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more product candidates. In addition, there are various macro-economic trends affecting the financing markets whose impact on our liquidity and future funding requirements are uncertain as of the filing date of this Quarterly Report on Form 10-Q. We will need substantial additional funding, and if we are unable to raise capital when needed, we could be compelled to pursue alternative options, including, without limitation, implementing further workforce reductions, reducing or ceasing product development programs and advancement of our clinical trials and product candidates, selling our assets or seeking other strategic alternatives. See “Risks Related to Financial Position and Need for Additional Capital — We will need substantial additional funding, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts or otherwise seek strategic alternatives.” in Part II. Item 1A., “Risk Factors” elsewhere in this Quarterly Report on Form 10-Q.

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

Financing Agreements

In April 2022, we entered into two financing agreements: the Credit Agreement and the RIFA. Pursuant to the Credit Agreement, the Lenders originally agreed to provide us up to $135,000 in senior secured term loans to us. On April 28, 2022, we borrowed the first $70,000 tranche of loans under the Credit Agreement. Pursuant to the RIFA, the Purchasers agreed to provide us with up to $120,000 in financing for our near-term commercial activities of IGALMITM, development and commercialization of BXCL501 and other general corporate purposes. On July 8, 2022, we drew down the first tranche of $30,000 under the RIFA. In connection with the Credit Agreement, we granted to the Lenders (i) warrants to purchase up to 278 shares of our common stock (the “Original Warrants”), (ii) rights to purchase up to $5,000 of our common stock and (iii) warrants to purchase up to 175 individual ownership units (i.e., not in thousands) in OnkosXcel (the “OnkosXcel Warrants”).

In November 2023, we, the Lenders and OFA entered into a Waiver and First Amendment to Credit Agreement and Guaranty (the “First Amendment”) that provided for, among other things, a waiver and a modification to the covenant in the Credit Agreement regarding investments in OnkosXcel, pursuant to which we are permitted to invest up to a maximum of $30,000 at any time outstanding in OnkosXcel, increased from the $25,000 at any time outstanding. The First Amendment waived any defaults or events of default arising under the Credit Agreement due to a breach prior to the date of the First Amendment of the OnkosXcel investment covenant, or a breach of our obligation to notify OFA of such default, including our investment in an amount in excess of what was previously permitted under the OnkosXcel investment covenant. In connection with the First Amendment, we paid to the Lenders a fee of $180 (representing 0.25% of the loans outstanding under the Credit Agreement on the date of the First Amendment) and agreed to pay to the Lenders an exit fee equal to 0.25% of the loans under the Credit Agreement repaid upon maturity or prepayment of the loans.

In December 2023, we entered into the Second Amendment to Credit Agreement and Guaranty and Termination of Revenue Interest Financing Agreement (the “Second Amendment”) with the Lenders and OFA, as administrative agent. The Second Amendment terminated the RIFA and converted the financing previously provided to us thereunder to term loans under the Credit Agreement. In addition, the Second Amendment replaced the Credit Agreement’s existing “Tranche B” and “Tranche C” term loan opportunities with three new tranches aggregating up to $100,000 in potential funding:

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

Following the Second Amendment, we must also comply with certain covenants under the Credit Agreement, including a financial covenant that requires we maintain a minimum cash liquidity amount of $15,000 (or higher upon certain events) and a modified minimum revenue requirement measured on a quarterly basis based on the revenue attributable to BXCL501 for the six consecutive month period ending on the last day of the relevant quarter (the “Revenue Covenant”), subject to cure payments of not less than $1,000 if we fail to meet the minimum revenue requirement. The Revenue Covenant applies beginning with the six-month period ending on December 31, 2024. If we fail to meet the minimum Revenue Covenant for the preceding six-month periods ending on December 31, 2024, March 31, 2025, June 30, 2025 and September 30, 2025, we could be required to make revenue cure payments of up to $4,500, $6,200, $8,500, and $8,500, respectively, plus aggregate prepayment fees of $1,900. Under the Credit Agreement, these cure payments would be due on April 21, 2025, June 6, 2025, September 5, 2025 and December 8, 2025, respectively. We are only permitted to make cure payments for revenue shortfalls up to three times during the term of the Credit Agreement, after which we would default on the Credit Agreement if we are unable to satisfy the minimum revenue requirement for any subsequent fiscal quarter. As of March 31, 2024, we had aggregate principal indebtedness of $103,896 outstanding under the Credit Agreement.

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

On March 20, 2024 (the “Effective Date”), we entered into the Fourth Amendment to the Credit Agreement (“the Fourth Amendment”), pursuant to which the Lenders waived the covenant that we not receive a report and opinion from our independent registered public accounting firm that contains a “going concern” or similar qualification with respect to our financial statements for the year ended December 31, 2023. Accordingly, while our independent registered public accounting firm’s report contained in our Annual Report on Form 10-K for the year ended December 31, 2023 contains a “going concern” explanatory paragraph, it does not constitute an event of default under the Credit Agreement.

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

See Note 9, Debt and Credit Facilities included elsewhere in this Quarterly Report on Form 10-Q for additional information relating to the Credit Agreement and RIFA, including applicable interest rates, payment obligations and certain restrictive and financial covenants thereunder. As of March 31, 2024, we were in compliance with all restrictive and financial covenants under the Credit Agreement.

ATM Program

In May 2021, we entered into the Sale Agreement with Jefferies pursuant to which we could offer and sell shares of our common stock, having an aggregate offering price of up to $100,000, from time to time, through an “at the market offering” program under which Jefferies will act as sale agent. On November 1, 2023, we entered into an amendment to the Sale Agreement with Jefferies to increase the size of the “at the market offering” program; pursuant to the Sale Agreement, as amended, we can offer and sell shares of our common stock having an aggregate offering price of up to $150,000 (excluding any shares of common stock already sold in the “at the market offering” program prior to the date of the amendment), from time to time, through an “at the market offering” program under which Jefferies will act as sale agent. During the year ended December 31, 2023, we sold 1,408 shares under the Sale Agreement for net proceeds of $26,221. From January 1, 2024 through March 31, 2024, we sold 647 shares under the Sale Agreement for gross proceeds of $1,743 and received proceeds of $1,691, net of issuance costs of $52.

Common Stock Financing Activities

As discussed in Note 11, Common Stock Financing Activities included elsewhere in this Quarterly Report on Form 10-Q, on March 25, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the purchasers named therein (collectively, the “Purchasers”). Pursuant to the Purchase Agreement, the Company agreed to issue and sell to the Purchasers in a registered direct offering (the “Offering”) under an effective shelf registration statement on Form S-3 (File No. 333-275261) and a related prospectus supplement filed with the Securities and Exchange Commission on March 25, 2024 (the “Prospectus Supplement”) an aggregate of 3,055 shares (the “Shares”) of common stock, par value $0.001 per share, and accompanying warrants (the “Accompanying Warrants”) to purchase up to 3,055 shares of common stock at an offering price of $2.901 per Share and Accompanying Warrant and pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 5,565 shares of common stock and Accompanying Warrants to purchase up to 5,565 shares of common stock, at an offering price of $2.900 per share underlying each Pre-Funded Warrant and Accompanying Warrant, which equals the offering price per Share and Accompanying Warrant less the $0.001 exercise price per share of the Pre-Funded Warrants. The Pre-Funded Warrants and Accompanying Warrants are not listed on the Nasdaq Capital Market or any other securities exchange or trading system and the Company does not intend to list them. On March 27, 2024, The Company received $25,000 of gross proceeds from the Offering. The Company intends to use the proceeds from the Offering, together with its existing cash and cash equivalents, to fund planned clinical trials of BXCL501, commercialization activities for IGALMI™ and for working capital and other general corporate purposes.

The Pre-Funded Warrants have an exercise price per share of common stock equal to $0.001 per share. The exercise price and the number of shares of common stock issuable upon exercise of the Pre-Funded Warrants are subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. The Pre-Funded Warrants are exercisable at any time after the date of issuance.

The Accompanying Warrants have an exercise price per share of common stock equal to $3.20 per share. The exercise price and the number of shares of common stock issuable upon exercise of the Accompanying Warrants are subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Common Stock. The Accompanying Warrants will be exercisable at any time after the date of issuance and will expire on the fifth anniversary of the date of issuance. The Accompanying Warrants failed to meet the requirements to be indexed to equity and equity classified, and meet the definition of a derivative instrument. Therefore, these instruments are recorded as Derivative liabilities in the Condensed Consolidated Balance Sheet as of March 31, 2024.

Cash Flows

	Three months ended March 31,
	2024	2023
Cash (used in) provided by:
Operating activities	$(17,706)	$(52,353)
Investing activities	$—	$—
Financing activities	$26,626	$24,149

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2024 was $17,706 and was primarily attributable to our net loss of $26,791, a $448 increase in Inventory, a $307 increase in Accounts receivable and a $619 reduction in Accrued interest, in part offset by $3,433 of non-cash stock-based compensation, a $4,826 increase in accounts payable, accrued expenses due to related parties, and other current liabilities, and a $901 decrease in prepaid expenses, other current assets and other assets. The decrease in cash used in operating activities compared to the prior year reflects our actions taken under the Reprioritization.

Net cash used in operating activities for the three months ended March 31, 2023 was $52,353, which was primarily attributable to our net loss of $52,796, which is due to our being in the early stages of commercial launch of IGALMITM and our continued product development efforts, offset by $4,877 in non-cash stock-based compensation. We also paid down balances to vendors during the period and prepaid certain neuroscience related clinical trial expenses.

Investing Activities

There were no investing activities in the three months ended March 31, 2024 and 2023.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2024, was $26,626 and was attributable to $25,000 proceeds received from the sale of common stock and warrants under the March 2024 registered direct offering and the net proceeds received from the sale of common stock under the Sale Agreement with Jefferies of $1,691.

Net cash provided by financing activities for the three months ended March 31, 2023 was $24,149 and was primarily attributable to net proceeds received from the sale of common stock under the Sale Agreement with Jefferies of $23,918 and the exercise of stock options.

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

We believe that our existing cash and cash equivalents as of March 31, 2024 will not be sufficient to enable us to fund operating expenses and capital expenditure requirements for at least the next 12 months from the date of the issuance of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, including funding our ongoing research and development and commercialization efforts. In particular, after giving effect to the Reprioritization, we believe that our cash and cash equivalents of $74,141 as of March 31, 2024 will allow us to fund our operations and meet our liquidity requirements into the second half of 2024. We expect that we will need to obtain substantial additional funding to fund our ongoing operations and planned trials. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interests of our existing stockholders may be materially diluted, and the terms of these securities could include liquidation or other preferences that could adversely affect the rights of our existing stockholders. In addition, debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends, which could adversely impact our ability to conduct our business. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. If we are unable to raise capital when needed or on attractive terms, we could be forced to significantly delay, scale back or discontinue the development or commercialization of our product candidates, seek collaborators at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available, and relinquish or license, potentially on unfavorable terms, our rights to our product candidates that we otherwise would seek to develop or commercialize ourselves. To date, we have continued research and development activities while managing our cash position. However, we can provide no assurance that will be successful in obtaining additional necessary resources and, if we are unable to fund our operations, including our clinical trials, we may need to focus on advancing fewer of our product candidates or otherwise consider strategic alternatives.

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

BTI leases office space for its corporate headquarters at 555 Long Wharf Drive, New Haven, Connecticut (the “HQ Lease”). The HQ Lease expires in February 2026. The Company has an option to renew the HQ Lease for one additional five-year term. Payments under the HQ Lease are fixed. The Company has approximately $743 of payments remaining under the HQ Lease. For additional details, see Note 13, Leases in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information relating to the Company’s leases.

In addition, we are obligated to make quarterly interest payments under our Credit Agreement, respectively, as well as potential Revenue Covenant cure payments under the Credit Agreement. For additional details, see Note 9, Debt and

Credit Facilities in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information relating to the Company’s debt payment obligations. See also “— Sources of Liquidity” for additional information regarding anticipated amendments to the Company’s debt payment obligations.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. We have reviewed and determined that those critical accounting policies and estimates remain our critical accounting policies and estimates as of and for the three months ended March 31, 2024. No material changes were made to our existing critical accounting policies and estimates during the period presented. Refer to Note 3, Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements elsewhere in this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Risk

As of March 31, 2024, we had $74,141 of cash and cash equivalents. Our cash and cash equivalents are primarily held in money market funds that hold U.S. government cash equivalent instruments. We do not participate in any foreign currency hedging activities and have limited exposure to other derivative financial instruments, primarily resulting from the terms and conditions of the OFA Facilities. We did not recognize any significant exchange rate losses during the three months ended March 31, 2024 and 2023.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

You should carefully consider the risks described below, as well as general economic and business risks and the other information in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The occurrence of any of the events or circumstances described below or other adverse events could have a material adverse effect on our business, results of operations and financial condition and could cause the trading price of our common stock to decline. Additional risks or uncertainties not presently known to us or that we currently deem immaterial may also harm our business.

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

Since our inception, we have incurred significant operating losses. Our net loss was $26.8 million and $52.8 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had a stockholders’ deficit of approximately $72.4 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We have only one product candidate approved for marketing in the U.S., none in any other jurisdiction, and may never receive approval beyond the one product approved to date. It could be several years, if ever, before we have a commercialized product that generates significant revenues through sales of IGALMITM or our product candidates, if approved. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses may increase in the long term as we:

●	evaluate the development of our product candidates;
●	conduct preclinical studies and clinical trials for our current product candidates and any future product candidates that we may pursue;
●	continue to develop, maintain, expand and protect our intellectual property portfolio;

●	pursue regulatory approvals for our current and future product candidates that successfully complete clinical trials;
●	develop an appropriate sales, marketing, and distribution infrastructure to commercialize IGALMITM and any other product candidates for which we may obtain marketing approval;
●	potentially hire additional clinical, commercial, regulatory, scientific and finance personnel; and
●	incur additional legal, accounting and other expenses in operating as a public company.

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

In May 2024, we initiated a further workforce reduction, and we may undertake further similar cost-saving initiatives, which may include additional restructuring or workforce reductions. These types of cost-reduction activities can be complex and result in unintended consequences and costs, including decreased employee morale, loss of institutional knowledge and expertise and adversely impact our business.

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

We may be required to expend significant funds to continue to commercialize IGALMITM in the U.S. and advance the development of BXCL501, BXCL701, BXCL502 and our other product candidates. In addition, while we may seek one or more collaborators for future development of our current product candidates or any future product candidates that we may develop for one or more indications, we may not be able to enter into a collaboration for any of our product candidates for such indications on suitable terms, on a timely basis or at all. In any event, our existing cash will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of our product candidates or our other preclinical programs. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. We may also seek third-party investments in or other strategic options for our subsidiary, OnkosXcel. Further financing may not be available to us on acceptable terms, or at all. In addition, we are reliant on the financial institutions with which we hold our cash and cash equivalents. If such institutions were to close, we may not be able to recover all of our cash or cash equivalents held at such institutions. Moreover, market volatility, credit crises, adverse macroeconomic conditions, such as high interest or inflation rates, or other factors, as well as Company-specific factors such as the progress of our development pipeline, adverse clinical events or results, regulatory investigations, or ongoing or potential legal proceedings, could also adversely impact our ability to access capital as and when needed. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

Management believes that, after giving effect to the Reprioritization, the Company’s cash and cash equivalents of $74.1 million as of March 31, 2024 will allow the Company to fund its operations and meet its liquidity requirements into the second half of 2024. However, the ultimate expected cost benefit resulting from the Reprioritization cannot be assured, and there can be no assurance that we will be able to extend our cash runway by meeting the conditions for additional funding under the terms of our Credit Agreement (defined below) or otherwise. In addition, the failure to raise additional financing in accordance with the minimum capital raising requirements of our Credit Agreement would trigger an event of default thereunder. The Fourth Amendment to our Credit Agreement includes covenants that we will receive, (i) after March 20, 2024, which is the effective date of the Fourth Amendment, and on or before April 15, 2024, at least $25.0 million in gross proceeds from the issuance of our common stock, warrants and/or pre-funded warrants, and/or in non-refundable cash consideration from partnering transactions entered into after March 20, 2024 (so long as such partnering transactions would not require us or any of our subsidiaries to make any cash investments in connection with the partnering transactions and no such cash investments are made), and (ii) after March 20, 2024 and on or before November 30, 2024, at least $50.0 million (for the avoidance of doubt, inclusive of amounts previously counted toward the preceding clause (i)) in gross proceeds from the issuance of our common stock, warrants and/or pre-funded warrants, and/or in cash and/or non-cash consideration (measured at fair market value, as determined by the Administrative Agent (as defined in the Credit Agreement) in its sole discretion from partnering transactions entered into after March 20, 2024. Failure to perform this covenant would constitute (A) a default under the Credit Agreement and (B) an event of default under the Credit Agreement, subject to a cure period in the case of clause (i) of the preceding sentence, until May 15, 2024. For the avoidance of doubt, failure to perform clause (ii) would constitute an immediate event of default under the Credit Agreement without any cure or grace period.

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

As of March 31, 2024, we had aggregate principal indebtedness of $103.9 million outstanding under our Credit Agreement and Guaranty (as amended, the “Credit Agreement”) by and among the Company, as the borrower, certain subsidiaries of the Company from time to time party thereto as subsidiary guarantors, the lenders party thereto (the “Lenders”), and Oaktree Fund Administration LLC (“OFA”) as administrative agent.

Restrictive covenants in the Credit Agreement place limits on our ability to conduct our business. The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions, subject to certain exceptions, including specific exceptions with respect to product commercialization and development activities. In addition, certain events, including receipt of a warning letter from the FDA, may constitute an event of default. We must also comply with certain covenants under the Credit Agreement, including a financial covenant that requires we maintain a minimum cash liquidity amount of $15 million (or higher upon certain events, including as described in the Fourth Amendment to the Credit Agreement described in Note 9, Debt and credit facilities in the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q) and a minimum revenue requirement measured on a quarterly basis based on the revenue attributable to BXCL501 for the six consecutive month period ending on the last day of the relevant quarter, subject to cure payments of not less than $1.0 million if we fail to meet the minimum revenue requirement. The minimum revenue requirement applies beginning with the preceding six-month period ending on December 31, 2024, and ranges from approximately $4.5 million for the fourth quarter of 2024 to approximately $47.9 million for the first quarter of 2027. If we fail to meet the minimum revenue requirements for the preceding six-month periods ending on December 31, 2024, March 31, 2025, June 30, 2025 and September 30, 2025, we could be required to make revenue cure payments for the revenue shortfalls of up to $4.5 million, $6.2 million, $8.5 million, and $8.5 million, respectively, plus aggregate prepayment fees of $1.9 million. Under the Credit Agreement, these cure payments would be due on April 21, 2025, June 6, 2025, September 5, 2025 and December 8, 2025, respectively. We are only permitted to make cure payments for revenue shortfalls up to three times during the term of the Credit Agreement, after which we would default on the Credit Agreement if we are unable to satisfy the minimum revenue requirement for any subsequent fiscal quarter. In addition, certain events, including certain regulatory events and any “going concern” or similar qualification in a report of the Company’s independent registered public accountants relating to the Company’s annual financial statements, constitute an event of default under the Credit Agreement. The report of our independent registered public accounting firm included in the Annual Report on Form 10-K for the year ended December 31, 2023 contains a “going concern” explanatory paragraph. In March 2024 we entered into a Fourth Amendment to the Credit Agreement, pursuant to which the Lenders waived compliance with this covenant with respect to the report contained in the Annual Report on Form 10-K for the year ended December 31, 2023. The Fourth Amendment to the Credit Agreement also includes other covenants relating to minimum cash liquidity covenants and minimum capital raising requirements and failure to comply with such obligations, or other obligations required under the Credit Agreement, could trigger an event of default. Certain change of control events can also trigger an event of default under the Credit Agreement, including control by any entity or group of entities, other than BioXcel LLC and its affiliates, that acquires 35% or more of our voting capital stock.

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

As of March 31, 2024, we had $74.1 million in cash and cash equivalents. Based on our existing cash, cash equivalents and lack of current availability under our funding facilities, we do not believe we have sufficient cash on hand to support current operations and service our debt obligations for at least one year from the date of issuance of the audited consolidated financial statements appearing in this Quarterly Report on Form 10-Q. This condition raises substantial doubt about our ability to continue as a going concern for at least one year from the date that our financial statements for the three months ended March 31, 2024 are issued. In order to mitigate the current and potential future liquidity issues, we have undertaken the Reprioritization and may, among other things, seek to raise capital through the issuance of common stock, or by restructuring, refinancing, and/or amending the terms of the Credit Agreement (including with respect to regulatory related events of default that do not contain a cure period) or pursue other strategic alternatives. However, such transactions may not be successful and we may not be able to raise additional equity and/or financing necessary to meet our obligations. Moreover, our Credit Agreement contains covenants that we may be unable to comply with and which could result in the acceleration of our debt service obligations, further reducing our capital resources and ability to fund our operations. As such, there can be no assurance that we will be able to continue as a going concern and we may be forced to delay, reduce or discontinue our product development programs or commercialization efforts in order to preserve cash. For additional cost-saving and other strategic initiatives we may be compelled to pursue, see the risk factor entitled, “We will need substantial additional funding, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts or otherwise seek strategic alternatives.”

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

In addition, we are continuing to seek feedback from the FDA with respect to our TRANQUILITY program. For example, on February 20, 2024, we held a Type B/Breakthrough Therapy designation meeting with the FDA. The original purpose of this meeting was to obtain feedback on the design of a proposed at-home study that did not include caregiver-collected efficacy endpoints, based on our belief that obtaining caregiver assessments of efficacy would be challenging. We believe there are no validated caregiver endpoints for assessing efficacy in Alzheimer’s disease patients in the at-home setting. As a result, we focused on requesting feedback from the FDA regarding our proposal for an at-home clinical study with safety as the primary objective, and to better understand what additional data would be required to submit an sNDA to support labeling for BXCL501 to include the acute treatment of agitation associated with dementia in probable Alzheimer’s disease or, in the alternative, in this population in the care setting only. In its preliminary responses, the FDA reiterated its prior comments that we generate additional efficacy data, including repeat-dose efficacy data, to support an sNDA submission, as the FDA indicated that our proposed efficacy database, which currently includes the 70 patients who have been treated with 60 mcg of BXCL501 in TRANQUILITY I and TRANQUILITY II, would not contain substantial evidence of effectiveness absent additional data. The FDA advised that we generate the necessary efficacy data in care facilities prior to conducting any trials in the at-home setting. In addition, the FDA indicated the need to generate long-term safety data to support an sNDA submission, including from probable Alzheimer’s disease patients exposed to BXCL501, for up to one year. We have received the final meeting minutes from the FDA, which we believe are consistent with the FDA’s preliminary responses and the subsequent meeting discussion. Based on the FDA’s feedback, we are currently planning to generate additional Phase 3 efficacy and safety data, in a variety of relevant care-facility settings and across severity of dementia, including through, among other things, conducting our planned TRANQULITY In-Care Phase 3 trial. In addition, we plan to discuss the details of the requirement for long-term safety data at a future meeting with the FDA. Also, although we announced in November 2023 that we were planning to conduct a Phase 3 trial in the at-home setting, with safety as the primary objective (TRANQUILITY At Home), given the priority to expand the database to generate additional efficacy and safety data in care facilities, we are re-evaluating the timing for initiating TRANQUILITY At Home. Conducting any new clinical trial can take significant time, funding and resources, and there are no assurances we could raise sufficient capital or have the liquidity and resources to conduct further clinical trials in our TRANQUILITY program, including our planned TRANQUILITY In-Care Trial. Any new clinical trials conducted in our target patient populations may have different safety or efficacy results from the topline data the Company previously announced for the TRANQUILITY II clinical trial. Further, any government investigation, disqualification, or debarment of, or proceeding or action against the principal investigator, or any government investigation, proceeding or action against us, could further delay development and approval of BXCL501 for this indication, and otherwise have a material adverse effect on us, our financial condition (including triggering a potential event of default under our Credit Agreement), results of operations and prospects.

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

Although we may seek additional feedback from the FDA regarding the potential of our ongoing, planned or completed clinical trials to support submission of one or more sNDAs and to support a label for use in the home, it is possible that the FDA may not consider the data from such studies adequate to support such submissions. For example, on October 11, 2023, we received feedback from the FDA that TRANQUILITY I and TRANQUILITY II alone are not sufficient to support an sNDA submission for the use of BXCL501 to treat acute agitation (non-daily) in patients with dementia due to probable Alzheimer’s disease in either the at-home setting or care facilities, and the FDA indicated that we should, among other things, conduct a further clinical trial to evaluate safety and collect efficacy data of BXCL501 before we are able to submit an sNDA seeking approval of BXCL501 for use in such populations.

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

Although we continue to seek feedback from the FDA with respect to our TRANQUILITY program, the FDA may not agree that any trial designs we propose are sufficient to establish both the safety and efficacy of BXCL501 for the acute treatment of agitation associated with dementia due to probable Alzheimer’s disease in either a care setting or an at-home setting. For example, to assess safety, the FDA has indicated that we need to expose more patients to BXCL501 for a longer period of time and that an efficacy trial of a shorter duration, combined with the patients in its previous trials, would not support submissions of an sNDA. Further, to assess efficacy in the home setting, the FDA may determine that we cannot rely on our previous studies of BXCL501 for this proposed indication since those studies were conducted in assisted living facilities and they are not comparable to the at-home setting. The FDA may also require us to seek approval for BXCL501 for use in care facilities prior to seeking any approval for at-home use in the targeted AD patient population. In particular, we are planning to generate additional Phase 3 safety and efficacy data in a variety of relevant care-facility settings, including by conducting our planned TRANQUILITY In-Care trial, but even if our planned clinical efforts are successful and even if we are able to obtain approval of BXCL501 for use in patients with dementia due to probable Alzheimer's disease in the care setting, we cannot provide assurance that we will be able to seek or obtain approval of BXCL501 for the treatment of agitation in patients with dementia due to probable Alzheimer’s disease in the at-home setting based on these data and we expect that we will be required to generate additional data to evaluate the at-home use of BXCL501 in our targeted Alzheimer's dementia population before we are able to seek approval for such at-home use in this population, if ever. In addition, the FDA may determine that we cannot rely on the data from our prior TRANQUILITY II Phase 3 trial to support an sNDA as a result of potential data integrity issues at the trial site, as the FDA may not agree with our belief that data reliability and integrity remain intact. See Part II, Item 1A, “Risk Factors—Risks Related to the Discovery and Development of Product Candidates—Developments relating to its TRANQUILITY II Phase 3 trial may impact the timing of its development plans for, and prospects for seeking or obtaining regulatory approval of, BXCL501 for the acute treatment of agitation (non-daily) associated with dementia in patients with probable Alzheimer’s disease” for additional information. If the FDA does not accept the data from our prior TRANQUILITY II Phase 3 trial, we could be required to conduct additional clinical trials beyond those we currently contemplate, which would increase our costs and delay potential submission of an sNDA for BXCL501 which in turn would adversely affect our financial position and operations.

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

With respect to our SERENITY program, we also held a Type C Meeting with the FDA on March 6, 2024 to obtain further feedback on our proposed changes to the design of SERENITY III Part 2, including with respect to the trial endpoints, and to discuss the content and format of a potential sNDA submission to expand the label of IGALMITM 120 micrograms to the acute treatment of agitation associated with schizophrenia and bipolar disorders in the outpatient setting. IGALMITM is already approved at the 120 mcg dose based on efficacy data that we previously generated in treating a single episode of agitation. Consistent with the data generated to date, the label for IGALMITM currently includes a limitation on use (“LOU”), noting the lack of efficacy or safety data beyond 24 hours following the first dose. During our March 6, 2024 Type C meeting with the FDA, we discussed, among other things, whether evaluating the at-home use of BXCL501 120 mcg, with safety as the primary objective and efficacy measures as exploratory endpoints, if successful, could support the submission of an sNDA seeking expansion of the current label for IGALMITM 120 mcg to allow at-home use and labeling without the current LOU. Based on current FDA feedback, we plan to amend the Part 2 of the SERENITY III protocol to evaluate the safety and efficacy of the 120 mg dose in the at-home setting, and now refer to this revised trial as the SERENITY At-Home trial. We believe that our ability to seek labeling without the current LOU will depend, in part, on the number of agitation episodes we observe during our planned study period. Even if our planned SERENITY At-home trial is successful in demonstrating safety in the at-home setting, and even if the IGALMITM 120 mcg label is expanded to allow outpatient use, there is no guarantee that we will observe and/or treat a sufficient number of agitation episodes during the study period to support removal of the current LOU.

Any modifications to our proposed trial designs, whether by us or by the FDA would delay our initiation of such proposed trials, increase the costs of any trial that we do conduct and delay any potential submission of an sNDAs for BXCL501. Requirements to conduct additional clinical trials evaluating BXCL501 in support of our planned sNDAs seeking approvals for BXCL501 for our targeted patient populations in at-home settings would increase our costs, and in either case, such modifications or requirements could have a material adverse effect on our prospects and results of operations.

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

The discovery and development of product candidates based on EvolverAI, BioXcel LLC’s proprietary pharmaceutical discovery and development engine, and our AI platform is novel and unproven, and we do not know whether we will be able to develop any products of commercial value.

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

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations, any resurgence of the virus or emergence of new variants may lead to inspectional or administrative delays. If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

In the U.S., we are subject to various federal and state health care “fraud and abuse” laws, including anti- kickback laws, false claims laws and other laws intended to reduce fraud and abuse in federal and state health care programs, which could affect us, and our ability to successfully commercialize our products in the U.S. We may have to comply with similar laws and regulations outside the U.S. These laws include:

●	the federal Anti-Kickback Statute makes it illegal for any person, including a prescription drug manufacturer (or a party acting on its behalf), to knowingly and willfully solicit, receive, offer or pay any remuneration that is intended to induce the referral of business, including the purchase, order or prescription of a particular drug for which payment may be made under a federal health care program, such as Medicare or Medicaid. A person or entity does not need to have actual knowledge of this statute or specific intent to violate it to have committed a violation;
●	false claims laws prohibit anyone from knowingly and willfully presenting or causing to be presented for payment to third-party payers, including government payers, claims for reimbursed drugs or services that are false or fraudulent, claims for items or services that were not provided as claimed, or claims for medically unnecessary items or services. Cases have been brought under false claims laws alleging that off-label promotion of pharmaceutical products or the provision of kickbacks has resulted in the submission of false claims to governmental health care programs. In addition, the government may assert that a claim, including items or services resulting from a violation of the federal Anti-Kickback Statute, constitutes a false or fraudulent claim for purposes of the false claims laws. Further, private individuals have the ability to bring actions on behalf of the government under the federal False Claims Act;

●	the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) prohibits persons or entities from knowingly and willfully executing a scheme to defraud any health care benefit program, including private payers, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services. Similar to the federal Anti- Kickback Statute, a person or entity does not need to have actual knowledge of these statutes or specific intent to violate them to have committed a violation;
●	federal civil monetary penalties laws, which impose civil fines for, among other things, the offering or transfer of remuneration to a Medicare or state health care program beneficiary if the person knows, or should know, it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state health care program, unless an exception applies;
●	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
●	the federal physician sunshine requirements under the Patient Protection and Affordable Care Act, (“ACA”), which requires certain manufacturers of drugs, devices, biologics, and medical supplies to report annually to the Centers for Medicare & Medicaid Services (“CMS”) information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiologist assistants, and certified nurse midwives), and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members;
●	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to health care providers and other potential referral sources; and state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other health care providers or marketing expenditures and pricing information; and
●	European and other foreign law equivalents of each of the laws, including reporting requirements detailing interactions with and payments to health care providers.

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

As of March 31, 2024, BioXcel LLC owned approximately 21% of the economic interest and voting power of our outstanding common stock and BioXcel LLC is controlled by BioXcel Holdings, Inc. Our Chief Executive Officer and member of our board of directors, Vimal Mehta, Ph.D., is the Chief Executive Officer, President, Treasurer and Secretary and a member of the board of managers of BioXcel LLC and Chief Executive Officer, President, Treasurer and Secretary and the sole member of the board of directors of BioXcel Holdings, Inc. See “The management of and beneficial ownership in BioXcel LLC by our executive officers and our directors may create, or may create the appearance of, conflicts of interest.” below. Even though BioXcel LLC controls less than a majority of the voting power of our outstanding common stock, it may influence the outcome of such corporate actions so long as it owns a significant portion of our common stock.

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

Our Chief Executive Officer and member of our board of directors, Vimal Mehta, Ph.D., is the Chief Executive Officer, President, Treasurer and Secretary and a member of the board of managers of BioXcel LLC and Chief Executive Officer, President, Treasurer and Secretary and the sole member of the board of directors of BioXcel Holdings, Inc. Additionally, as of March 31, 2024, Dr. Mehta, through his beneficial ownership of BioXcel LLC, beneficially owned approximately 27.8% of the Company. The management and ownership of BioXcel LLC by Dr. Mehta may create the appearance of, conflicts of interest when Dr. Mehta is faced with decisions that could have different implications for BioXcel LLC than the decisions have for us, including decisions that relate to our Services Agreement and Contribution Agreement, as well as potential agreements relating to future product candidates and AI-related services or collaborations. Any perceived conflicts of interest resulting from investors questioning the independence of our management or the integrity of corporate governance procedures may materially affect our stock price and expose us to litigation risk.

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

In Europe, on December 8, 2023, the European Union legislators reached a political agreement on the EU Artificial Intelligence Act (“EU AI Act”) which establishes a comprehensive, risk-based governance framework for AI in the EU market. The EU AI Act is expected to enter into force in 2024, and the majority of the substantive requirements will apply two years later. The EU AI Act will apply to companies that develop, use and/ or provide AI in the EU and includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose AI and foundation models, and proposes fines for breach of up to 7% of worldwide annual turnover. In addition, on September 28, 2022, the European Commission proposed two Directives seeking to establish a harmonized civil liability regime for AI in the EU. Once fully applicable, this regulatory framework is expected to have a material impact on the way AI is regulated in the EU, and together with developing guidance and/ or decisions in this area, may affect our use of AI and our ability to provide, improve or commercialize our services, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, operations and financial condition. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulation, our internal policies and procedures or our contracts governing our processing of personal information could result in negative publicity, government investigations and enforcement actions, claims by third parties and damage to our reputation, any of which could have a material adverse effect on our operations, financial performance and business.

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

Future sales and issuances of our common stock, including common stock that may be sold following exercise of outstanding warrants, would result in additional dilution of the percentage ownership of our stockholders and could adversely impact the share price of our common stock.

We expect that significant additional capital will be needed in the future to continue our planned operations, including, without limitation, funding our trials and studies, marketing and commercializing our products and funding our operations. Accordingly, we have sold, and in the future may sell, common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. To the extent we raise additional capital by issuing additional shares of common stock or securities convertible or exchangeable for our common stock, our stockholders may experience substantial dilution, and new investors could gain rights superior to our existing stockholders.

In March 2024, we issued and sold in a registered direct offering 3,054,609 shares of our common stock, accompanying warrants to purchase up to 8,619,636 shares of our common stock and pre-funded warrants to purchase up to 5,565,027 shares of our common stock (see Note 11, Common Stock Financing Activities in this Quarterly Report on Form 10-Q for additional information). The number of shares of common stock underlying our outstanding warrants is significant in relation to our outstanding common stock (30.4% as of May 6, 2024), which could have a negative effect on the market price of our common stock and make it more difficult for us to raise funds through future equity offerings. In the event these warrants are exercised, our stockholders will experience additional dilution. To the extent outstanding stock options or warrants are exercised, there would be further dilution to our existing stockholders, which could impact the price of our common stock.

Because certain of our stockholders control a significant number of shares of our common stock, they may have significant influence over actions requiring stockholder approval.

As of March 31, 2024, our directors, executive officers and BioXcel LLC, and their respective affiliates, beneficially owned approximately 31.3% of our outstanding shares of common stock. As a result, these stockholders, acting together, would have significant control over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have significant control over the management and affairs of our Company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

We are, and may in the future become, subject to various legal proceedings, claims and investigations that arise in or outside the ordinary course of business. For example, on July 7, 2023, plaintiff Katelyn Martin filed a class action complaint against the Company and certain executives in the United States District Court for the District of Connecticut, captioned Martin v. BioXcel Therapeutics, et al., 3:23-cv-00915 (D. Conn). On October 4, 2023, pursuant to the Private Securities Litigation Reform Act, the court appointed two co-Lead Plaintiffs. The co-Lead Plaintiffs filed an amended complaint on December 5, 2023, alleging violations of Sections 10(b) and 20A of the Exchange Act and SEC Rule 10b-5 promulgated thereunder. The amended complaint alleges that defendants made false or misleading statements regarding the TRANQUILITY II trial and the development of BXCL501 for an expanded indication related to the treatment of certain Alzheimer’s-related agitation. Defendants filed a motion to dismiss on February 6, 2024, which has not been decided.

On November 28, 2023, Plaintiffs Pratheesan Panancherry and Jeffrey Bastress filed a stockholder derivative complaint in the United States District Court for the District of Connecticut purportedly on behalf of the Company and against Vimal Mehta, Richard I. Steinhart, Peter Mueller, June Bray, Sandeep Laumas, Michael Miller, Michal Votruba, and Krishnan Nandabalan as Defendants, and the Company as Nominal Defendant under the caption Panancherry et al v. Mehta et al, 3:23-cv-1554. Following the initial action, Plaintiffs Maria Vomvolakis (3:24-cv-3) and Kelly Fowler (3:24-cv-203) each filed separate stockholder derivative complaints in the District of Connecticut raising similar claims as Panancherry and Bastress, including business torts and violations of the Securities Exchange Act of 1934. The cases have been consolidated under the caption In re BioXcel Therapeutics, Inc. Stockholder Derivative Litigation, 3:23-cv-1554 (D. Conn.). The consolidated action is currently stayed.

On January 11, 2024, Plaintiff Jeremy Smith filed a stockholder derivative complaint in the United States District Court for the United States District Court for the District of Delaware purportedly on behalf of the Company and against Vimal Mehta, Peter Mueller, June Bray, Sandeep Laumas, Michael Miller, Michal Votruba, Richard I. Steinhart, Robert Risinger, and Krishnan Nandabalan as Defendants, and the Company as Nominal Defendant under the caption Smith v. Mehta et al, 1:24-cv-00041. Following the initial action, Plaintiff Janice Korff filed a stockholder derivative complaint in the District of Delaware raising similar claims as Smith (1:24-cv-130), including business torts and violations of the Securities Exchange Act of 1934. The cases have been consolidated under the caption In re BioXcel Therapeutics, Inc. Derivative Litigation, 1:24-cv-00041 (D. Del.). The consolidated action is currently stayed.

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

Item 2. Unregistered Sales of Equity Securities, and Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)

Item 2.05 Costs Associated with Exit or Disposal Activities.

On May 2, 2024, the Company’s Board of Directors approved a further reduction of approximately 15% of the Company’s current workforce as part of its continued efforts to preserve cash and prioritize investment in our core clinical programs. The Company notified impacted employees on May 8, 2024 and expects to record restructuring costs of approximately $920,000 in the three-month period ended June 30, 2024. These costs consist of severance and benefit costs, all of which are expected to be paid in cash. The Company expects to complete the workforce reduction by June 2024.

The estimated costs that the Company expects to incur and the expected timing to complete the workforce reduction are subject to a number of assumptions, and actual results may materially differ. The Company may also incur other cash or non-cash charges or cash expenditures not currently contemplated due to events that may occur as a result of, or in association with, the workforce reduction.

(b) None.

(c) During the three months ended March 31, 2024, none of our directors or “officers” (as defined under as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation, as amended.	10-Q	001-38410	3.1	8/10/2021

3.2	Amended and Restated Bylaws.	8-K	001-38410	3.2	3/13/2018

4.1	Form of Warrant Agreement, dated March 20, 2024	10-K	001-38410	4.5	3/22/2024

4.2	Second Amended and Restated Registration Rights Agreement, between the Company and the parties thereto, dated March 20, 2024.	10-K	001-38410	4.6	3/22/2024

4.3	Form of Pre-Funded Warrant	8-K	001-38410	4.1	3/25/2024

4.4	Form of Accompanying Warrant	8-K	001-38410	4.2	3/25/2024

10.1

Third Amendment to Credit Agreement and Guaranty dated February 12, 2024, which amended the Credit Agreement and Guaranty, dated April 19, 2022, by and among the Company, as the borrower, certain subsidiaries of the Company from time to time party thereto as subsidiary guarantors, the lenders party thereto, and Oaktree Fund Administration LLC, as administrative agent (as amended by the Waiver and First Amendment to Credit Agreement and Guaranty, dated as of November 13, 2023 and the Second Amendment to Credit Agreement and Guaranty and Termination of Revenue Interest Financing Agreement dated as of December 5, 2023)

		8-K	001-38410	10.1	2/12/2024

10.2	Fourth Amendment to Credit Agreement and Guaranty, dated March 20, 2024, to the Credit Agreement and Guaranty, dated April 19, 2022, by and among the Company, as the borrower, certain subsidiaries of the Company from time to time party thereto as subsidiary guarantors, the lenders party thereto, and Oaktree Fund Administration LLC, as administrative agent (as amended).	10-K	001-38410	10.22.4	3/22/2024

10.3	Securities Purchase Agreement, dated March 25, 2024, between the Company and the Purchasers.	8-K	001-38410	10.1	3/25/2024

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	Inline XBRL Instance Document	*
- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document	*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	*
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BioXcel Therapeutics, Inc.

Dated: May 9, 2024	By:
/s/ Vimal Mehta
Vimal Mehta
Chief Executive Officer
(Principal Executive Officer)

Dated: May 9, 2024	By:
/s/ Richard Steinhart
Richard Steinhart
Chief Financial Officer
(Principal Financial Officer)