Form 10-Q
period 2024-06-30
BioXcel Therapeutics, Inc.
filed 2024-08-06
CIK 1720893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding at July 22, 2024 was 40,743,762.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIOXCEL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share amounts)

	June 30,
	2024	December 31,
	(unaudited)	2023
ASSETS
Current assets
Cash and cash equivalents	$56,271	$65,221
Accounts receivable, net	812	71
Inventory	2,680	1,991
Prepaid expenses	2,775	2,782
Other current assets	1,643	2,078
Total current assets	$64,181	$72,143
Property and equipment, net	629	784
Operating lease right-of-use assets	538	688
Other assets	87	87
Total assets	$65,435	$73,702

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
Accounts payable	$13,256	$13,654
Accrued expenses	13,485	12,424
Due to related parties	107	107
Accrued interest	79	736
Other current liabilities	361	346
Total current liabilities	$27,288	$27,267
Long-term portion of operating lease liabilities	256	440
Derivative liabilities	9,186	1,905
Long-term debt	103,006	100,598
Total liabilities	$139,736	$130,210

Commitments and contingencies (Note 16)
Stockholders' (deficit) equity
Preferred stock, $0.001 par value, 10,000 shares authorized; no shares issued and outstanding as of June 30, 2024 and December 31, 2023	$—	$—
Common stock, $0.001 par value, 200,000 and 100,000 shares authorized as of June 30, 2024 and December 31, 2023, respectively; 40,383 and 29,930 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	40	30
Additional paid-in-capital	551,347	534,060
Accumulated deficit	(625,688)	(590,598)
Total stockholders' (deficit) equity	$(74,301)	$(56,508)
Total liabilities and stockholders' (deficit) equity	$65,435	$73,702

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOXCEL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Revenues
Product revenue, net	$1,104	$457	$1,686	$663

Operating expenses
Cost of goods sold	$62	$26	$141	$34
Research and development	8,032	26,973	19,433	54,773
Selling, general and administrative	9,450	25,872	22,715	49,467
Restructuring costs	856	—	856	—
Total operating expenses	$18,400	$52,871	$43,145	$104,274
Loss from operations	$(17,296)	$(52,414)	$(41,459)	$(103,611)
Other expense (income)
Interest expense	3,700	3,259	7,307	6,627
Interest income	(671)	(1,621)	(1,618)	(3,636)
Other (income) expense, net	(12,026)	(537)	(12,058)	(291)
Net loss	$(8,299)	$(53,515)	$(35,090)	$(106,311)
Basic and diluted net loss per share attributable to common stockholders	$(0.21)	$(1.83)	$(0.99)	$(3.68)
Weighted average shares outstanding - basic and diluted	40,253	29,187	35,560	28,903

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOXCEL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(amounts in thousands)

(unaudited)

			Additional
	Common stock		paid-in-	Accumulated
	Shares	Amount	capital	deficit	Total
Balance as of December 31, 2022	28,147	$28	$488,292	$(411,545)	$76,775
Issuance of common shares, net of offering costs	756	1	23,917	—	23,918
Stock-based compensation	—	—	4,877	—	4,877
Exercise of stock options	173	—	258	—	258
Vesting of restricted stock units, net of employee tax obligations	24	—	(27)	—	(27)
Net loss	—	—	—	(52,796)	(52,796)
Balance as of March 31, 2023	29,100	$29	$517,317	$(464,341)	$53,005
Stock-based compensation	—	—	6,124	—	6,124
Issuance of stock purchase warrants	—	—	—	—	—
Exercise of stock options	136	—	250	—	250
Vesting of restricted stock units, net of employee tax obligations	31	—	—	—	—
Net loss	—	—	—	(53,515)	(53,515)
Balance as of June 30, 2023	29,267	$29	$523,691	$(517,856)	$5,864

			Additional
	Common stock		paid-in-	Accumulated
	Shares	Amount	capital	deficit	Total
Balance as of December 31, 2023	29,930	$30	$534,060	$(590,598)	$(56,508)
Issuance of common shares, net of offering costs	3,702	4	3,705	—	3,709
Stock-based compensation	—	—	3,433	—	3,433
Issuance of stock purchase warrants	—	—	224	—	224
Issuance of pre-funded stock purchase warrants	—	—	3,570	—	3,570
Net loss	—	—	—	(26,791)	(26,791)
Balance as of March 31, 2024	33,632	$34	$544,992	$(617,389)	$(72,363)
Issuance of common shares, net of offering costs	6,699	6	5,306	-	5,312
Stock-based compensation	—	—	1,057	—	1,057
Vesting of restricted stock units, net of employee tax obligations	52	—	(8)	—	(8)
Net loss	—	—	—	(8,299)	(8,299)
Balance as of June 30, 2024	40,383	$40	$551,347	$(625,688)	$(74,301)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOXCEL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six months ended June 30,
	2024	2023
OPERATING CASH FLOW ACTIVITIES:
Net loss	$(35,090)	$(106,311)
Reconciliation of net loss to net cash used in operating activities
Depreciation	155	161
Accretion of debt discount and amortization of financing costs	139	689
Change in fair value of derivative liabilities	(12,066)	(317)
Stock-based compensation expense	4,490	11,001
Payable-in-kind interest on Credit Agreement	2,493	803
Loss on disposal of equipment	—	2
Operating lease right-of-use assets	150	142
Changes in operating assets and liabilities
Accounts receivable	(741)	(183)
Inventory	(689)	60
Prepaid expenses, other current assets and other assets	442	(527)
Accounts payable, accrued expenses, due to related parties, and other current liabilities	664	1,843
Accrued interest	(657)	2,234
Operating lease liabilities	(170)	(156)
Net cash used in operating activities	$(40,880)	$(90,559)

INVESTING CASH FLOW ACTIVITIES:
Purchases of equipment and leasehold improvements	$—	$(20)
Net cash from investing activities	$—	$(20)

FINANCING CASH FLOW ACTIVITIES:
Proceeds from issuance of common stock and warrants	$32,219	$24,657
Offering costs for common stock and warrants issuance	(281)	(739)
Payment of employee tax obligations related to vesting restricted stock units	(8)	(27)
Exercise of stock options	—	508
Net cash provided by financing activities	$31,930	$24,399

Net decrease in cash and cash equivalents	$(8,950)	$(66,180)
Cash and cash equivalents, beginning of the period	65,221	193,725
Cash and cash equivalents, end of the period	$56,271	$127,545

Supplemental cash flow information:
Deferred initial public offering costs in accrued expenses	$—	$59
Issuance of stock purchase warrants	$224	$—

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

Note 2. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements do not include all the information and notes required by Generally Accepted Accounting Principles (“GAAP”) in the U.S. The accompanying year-end balance sheet was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2024, the results of its operations for the three and six months ended June 30, 2024 and 2023 and its cash flows for the six months ended June 30, 2024 and 2023. The results for the three and six months ended June 30, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods or any future year or period. The accompanying unaudited interim condensed consolidated financial statements of the Company should be read in conjunction with the audited financial statements and notes thereto included in the

Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission on March 22, 2024.

The accompanying condensed consolidated financial statements include the accounts for the Company and all entities where BTI has a controlling financial interest after elimination of all intercompany accounts and transactions and have been prepared in conformity with U.S. GAAP.

As of June 30, 2024, the Company had cash and cash equivalents of $56,271 and an accumulated deficit of $625,688. BTI has incurred substantial net losses and negative cash flows from operating activities in nearly every fiscal period since inception and expects this trend to continue for the foreseeable future. The Company recognized net losses of $8,299 and $53,515 for the three months ended June 30, 2024 and 2023, respectively, and $35,090 and $106,311 for the six months ended June 30, 2024 and 2023, respectively, and had net cash used in operating activities of $40,880 and $90,559 for the six months ended June, 2024 and 2023, respectively.

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

This going concern evaluation takes into consideration the potential mitigating effect of management’s Reprioritization (as defined in Note 4, Restructuring) and the additional restructuring actions taken in the second quarter of 2024. When substantial doubt exists, management evaluates whether the mitigating effect of its plans sufficiently alleviates the substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (i) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued and (ii) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Generally, to be considered probable of being effectively implemented, the plans need to be approved by the Company’s Board of Directors.  The Company’s Reprioritization was approved by the Board of Directors on August 8, 2023; however, such plans, including the additional restructuring actions taken in the second quarter of 2024, will not mitigate the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. As of June 30, 2024 and December 31, 2023, cash equivalents were comprised primarily of money market funds. Cash and cash equivalents held at financial institutions may at times exceed federally insured amounts. BTI management believes it mitigates such risk by investing in or through major financial institutions.

Accounts Receivable, Net

Accounts receivable arise from sales of IGALMITM and represent amounts due from distributors and group purchasing organizations (“GPOs”). Payment terms generally range from 30 to 90 days from the date of the sale transaction, and accordingly, do not involve a significant financing component. Receivables from product sales are recorded net of allowances which generally include distribution fees, prompt payment discounts, chargebacks, and credit losses. Allowances for distribution fees, prompt payment discounts and chargebacks are based on contractual terms. The Company estimated the current expected credit losses of its accounts receivable by assessing the risk of loss and available relevant information about collectability, existing contractual payment terms, actual payment patterns of its customers, individual customer circumstances, and reasonable and supportable forecast of economic conditions expected to exist throughout the contractual life of the receivable. Based on its assessment, as of June 30, 2024, the Company determined that an allowance for credit losses was not required.

Concentrations of Credit Risk

The Company sells IGALMITM through a drop-ship program under which orders from hospitals and similar health care institutions are processed through wholesalers, but shipments of the product are sent directly to the individual hospitals and similar health care institutions. BTI also contracts directly with certain hospitals, and GPOs. All trade accounts receivables are due from the distributor that fulfills orders on behalf of the Company and other customers. The Company sold $735 to a single customer during the second quarter of 2024, included in the Accounts receivable balance at June 30, 2024.

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

The Company’s stock-based awards are valued at fair value on the date of grant and that fair value is recognized as an expense in the Condensed Consolidated Statements of Operations over the requisite service period using the accelerated attribution method. The estimated value of the BTI RSUs and Performance Units is based on the Company’s closing stock price on the grant date. The estimated value of the OnkosXcel RSUs are based on the OnkosXcel valuation on the grant date. The estimated fair value of stock options and PSUs was determined using the Black-Scholes pricing model on the date of grant. For awards subject to performance-based vesting conditions, the Company recognizes stock-based compensation expense when the achievement of the performance condition becomes probable.

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

On May 8, 2024 the Company took additional actions as part of its continued efforts to preserve cash and prioritize investment in its core clinical programs. As part of these actions, the Company initiated a further reduction of approximately 15% of the Company’s then current workforce. The Company notified impacted employees on May 8, 2024 and recorded total restructuring costs of $856 for the three months ended June 30, 2024. These costs consisted of severance and benefit costs, all of which were paid during the three month period ended June 30, 2024.

Note 5. Inventory

Inventory consists of the following:

	June 30,	December 31,
	2024	2023

Raw materials	$843	$935
Work-in-process	387	651
Finished goods	1,450	405
Total inventory	$2,680	$1,991

The Company recorded inventory write-downs of $0 and $45 for the three and six months ended June 30, 2024, respectively. No inventory write-downs were recorded for the three and six months ended June 30, 2023.

Note 6. Property and Equipment, Net

Property and equipment, net consists of the following:

	June 30,	December 31,
	2024	2023

Computers and equipment	$202	$202
Furniture	575	575
Leasehold improvements	1,200	1,200
Total property and equipment	$1,977	$1,977
Accumulated depreciation	(1,348)	(1,193)
Total property and equipment, net	$629	$784

Depreciation expense was $77 and $81 for the three months ended June 30, 2024 and 2023, respectively, and $155 and $161 for the six months ended June 30, 2024 and 2023, respectively.

Note 7. Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2024	December 31, 2023

Accrued research and development expenses	$4,418	$6,406
Accrued compensation and benefits	2,084	163
Accrued professional fees	6,575	5,562
Accrued taxes	70	116
Other accrued expenses	338	177
Total accrued expenses	$13,485	$12,424

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

Service charges recorded under the Services Agreement for the three and six months ended June 30, 2024 and 2023, respectively were as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Research and development	$292	$414	$478	$629
Selling, general and administrative	90	60	138	86
Total	$382	$474	$616	$715

As of June 30, 2024, there were no outstanding service charges related to the Services Agreement included in Due to related parties in the Company’s Condensed Consolidated Balance Sheets.

Note 9. Debt and Credit Facilities

Debt, net of unamortized discounts and financing costs, consists of the following:

	June 30, 2024	December 31, 2023

Credit Agreement and Guaranty	$102,319	$102,319
Payable-in-kind ("PIK") interest	2,854	361
Total long-term debt liability	$105,173	$102,680
Unamortized debt premiums, discounts and issuance costs	(2,167)	(2,082)
Total long-term debt	$103,006	$100,598

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

Second Amendment to Credit Agreement and Guaranty and Termination of the RIFA

On December 5, 2023, (the “Second Amendment Effective Date”), the Company entered into the Second Amendment to Credit Agreement and Guaranty and Termination of Revenue Interest Financing Agreement (the “Second Amendment”), which further amended the Credit Agreement. On the Second Amendment Effective Date, the Credit Agreement was amended to provide up to $202,319 in senior secured term loans, including the initial Tranche A of $70,000, which was funded on April 28, 2022, and related capitalized interest on Tranche A through the Second Amendment Effective Date in the amount of $72,319. In addition, the $30,000 in financing previously provided to the Company under the RIFA on July 8, 2022 was converted to a term loan under the Credit Agreement (the “Tranche A-2 Term Loan”). The RIFA and all commitments for potential future funding thereunder were terminated. In addition, pursuant to the Second Amendment, the Lenders agreed to permit the Company to invest up to a maximum of $30,865 at any time outstanding in OnkosXcel, increased from $30,000. In connection with the Second Amendment, the Company agreed to pay to the Lenders an exit fee equal to 0.25% of the loans under the Credit Agreement repaid upon maturity or prepayment of the loans (which exit fee is in addition to, and not in lieu of, the exit fee provided for by the First Amendment). As of June 30, 2024, $100,000 in commitments under the Credit Agreement remains unfunded, and Oaktree has an Equity Investment Right (as defined below) to purchase up to $5,000 of Common Stock from the Company. The blended effective interest rate on the Tranches A-1 and A-2 as of June 30, 2024 was approximately 14.0%.

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

In addition, the Fourth Amendment provides that if the Company has not, after the Effective Date and on or before September 30, 2024, received at least $40,000 in gross proceeds from the issuance of its common stock, warrants and/or pre-funded warrants, and/or cash and/or non-cash consideration (measured at fair market value, as determined by the Administrative Agent in its sole discretion) from partnering transactions entered into after the Effective Date, the “Minimum Liquidity Amount” (as defined in the Credit Agreement) that the Company is required to maintain at all times will increase to $25,000 from $15,000, unless and until the Company has received, after the Effective Date and on or before November 30, 2024, at least $50,000 in gross proceeds from the issuance of the Company’s common stock, warrants and/or pre-funded warrants, and/or in cash and/or non-cash consideration (measured at fair market value, as determined by the Administrative Agent in its sole discretion) from partnering transactions entered into after the Effective Date. On March 27, 2024, the Company received $25,000 in gross proceeds from the issuance of its common stock, warrants, and pre-funded warrants discussed in Note 11, Common Stock Financing Activities, satisfying the April 15, 2024 covenant requirement of the Fourth Amendment. During the second quarter of 2024, the Company received $5,476 of gross proceeds from the issuance of the Company’s common stock. As of June 30, 2024, the

Company had satisfied $30,476 of the $40,000 required to maintain the Minimum Liquidity Amount and the $50,000 gross proceeds requirement.

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

Maturities of debt, excluding the impacts of any mandatory payments pursuant to the Revenue Covenant or to meet minimum royalty levels, are expected to be as follows:

June 30, 2024

2024	$—
2025	$—
2026	$—
2027	$105,173
2028	$—
Thereafter	$—

Interest expense was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

Interest expense	$3,604	$2,903	$7,168	$5,938
Accretion of debt discount and amortization of financing costs	96	356	139	689
Total interest expense	$3,700	$3,259	$7,307	$6,627

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

With respect to the Securities Purchase Agreement discussed in Note 11, Common Stock Financing Activities, BTI determined that the Accompanying Warrants fail the equity classification criteria and are therefore classified as liabilities in accordance with ASC 480, Distinguishing Liabilities from Equity ("ASC 480") and ASC 815, Derivatives and Hedging (“ASC 815”). The Accompanying Warrants failed to meet the requirements to be indexed to equity and equity classified, and meet the definition of a derivative instrument. Therefore, these instruments are recorded as

Derivative liabilities in the Condensed Consolidated Balance Sheet as of June 30, 2024. The respective derivative liabilities were recorded at fair value on the date of issuance in the amount of $19,347 and are revalued on each balance sheet date until such instruments are settled or expire, with changes in the fair value between reporting periods recorded within Other (income) expense, net in the Company’s Condensed Consolidated Statements of Operations. We value the Accompanying Warrants using the Black-Scholes option pricing model as discussed in Note 14, Fair value measurements. As of June 30, 2024, the fair value of the Accompanying Warrants was $7,626. The Company recorded a fair value adjustment resulting in an unrealized gain of $11,779 and $11,721 for the three and six months ended June 30, 2024, respectively.

Note 11. Common Stock Financing Activities

In May 2021, the Company entered into an Open Market Sale Agreement (as amended, supplemented and/or restated from time to time, the “Sale Agreement”) with Jefferies LLC (“Jefferies”) pursuant to which the Company could offer and sell shares of its common stock, having an aggregate offering price of up to $100,000, from time to time, through an “at the market offering” program under which Jefferies will act as sale agent. In November 2023, the Company amended the Sale Agreement to increase the size of the “at the market offering" program to $150,000. For the year ended December 31, 2023, the Company sold 1,408 shares of its common stock for a gross amount of $27,032, incurred issuance costs of $811, and received net proceeds of $26,221. For the three months ended June 30, 2024, the Company sold 2,839 shares of its common stock for a gross amount of $5,472, incurred issuance costs of $164, and received net proceeds of $5,308. For the six months ended June 30, 2024, the Company sold 3,486 shares of its common stock for a gross amount of $7,215, incurred issuance costs of $216, and received net proceeds of $6,999.

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

The Pre-Funded Warrants have an exercise price per share of common stock equal to $0.001 per share. The exercise price and the number of shares of common stock issuable upon exercise of the Pre-Funded Warrants are subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. The Pre-Funded Warrants are exercisable at any time after the date of issuance. The Pre-Funded Warrants meet the equity classification criteria and are therefore classified as equity. For the three and six months ended June 30, 2024, 3,860 Pre-Funded Warrants were exercised and the same number of shares of common stock were issued in exchange for $4 of proceeds received.

The Accompanying Warrants have an exercise price per share of common stock equal to $3.20 per share. The exercise price and the number of shares of common stock issuable upon exercise of the Accompanying Warrants are subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. The Accompanying Warrants will be exercisable at any time after the date of issuance and will expire on the fifth anniversary of the date of issuance. The Accompanying Warrants do not meet certain scope exceptions under U.S. GAAP, primarily because they did not meet the requirements to be indexed to equity and equity classified, and the instruments meet the definition of a derivative instrument. Therefore, these instruments are recorded as Derivative liabilities in the Condensed Consolidated Balance Sheet as of June 30, 2024.

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

As of June 30, 2024, there were 2,107 shares available to be granted under the 2020 Plan.

BTI Restricted stock units

The table below summarizes activity relating to BTI RSUs.

Number of
shares

Outstanding as of January 1, 2024	185
Granted	5
Cancelled	(6)
Vested	(55)
Outstanding as of June 30, 2024	129

During the three and six months ended June 30, 2024, the Company granted 5 time-based BTI RSUs which fully vest on the one-year anniversary of the grant date. The average grant date fair value per share for the BTI RSUs was $2.52. During the three and six months ended June 30, 2024, 6 BTI RSUs were cancelled. The outstanding RSUs generally vest over four years, with 25% vesting at the one-year anniversary of the grant date and the balance vesting ratably over the remaining 12 quarters of the vesting period. The weighted average grant date fair value per share for the BTI RSUs granted in 2023 was $19.62. Unrecognized stock-based compensation expense related to these awards was approximately $1,040 and $3,358 as of June 30, 2024 and 2023, respectively.

BTI Performance stock units

The table below summarizes activity relating to Performance Units related to BTI common stock.

Number of
shares

Outstanding as of January 1, 2024	527
Granted	—
Cancelled	(98)
Outstanding as of June 30, 2024	429

In October 2023, the Company granted 543 Performance Units to employees. 209 Performance Units vest on the one-year anniversary of the grant date, and the remaining 334 Performance Units are performance based and vest on the one-year anniversary of the grant date, provided certain performance criteria are met. The weighted average value per share of Performance Units granted in 2023 and cancelled during 2023 and 2024 was $2.43. None of the Performance Units had vested as of June 30, 2024. Unrecognized stock-based compensation expense related to the awards expected to vest was $123 as of June 30, 2024.

OnkosXcel profit sharing units

The table below summarizes activity relating to the PSUs associated with OnkosXcel as described below.

		Weighted average
	Number of	price per unit
	units	(in whole dollars)

Outstanding as of January 1, 2024	1,240	$5,626
Granted	—	$—
Cancelled	(79)	$5,506
Forfeited	—	$—
Outstanding as of June 30, 2024	1,161

Vested units as of June 30, 2024	847	$5,550

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

Unrecognized stock-based compensation expense related to these awards was $372 and $3,833 at June 30, 2024 and 2023, respectively.

OnkosXcel restricted stock units

The table below summarizes activity relating to the OnkosXcel RSUs.

Number of
units

Outstanding as of January 1, 2024	225
Granted	—
Cancelled	(8)
Outstanding as of June 30, 2024	217

During the year ended December 31, 2023, the Company granted 225 individual (not in thousands) OnkosXcel RSUs to certain employees. 125 of the OnkosXcel RSUs vest upon the earlier to occur of (a) 180 days after an initial public offering of OnkosXcel, or (b) a change in control of OnkosXcel. The remaining OnkosXcel RSUs vest over four years, with 25% vesting at the one-year anniversary of the grant date and the balance vesting ratably over the remaining 12 quarters of the vesting period. The weighted average grant date fair value per unit for the OnkosXcel RSUs was approximately $10. Unrecognized stock-based compensation expense related to the awards expected to vest was approximately $312 and $1,648 as of June 30, 2024 and 2023, respectively.

BTI Stock options

A summary of the Company’s stock option activity for the three months ended June 30, 2024 is presented below.

	Number of	Weighted average
	shares	price per share

Outstanding as of January 1, 2024	4,976	$18.52
Granted	95	$1.53
Forfeited	(120)	$18.38
Cancelled	(119)	$21.44
Exercised	—	$—
Outstanding as of June 30, 2024	4,832	$18.12

Options vested and exercisable as of June 30, 2024	3,892	$18.10

As of June 30, 2024, the intrinsic value of options outstanding was $1,078. The intrinsic value for stock options is calculated based on the difference between the exercise prices of the underlying awards and the quoted stock price of the Company’s common stock as of the reporting date.

No stock options were exercised for the three and six months ended June 30, 2024. The total intrinsic value of stock options exercised for the three and six months ended June 30, 2023 was $2,352 and $5,928. As of June 30, 2024 and 2023, the total intrinsic value of stock options exercisable was $1,078 and $7,903, respectively.

The weighted average grant date fair value per share of options vested as of June 30, 2024 was $13.52.

The weighted average remaining contractual life is 5.3 years for options exercisable as of June 30, 2024. The weighted average remaining contractual life was 5.9 years for options outstanding as of June 30, 2024.

Unrecognized compensation expense related to unvested BTI stock option awards as of June 30, 2024 was $4,363 and will be recognized over the remaining vesting periods of the underlying awards. The weighted-average period over which such compensation is expected to be recognized is 1.5 years.

Stock-Based Compensation

The fair value of BTI stock options granted during the three months ended June 30, 2024 and 2023 was estimated using the Black-Scholes pricing model with the following assumptions:

	Six months ended					Six months ended
	June 30, 2024					June 30, 2023

Expected term	5.5	years	-	6.1	years	5.5	years	-	6.1	years
Expected stock price volatility	108.0%		-	112%		96.6%		-	97.9%
Risk-free rate of interest	4.0%		-	4.5%		3.5%		-	4.2%
Expected dividend yield	0.0%		-	0.0%		0.0%		-	0.0%

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

The Company recognized stock-based compensation expense related to awards issued under the 2017 Plan and the 2020 Plan, as well as the OnkosXcel RSUs and PSUs, of $1,057 and $6,124 for the three months ended June 30, 2024 and 2023, respectively, and $4,490 and $11,001 for the six months ended June 30, 2024 and 2023, respectively, which were comprised as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Research and development	$282	$1,898	$1,563	$3,195
Selling, general and administrative	775	4,226	2,927	7,806
Total	$1,057	$6,124	$4,490	$11,001

2020 Employee Stock Purchase Plan

The Company’s 2020 Employee Stock Purchase Plan (the “ESPP”) was also approved and became effective at the Company’s 2020 annual meeting of stockholders on May 20, 2020. The ESPP is designed to assist eligible employees of the Company with the opportunity to purchase the Company’s common stock at a discount through accumulated payroll deductions during successive offering periods. The aggregate number of shares that may be issued pursuant to rights granted under the ESPP is 100 shares of common stock. In addition, the number of shares available for issuance under the ESPP will increase on the first day of each calendar year, beginning on January 1, 2021 and ending on and including January 1, 2030, by a number of shares of common stock equal to the lesser of (a) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as determined by the Board of Directors. The number of shares that may be issued or transferred pursuant to rights granted under the component of the ESPP that is intended to qualify for favorable U.S. federal tax treatment under Section 423 of the Internal Revenue Code (the “Section 423 Component”) shall not exceed 500 shares. The purchase price will be determined by the administrator of the ESPP and, for purposes of the Section 423 Component, shall not be less than 85% of the fair value of a share on the first trading day or on the last trading day of the applicable offering period, whichever is lower. The shares available for issuance under the ESPP increased by 299 shares and 281 shares on January 1, 2024 and 2023, respectively. To date, no shares have been sold under the ESPP. There were 1,204 shares available for issuance as of June 30, 2024.

Note 13. Leases

BTI leases office space for its corporate headquarters at 555 Long Wharf Drive, New Haven, Connecticut (the “HQ Lease”) under an operating lease that expires in February 2026. The Company has an option to renew the HQ Lease for one additional five-year term. Payments under the HQ Lease are fixed.

The Company also leases equipment such as copiers and information technology equipment.

The future minimum annual lease payments under operating leases, as of June 30, 2024, are as follows:

Year ending December 31,	Amount

Remainder of 2024	$191
2025	391
2026	65
2027	—
2028	—
Thereafter	—
Total lease payments	$647
Imputed interest	(30)
Total lease liability	$617
Less current portion of lease liability	(361)
Long-term portion of operating lease liability	$256

The current portion of the Company’s operating lease liability of $361 as of June 30, 2024, is included in Other current liabilities on the Condensed Consolidated Balance Sheets.

Lease expense was $99 and $198 for the three and six months ended June 30, 2024 and 2023, respectively.

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

The carrying amounts of cash and cash equivalents, accounts receivable, net, and accounts payable approximate fair value due to the short-term nature of these instruments. As of June 30, 2024 and December 31, 2023, the Company had $52,061 and $64,860, respectively, primarily in money market funds that hold U.S. government cash equivalent instruments (included in cash and cash equivalents) which were valued based on Level 1 inputs. There were no transfers between levels within the hierarchy during the three and six months ended June 30, 2024 and the year ended December 31, 2023.

Derivative liabilities measured at fair value on a recurring basis are summarized below.

	Six months ended
	June 30, 2024
	Fair Value	Level 1	Level 2	Level 3	Total

Derivative liability - Equity Investment Right	$1,327	$—	$—	$1,327	$1,327
Derivative liability - OnkosXcel Warrants	233	—	—	233	233
Derivative liability - BTI Warrants	7,626		7,626	—	7,626
Total derivative liabilities	$9,186	$—	$7,626	$1,560	$9,186

Derivative liabilities are comprised of the OnkosXcel Warrants, Equity Investment Right held by the Lenders, and BTI Warrants. The fair value of the derivative liabilities was determined using Monte Carlo simulation models for the Equity Investment Right, Binomial Option Pricing and Distribution models for the OnkosXcel Warrants, and using a Black Scholes model for the BTI Warrants.

The following table presents changes in Level 3 liabilities measured at fair value for the three and six months ended June 30, 2024. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category.

	Six months ended
	June 30,
	2024	2023

Derivative liabilities, Balance - January 1	$1,905	$2,343
Change in fair value	(345)	(317)
Derivative liabilities, Balance - June 30	$1,560	$2,026

The change in fair value of the derivative liabilities was reported in the Condensed Consolidated Statements of Operations as Other (income) expense, net, for the three and six months ended June 30, 2024.

Inputs used to calculate the estimated fair value of the Equity Investment Right at June 30, 2024 were as follows:

	Equity Investment Right

Strike price relative to volume weighted 30-day average	110.0%
Volatility (annual)	112.3%
Probability of exercise	90.8%
Time period	2.8	years
Estimated premium to 30-day average	26.0%
Discount rate	4.9%

In estimating the fair value of the derivative liability related to the OnkosXcel Warrants, inputs included third-party fair value estimates of OnkosXcel limited liability company units along with the volatility of those units (which was set at 110% based on the historical volatility of the Company’s stock), and the timing and probability of the relevant capital transactions occurring.

The estimated fair value of the Credit Agreement as of June 30, 2024 and December 31, 2023 was $87,503 and $88,210, respectively. Both observable and unobservable inputs were used to determine the fair value of long-term debt, which was classified within the Level 3 category.

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

The fair value of the Accompanying Warrants at issuance on March 25, 2024 was determined using a Black-Scholes pricing model and the fair value of $19,347 was recorded as a derivative liability with the offset recorded as a component of stockholders’ equity in Additional-paid-in-capital in the Condensed Consolidated Balance Sheets. This fair value measurement is classified as Level 2. The valuation inputs used were a strike price of $3.20, the Company’s stock price of $2.81, volatility of 112.2%, a term of 5 years and a risk-free rate of 4.2%. We remeasured the fair value at June 30, 2024 of $7,626 and recorded an unrealized gain of $11,779 and $11,721 for the three and six months ended June 30, 2024, respectively within Other (income) expense, net in the Company’s Condensed Consolidated Statements of Operations. The valuation inputs used as of June 30, 2024 were a strike price of $3.20, the Company’s stock price of $1.28, volatility of 112.3%, term of 4.7 years and risk-free rate of 4.3%.

Note 15. Net Loss Per Share

Basic and diluted net loss per share are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

Net loss (numerator)	$(8,299)	$(53,515)	$(35,090)	$(106,311)
Weighted average shares (denominator)	40,253	29,187	35,560	28,903
Basic and diluted net loss per share	$(0.21)	$(1.83)	$(0.99)	$(3.68)

The 5,565 Pre-Funded warrants to purchase common shares issued in connection with the registered direct offering completed in March 2024 are included in the calculation of basic and diluted net loss per share as the exercise price of $0.001 per share is non-substantive and virtually assured. As of June 30, 2024, 1,705 Pre-Funded Warrants remain unexercised were included in the calculation of basic and diluted net loss per share.

Potentially dilutive securities outstanding consists of stock options, RSUs, performance units and BTI Warrants (excluding the Prefunded Warrants). The Company had common stock equivalents outstanding as of June 30, 2024 and 2023 of 14,458 and 5,801 shares, respectively.

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

On July 7, 2023, plaintiff Katelyn Martin filed a class action complaint against the Company and certain executives in the United States District Court for the District of Connecticut, captioned Martin v. BioXcel Therapeutics, et al., 3:23-cv-00915 (D. Conn). On October 4, 2023, pursuant to the Private Securities Litigation Reform Act, the court appointed two co-Lead Plaintiffs. The co-Lead Plaintiffs filed an amended complaint on December 5, 2023, alleging violations of Sections 10(b) and 20A of the Securities and Exchange Act of 1934 (the “Exchange Act”) and SEC Rule 10b-5 promulgated thereunder. The amended complaint alleges that defendants made false or misleading statements regarding the TRANQUILITY II trial and the development of BXCL501 for an expanded indication related to the treatment of certain Alzheimer’s-related agitation. On July 11, 2024, the Court dismissed the amended complaint without prejudice and, on August 1, 2024, co-Lead Plaintiffs filed a second amended complaint. The Company expects to move to dismiss the second amended complaint. The motion to dismiss is due September 6, 2024.

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

In April 2022, the Company signed a commercial supply agreement that requires minimum annual payments for the first three years of the agreement that in aggregate total $10,000 for the three-year period, of which $5,000 was originally due in year ended 2024. On July 11, 2024, the Company entered into an amendment to the commercial supply agreement (the “Product Supply Agreement Amendment”) that reduces the specified minimum annual payment over the next three years starting in the year ended 2024 and, thereafter, for a specified interval, provides for minimum annual payments to the extent that the Company receives approval of a supplemental new drug application (sNDA) or a new drug application (NDA) from the FDA for enumerated indications. The Company’s renegotiated agreement reduces the minimum commitment for 2024 to $1,000 and thereafter for the term of the agreement in annual amounts ranging from $2,000 to $5,000 subject, in certain instances, to the extent that the Company receives approval of an sNDA or NDA from the FDA for enumerated indications. In accordance with the Product Supply Agreement Amendment, the minimum commitments were reduced to $1,000, $2,000 and $2,000 in the years 2024, 2025, and 2026. In addition, the Company agreed to make a reconciliation payment of $1,200 in the third quarter of 2024 for full settlement for amounts due prior to the July 11, 2024 amendment.

Note 17. Subsequent Events

On July 22, 2024, the Company granted 1,388 BTI Performance Units, vesting over 1 year, subject to various Company performance goals, 20 BTI RSUs to employees, and 538 BTI stock options. The Performance Units are eligible to vest after one year, subject to the achievement of various Company performance goals. The BTI stock options have a term of ten years, an exercise price per share of $1.20, which is equal to the closing price of the Company’s common stock on the grant date, and vest in substantially equal installments on each of first and second anniversaries of the grant date. The BTI RSUs vest in full on the first anniversary of the grant date.

As discussed in Note 11, Common Stock Financings Activities, the Company has previously entered into an Open Market Sale Agreement (the “Sale Agreement”) with Jefferies LLC (“Jefferies”), as amended, pursuant to which the Company could offer and sell shares of its common stock, having an aggregate offering price of up to $150,000, from time to time, through an “at the market offering” program under which Jefferies will act as sale agent. From July 1, 2024 through July 19, 2024, the Company sold 361 shares under the Sale Agreement for gross proceeds of $467 and received proceeds of $453, net of issuance costs of $14.

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

Subject to further funding, we plan to conduct the TRANQUILITY In-Care trial, which is designed as a double blind, placebo-controlled study to evaluate the efficacy and safety of a 60 mcg dose of BXCL501 over a 12-week period. The trial is expected to enroll a total of approximately 150 patients 55 years and older across the spectrum of Alzheimer’s disease severity with mild, moderate, and severe dementia with mini-mental state examination (MMSE) scores of 0 to 25 who reside in skilled nursing facilities, memory care units, or assisted living facilities.

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

On April 22, 2024, we announced our plans to amend Part 2 of the SERENITY III trial, which we now refer to as the SERENITY At-Home trial. The SERENITY At-Home trial is designed as a double blind, placebo-controlled study to evaluate the safety and efficacy of a 120 mcg dose of BXCL501 over a 12-week period. The outpatient trial is expected to enroll a total of approximately 200 patients with agitation associated with bipolar disorder or schizophrenia. Patients will self-administer 120 mcg of BXCL501 or placebo when agitation episodes occur over the trial period. The primary objective is safety with efficacy measures as exploratory endpoints to evaluate use in the outpatient setting. We also plan to conduct a clinical study designed to enroll approximately 30 patients to evaluate the correlation between patient-reported or informant-reported efficacy with trained rater-reported efficacy using PEC measurements, as previously recommended by the FDA. Progression of the SERENITY At-Home trial is subject to our ability to raise further funding.

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

As discussed in Note 4, Restructuring, on May 8, 2024 the Company took additional actions as part of its continued efforts to preserve cash and prioritize investment in its core clinical programs. As part of these actions, the Company initiated a further reduction of approximately 15% of the Company’s then current workforce. The Company notified impacted employees on May 8, 2024 and recorded total restructuring costs of $856 for the three months ended June 30, 2024. These costs consisted of severance and benefit costs, all of which were paid during the three month period ended June 30, 2024.

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

Commercial efforts for the IGALMITM launch were impacted significantly in the six months ended December 31, 2023, due to the reduction in force, which included the elimination of sales, marketing, and commercial operations staff. The realigned CAD team generated $1,104 in net revenue for the three month period ended June 30, 2024, up from $582 in net revenue for the three-month period ended March 31, 2024 and $376 for the three-month period ended

December 31, 2023, through legacy sales and volume-based contracts. Net revenue increased 90% in the second quarter of 2024 compared to the first quarter of 2024, primarily driven by multiple new volume contracts and an increase in non-contracted business. The increase in new customer acquisitions and increased sales activity reflects rising utilization, while hospitals and IDNs appear to be embracing the permanent J-Code implemented in January 2024, discussed below. Net revenue has risen for the past three sequential quarters. Net revenue in the second quarter of 2024 increased 141% compared to the same period in 2023.

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

Our Neuroscience Clinical Programs

The following is a summary of the status of our major neuroscience clinical development programs as of the date of this Quarterly Report on Form 10-Q. We have also slowed the clinical development process of our lead BXCL501 product candidates as further described below, and progression of our lead BXCL501 clinical programs is subject to applicable funding.

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

On February 20, 2024, we held a Type B/Breakthrough Therapy designation meeting with the FDA. The original purpose of this meeting was to obtain feedback on the design of a proposed at-home study that did not include caregiver-collected efficacy endpoints, based on our belief that obtaining caregiver assessments of efficacy would be challenging. We believe there are no validated caregiver endpoints for assessing efficacy in Alzheimer’s disease patients in the at-home setting. As a result, we focused on requesting feedback from the FDA regarding our proposal for an at-home clinical study with safety as the primary objective, and to better understand what additional data would be required to submit an sNDA to support labeling for BXCL501 to include the acute treatment of agitation associated with dementia in probable Alzheimer’s disease or, in the alternative, in this population in the care setting only. In its preliminary responses, the FDA reiterated its prior comments that we generate additional efficacy data, including repeat-dose efficacy data, to support an sNDA submission, as the FDA indicated that our proposed efficacy database, which currently includes the 70 patients who have been treated with 60 mcg of BXCL501 in TRANQUILITY I and TRANQUILITY II, would not contain substantial evidence of effectiveness absent additional data. The FDA advised that we generate the necessary efficacy data in care facilities prior to conducting any trials in the at-home setting. In addition, the FDA indicated the need to generate long-term safety data to support an sNDA submission, including from probable Alzheimer’s disease patients exposed to BXCL501, for up to one year. We have received the final meeting minutes from the FDA, which we believe are consistent with the FDA’s preliminary responses and the subsequent meeting discussion. Based on the FDA’s feedback, we are currently planning to generate additional Phase 3 efficacy and safety data, in a variety of relevant care-facility settings and across severity of dementia, including through, among other things, conducting our planned TRANQUILITY In-Care Phase 3 trial. In addition, we plan to discuss the details of the requirement for long-term safety data at a future meeting with the FDA. Also, although we announced in November 2023 that we were planning to conduct a Phase 3 trial in the at-home setting, with safety as the primary objective (TRANQUILITY At Home), given the priority to expand the database to generate additional efficacy and safety data in care facilities, and subject to funding, we are re-evaluating the timing for initiating TRANQUILITY At Home.

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

Based on the FDA’s feedback in advance of and during the March 6, 2024 meeting, we plan to move forward to evaluate at-home use of the 120 mcg dose of BXCL501 by amending Part 2 of the SERENITY III study, which we now refer to as the SERENITY At-Home trial, with safety as the primary objective and efficacy measures as exploratory endpoints to support continued efficacy in the at-home setting as recommended by the FDA in the November 8, 2023 meeting, for the acute treatment of agitation in bipolar disorders or schizophrenia. We also plan to conduct a clinical study designed to enroll approximately 30 patients to evaluate the correlation between patient-reported or informant-reported efficacy with trained rater-reported efficacy using PEC measurements, as previously recommended by the FDA.

IGALMITM is already approved at the 120 mcg dose based on efficacy data that we previously generated in treating a single episode of agitation. Consistent with the data generated to date, the label for IGALMITM currently includes a limitation on use (“LOU”), noting the lack of efficacy or safety data beyond 24 hours following the first dose. During our March 6, 2024 Type C meeting with the FDA, we discussed, among other things, whether evaluating the at-home use of BXCL501 120 mcg, with safety as the primary objective and efficacy measures as exploratory endpoints, if successful, could support the submission of an sNDA seeking expansion of the current label for IGALMITM 120 mcg to allow at-home use and labeling without the current LOU. Based on FDA feedback, we believe that our ability to seek labeling without the current LOU will depend, in part, on the number of agitation episodes we observe during our planned study period. On April 22, 2024, we announced our plans, subject to funding, to advance the SERENITY At-Home trial.

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

Pediatric Study

In June 2021, we initiated a global clinical trial designed to evaluate the safety and efficacy of BXCL501 in the acute treatment of agitation associated with pediatric schizophrenia and bipolar disorders, in part to fulfill pediatric study requirements agreed to with the FDA in connection with the approval of IGALMITM. The trial protocol has been reviewed by the FDA, as well as by the European Medicines Agency, to fulfill potential commitments to study the effects of BXCL501 in pediatric patients ages 13 to 17 with schizophrenia and ages 10 to 17 with bipolar disorders. Enrollment of patients with schizophrenia, schizoaffective disorder, bipolar I, and bipolar II disorder is ongoing in this multisite, double-blind, placebo-controlled parallel group trial. Approximately 63% of the 150 total subjects have been enrolled in the U.S. and 90 of such subjects have completed the clinical trial. In July 2023, we stopped activities in the European region as enrollment and site recruitment was unproductive. Similar to our registration trials in schizophrenia and bipolar disorder (SERENITY I and II), the primary endpoint is the change from baseline PEC total score at two hours. The U.S. portion of this program remains active following the Reprioritization.

Post-Marketing Study Update

On June 25, 2024, we announced positive topline results from our post-marketing requirement study evaluating whether tolerance, tachyphylaxis, or withdrawal occur following repeat dosing of the 180mg (highest approved dose) of IGALMITM. This study was a single-arm, open-label study of 28 inpatient adults with frequent episodes of agitation associated with bipolar disorders or schizophrenia self-administered 180 mcg dose of IGALMI™ as needed over seven days. A total of 83 episodes were treated. The study achieved its objective and demonstrated no evidence of tachyphylaxis, tolerance, or withdrawal, and IGALMI was generally well tolerated during the study.

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

On November 6, 2023, we announced that NIDA has requested Columbia University, the trial coordinator, to add a fourth site to target trial completion in 2024. The patient screening and enrollment process for the fourth site commenced in March 2024, and completion of the trial is anticipated in the first half of 2025, with a potential mid-study readout anticipated in the fourth quarter of 2024. Subject to favorable results, we plan to seek FDA feedback on potential registrational paths.

Alcohol Use Disorder with Comorbid Post-traumatic Stress Disorder Program

In December 2020, the Veterans Affairs Connecticut Healthcare System and Yale University Medical School were awarded a grant by the U.S. Department of Defense’s Congressionally Directed Medical Research Program with the overall objective to evaluate BXCL501 in patients who suffer from AUD with comorbid PTSD. The Company provided BXCL501 for the inpatient Alcohol Interaction Study, which has been completed. We understand Yale is currently seeking approval from its IRB and allowance from the FDA to proceed with a trial evaluating the effects of up to 80 mcg BID of BXCL501 per day for 28 days on alcohol consumption, PTSD symptoms, cognitive function, memory, sleep, and mood in patients diagnosed with mild, moderate, or severe AUD and who meet Criterion A for comorbid PTSD. The new outpatient study has received funding approval from the Pharmacotherapies for Alcohol and Substance Use Disorders Alliance (funded through a Cooperative Agreement between the U.S. Department of Defense Congressionally Directed Medical Research Program and RTI International). Patient screening and enrollment is expected to start in the third quarter of 2024. We believe the results from this study will be used to inform a Phase 3 study intended to commence with support by the alliance.

BXCL502 Development

We identified a second neuropsychiatric drug candidate, BXCL502 − Latrepirdine (Dimebon) − through our AI-based platform. We plan to evaluate BXCL502 initially as a monotherapy and possibly in combination with BXCL501 for the chronic treatment of agitation in patients with dementia and acute stress disorder. The active pharmaceutical ingredient (“API”) underlying BXCL502 is designed to affect serotonergic signaling in the brain. Our preclinical data suggests BXCL502 has the potential to treat stress-related neuropsychiatric symptoms in dementia and other stress-related disorders. In previously published third-party clinical trial data, daily administration of the API of BXCL502 demonstrated improvement in behaviors using a well-established, clinically validated symptom scale. Formulation and further clinical development planning are currently under way with BXCL502.

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

We have multiple patent families filed to protect our Neuroscience program, including BXCL501. As of July 19, 2024, our neuroscience patent portfolio included four Patent Cooperation Treaty (“PCT”) applications not yet in national phase, 19 U.S. utility applications, one U.S. provisional applications, one allowed US application, 13 issued U.S. utility patents, 112 pending non-U.S. utility applications, 23 allowed or granted non-U.S. patents (including four in Japan), one pending U.S. design patent application, and 39 allowed or registered design patents (including two in Japan). Ten U.S. utility patents, directed to our proprietary sublingual film formulation of Dex and methods of treating agitation, are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the “Orange Book”) for IGALMI™ with expiration dates between 2039 and 2043. In the formulation family, we have granted or allowed patents in China, Europe, Eurasia, Japan, Mexico, and the U.S., and pending applications in the U.S., China, and other major markets. We expect that patents issued in this family will expire no earlier than 2039. We have also filed applications in additional patent families that are relevant to BXCL501. We have one granted European patent and applications pending in the U.S. and Japan directed to methods of treating insomnia using sublingual Dex. We expect that patents issued from these applications, will expire no earlier than 2035. We also have granted patents and pending applications filed in major markets, including the U.S., Europe, Japan, and China, directed to methods of treating agitation. We expect that patents issued from these applications, will expire between 2039 and 2043. We also have four PCT applications directed to treating mania, depression, stress and agitation. If patents are issued from those cases, we expect them to expire in 2043 or 2044.

In May 2024, the Company received:

●	a Notice of Allowance from the U.S. Patent and Trademark Office (“USPTO”) for U.S. Patent Application No. 18/443,689 (the “’689 Application”). The ’689 Application claims method of treating agitation using an oromucosal formulation of dexmedetomidine. This patent, when issued, is expected to have an expiration date of July 17, 2040; and
●	a Communication about the intention to grant a European patent from the European Patent Office for Patent Application No. 19826778.3 (the “19826778.3 Application”). The 19826778.3 Application claims a self-supporting, dissolvable, oromucosal film of dexmedetomidine for oral administration. This patent, when issued, is expected to expire no earlier than June 26, 2039.

In May 2024, the Company also received Japanese Patent No. 7488201 (the “’201 Patent”). The ‘201 Patent is directed to compositions and dissolvable, mucoadhesive films that contain dexmedetomidine. This patent is expected expire no earlier than June 26, 2039.

In June 2024, the Company received U.S. Pat. No. 11,998,528, which is directed to methods of treating acute agitation associated with schizophrenia or bipolar disorder. The patent is expected to expire no earlier than January 12, 2043.

In June 2024, the Company also received U.S. Pat. No 11,998,529, which is directed to methods of treating agitation using an oromucosal formulation of dexmedetomidine. The patent is expected to expire no earlier than July 17, 2040.

In July 2024, the Company received a Notice of Allowance from the U.S. Patent and Trademark Office (“USPTO”) for U.S. Patent Application No. 18/526,686 (the “’686 Application”). The ’686 Application claims methods of treating mild or moderate agitation associated with schizophrenia or bipolar I or II disorder in a human subject having severe hepatic impairment. This patent, when issued, is expected to have an expiration date of January 12, 2043.

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

We received initial comments from the FDA on our proposed clinical development plan, and received feedback regarding dose-optimization for use in future studies. However, the start of any such additional trial is paused following the Company’s Reprioritization. The Phase 1b portion of our Phase 1b/2 clinical trial was a dose escalation safety lead-in which employed a standard 3 x 3 trial design to determine the recommended Phase 2 dose (“RP2D”). During each 21-day treatment cycle, 200 mg of pembrolizumab were administered intravenously on day one, with BXCL701 taken twice daily on days one through 14, for a minimum of two cycles. The results of this Phase 1b trial, which were presented at The Society for Immunotherapy of Cancer’s 35th Anniversary Annual Meeting, allowed us to identify 0.3 mg, taken twice daily, as the RP2D.

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

We are encouraged by the therapeutic potential of BXCL701 for SCLC given the activity it has demonstrated in the ongoing SCNC clinical trial. We are considering conducting a potential Phase 1b/2 dose-escalation safety lead-in study in effort to establish a RP2D with atezolizumab. However, the start of any pre-clinical work supporting such trial is paused following the Reprioritization.

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

Pancreatic Cancer

The American Cancer Society estimates that in 2024, approximately 66,440 cases of pancreatic cancer will be diagnosed in the U.S. We are supporting a Phase 2 investigator-sponsored trial (“IST”) sponsored by Georgetown Lombardi Comprehensive Cancer Center (“Georgetown Lombardi”), designed to evaluate the use of BXCL701 along with pembrolizumab to treat pancreatic cancer. Few therapeutic options are available for patients with this disease, which has a five-year survival rate of less than 10%, among the lowest of all cancers. Pancreatic cancer has among the highest levels of overexpression and amplification of DPPs. Preclinical models demonstrated synergy between DPP inhibition with BXCL701 and anti-PD-1 antibody in the pancreatic cancer tumor microenvironment. Based on these preclinical observations, Georgetown Lombardi has initiated a Phase 2 IST to assess the safety of BXCL701 when administered in combination with pembrolizumab (safety lead-in), as well as to estimate the 18-week progression-free survival rate (primary objective of the efficacy phase) in previously treated metastatic pancreatic ductal adenocarcinoma. This trial started in the third quarter of 2023. On February 6, 2024, we announced the completion of patient enrollment in the safety lead-in portion of the trial. As part of the trial’s safety lead-in, the first six patients have been enrolled and will be observed for a six-week safety window period. The trial is then expected to enroll approximately 39 patients in its efficacy phase in a Simon 2-stage single-arm, open-label design (19 patients in stage 1 and 20 patients in stage 2). Patients will be monitored radiographically and by tumor markers for response assessment. Tumor biopsies and blood samples will also be collected over the course of treatment to better understand the potential mechanism of action for the combination. The human proof of concept portion of the trial started in the first half of 2024. On April 24, 2024, we announced that the late breaking abstract entitled “Phase II trial of BXCL701 and pembrolizumab in patients with metastatic pancreatic ductal adenocarcinoma (EXPEL-PANC): Preliminary findings,” was selected for presentation at the poster session at the 2024 American Society of Clinical Oncology (ASCO) Annual Meeting that took place in Chicago, Illinois from May 31 to June 4, 2024. Investigators reported that, as of the applicable cutoff date, one patient was progression-free at 18 weeks, three patients showed substantial reductions in serum CA19-9, a tumor marker that may correlate with increased T-cell infiltration, and one patient showed a best response of partial responses, out of six patients that had been treated with the combination.

Relapsed or Refractory AML

The American Cancer Society estimates that in 2024, approximately 20,800 new cases of AML will be diagnosed in the U.S. We are supporting a Phase 1b IST sponsored by the Dana-Farber Cancer Institute (“Dana-Farber”) designed to evaluate the use of BXCL701, along with the current standard of care to treat relapsed or refractory AML. We believe that pyroptosis triggered by BXCL701 may provide potent single agent cytotoxicity directed towards AML. We also believe that DPP9 copy number may provide an actionable biomarker, as high copy number has been observed to correlate with BXCL701 toxicity in human AML cell lines. DPP8/9 inhibition has been shown to be cytotoxic to THP-1 cells, monocytic cancer cells cultured from a patient with AML, but not other cell lines, suggesting a specific vulnerability of AML to these inhibitors which we believe can be exploited for therapeutic benefit. Based on these preclinical observations, Dana-Farber has initiated a Phase 1b trial to assess the safety of BXCL701 and to determine the maximum tolerated dose or the RP2D of BXCL701 as a single agent. This trial started in the first quarter of 2023.

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

Immuno-Oncology Intellectual Property

As of July 19, 2024, we have multiple patent families filed to protect our immuno-oncology program, including our core patent family directed to methods of using BXCL701 with immune checkpoint inhibitors, which is granted in the U.S., Japan, Australia, Canada, Russia, China, India, Taiwan, South Africa, Mexico, New Zealand, Europe and United Arab Emirates. Additional applications in this family are pending in major markets. Patents issued from this family are expected to expire no earlier than 2036. We have an additional patent issued in the U.S. directed to a method of selecting patients based on a biomarker and methods of treating certain cancers, with an expected expiration date no earlier than 2039. A corresponding European Patent case directed to selecting patients is issued and is expected to expire no earlier than 2039.

Additional applications are directed to administering BXCL701 in combination with various other molecules, biomarkers, and dosing regimens. We also have four PCT applications directed to novel formulations of BXCL701, various dosing regimens, methods of use, combination therapies, and to methods of treating small cell lung cancer. We also have a provisional application directed to biomarkers. We expect that any patents issuing from the PCT and provisional applications will expire no earlier than 2043 to 2044.

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

We expense research and development costs as incurred.

Our research and development costs by program for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Direct external costs
BXCL501	$3,313	$15,010	$8,023	$31,478
BXCL701	435	2,095	1,431	4,763
Other research and development programs	283	1,390	466	2,281
Total direct external costs	$4,031	$18,495	$9,920	$38,522
Internal personnel costs	3,477	7,289	8,388	14,043
Sub-total direct costs	$7,508	$25,784	$18,308	$52,565
Indirect costs and overhead	524	1,189	1,125	2,208
Total research and development expenses	$8,032	$26,973	$19,433	$54,773

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

On May 8, 2024 the Company took additional actions as part of its continued efforts to preserve cash and prioritize investment in its core clinical programs. As part of these actions, the Company initiated a further reduction of approximately 15% of the Company’s then current workforce. The Company notified impacted employees on May 8, 2024 and recorded total restructuring costs of $856 for the three months ended June 30, 2024. These costs consisted of severance and benefit costs, all of which were paid during the three month period ended June 30, 2024. Management believes that, after giving effect to the Reprioritization and additional restructuring activities completed, the Company’s cash and cash equivalents of $56,271 as of June 30, 2024 will allow the Company to fund its operations and meet its liquidity requirements through the end of 2024.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

Product Revenue, Net

Commercial sales of IGALMITM launched in July 2022. As part of the Company’s Reprioritization, the IGALMITM commercial team shifted focus to a hospital/contracting strategy with a CAD team. The goal of the realigned CAD team is to work with large IDNs and drive sales utilizing a top-down approach, allowing the Company to continue to make inroads into the institutional market in a more cost-efficient manner. IGALMITM product revenue, net was $1,104 and $457 in the three months ended June 30, 2024 and 2023, respectively. The increase in sales was primarily due to increased market penetration, resulting from the implementation of our new sales strategy.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2024 and 2023, were $62 and $26, respectively. Cost of goods sold is primarily related to the costs to produce, package and deliver IGALMITM to customers, as well as costs related to excess or obsolete inventory. We entered into a commercial supply agreement with ARx, LLC (“ARx”) pursuant to which ARx has agreed to exclusively manufacture and supply us with all of our worldwide demand of film formulation of Dex to be used for the commercial supply of IGALMITM and for ongoing clinical trials of our product candidate BXCL501, subject to certain alternative supply provisions. The increase in Cost of goods sold for the three months ended June 30, 2024 is the result of the increase in the units sold compared to the same prior year period. There were no charges for reserves for excess or obsolete inventory in the three months ended June 30, 2024 and 2023.

Research and Development Expense

Research and development expenses for the three months ended June 30, 2024 and 2023 were as follows:

	Three months ended
	June 30,
	2024	2023	Change	% Change

Personnel and related costs	$3,195	$5,390	$(2,195)	(41)%
Non-cash stock-based compensation	282	1,898	(1,616)	(85)%
Professional fees	1,455	5,631	(4,176)	(74)%
Clinical trials expense	1,832	10,701	(8,869)	(83)%
Chemical, manufacturing and controls cost	778	2,369	(1,591)	(67)%
Travel and other costs	490	984	(494)	(50)%
Total research and development expenses	$8,032	$26,973	$(18,941)	(70)%

The overall decrease of $18,941 for the three months ended June 30, 2024 relative to the same period in 2023 was primarily attributable to:

●	Decreased clinical trials expense as a result of reduced costs associated with the wind down of the SERENITY III study evaluating BXCL501 for at-home use for the acute treatment of agitation related to schizophrenia and bipolar disorders, as well as the TRANQUILITY II and III study of BXCL501 for the potential treatment of agitation in patients with Alzheimer’s disease.
●	Decreased professional fees due to lower pharmacology costs, research and discovery costs, toxicology, and consulting costs.
●	Decreased personnel and related costs as a result of our Reprioritization and further reduction in force in May 2024.

●	Decreased chemistry, manufacturing and controls (“CMC”) costs associated with producing materials for our clinical trials of BXCL501 and BXCL701 for the treatment of prostate and lung cancers due to decreased clinical trial activities.

Following IGALMITM’s approval by the FDA, we capitalize costs related to commercial production of IGALMITM as inventory and expense those CMC costs related to clinical trials.

Selling, General and Administrative Expense

Selling, general and administrative expenses for the three months ended June 30, 2024 and 2023 were as follows:

	Three months ended
	June 30,
	2024	2023	Change	% Change

Personnel and related costs	$2,502	$8,569	$(6,067)	(71)%
Non-cash stock-based compensation	775	4,226	(3,451)	(82)%
Professional fees	5,472	5,771	(299)	(5)%
Commercial and marketing	(718)	4,807	(5,525)	(115)%
Insurance	396	396	—	-%
Travel and other costs	1,023	2,103	(1,080)	(51)%
Total selling, general and administrative expenses	$9,450	$25,872	$(16,422)	(63)%

The overall decrease of $16,422 for the three months ended June 30, 2024, relative to the same period in 2023 was primarily attributable to:

●	Decreased personnel and related costs as a result of the Reprioritization.
●	Decreased commercial and marketing expense as result of higher spending in 2023 related to media, marketing and data and business analytics costs associated with commercialization of IGALMITM.
●	Decreased travel and other costs as a result of the commercial launch activities that occurred in 2023 and the Reprioritization impact on 2024.
●	Decreased non-cash stock based compensation costs as a result of the Reprioritization and other restructuring actions.

Restructuring Costs

Restructuring costs charged in the three months ended June 30, 2024 was $856 related to the reduction in force that occurred in May 2024. No restructuring costs were charged in the three months ended June 30, 2023.

Other Expense (Income)

Interest expense increased to $3,700 for the three months ended June 30, 2024 from $3,259 in the same period in 2023 primarily due to higher debt balances and interest rates under the Credit Agreement. The expense was partially offset by lower interest income earned on lower levels of cash and cash equivalents that were held primarily in short-term money market funds. Interest income decreased to $671 for the three months ended June 30, 2024 compared to $1,621 for three months ended June 30, 2023, due to lower average cash balances during the year. Other (income) expense, net is primarily associated with changes in fair value of derivative financial instruments for the period, which relate to instruments associated with the Credit Agreement and the March 2024 registered direct equity offering.

Comparison of the Six Months Ended June 30, 2024 and 2023

Product Revenue, Net

IGALMITM product revenue, net was $1,686 and $663 in the six months ended June 30, 2024 and 2023, respectively. The increase in sales was primarily due to increased market penetration, resulting from the implementation of our new sales strategy.

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2024 and 2023, were $141 and $34, respectively. Cost of goods sold is primarily related to the costs to produce, package and deliver IGALMITM to customers, as well as costs related to excess or obsolete inventory. The increase in Cost of goods sold for the six months ended June 30, 2024 was the result of the increase in the units sold compared to the same prior year period and the increase in the reserve for excess and obsolete inventory. There were no charges for reserves for excess or obsolete inventory in the six months ended June 30, 2023.

Research and Development Expense

Research and development expenses for the six months ended June 30, 2024 and 2023 were as follows:

	Six months ended
	June 30,
	2024	2023	Change	% Change

Personnel and related costs	$6,825	$10,848	$(4,023)	(37)%
Non-cash stock-based compensation	1,563	3,195	(1,632)	(51)%
Professional fees	2,763	9,265	(6,502)	(70)%
Clinical trials expense	5,900	23,720	(17,820)	(75)%
Chemical, manufacturing and controls cost	1,326	5,840	(4,514)	(77)%
Travel and other costs	1,056	1,905	(849)	(45)%
Total research and development expenses	$19,433	$54,773	$(35,340)	(65)%

The overall decrease of $35,340 for the six months ended June 30, 2024 relative to the same period in 2023 was primarily attributable to:

●	Decreased clinical trials expense as a result of reduced costs associated with the wind down of the SERENITY III study evaluating BXCL501 for at-home use for the acute treatment of agitation related to schizophrenia and bipolar disorders, as well as the TRANQUILITY II study of BXCL501 for the potential treatment of agitation in patients with Alzheimer’s disease.
●	Decreased professional fees due to lower pharmacology costs, research and discovery costs, toxicology and consulting costs.

●	Decreased personnel and related costs as a result of our Reprioritization and further reduction in force in May 2024.
●	Decreased chemistry, manufacturing and controls (“CMC”) costs associated with producing materials for our clinical trials of BXCL501 and BXCL701 for the treatment of prostate and lung cancers due to decreased clinical trial activities.
●	Decreased non-cash stock based compensation costs as a result of the Reprioritization and other restructuring actions.

Selling, General and Administrative Expense

Selling, general and administrative expenses for the six months ended June 30, 2024 and 2023 were as follows:

	Six months ended
	June 30,
	2024	2023	Change	% Change

Personnel and related costs	$5,688	$18,020	$(12,332)	(68)%
Non-cash stock-based compensation	2,927	7,807	(4,880)	(63)%
Professional fees	10,784	8,812	1,972	22%
Commercial and marketing	629	9,178	(8,549)	(93)%
Insurance	792	951	(159)	(17)%
Travel and other costs	1,895	4,699	(2,804)	(60)%
Total selling, general and administrative expenses	$22,715	$49,467	$(26,752)	(54)%

The overall decrease of $26,752 for the six months ended June 30, 2024, relative to the same period in 2023 was primarily attributable to:

●	Decreased personnel and related costs as a result of the Reprioritization.
●	Increased professional fees, primarily related to higher legal costs related to our corporate operating support levels, primarily offset by reductions in consulting fees.
●	Decreased commercial and marketing expense as result of higher spending in 2023 related to media, marketing and data and business analytics costs associated with commercialization of IGALMITM.
●	Decreased travel and other costs as a result of the commercial launch activities that occurred in 2023 and the Reprioritization impact on 2024.
●	Decreased non-cash stock based compensation costs as a result of the Reprioritization and other restructuring actions.

Restructuring Costs

Restructuring costs charged in the six months ended June 30, 2024 was $856 related to the reduction in force that occurred in May 2024. No restructuring costs were charged in the six months ended June 30, 2023.

Other Expense (Income)

Interest expense increased to $7,307 for the six months ended June 30, 2024 from $6,627 in the same period in 2023 primarily due to higher debt balances and interest rates under the Credit Agreement. The expense was partially offset by lower interest income earned on lower levels of cash and cash equivalents that were held primarily in short-term money market funds. Interest income decreased to $1,618 for the six months ended June 30, 2024 compared to $3,636 for six months ended June 30, 2023, due to lower average cash balances during the year. Other (income) expense, net is primarily associated with changes in fair value of derivative financial instruments for the period, which relate to instruments associated with the Credit Agreement and the March 2024 registered direct equity offering.

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

Liquidity and Capital Resources

As of June 30, 2024, we had cash and cash equivalents of $56,271, working capital of $36,893 and stockholders’ deficit of $74,301. Net cash used in operating activities was $40,880 and $90,559 for the six months ended June 30, 2024 and 2023, respectively. We incurred losses of approximately $35,090 and $106,311 for the six months ended June 30, 2024 and 2023, respectively. We will need to generate significant product revenues to achieve profitability. Our history of significant losses, negative cash flows from operations, potential near-term increased covenant-driven amortization payments or full repayment obligations under our Credit Agreement, the regulatory event of default triggers under the Credit Agreement, other funding requirement covenants under the Credit Agreement, limited liquidity resources currently on hand, and dependence on our ability to obtain additional financing to fund our operations after the current resources are exhausted, about which there can be no certainty, have resulted in management’s assessment that there is substantial doubt about our ability to continue as a going concern for a period of at least 12 months from the issuance date of the financial statements included in this Quarterly Report on Form 10-Q.

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

●reduce overhead and headcount to focus on core priorities, and/or

●any combination of the foregoing.

We require additional funding to continue as a going concern. There are no assurances that we will be successful in obtaining an adequate level of financing as and when needed to finance our operations on terms acceptable to us or at all, particularly when there is market uncertainty or an economic downturn or if other events make investment in our securities less appealing. If we are unable to secure adequate additional funding as and when needed on acceptable or commercially reasonable terms, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more product candidates. In addition, there are various macro-economic trends affecting the financing markets whose impact on our liquidity and future funding requirements are uncertain as of the filing date of this Quarterly Report on Form 10-Q. We will need substantial additional funding, and if we are unable to raise capital when needed, we could be compelled to pursue alternative options, including, without limitation, implementing further workforce reductions, reducing or ceasing product development programs and advancement of our clinical trials and product candidates, selling our assets or seeking other strategic alternatives. See “Risks Related to Financial Position and Need for Additional Capital — We will need substantial additional funding, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts or otherwise seek strategic alternatives.” in Part II. Item 1A., “Risk Factors” elsewhere in this Quarterly Report on Form 10-Q. Further, if we are unable to raise additional capital or successfully consummate a strategic transaction, we may trigger an event of default under our Credit Agreement. See “Risks Related to Financial Position and Need for Additional Capital — We have identified conditions and events that raise substantial doubt regarding our ability to continue as a going concern.” in Part II. Item 1A., “Risk Factors” elsewhere in this Quarterly Report on Form 10-Q.

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

Following the Second Amendment, we must also comply with certain covenants under the Credit Agreement, including a financial covenant that requires we maintain a minimum cash liquidity amount of $15,000 (or higher upon certain events) and a modified minimum revenue requirement measured on a quarterly basis based on the revenue attributable to BXCL501 for the six consecutive month period ending on the last day of the relevant quarter (the “Revenue Covenant”), subject to cure payments of not less than $1,000 if we fail to meet the minimum revenue requirement. The Revenue Covenant applies beginning with the six-month period ending on December 31, 2024. If we fail to meet the minimum Revenue Covenant for the preceding six-month periods ending on December 31, 2024, March 31, 2025, June 30, 2025 and September 30, 2025, we could be required to make revenue cure payments of up to $4,500, $6,200, $8,500, and $8,500, respectively, plus aggregate prepayment fees of $1,900. Under the Credit Agreement, these cure payments would be due on April 21, 2025, June 6, 2025, September 5, 2025 and December 8, 2025, respectively. We are only permitted to make cure payments for revenue shortfalls up to three times during the term of the Credit Agreement, after which we would default on the Credit Agreement if we are unable to satisfy the minimum revenue requirement for any subsequent fiscal quarter. As of June 30, 2024, we had aggregate principal indebtedness of $105,173 outstanding under the Credit Agreement.

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

In addition, the Fourth Amendment provides that if we have not, after the Effective Date and on or before September 30, 2024, received at least $40,000 in gross proceeds from the issuance of our common stock, warrants and/or pre-funded warrants, and/or cash and/or non-cash consideration (measured at fair market value, as determined by the Administrative Agent in its sole discretion) from partnering transactions entered into after the Effective Date, the “Minimum Liquidity Amount” (as defined in the Credit Agreement) that we are required to maintain at all times will increase to $25,000 from $15,000, unless and until we have received, after the Effective Date and on or before November 30, 2024, at least $50,000 in gross proceeds from the issuance of our common stock, warrants and/or pre-funded warrants, and/or in cash and/or non-cash consideration (measured at fair market value, as determined by the Administrative Agent in its sole discretion) from partnering transactions entered into after the Effective Date. As of the date of this filing, we still need to raise (i) approximately an additional $10,000 in gross proceeds from the issuance of our common stock, warrants and/or pre-funded warrants and/or in cash and/or non-cash consideration (measured at fair market value, as determined by the Administrative Agent in its sole discretion) from partnering transactions by September 30, 2024 in order to prevent such an increase in the Minimum Liquidity Amount that we are required to maintain under our Credit Agreement and (ii) approximately an additional $20,000 in gross proceeds from the issuance of our common stock, warrants and/or pre-funded warrants and/or in cash and/or non-cash consideration (measured at fair market value, as determined by the Administrative Agent in its sole discretion) from partnering transactions by November 30, 2024 in order to prevent triggering an event of default under our Credit Agreement. Even if we raise the foregoing amounts within these timeframes, we may need to raise additional capital to continue as a going concern, and failure to continue as a going concern in connection with our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 could trigger an event of default under our Credit Agreement, and the lenders could exercise their rights and remedies under the Credit Agreement. As of June 30, 2024, the Company had satisfied $30,476 of the $40,000 required to maintain the Minimum Liquidity Amount and the $50,000 gross proceeds requirement.

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

See Note 9, Debt and Credit Facilities included elsewhere in this Quarterly Report on Form 10-Q for additional information relating to the Credit Agreement and RIFA, including applicable interest rates, payment obligations and certain restrictive and financial covenants thereunder. As of June 30, 2024, we were in compliance with all restrictive and financial covenants under the Credit Agreement.

ATM Program

In May 2021, we entered into the Sale Agreement with Jefferies pursuant to which we could offer and sell shares of our common stock, having an aggregate offering price of up to $100,000, from time to time, through an “at the market offering” program under which Jefferies will act as sale agent. On November 1, 2023, we entered into an amendment to the Sale Agreement with Jefferies to increase the size of the “at the market offering” program; pursuant to the Sale Agreement, as amended, we can offer and sell shares of our common stock having an aggregate offering price of up to $150,000 (excluding any shares of common stock already sold in the “at the market offering” program prior to the date of the amendment), from time to time, through an “at the market offering” program under which Jefferies will act as sale agent. During the year ended December 31, 2023, we sold 1,408 shares under the Sale Agreement for net proceeds of $26,221. For the three months ended June 30, 2024, we sold 2,839 shares under the Sale Agreement for gross proceeds of $5,472 and received proceeds of $5,308, net of issuance costs of $164. For the six months ended June 30, 2024, we sold 3,486 shares under the Sale Agreement for gross proceeds of $7,215 and received proceeds of $6,999, net of issuance costs of $216.

Common Stock Financing Activities

As discussed in Note 11, Common Stock Financing Activities included elsewhere in this Quarterly Report on Form 10-Q, on March 25, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the purchasers named therein (collectively, the “Purchasers”). Pursuant to the Purchase Agreement, the Company agreed to issue and sell to the Purchasers in a registered direct offering (the “Offering”) under an effective shelf registration statement on Form S-3 (File No. 333-275261) and a related prospectus supplement filed with the Securities and Exchange Commission on March 25, 2024 (the “Prospectus Supplement”) an aggregate of 3,055 shares (the “Shares”) of common stock, par value $0.001 per share, and accompanying warrants (the “Accompanying Warrants”) to purchase up to 3,055 shares of common stock at an offering price of $2.901 per Share and Accompanying Warrant and pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 5,565 shares of common stock and Accompanying Warrants to purchase up to 5,565 shares of common stock, at an offering price of $2.900 per share underlying each Pre-Funded Warrant and Accompanying Warrant, which equals the offering price per Share and Accompanying Warrant less the $0.001 exercise price per share of the Pre-Funded Warrants. The Pre-Funded Warrants and Accompanying Warrants are not listed on the Nasdaq Capital Market or any other securities exchange or trading system and the Company does not intend to list them. On March 27, 2024, The Company received $25,000 of gross proceeds from the Offering. During the second quarter of 2024, the Company received $5,476 of gross proceeds from the issuance of the Company’s common stock. The Company intends to use the proceeds from these financings, together with its existing cash and cash equivalents, to fund planned clinical trials of BXCL501, commercialization activities for IGALMI™ and for working capital and other general corporate purposes.

The Pre-Funded Warrants have an exercise price per share of common stock equal to $0.001 per share. The exercise price and the number of shares of common stock issuable upon exercise of the Pre-Funded Warrants are subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. The Pre-Funded Warrants are exercisable at any time after the date of issuance. For the three and six months ended June 30, 2024, we received $4 for the exercise of 3,860 Pre-funded Warrants.

The Accompanying Warrants have an exercise price per share of common stock equal to $3.20 per share. The exercise price and the number of shares of common stock issuable upon exercise of the Accompanying Warrants are subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Common Stock. The Accompanying Warrants will be exercisable at any time after the date of issuance and will expire on the fifth anniversary of the date of issuance. The Accompanying Warrants failed to meet the requirements to be indexed to equity and equity classified, and meet the definition of a derivative instrument. Therefore, these instruments are recorded as Derivative liabilities in the Condensed Consolidated Balance Sheet as of June 30, 2024.

Cash Flows

	Six months ended June 30,
	2024	2023
Cash (used in) provided by:
Operating activities	$(40,880)	$(90,559)
Investing activities	$—	$(20)
Financing activities	$31,930	$24,399

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2024 was $40,880 and was primarily attributable to our net loss of $35,090, a $689 increase in Inventory, a $741 increase in Accounts receivable and a $657 reduction in Accrued interest, in part offset by $4,490 of non-cash stock-based compensation, $2,493 of payable-in-kind interest, a $664 increase in accounts payable, accrued expenses due to related parties, and other current liabilities, and a $442 decrease in prepaid expenses, other current assets and other assets. The decrease in cash used in operating activities compared to the prior year reflects our actions taken under the Reprioritization.

Net cash used in operating activities for the six months ended June 30, 2023 was $90,559 and was primarily attributable to our net loss of $106,311, which was due to our being in the early stages of commercial launch of IGALMITM and our continued product development efforts, in part offset by $11,001 of non-cash stock-based compensation, a $1,843 increase in accounts payable, accrued expenses due to related parties, and other current liabilities, and a $2,234 increase in accrued interest.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2024 and 2023 was $0 and $20, respectively.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2024, was $31,930 and was attributable to $25,000 in proceeds received from the March 2024 registered direct offering and net proceeds received from the sale of common stock under the Sale Agreement with Jefferies of $6,999.

Net cash provided by financing activities for the six months ended June 30, 2023 was $24,399 and was primarily attributable to net proceeds received from the sale of common stock under the Sale Agreement with Jefferies of $23,918 and the exercise of stock options.

Operating Capital and Capital Expenditure Requirements

We expect to continue to incur significant operating losses at least for the next several years as we commercialize IGALMITM and as we expand our clinical trials of and seek marketing approval focused on BXCL501 while pursuing development of additional product candidates for BXCL502, BXCL701 and BXCL702. We expect to continue to incur net losses in the near term. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our planned clinical trials and our expenditures on other research and development activities.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect, and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development, and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. We anticipate that our expenses will increase substantially as we:

●	initiate and continue our clinical development of our product candidates;
●	conduct additional research and development with our product candidates;
●	seek to identify, acquire, license, develop and commercialize product candidates;
●	integrate acquired technologies into a comprehensive regulatory and product development strategy;
●	maintain, expand and protect our intellectual property portfolio;
●	hire scientific, clinical, quality control and administrative personnel and utilize professional services, including consultants, lawyers, and accountants;
●	add operational, financial and management information systems and personnel, including personnel to support our drug development and commercial efforts;
●	seek regulatory approvals for any product candidates that successfully complete clinical trials;
●	fully develop a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize IGALMITM and any product candidates for which we may obtain regulatory approval; and
●	continue to operate as a public company.

We believe that our existing cash and cash equivalents as of June 30, 2024 will not be sufficient to enable us to fund operating expenses and capital expenditure requirements for at least the next 12 months from the date of the issuance of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, including funding our ongoing research and development and commercialization efforts. In particular, after giving effect to the Reprioritization and other restructuring actions, we believe that our cash and cash equivalents of $56,271 as of June 30, 2024 will allow us to fund our operations and meet our liquidity requirements to the end of 2024. We expect that we will need to obtain substantial additional funding to fund our ongoing operations and planned trials. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interests of our existing stockholders may be materially diluted, and the terms of these securities could include liquidation or other preferences that could adversely affect the rights of our existing stockholders. In addition, debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends, which could adversely impact our ability to conduct our business. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. If we are unable to raise capital when needed or on attractive terms, we could be forced to significantly delay, scale back or discontinue the development or commercialization of our product candidates, seek collaborators at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available, and relinquish or license, potentially on unfavorable terms, our rights to our product candidates that we otherwise would seek to develop or commercialize ourselves. We can provide no assurance that will be successful in obtaining additional necessary resources and, if we are unable to fund our operations, including our clinical trials, we may need to focus on advancing fewer of our product candidates or otherwise consider strategic alternatives.

Contractual Obligations and Commitments

In April 2022, the Company signed a commercial supply agreement that requires minimum annual payments for the first three years of the agreement that in aggregate total $10,000 for the three-year period, of which $5,000 was originally due in year ended 2024. On July 11, 2024, the Company entered into an amendment to the commercial supply agreement (the “Product Supply Agreement Amendment”) that reduces the specified minimum annual payment payable by the Company over the next three years starting in 2024 and, thereafter, for a specified interval, provides for minimum annual payments to the extent that the Company receives approval of a supplemental new drug application (“sNDA”) or a new drug application (“NDA”) from the FDA for enumerated indications. The Company’s renegotiated agreement reduces the minimum commitment for 2024 to $1,000 and thereafter for the term of the agreement in annual amounts ranging from $2,000 to $5,000 subject, in certain instances, to the extent that the Company receives approval of an sNDA or NDA from the FDA for enumerated indications. In accordance with the Product Supply Agreement Amendment, the minimum commitments were reduced to $1,000, $2,000 and $2,000 in the years 2024, 2025, and 2026. In addition, the Company agreed to make a reconciliation payment of $1,200 in the third quarter of 2024 for full settlement for amounts due prior the July 11, 2024 amendment.

In February 2022, we signed a distribution agreement with a third-party to distribute product related to BXCL501 in the U.S. The distributor will be paid defined fees for its services under the agreement, which can be terminated by either party for cause. The distribution agreement can also be terminated by us without cause, subject to payment of agreed upon termination fees.

BTI leases office space for its corporate headquarters at 555 Long Wharf Drive, New Haven, Connecticut (the “HQ Lease”). The HQ Lease expires in February 2026. The Company has an option to renew the HQ Lease for one additional five-year term. Payments under the HQ Lease are fixed. The Company has approximately $647 of payments remaining under the HQ Lease. For additional details, see Note 13, Leases in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information relating to the Company’s leases.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. We have reviewed and determined that those critical accounting policies and estimates remain our critical accounting policies and estimates as of and for the six months ended June 30, 2024. No material changes were made to our existing critical accounting policies and estimates during the period presented. Refer to Note 3, Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements elsewhere in this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Risk

As of June 30, 2024, we had $56,271 of cash and cash equivalents. Our cash and cash equivalents are primarily held in money market funds that hold U.S. government cash equivalent instruments. We do not participate in any foreign currency hedging activities and have limited exposure to other derivative financial instruments, primarily resulting from the terms and conditions of the Credit Agreement. We did not recognize any significant exchange rate losses during the three months ended June 30, 2024 and 2023.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, in February 2024, we became aware that the SEC had initiated a formal investigation involving the Company and certain of its directors and officers. This formal investigation relates to the Company’s public disclosures, including about product sales and the receipt of a Form 483 by an investigator at one of the Company’s clinical trial sites in the TRANQUILITY II study, and trading in the securities of the Company. We are cooperating fully with the investigation including producing documents, and current and former officers and employees of the Company have testified before the SEC. We cannot predict or determine whether any proceeding may be instituted by the SEC in connection with its investigation or the outcome of any proceeding that may be instituted, or the effects any such proceeding could have on the Company’s business or financing efforts.

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

Since our inception, we have incurred significant operating losses. Our net loss was $35.1 million and $106.3 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had a stockholders’ deficit of approximately $625.7 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We have only one product candidate approved for marketing in the U.S., none in any other jurisdiction, and may never receive approval beyond the one product approved to date. It could be several years, if ever, before we have a commercialized product that generates significant revenues through sales of IGALMITM or our product candidates, if approved. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses may increase in the long term as we:

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

In August 2023, we announced a broad-based strategic reprioritization (the “Reprioritization”) and have taken further restructuring actions since then. As part of these efforts, we have taken actions to reduce certain operational and workforce expenses that are no longer deemed core to our ongoing operations in order to extend our cash runway and drive innovation and growth in high potential clinical development and value creating opportunities. These actions include a shift in commercial strategy for IGALMITM in the institutional setting, a reduction of in-hospital commercialization expenses, a suspension of programs no longer determined to be core to ongoing operations, and a prioritization on at-home treatment setting opportunities for BXCL501. As part of this strategy, we reduced our workforce by approximately 60%. As of December 31, 2023, the Reprioritization was substantially completed.

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

We have been and may continue to be required to expend significant funds to continue to commercialize IGALMITM in the U.S. and advance the development of BXCL501, BXCL701, BXCL502 and our other product candidates. In addition, while we may seek one or more collaborators for future development of our current product candidates or any future product candidates that we may develop for one or more indications, we may not be able to enter into a collaboration for any of our product candidates for such indications on suitable terms, on a timely basis or at all. In any event, our existing cash will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of our product candidates or our other preclinical programs. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. We may also seek third-party investments in or other strategic options for our subsidiary, OnkosXcel. Further financing may not be available to us on acceptable terms, or at all. In addition, we are reliant on the financial institutions with which we hold our cash and cash equivalents. If such institutions were to close, we may not be able to recover all of our cash or cash equivalents held at such institutions. Moreover, market volatility, credit crises, adverse macroeconomic conditions, such as high interest or inflation rates, or other factors, as well as Company-specific factors such as the progress of our development pipeline, adverse clinical events or results, regulatory investigations, or ongoing or potential legal proceedings, could also adversely impact our ability to access capital as and when needed. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

Management believes that, after giving effect to the Reprioritization and other restructuring actions, the Company’s cash and cash equivalents of $56.3 million as of June 30, 2024 will allow the Company to fund its operations and meet its liquidity requirements into the end of 2024. However, the ultimate expected cost benefit resulting from the Reprioritization cannot be assured, and there can be no assurance that we will be able to extend our cash runway by meeting the conditions for additional funding under the terms of our Credit Agreement (defined below) or otherwise. In addition, the failure to raise additional financing in accordance with the minimum capital raising requirements of our Credit Agreement would trigger an event of default thereunder. The Fourth Amendment to our Credit Agreement includes covenants that we will receive, (i) after March 20, 2024, which is the effective date of the Fourth Amendment, and on or before April 15, 2024, at least $25.0 million in gross proceeds from the issuance of our common stock, warrants and/or pre-funded warrants, and/or in non-refundable cash consideration from partnering transactions entered into after March 20, 2024 (so long as such partnering transactions would not require us or any of our subsidiaries to make any cash investments in connection with the partnering transactions and no such cash investments are made), and (ii) after March 20, 2024 and on or before November 30, 2024, at least $50.0 million (for the avoidance of doubt, inclusive of amounts previously counted toward the preceding clause (i)) in gross proceeds from the issuance of our common stock, warrants and/or pre-funded warrants, and/or in cash and/or non-cash consideration (measured at fair market value, as determined by the Administrative Agent (as defined in the Credit Agreement) in its sole discretion from partnering transactions entered into after March 20, 2024. Failure to perform this covenant would constitute (A) a default under the Credit Agreement and (B) an event of default under the Credit Agreement, subject to a cure period in the case of clause (i) of the preceding sentence, until May 15, 2024. For the avoidance of doubt, failure to perform clause (ii) would constitute an immediate event of default under the Credit Agreement without any cure or grace period.

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

As of June 30, 2024, we had aggregate principal indebtedness of $105.2 million outstanding under our Credit Agreement and Guaranty (as amended, the “Credit Agreement”) by and among the Company, as the borrower, certain subsidiaries of the Company from time to time party thereto as subsidiary guarantors, the lenders party thereto (the “Lenders”), and Oaktree Fund Administration LLC (“OFA”) as administrative agent.

Restrictive covenants in the Credit Agreement place limits on our ability to conduct our business. The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions, subject to certain exceptions, including specific exceptions with respect to product commercialization and development activities. In addition, certain events, including receipt of a warning letter from the FDA, may constitute an event of default. We must also comply with certain covenants under the Credit Agreement, including a financial covenant that requires we maintain a minimum cash liquidity amount of $15 million (or higher upon certain events, including as described in the Fourth Amendment to the Credit Agreement described in Note 9, Debt and credit facilities in the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q) and a minimum revenue requirement measured on a quarterly basis based on the revenue attributable to BXCL501 for the six consecutive month period ending on the last day of the relevant quarter, subject to cure payments of not less than $1.0 million if we fail to meet the minimum revenue requirement. The minimum revenue requirement applies beginning with the preceding six-month period ending on December 31, 2024, and ranges from approximately $4.5 million for the fourth quarter of 2024 to approximately $47.9 million for the first quarter of 2027. If we fail to meet the minimum revenue requirements for the preceding six-month periods ending on December 31, 2024, March 31, 2025, June 30, 2025 and September 30, 2025, we could be required to make revenue cure payments for the revenue shortfalls of up to $4.5 million, $6.2 million, $8.5 million, and $8.5 million, respectively, plus aggregate prepayment fees of $1.9 million. Under the Credit Agreement, these cure payments would be due on April 21, 2025, June 6, 2025, September 5, 2025 and December 8, 2025, respectively. We are only permitted to make cure payments for revenue shortfalls up to three times during the term of the Credit Agreement, after which we would default on the Credit Agreement if we are unable to satisfy the minimum revenue requirement for any subsequent fiscal quarter. In addition, certain events, including certain regulatory events and any “going concern” or similar qualification in a report of the Company’s independent registered public accountants relating to the Company’s annual financial statements, constitute an event of default under the Credit Agreement. The report of our independent registered public accounting firm included in the Annual Report on Form 10-K for the year ended December 31, 2023 contains a “going concern” explanatory paragraph. In March 2024 we entered into a Fourth Amendment to the Credit Agreement, pursuant to which the Lenders waived compliance with this covenant with respect to the report contained in the Annual Report on Form 10-K for the year ended December 31, 2023. The Fourth Amendment to the Credit Agreement also includes other covenants relating to minimum cash liquidity covenants and minimum capital raising requirements and failure to comply with such obligations, or other obligations required under the Credit Agreement, could trigger an event of default. Certain change of control events can also trigger an event of default under the Credit Agreement, including control by any entity or group of entities, other than BioXcel LLC and its affiliates, that acquires 35% or more of our voting capital stock. In addition, the Fourth Amendment to the Credit Agreement provides that if the Company has not, after the Effective Date and on or before September 30, 2024, received at least $40.0 million in gross proceeds from the issuance of its common stock, warrants and/or pre-funded warrants, and/or cash and/or non-cash consideration (measured at fair market value, as determined by the Administrative Agent in its sole discretion) from partnering transactions entered into after the Effective Date, the “Minimum Liquidity Amount” (as defined in the Credit Agreement) that we are required to maintain at all times will increase to $25.0 million from $15.0 million, unless and until we have received, after the Effective Date and on or before November 30, 2024, at least $50.0 million in gross proceeds from the issuance of our common stock, warrants and/or pre-funded warrants, and/or in cash and/or non-cash consideration (measured at fair market value, as determined by the Administrative Agent in its sole discretion) from partnering transactions entered into after the Effective Date. In connection with the closing of the Fourth Amendment discussed below, we granted new warrants to the Lenders to purchase up to 100 shares of its common stock (the “2024 Warrant Shares”) at an exercise price of $3.0723 per share (the “2024 Warrants”), which represents a 10% premium over the arithmetic average of the volume-weighted average price of the Company’s common stock on the Nasdaq Capital Market during the 30 trading days preceding the Effective Date. The 2024 Warrants will expire on April 19, 2029 and may be net exercised at the holder’s election. As of the date of this filing, we still need to raise (i) approximately an additional $10.0 million in gross proceeds from the issuance of our common stock, warrants and/or pre-funded warrants and/or in cash and/or non-cash consideration (measured at fair market value, as determined by the Administrative Agent in its sole discretion) from partnering transactions by September 30, 2024 in order to prevent such an increase in the Minimum Liquidity Amount that we are required to maintain under our Credit Agreement and (ii) approximately an additional $20.0 million in gross proceeds from the issuance of our common stock, warrants and/or pre-funded warrants and/or in cash and/or non-cash consideration (measured at fair market value, as determined by the Administrative Agent in its sole discretion) from partnering transactions by November 30, 2024 in order to prevent triggering an event of default under our Credit Agreement. Even if we raise the foregoing amounts within these timeframes, we may need to raise additional capital to continue as a going concern, and failure to continue as a going concern in connection with our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 could trigger an event of default under our Credit Agreement, and the lenders could exercise their rights and remedies under the Credit Agreement.

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

As of June 30, 2024, we had $56.3 million in cash and cash equivalents. Based on our existing cash, cash equivalents and lack of current availability under our funding facilities, we do not believe we have sufficient cash on hand to support current operations and service our debt obligations for at least one year from the date of issuance of the audited consolidated financial statements appearing in this Quarterly Report on Form 10-Q. This condition raises substantial doubt about our ability to continue as a going concern for at least one year from the date that our financial statements for the six months ended June 30, 2024 are issued. In order to mitigate the current and potential future liquidity issues, we have undertaken the Reprioritization and may, among other things, seek to raise capital through the issuance of common stock, or by restructuring, refinancing, and/or amending the terms of the Credit Agreement (including with respect to regulatory related events of default that do not contain a cure period) or pursue other strategic alternatives. However, such transactions may not be successful and we may not be able to raise additional equity and/or financing necessary to meet our obligations. Moreover, our Credit Agreement contains covenants that we may be unable to comply with and which could result in the acceleration of our debt service obligations, further reducing our capital resources and ability to fund our operations. As such, there can be no assurance that we will be able to continue as a going concern and we may be forced to delay, reduce or discontinue our product development programs or commercialization efforts in order to preserve cash. For additional cost-saving and other strategic initiatives we may be compelled to pursue, see the risk factor entitled, “We will need substantial additional funding, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts or otherwise seek strategic alternatives.” Further, if we are unable to raise additional capital or successfully consummate a strategic transaction, we may trigger an event of default under our Credit Agreement.

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

Since that time, we have taken steps to further investigate and evaluate the conduct of the TRANQUILITY II trial at this clinical site. Based on these steps to date, we believe that there have been no further instances of misconduct or fraud or other findings that adversely impact the data integrity or reliability of the eligibility, safety, and efficacy data obtained at the clinical trial site in question. However, the FDA may not accept or agree with our conclusions or analyses or may interpret or weigh their importance differently. Further, if we or the FDA determine that there are issues with data integrity and/or compliance with good clinical practice (“GCP”) requirements at the trial site, we may be unable to use some or all of the subject data generated at this clinical site to support a marketing application. Any issues identified at this trial site may also be identified at other trial sites. If all of the data from this clinical trial site were discarded, the TRANQUILITY II trial would no longer be adequately powered for statistical significance or would not be considered adequately well-controlled by the FDA, and in either case, we would need to conduct a new comparable clinical trial before we are able to seek any approval of BXCL501 for use in patients with acute agitation (non-daily) due to dementia in probable Alzheimer’s disease. If a substantial portion of the data were discarded, similar outcomes may also occur.

The primary efficacy endpoint in TRANQUILITY II was the change in PEC score, which is a measurement of agitation severity captured by trained raters during an agitation episode. While change in PEC score has been used to support the approval of IGALMI for the acute treatment of agitation associated with schizophrenia or bipolar I or II disorder in adults, it has not been used as a primary endpoint to support the approval of a drug candidate for the treatment of agitation associated with Alzheimer’s Disease. Prior to initiating our TRANQUILITY II trial, we believe we reached alignment with FDA regarding the use of PEC scores as a primary endpoint to assess individual agitation episodes in dementia patients. In the normal course, we have been in communication with the FDA regarding the data and information needed to further support the consistency of the measurement of PEC ratings, and we believe that we have generated sufficient data to demonstrate such consistency. Following submission of certain data on PEC score from a separate study of raters assessing video vignettes, the FDA expressed certain concerns with respect to the reliability of PEC scores in that study. The FDA has requested that we provide additional information to support the consistency of the measurement of PEC ratings to assess the treatment of agitation associated with Alzheimer’s Disease. While we believe that we have generated sufficient data to demonstrate such consistency, and we plan to submit these data and analyses to the FDA, if the FDA disagrees, it may require that we provide more information to demonstrate consistency in the measurement of PEC scores and/or may require that we generate additional data to support the reliability of PEC score measurements in our TRANQUILITY II trial. There can be no assurances that any information or and data we provide to FDA will sufficiently demonstrate the consistency and reliability of the PEC-

score data from our TRANQUILITY II trial, or that our PEC-score data will not represent a potential review issue in connection with any application we may submit to FDA.

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

We currently have only one product that has received regulatory approval and may never be able to develop additional marketable product candidates. We are continuing to invest a significant portion of our efforts and financial resources in the commercialization of IGALMITM and development of our four product candidates, BXCL501, BXCL502, BXCL701 and BXCL702, as well as other product candidates. In connection with the Reprioritization, we have significantly reduced the resources devoted to commercialization of IGALMITM and it is possible that will have adverse consequences on the revenue that we are able to generate from IGALMITM in the near term. As part of the Company’s Reprioritization, the IGALMITM commercial team shifted focus to a hospital/Integrated Delivery Network (“IDN”) contracting strategy with a Corporate Account Director (CAD) team. The goal of the realigned CAD team is to work with large IDNs and drive sales utilizing a top-down approach. Over time, the revised commercial effort is expected to allow the Company to continue to make inroads into the institutional market in a more cost-efficient manner. However, we have limited experience in drug development and commercialization, and our prospects are substantially dependent on our ability, or that of any future collaborator, to develop, obtain marketing approval for and successfully commercialize product candidates in one or more additional disease indications. We have also slowed the clinical development process of our lead product candidates, and progression of our lead clinical programs is subject to applicable funding. See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview.”

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

We may experience delays in our clinical trials and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays related to:

●	the FDA, or comparable foreign regulatory authorities, disagreeing as to the design or implementation of our clinical studies;
●	obtaining regulatory allowances or authorizations to commence a trial or consensus with regulatory authorities on trial designs;
●	reaching agreement on acceptable terms with prospective contract research organizations (“CROs”) and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	obtaining institutional review board approval at each site, or independent ethics committee approval at any sites outside the U.S.;
●	dependence on the needs and timing of third-party collaborators;
●	changes to clinical trial protocols;
●	recruiting suitable patients to participate in a trial in a timely manner and in sufficient numbers;
●	clinical sites deviating from trial protocol or dropping out of a trial;
●	addressing patient safety concerns that arise during the course of a trial;
●	having patients complete a trial or return for post-treatment follow-up;
●	imposition of a clinical hold by regulatory authorities, including as a result of unforeseen safety issues or side effects or failure of trial sites to adhere to regulatory requirements;
●	the occurrence of SAEs in trials of the same class of agents conducted by other companies or institutions;
●	subjects choosing an alternative treatment for the indications for which we are developing our product candidates, or participating in competing trials;
●	adding a sufficient number of clinical trial sites;
●	manufacturing sufficient quantities of a product candidate for use in clinical trials;
●	lack of adequate funding to initiate or continue clinical trials;
●	selection of clinical end points that require prolonged periods of clinical observation or analysis of the resulting data;
●	a facility manufacturing our product candidates or any of their components being ordered by the FDA, or comparable foreign regulatory authorities, to temporarily or permanently shut down due to violations of current good manufacturing practice (“cGMP”) regulations or other applicable requirements, or infections or cross-contaminations of product candidates in the manufacturing process;

●	any changes to our manufacturing process that may be necessary or desired;
●	third-party clinical investigators losing the licenses or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or consistent with the clinical trial protocol, GCPs or other regulatory requirements; or
●	third-party contractors not performing data collection or analysis in a timely or accurate manner; third-party contractors not complying with training and trial protocol; or third-party contractors becoming debarred or suspended or otherwise penalized by the FDA, such as in the case of the recent events relating to the TRANQUILITY II clinical trial, or other government or regulatory authorities, for violations of regulatory requirements, in which case, we may need to find a substitute contractor, and we may not be able to use some or all of the data produced by such contractors in support of our marketing applications.

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

We plan to continue to commercialize IGALMI TM sublingual film for the acute treatment of agitation associated with schizophrenia or bipolar I or II disorder, to be self-administered by patients under the supervision of a healthcare provider, which is our only approved product to date. However, in connection with the Reprioritization, we significantly reduced the resources devoted to commercialization of IGALMI TM and it is possible that will have adverse consequences on the revenue that we are able to generate from IGALMI TM. Revenues for IGALMI TM for the year ended December 31, 2023 and six months ended June 30, 3024 were $1.4 million and $1.7 million, respectively. If our commercial products do not gain market acceptance, we may not be able to fund future operations, including developing, testing and obtaining regulatory approval for an sNDA for other BXCL501 indications, including in the at-home setting for the acute treatment of agitation (non-daily) associated with dementia due to probable Alzheimer’s disease, or for other product candidates that it may develop. Our results of operations could be materially harmed if we are unable to successfully commercialize IGALMI TM for any currently or additionally approved indications or any future product candidates that we may have approved. We may experience concentration of a limited number of customers for sales of IGALMI TM. For example, we sold $735,000 to a single customer during the second quarter of 2024. If any such customers change their business requirements or purchasing behavior our business, financial condition, and results of operations may be adversely affected. Furthermore, sales to customers may fluctuate significantly, and sales from one period may not be indicative of future results.

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

As of June 30, 2024, BioXcel LLC owned approximately 19% of the economic interest and voting power of our outstanding common stock and BioXcel LLC is controlled by BioXcel Holdings, Inc. Our Chief Executive Officer and member of our board of directors, Vimal Mehta, Ph.D., is the Chief Executive Officer, President, Treasurer and Secretary and a member of the board of managers of BioXcel LLC and Chief Executive Officer, President, Treasurer and Secretary and the sole member of the board of directors of BioXcel Holdings, Inc. See “The management of and beneficial ownership in BioXcel LLC by our executive officers and our directors may create, or may create the appearance of, conflicts of interest.” below. Even though BioXcel LLC controls less than a majority of the voting power of our outstanding common stock, it may influence the outcome of such corporate actions so long as it owns a significant portion of our common stock.

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

Our Chief Executive Officer and member of our board of directors, Vimal Mehta, Ph.D., is the Chief Executive Officer, President, Treasurer and Secretary and a member of the board of managers of BioXcel LLC and Chief Executive Officer, President, Treasurer and Secretary and the sole member of the board of directors of BioXcel Holdings, Inc. Additionally, as of June 30, 2024, Dr. Mehta, through his beneficial ownership of BioXcel LLC, beneficially owned approximately 21.3% of the Company. The management and ownership of BioXcel LLC by Dr. Mehta may create the appearance of, conflicts of interest when Dr. Mehta is faced with decisions that could have different implications for BioXcel LLC than the decisions have for us, including decisions that relate to our Services Agreement and Contribution Agreement, as well as potential agreements relating to future product candidates and AI-related services or collaborations. Any perceived conflicts of interest resulting from investors questioning the independence of our management or the integrity of corporate governance procedures may materially affect our stock price and expose us to litigation risk.

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

You should consider an investment in our common stock to be risky, and you should invest in our common stock only if you can withstand a significant loss and wide fluctuations in the market value of your investment. Some factors that may cause the market price of our common stock to fluctuate, in addition to the other risks mentioned in this "Risk Factors" section, are:

●	sale of our common stock by our stockholders, executives, and directors;
●	volatility and limitations in trading volumes of our shares of common stock;
●	speculative trading in and short sales of our stock, as well as trading phenomena such as the “short squeeze” and “short and distort” schemes;
●	our ability to obtain financings to conduct and complete research and development activities including, but not limited to, our clinical trials, and other business activities;
●	possible delays in the expected recognition of revenue due to lengthy and sometimes unpredictable sales timelines;
●	the timing and success of introductions of new applications and services by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers or strategic partners;
●	network outages or security breaches;
●	our ability to attract new customers;
●	customer renewal rates and the timing and terms of customer renewals;

●	our ability to secure resources and the necessary personnel to conduct clinical trials on our desired schedule;
●	commencement, enrollment or results of our clinical trials for our product candidates or any future clinical trials we may conduct;
●	changes in the development status of our product candidates;
●	any delays or adverse developments or perceived adverse developments with respect to our preclinical and clinical trials;
●	any delay in our submission for studies or product approvals or adverse regulatory decisions, including failure to receive regulatory approval for our product candidates;
●	unanticipated safety concerns related to the use of our product candidates;
●	failures to meet external expectations or management guidance;
●	changes in our capital structure or dividend policy, future issuances of securities, sales of large blocks of common stock by our stockholders;
●	our cash position;
●	announcements and events surrounding financing efforts, including debt and equity securities;
●	our inability to enter into new markets or develop new products;
●	reputational issues;
●	competition from existing technologies and products or new technologies and products that may emerge;
●	announcements of acquisitions, partnerships, collaborations, joint ventures, new products, capital commitments, or other events by us or our competitors;
●	changes in general economic, political and market conditions in or any of the regions in which we conduct our business;
●	changes in industry conditions or perceptions;
●	changes in valuations of similar companies or groups of companies;
●	analyst research reports, recommendation and changes in recommendations, price targets, and withdrawals of coverage;
●	departures and additions of key personnel;
●	disputes and litigations related to intellectual properties, proprietary rights, and contractual obligations;
●	changes in applicable laws, rules, regulations, or accounting practices and other dynamics; and
●	other events or factors, many of which may be out of our control.

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

As of June 30, 2024, our directors, executive officers and BioXcel LLC, and their respective affiliates, beneficially owned approximately 24.6% of our outstanding shares of common stock. As a result, these stockholders, acting together, would have significant control over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have significant control over the management and affairs of our Company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

We are, and may in the future become, subject to various legal proceedings, claims and investigations that arise in or outside the ordinary course of business. For example, on July 7, 2023, plaintiff Katelyn Martin filed a class action complaint against the Company and certain executives in the United States District Court for the District of Connecticut, captioned Martin v. BioXcel Therapeutics, et al., 3:23-cv-00915 (D. Conn). On October 4, 2023, pursuant to the Private Securities Litigation Reform Act, the court appointed two co-Lead Plaintiffs. The co-Lead Plaintiffs filed an amended complaint on December 5, 2023, alleging violations of Sections 10(b) and 20A of the Exchange Act and SEC Rule 10b-5 promulgated thereunder. The amended complaint alleges that defendants made false or misleading statements regarding the TRANQUILITY II trial and the development of BXCL501 for an expanded indication related to the treatment of certain Alzheimer’s-related agitation. On July 11, 2024, the Court dismissed the amended complaint without prejudice and, on August 1, 2024, co-Lead Plaintiffs filed a second amended complaint. The Company expects to move to dismiss the second amended complaint. The motion to dismiss is due September 6, 2024.

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

The Company is also cooperating with a formal investigation of the Company and certain of its officers and directors by the SEC, relating to the Company’s public disclosures, including about product sales and the receipt of a Form 483 by an investigator at one of the Company’s clinical trial sites in the TRANQUILITY II study, and trading in the securities of the Company. The Company has produced documents, and current and former officers and employees of the Company have testified before the SEC. The above-captioned proceedings, as well as any investigation or proceeding that may be instituted by the SEC may result in substantial costs or liabilities, as well as a diversion of management’s attention and resources, which could harm our business, result in a decline in the market price of our common stock and impact our financing efforts.

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

Item 2. Unregistered Sales of Equity Securities, and Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) None.

(c) During the three months ended June 30, 2024, none of our directors or “officers” (as defined under as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation, as amended.	10-Q	001-38410	3.1	8/10/2021

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of BioXcel Therapeutics, Inc., as amended, dated June 10, 2024.	8-K	001-38410	3.1	6/11/2024

3.3	Amended and Restated Bylaws.	8-K	001-38410	3.2	3/13/2018

4.1	Form of Warrant Agreement, dated March 20, 2024	10-K	001-38410	4.5	3/22/2024

4.2	Second Amended and Restated Registration Rights Agreement, between the Company and the parties thereto, dated March 20, 2024.	10-K	001-38410	4.6	3/22/2024

4.3	Form of Pre-Funded Warrant	8-K	001-38410	4.1	3/25/2024

4.4	Form of Accompanying Warrant	8-K	001-38410	4.2	3/25/2024

10.1+	Amendment No. 1, dated July 11, 2024, to Commercial Supply Agreement, between ARx, LLC and BioXcel Therapeutics, Inc., dated April 1, 2022					*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	Inline XBRL Instance Document					*
	- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					*

*	Filed herewith.
**	Furnished herewith.

+ Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BioXcel Therapeutics, Inc.

Dated: August 6, 2024	By:
/s/ Vimal Mehta
Vimal Mehta
Chief Executive Officer
(Principal Executive Officer)

Dated: August 6, 2024	By:
/s/ Richard Steinhart
Richard Steinhart
Chief Financial Officer
(Principal Financial Officer)