Form 10-Q
period 2024-09-30
BioXcel Therapeutics, Inc.
filed 2024-11-14
CIK 1720893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding at October 31, 2024 was 42,748,364.

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

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

●	We have a limited operating history and have not generated substantial product revenues to date, which may make it difficult to evaluate the success of our business to date and to assess our future viability.
●	We have incurred significant operating losses since inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future and may never achieve or maintain profitability.
●	Our strategic reprioritization and other workforce reductions may not achieve our intended outcome.
●	We will need substantial additional funding, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts or otherwise seek strategic alternatives. In addition, the failure to raise additional financing in accordance with the minimum capital raising requirements of our Credit Agreement (as defined herein) would trigger an event of default thereunder.
●	We have significant indebtedness and other contractual obligations that could impair our liquidity, restrict our ability to do business and thereby harm our business, results of operations and financial condition. We may not have sufficient cash flow from operations to satisfy our obligations under our financing facilities.
●	We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.
●	We have limited experience in drug discovery and drug development.
●	Developments relating to our TRANQUILITY II Phase 3 trial may impact the timing of our development plans for, and prospects for seeking or obtaining regulatory approval of, BXCL501 for the acute treatment of agitation (non-daily) associated with dementia in patients with probable Alzheimer’s disease and may also subject us to additional risks and uncertainties, including regulatory, stockholder or other actions, loss of investor confidence and negative impacts on the trading price of our common stock.
●	In the near term, we are dependent on the success of IGALMITM, and four of our product candidates, BXCL501, BXCL502, BXCL701 and BXCL702. If we are unable to complete the clinical development of or obtain marketing approval for our product candidates or successfully commercialize IGALMITM or our product candidates, either alone or with a collaborator, or if we experience significant delays in doing so, our business could be substantially harmed.
●	Interim “top-line” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
●	The regulatory approval processes of the United States (“U.S.”) Food and Drug Administration (“FDA”), and comparable foreign authorities are lengthy, time consuming, expensive and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

●	Clinical trials are expensive, difficult to design, difficult to conduct and involve an uncertain outcome.
●	We depend on enrollment of patients in our clinical trials to continue development of our product candidates. If we are unable to enroll patients in our clinical trials, our research and development efforts could be adversely affected.
●	Our estimated number of episodes of agitation and our corresponding estimated total addressable market are subject to inherent challenges and uncertainties. If we have overestimated the number of episodes or the size of our total addressable market for our current and potential future products or product candidates, or if any approval that we obtain is based on a narrower definition of the patient population, our revenue and ability to achieve profitability may be harmed.
●	The discovery and development of product candidates based on EvolverAI, BioXcel LLC’s proprietary pharmaceutical discovery and development engine, as well as our own AI platform is novel and unproven, and we do not know whether we will be able to develop any products of commercial value.
●	Regulators may limit our ability to develop or implement our proprietary AI algorithms and/or may eliminate or restrict the confidentiality of our proprietary technology, which could have an adverse effect on our business, results of operations, and financial condition.
●	Although the FDA has approved IGALMITM for the acute treatment of agitation associated with schizophrenia or bipolar I or II disorder, we will still face extensive and ongoing regulatory requirements and obligations for IGALMITM and for any product candidates for which we obtain approval.
●	Although we obtained FDA approval for IGALMITM, our products and product candidates may not be accepted by physicians or the medical community in general, and there may be insufficient insurance coverage and reimbursement.
●	If we are found in violation of federal, state or foreign health care “fraud and abuse” laws, we may be required to pay significant fines and penalties, which may adversely affect our business, financial condition and results of operations.
●	We continue to depend on BioXcel LLC to provide us with certain services for our business.
●	BioXcel LLC has significant influence over the direction of our business, and the concentrated ownership of our common stock will prevent you and other stockholders from influencing significant decisions.
●	We are substantially dependent on third parties for the manufacture of our clinical supplies of our product candidates, and our commercial supplies of IGALMITM, and we intend to rely on third parties to produce commercial supplies of any other approved product candidate.
●	We rely on third parties to conduct our preclinical and clinical trials. If these third parties do not successfully perform their contractual legal and regulatory duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.
●	Data breaches or cyber-attacks could disrupt our business, operations and information technology systems, and financial results, or result in the loss or exposure of confidential or sensitive Company information.
●	We are and may in the future be subject to legal proceedings, claims and investigations in or outside the ordinary course of business. Such proceedings, claims and investigations could be costly and time-consuming to defend and could result in unfavorable outcomes, which may have a material adverse effect on our business, operating results and financial condition, and negatively affect the price of our common stock.

●	Unfavorable global political or economic events and conditions could adversely affect our business, financial condition or results of operations.
●	We face risks associated with the increased scrutiny relating to environmental, social and governance matters.
●	It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIOXCEL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share amounts)

	September 30,
	2024	December 31,
	(unaudited)	2023
ASSETS
Current assets
Cash and cash equivalents	$40,387	$65,221
Accounts receivable, net	3	71
Inventory	1,525	1,991
Prepaid expenses	4,479	2,782
Other current assets	1,398	2,078
Total current assets	$47,792	$72,143
Property and equipment, net	552	784
Operating lease right-of-use assets	461	688
Other assets	87	87
Total assets	$48,892	$73,702

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
Accounts payable	$14,889	$13,654
Accrued expenses	10,193	12,424
Due to related parties	107	107
Accrued interest	—	736
Other current liabilities	368	346
Total current liabilities	$25,557	$27,267
Long-term portion of operating lease liabilities	161	440
Derivative liabilities	4,367	1,905
Long-term debt	104,440	100,598
Total liabilities	$134,525	$130,210

Commitments and contingencies (Note 16)
Stockholders' (deficit) equity
Preferred stock, $0.001 par value, 10,000 shares authorized; no shares issued and outstanding as of September 30, 2024 and December 31, 2023	$—	$—
Common stock, $0.001 par value, 200,000 and 100,000 shares authorized as of September 30, 2024 and December 31, 2023, respectively; 42,462 and 29,930 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	42	30
Additional paid-in-capital	553,663	534,060
Accumulated deficit	(639,338)	(590,598)
Total stockholders' (deficit) equity	$(85,633)	$(56,508)
Total liabilities and stockholders' (deficit) equity	$48,892	$73,702

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOXCEL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Revenues
Product revenue, net	$214	$341	$1,900	$1,004

Operating expenses
Cost of goods sold	$1,170	$512	$1,311	$546
Research and development	5,101	19,619	24,534	74,392
Selling, general and administrative	7,683	24,344	30,398	73,810
Restructuring costs	1,553	4,163	2,409	4,163
Total operating expenses	$15,507	$48,638	$58,652	$152,911
Loss from operations	$(15,293)	$(48,297)	$(56,752)	$(151,907)
Other expense (income)
Interest expense	3,790	3,252	11,097	9,879
Interest income	(616)	(1,068)	(2,234)	(4,703)
Other (income) expense, net	(4,817)	5	(16,875)	(286)
Net loss	$(13,650)	$(50,486)	$(48,740)	$(156,797)
Basic and diluted net loss per share attributable to common stockholders	$(0.32)	$(1.72)	$(1.29)	$(5.40)
Weighted average shares outstanding - basic and diluted	42,390	29,268	37,853	29,026

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOXCEL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(amounts in thousands)

(unaudited)

			Additional
	Common stock		paid-in-	Accumulated
	Shares	Amount	capital	deficit	Total
Balance as of December 31, 2022	28,147	$28	$488,292	$(411,545)	$76,775
Issuance of common shares, net of offering costs	756	1	23,917	—	23,918
Stock-based compensation	—	—	4,877	—	4,877
Exercise of stock options	173	—	258	—	258
Vesting of restricted stock units, net of employee tax obligations	24	—	(27)	—	(27)
Net loss	—	—	—	(52,796)	(52,796)
Balance as of March 31, 2023	29,100	$29	$517,317	$(464,341)	$53,005
Stock-based compensation	—	—	6,124	—	6,124
Issuance of stock purchase warrants	—	—	—	—	—
Exercise of stock options	136	—	250	—	250
Vesting of restricted stock units, net of employee tax obligations	31	—	—	—	—
Net loss	—	—	—	(53,515)	(53,515)
Balance as of June 30, 2023	29,267	$29	$523,691	$(517,856)	$5,864
Stock-based compensation	—	—	4,014	—	4,014
Exercise of stock options	6	—	—	—	—
Net loss	—	—	—	(50,486)	(50,486)
Balance as of September 30, 2023	29,273	$29	$527,705	$(568,342)	$(40,608)

			Additional
	Common stock		paid-in-	Accumulated
	Shares	Amount	capital	deficit	Total
Balance as of December 31, 2023	29,930	$30	$534,060	$(590,598)	$(56,508)
Issuance of common shares, net of offering costs	3,702	4	3,705	—	3,709
Stock-based compensation	—	—	3,433	—	3,433
Issuance of stock purchase warrants	—	—	224	—	224
Issuance of pre-funded stock purchase warrants	—	—	3,570	—	3,570
Net loss	—	—	—	(26,791)	(26,791)
Balance as of March 31, 2024	33,632	$34	$544,992	$(617,389)	$(72,363)
Issuance of common shares, net of offering costs	6,699	6	5,306	-	5,312
Stock-based compensation	—	—	1,057	—	1,057
Vesting of restricted stock units, net of employee tax obligations	52	—	(8)	—	(8)
Net loss	—	—	—	(8,299)	(8,299)
Balance as of June 30, 2024	40,383	$40	$551,347	$(625,688)	$(74,301)
Issuance of common shares, net of offering costs	2,066	2	451	—	453
Stock-based compensation	—	—	1,865	—	1,865
Vesting of restricted stock units, net of employee tax obligations	13	—	—	—	—
Net loss	—	—	—	(13,650)	(13,650)
Balance as of September 30, 2024	42,462	$42	$553,663	$(639,338)	$(85,633)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOXCEL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine months ended September 30,
	2024	2023
OPERATING CASH FLOW ACTIVITIES:
Net loss	$(48,740)	$(156,797)
Reconciliation of net loss to net cash used in operating activities
Depreciation	232	240
Accretion of debt discount and amortization of financing costs	245	1,066
Change in fair value of derivative liabilities	(16,884)	(316)
Stock-based compensation expense	6,355	15,015
Payable-in-kind interest on Credit Agreement	3,821	1,215
Loss on disposal of equipment	—	2
Operating lease right-of-use assets	227	214
Changes in operating assets and liabilities
Accounts receivable	68	(487)
Inventory	466	(33)
Prepaid expenses, other current assets and other assets	(1,017)	1,724
Accounts payable, accrued expenses, due to related parties, and other current liabilities	(997)	9,098
Accrued interest	(736)	1,153
Operating lease liabilities	(258)	(237)
Net cash used in operating activities	$(57,218)	$(128,143)

INVESTING CASH FLOW ACTIVITIES:
Purchases of equipment and leasehold improvements	$—	$(20)
Net cash from investing activities	$—	$(20)

FINANCING CASH FLOW ACTIVITIES:
Proceeds from issuance of common stock and warrants	$32,687	$24,657
Offering costs for common stock and warrants issuance	(295)	(739)
Payment of employee tax obligations related to vesting restricted stock units	(8)	(27)
Exercise of stock options	—	508
Net cash provided by financing activities	$32,384	$24,399

Net decrease in cash and cash equivalents	$(24,834)	$(103,764)
Cash and cash equivalents, beginning of the period	65,221	193,725
Cash and cash equivalents, end of the period	$40,387	$89,961

Supplemental cash flow information:
Issuance of stock purchase warrants	$224	$—

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

The Company’s most advanced neuroscience clinical development program is BXCL501. In indications other than those approved by the FDA as IGALMITM, BXCL501 is an investigational proprietary, orally dissolving, film formulation of Dex for the treatment of agitation associated with psychiatric and neurological disorders.

The Company’s most advanced immuno-oncology asset, BXCL701, is an investigational, orally administered systemic innate immune activator for the treatment of a rare form of prostate cancer and advanced solid tumors that are refractory or treatment naïve to checkpoint inhibitors.

BTI was incorporated under the laws of the State of Delaware on March 29, 2017. The Company’s principal office is in New Haven, Connecticut.

Note 2. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements do not include all the information and notes required by Generally Accepted Accounting Principles (“GAAP”) in the U.S. The accompanying year-end balance sheet was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2024, the results of its operations for the three and nine months ended September 30, 2024 and 2023 and its cash flows for the nine months ended September 30, 2024 and 2023. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods or any future year or period. The accompanying unaudited interim condensed consolidated financial statements of the Company should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission on March 22, 2024.

The accompanying condensed consolidated financial statements include the accounts for the Company and all entities where BTI has a controlling financial interest after elimination of all intercompany accounts and transactions and have been prepared in conformity with U.S. GAAP.

As of September 30, 2024, the Company had cash and cash equivalents of $40,387 and an accumulated deficit of $639,338. BTI has incurred substantial net losses and negative cash flows from operating activities in nearly every fiscal period since inception and expects this trend to continue for the foreseeable future. The Company recognized net losses of $13,650 and $50,486 for the three months ended September 30, 2024 and 2023, respectively, and $48,740 and $156,797 for the nine months ended September 30, 2024 and 2023, respectively, and had net cash used in operating activities of $57,218 and $128,143 for the nine months ended September, 2024 and 2023, respectively.

Under ASC Topic 205-40, Presentation of Financial Statements - Going Concern, management is required at each reporting period to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.

The Company’s history of significant losses, its negative cash flows from operations, potential near-term increased covenant-driven payments under its Credit Agreement (as defined in Note 9, Debt and Credit Facilities), its limited liquidity resources currently on hand, and its dependence on its ability to obtain additional financing to fund its operations after the current resources are exhausted, about which there can be no certainty, have resulted in management’s assessment that there is substantial doubt about the Company’s ability to continue as a going concern for a period of at least 12 months from the issuance date of the financial statements included in this Quarterly Report on Form 10-Q.

This going concern evaluation takes into consideration the potential mitigating effect of management’s Reprioritization (as defined in Note 4, Restructuring) and the additional restructuring actions taken in the second and third quarters of 2024. When substantial doubt exists, management evaluates whether the mitigating effect of its plans sufficiently alleviates the substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (i) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued and (ii) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Generally, to be considered probable of being effectively implemented, the plans need to be approved by the Company’s Board of Directors.  The Company’s Reprioritization was approved by the Board of Directors on August 8, 2023; however, such plans, including the additional restructuring actions taken in the second and third quarters of 2024, will not mitigate the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.

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

Successful completion of the Company’s development programs and, ultimately, the attainment of profitable operations are dependent upon future events, including obtaining adequate financing to support the Company’s cost structure and operating plan. Management’s plans to improve the Company’s liquidity and reduce its operating expenses and capital requirements include, among other actions, pursuing one or more of the following steps to raise additional capital, none of which can be guaranteed or are entirely within the Company’s control:

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

If the Company is unable to raise capital when needed or on acceptable terms, refinance or restructure its existing Credit Agreement or if it is unable to procure collaboration arrangements to advance its programs, the Company would evaluate alternative strategies or initiatives regarding the Company’s future. These options are not limited to but could include plans to discontinue some of its operations or develop and implement a plan, beyond its Reprioritization initiatives, to further extend payables, reduce overhead, scale back or cease some or all of its revised operating plan until sufficient additional capital is raised to support further operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. As of September 30, 2024 and December 31, 2023, cash equivalents were comprised primarily of money market funds. Cash and cash equivalents held at financial institutions may at times exceed federally insured amounts. BTI management believes it mitigates such risk by investing in or through major financial institutions.

Accounts Receivable, Net

Accounts receivable arise from sales of IGALMITM and represent amounts due from distributors and group purchasing organizations (“GPOs”). Payment terms generally range from 30 to 90 days from the date of the sale transaction, and accordingly, do not involve a significant financing component. Receivables from product sales are recorded net of allowances which generally include distribution fees, prompt payment discounts, chargebacks, and credit losses. Allowances for distribution fees, prompt payment discounts and chargebacks are based on contractual terms. The Company estimated the current expected credit losses of its accounts receivable by assessing the risk of loss and available relevant information about collectability, existing contractual payment terms, actual payment patterns of its customers, individual customer circumstances, and reasonable and supportable forecast of economic conditions expected to exist throughout the contractual life of the receivable. Based on its assessment, as of September 30, 2024, the Company determined that an allowance for credit losses was not required.

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

As discussed in Note 9, Debt and Credit Facilities, on April 19, 2022, the Company entered into the Revenue Interest Financing Agreement (the “RIFA”), the terms of which involved significant assumptions and estimates, including future net product sales, in determining interest expense, amortization period of the debt discount, as well as the classification between current and long-term portions. In estimating future net product sales, the Company assessed prevailing market conditions using various external market data against the Company’s anticipated sales and planned commercial activities. Consequently, the Company imputed interest on the carrying value of the debt and records interest expense using an imputed effective interest rate. The Company reassessed the expected payments during each reporting period and accounted for any changes through an adjustment to the effective interest rate on a prospective basis, with a corresponding impact to the classification of the Company’s current and long-term portions of the debt. The RIFA was terminated on December 5, 2023.

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

As part of this strategy, the Company’s Board of Directors approved a reduction of approximately 60% of the Company’s workforce. The Company notified impacted employees on August 14, 2023 and recorded total restructuring costs of $4,163 for the year ended December 31, 2023. These costs consisted of severance and benefit costs of $4,063 and contract termination costs of $100. The Company paid $3,998 of severance and benefit costs and $100 of contract termination costs in the year ended December 31, 2023. The Reprioritization was substantially complete as of December 31, 2023, and the remaining costs were paid during the first quarter of 2024.

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

On September 17, 2024, the Company approved a plan for an additional reduction in its workforce of 15 employees, or approximately 28% of the Company’s headcount (the “Clinical Prioritization”), in order to extend its cash runway and prioritize investment on the clinical development of its lead neuroscience asset, BXCL501. The Company estimates that it will incur aggregate charges in connection with the Clinical Prioritization of approximately $1,553 which relate primarily to severance and benefits costs. Accordingly, the Company recorded a restructuring charge of $1,553 in the third quarter 2024, which is included in Accrued Expenses on the Condensed Consolidated Balance at September 30, 2024. The Company completed the Clinical Prioritization in October 2024, and expects to pay the related costs during the fourth quarter of 2024 and the first quarter of 2025.

Note 5. Inventory

Inventory consists of the following:

	September 30,	December 31,
	2024	2023

Raw materials	$833	$935
Work-in-process	—	651
Finished goods	692	405
Total inventory	$1,525	$1,991

The Company recorded inventory write-downs of $1,157 and $1,202 for the three and nine months ended September 30, 2024, respectively. The Company recorded inventory write-downs of $495 for the three and nine months ended September 30, 2023.

Note 6. Property and Equipment, Net

Property and equipment, net consists of the following:

	September 30,	December 31,
	2024	2023

Computers and equipment	$202	$202
Furniture	575	575
Leasehold improvements	1,200	1,200
Total property and equipment	$1,977	$1,977
Accumulated depreciation	(1,425)	(1,193)
Total property and equipment, net	$552	$784

Depreciation expense was $77 and $79 for the three months ended September 30, 2024 and 2023, respectively, and $232 and $240 for the nine months ended September 30, 2024 and 2023, respectively.

Note 7. Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2024	December 31, 2023

Accrued research and development expenses	$2,763	$6,406
Accrued compensation and benefits	39	163
Accrued professional fees	5,520	5,562
Accrued taxes	71	116
Other accrued expenses	247	177
Accrued restructuring costs	1,553	—
Total accrued expenses	$10,193	$12,424

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

Service charges recorded under the Services Agreement for the three and nine months ended September 30, 2024 and 2023, respectively were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Research and development	$230	$321	$708	$950
Selling, general and administrative	120	103	258	189
Total	$350	$424	$966	$1,139

As of September 30, 2024, there were no outstanding service charges related to the Services Agreement included in Due to related parties in the Company’s Condensed Consolidated Balance Sheets.

Note 9. Debt and Credit Facilities

Debt, net of unamortized discounts and financing costs, consists of the following:

	September 30, 2024	December 31, 2023

Credit Agreement and Guaranty	$102,319	$102,319
Payable-in-kind ("PIK") interest	4,182	361
Total long-term debt liability	$106,501	$102,680
Unamortized debt premiums, discounts and issuance costs	(2,061)	(2,082)
Total long-term debt	$104,440	$100,598

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

Second Amendment to Credit Agreement and Guaranty and Termination of the RIFA

On December 5, 2023, (the “Second Amendment Effective Date”), the Company entered into the Second Amendment to Credit Agreement and Guaranty and Termination of Revenue Interest Financing Agreement (the “Second Amendment”), which further amended the Credit Agreement. On the Second Amendment Effective Date, the Credit Agreement was amended to provide up to $202,319 in senior secured term loans, including the initial Tranche A of $70,000, which was funded on April 28, 2022, and related capitalized interest on Tranche A through the Second Amendment Effective Date in the amount of $72,319. In addition, the $30,000 in financing previously provided to the Company under the RIFA on July 8, 2022 was converted to a term loan under the Credit Agreement (the “Tranche A-2 Term Loan”). The RIFA and all commitments for potential future funding thereunder were terminated. In addition, pursuant to the Second Amendment, the Lenders agreed to permit the Company to invest up to a maximum of $30,865 at any time outstanding in OnkosXcel, increased from $30,000. In connection with the Second Amendment, the Company agreed to pay to the Lenders an exit fee equal to 0.25% of the loans under the Credit Agreement repaid upon maturity or prepayment of the loans (which exit fee is in addition to, and not in lieu of, the exit fee provided for by the First Amendment). As of September 30, 2024, $100,000 in commitments under the Credit Agreement remains unfunded, and Oaktree has an Equity Investment Right (as defined below) to purchase up to $5,000 of Common Stock from the Company. The blended effective interest rate on the Tranches A-1 and A-2 as of September 30, 2024 was approximately 14.0%.

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

In addition, the Fourth Amendment provides that if the Company has not, after the Effective Date and on or before September 30, 2024, received at least $40,000 in gross proceeds from the issuance of its common stock, warrants and/or pre-funded warrants, and/or cash and/or non-cash consideration (measured at fair market value, as determined by the Administrative Agent in its sole discretion) from partnering transactions entered into after the Effective Date, the “Minimum Liquidity Amount” (as defined in the Credit Agreement) that the Company is required to maintain at all times will increase to $25,000 from $15,000, unless and until the Company has received, after the Effective Date and on or before November 30, 2024, at least $50,000 in gross proceeds from the issuance of the Company’s common stock, warrants and/or pre-funded warrants, and/or in cash and/or non-cash consideration (measured at fair market value, as determined by the Administrative Agent in its sole discretion) from partnering transactions entered into after the Effective Date. On March 27, 2024, the Company received $25,000 in gross proceeds from the issuance of its common stock, warrants, and pre-funded warrants discussed in Note 11, Common Stock Financing Activities, satisfying the April 15, 2024 covenant requirement of the Fourth Amendment. During the third quarter of 2024, the Company received $467 of gross proceeds from the issuance of the Company’s common stock. As of September 30, 2024, the Company had satisfied $30,943 of the $40,000 required to maintain the Minimum Liquidity Amount and the $50,000 gross proceeds requirement. As a result, at September 30, 2024, the Minimum Liquidity Amount increased to $25,000. As of September 30, 2024, we were in compliance with all restrictive and financial covenants under the Credit Agreement.

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

Maturities of debt, excluding the impacts of any mandatory payments pursuant to the Revenue Covenant or to meet minimum royalty levels, are expected to be as follows:

September 30, 2024

2024	$—
2025	$—
2026	$—
2027	$106,501
2028	$—
Thereafter	$—

Interest expense was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

Interest expense	$3,684	$2,875	$10,852	$8,813
Accretion of debt discount and amortization of financing costs	106	377	245	1,066
Total interest expense	$3,790	$3,252	$11,097	$9,879

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

With respect to the Securities Purchase Agreement discussed in Note 11, Common Stock Financing Activities, BTI determined that the Accompanying Warrants fail the equity classification criteria and are therefore classified as liabilities in accordance with ASC 480, Distinguishing Liabilities from Equity ("ASC 480") and ASC 815, Derivatives and Hedging (“ASC 815”). The Accompanying Warrants failed to meet the requirements to be indexed to equity and equity classified, and meet the definition of a derivative instrument. Therefore, these instruments are recorded as Derivative liabilities in the Condensed Consolidated Balance Sheet as of September 30, 2024. The respective derivative liabilities were recorded at fair value on the date of issuance in the amount of $19,347 and are revalued on each balance sheet date until such instruments are settled or expire, with changes in the fair value between reporting periods recorded within Other (income) expense, net in the Company’s Condensed Consolidated Statements of Operations. We value the Accompanying Warrants using the Black-Scholes option pricing model as discussed in Note 14, Fair value measurements. As of September 30, 2024, the fair value of the Accompanying Warrants was $2,935. The Company recorded a fair value adjustment resulting in an unrealized gain of $4,691 and $16,412 for the three and nine months ended September 30, 2024, respectively.

Note 11. Common Stock Financing Activities

In May 2021, the Company entered into an Open Market Sale Agreement (as amended, supplemented and/or restated from time to time, the “Sale Agreement”) with Jefferies LLC (“Jefferies”) pursuant to which the Company could offer and sell shares of its common stock, having an aggregate offering price of up to $100,000, from time to time, through an “at the market offering” program under which Jefferies will act as sale agent. In November 2023, the Company amended the Sale Agreement to increase the size of the “at the market offering" program to $150,000. For the year ended December 31, 2023, the Company sold 1,408 shares of its common stock for a gross amount of $27,032, incurred issuance costs of $811, and received net proceeds of $26,221. For the three months ended September 30, 2024, the Company sold 361 shares of its common stock for a gross amount of $467, incurred issuance costs of $14, and received net proceeds of $453. For the nine months ended September 30, 2024, the Company sold 3,847 shares of its common stock for a gross amount of $7,682, incurred issuance costs of $231, and received net proceeds of $7,451.

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

The Pre-Funded Warrants have an exercise price per share of common stock equal to $0.001 per share. The exercise price and the number of shares of common stock issuable upon exercise of the Pre-Funded Warrants are subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. The Pre-Funded Warrants are exercisable at any time after the date of issuance. The Pre-Funded Warrants meet the equity classification criteria and are therefore classified as equity. For the three months ended September 30, 2024, 1,705 Pre-Funded Warrants were exercised and the same number of shares of common stock were issued in exchange for $2 of proceeds received. For the nine months ended September 30, 2024, 5,565 Pre-Funded Warrants were exercised and the same number of shares of common stock were issued in exchange for $6 of proceeds received.

The Accompanying Warrants have an exercise price per share of common stock equal to $3.20 per share. The exercise price and the number of shares of common stock issuable upon exercise of the Accompanying Warrants are subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. The Accompanying Warrants will be exercisable at any time after the date of issuance and will expire on the fifth anniversary of the date of issuance. The Accompanying Warrants do not meet certain scope exceptions under U.S. GAAP, primarily because they did not meet the requirements to be indexed to equity and equity classified, and the instruments meet the definition of a derivative instrument. Therefore, these instruments are recorded as Derivative liabilities in the Condensed Consolidated Balance Sheet as of September 30, 2024.

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

As of September 30, 2024, there were 369 shares available to be granted under the 2020 Plan.

BTI Restricted stock units

The table below summarizes activity relating to BTI RSUs.

Number of
shares

Outstanding as of January 1, 2024	185
Granted	25
Cancelled	(6)
Vested	(69)
Outstanding as of September 30, 2024	135

During the three months ended September 30, 2024, the Company granted 20 time-based BTI RSUs which fully vest on the one-year anniversary of the grant date. During the nine months ended September 30, 2024, the Company granted 25 time-based BTI RSUs which fully vest on the one-year anniversary of the grant date. The average grant date fair value per share for the BTI RSUs for the three months ended September 30, 2024 was $1.20. The average grant date fair value per share for the BTI RSUs for the nine months ended September 30, 2024 was $1.46. During the nine months ended September 30, 2024, 6 BTI RSUs were cancelled. The outstanding RSUs generally vest over four years, with 25% vesting at the one-year anniversary of the grant date and the balance vesting ratably over the remaining 12 quarters of the vesting period. The weighted average grant date fair value per share for the BTI RSUs granted in 2023 was $19.62. Unrecognized stock-based compensation expense related to these awards was approximately $854 and $3,096 as of September 30, 2024 and 2023, respectively.

BTI Performance stock units

The table below summarizes activity relating to Performance Units related to BTI common stock.

Number of
shares

Outstanding as of January 1, 2024	527
Granted	1,388
Cancelled	(125)
Outstanding as of September 30, 2024	1,790

In July 2024, the Company granted 1,388 Performance Units to employees. The Performance Units vest on the one-year anniversary of the grant date, provided certain performance criteria are met. The weighted average value per share of Performance Units granted in 2024 was $1.20. None of the Performance Units had vested as of September 30, 2024. Unrecognized stock-based compensation expense related to these Performance Units expected to vest was zero as of September 30, 2024 since it is uncertain whether any performance criteria will be met.

In October 2023, the Company granted 543 Performance Units to employees. 209 Performance Units vest on the one-year anniversary of the grant date, and the remaining 334 Performance Units are performance based and vest on the one-year anniversary of the grant date, provided certain performance criteria are met. The weighted average value per share of Performance Units granted in 2023 and cancelled during 2023 and 2024 was $2.43. None of the Performance Units had vested as of September 30, 2024.

OnkosXcel profit sharing units

The table below summarizes activity relating to the PSUs associated with OnkosXcel as described below.

		Weighted average
	Number of	price per unit
	units	(in whole dollars)

Outstanding as of January 1, 2024	1,240	$5,626
Granted	15	$10,176
Cancelled	(79)	$5,506
Forfeited	—	$—
Outstanding as of September 30, 2024	1,176

Vested units as of September 30, 2024	906	$5,557

During 2024, OnkosXcel Employee Holdings, LLC, a management holding company used to facilitate the grant of equity interests to service providers of OnkosXcel granted 15 individual (not in thousands) time-based PSUs related to OnkosXcel to certain employees of the Company in consideration for services provided to OnkosXcel. The PSUs represent indirect equity interests in OnkosXcel. These PSUs vest ratably over 48 months.

During 2023, OnkosXcel Employee Holdings, LLC, granted 30 individual (not in thousands) time-based PSUs related to OnkosXcel to certain employees of the Company in consideration for services provided to OnkosXcel. The PSUs represent indirect equity interests in OnkosXcel. All PSUs, other than those granted to certain executive employees of the Company, vest ratably over 48 months. PSUs granted to certain executive employees of the Company, vested ratably over 24 months.

The fair values of PSUs granted during 2024 were estimated at the date of grant using a Black-Scholes option pricing model and assumptions below.

	2024 grant profit share unit valuation inputs

Expected volatility	97.4%
Risk-free rate of interest	3.6%
Expected dividend yield	—%
Expected term	5.8	years

Unrecognized stock-based compensation expense related to these awards was $496 and $3,203 at September 30, 2024 and 2023, respectively.

OnkosXcel restricted stock units

The table below summarizes activity relating to the OnkosXcel RSUs.

Number of
units

Outstanding as of January 1, 2024	225
Granted	—
Vested	(35)
Cancelled	(8)
Outstanding as of September 30, 2024	182

During the year ended December 31, 2023, the Company granted 225 individual (not in thousands) OnkosXcel RSUs to certain employees. 125 of the OnkosXcel RSUs vest upon the earlier to occur of (a) 180 days after an initial public offering of OnkosXcel, or (b) a change in control of OnkosXcel. The remaining OnkosXcel RSUs vest over four years, with 25% vesting at the one-year anniversary of the grant date and the balance vesting ratably over the remaining 12 quarters of the vesting period. The weighted average grant date fair value per unit for the OnkosXcel RSUs was approximately $10. Unrecognized stock-based compensation expense related to the awards expected to vest was approximately $261 and $2,151 as of September 30, 2024 and 2023, respectively.

BTI Stock options

A summary of the Company’s stock option activity for the nine months ended September 30, 2024 is presented below.

	Number of	Weighted average
	shares	price per share

Outstanding as of January 1, 2024	4,976	$18.52
Granted	632	$1.25
Forfeited	(141)	$17.77
Cancelled	(238)	$21.48
Exercised	—	$—
Outstanding as of September 30, 2024	5,229	$16.32

Options vested and exercisable as of September 30, 2024	3,895	$18.16

As of September 30, 2024, the intrinsic value of options outstanding was $248. The intrinsic value for stock options is calculated based on the difference between the exercise prices of the underlying awards and the quoted stock price of the Company’s common stock as of the reporting date.

No stock options were exercised for the three and nine months ended September 30, 2024. The total intrinsic value of stock options exercised for the nine months ended September 30, 2023 was $5,928. No stock options were exercised for the three months ended September 30, 2023. As of September 30, 2024 and 2023, the total intrinsic value of stock options exercisable was $248 and $2,628, respectively.

The weighted average grant date fair value per share of options vested as of September 30, 2024 was $13.59.

The weighted average remaining contractual life is 5.1 years for options exercisable as of September 30, 2024. The weighted average remaining contractual life was 6.0 years for options outstanding as of September 30, 2024.

Unrecognized compensation expense related to unvested BTI stock option awards as of September 30, 2024 was $3,651 and will be recognized over the remaining vesting periods of the underlying awards. The weighted-average period over which such compensation is expected to be recognized is 1.4 years.

Stock-Based Compensation

The fair value of BTI stock options granted during the nine months ended September 30, 2024 and 2023 was estimated using the Black-Scholes pricing model with the following assumptions:

	Nine months ended					Nine months ended
	September 30, 2024					September 30, 2023

Expected term	5.5	years	-	6.1	years	5.5	years	-	6.1	years
Expected stock price volatility	108.0%		-	112.5%		96.6%		-	109.2%
Risk-free rate of interest	4.0%		-	4.5%		3.5%		-	4.4%
Expected dividend yield	0.0%		-	0.0%		0.0%		-	0.0%

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

The Company recognized stock-based compensation expense related to awards issued under the 2017 Plan and the 2020 Plan, as well as the OnkosXcel RSUs and PSUs, of $1,865 and $4,014 for the three months ended September 30, 2024 and 2023, respectively, and $6,355 and $15,015 for the nine months ended September 30, 2024 and 2023, respectively, which were comprised as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Research and development	$884	$1,645	$2,446	$4,840
Selling, general and administrative	981	2,369	3,909	10,175
Total	$1,865	$4,014	$6,355	$15,015

2020 Employee Stock Purchase Plan

The Company’s 2020 Employee Stock Purchase Plan (the “ESPP”) was also approved and became effective at the Company’s 2020 annual meeting of stockholders on May 20, 2020. The ESPP is designed to assist eligible employees of the Company with the opportunity to purchase the Company’s common stock at a discount through accumulated payroll deductions during successive offering periods. The aggregate number of shares that were initially available to be issued pursuant to rights granted under the ESPP was 100 shares of common stock. In addition, the number of shares available for issuance under the ESPP increases on the first day of each calendar year, beginning on January 1, 2021 and ending on and including January 1, 2030, by a number of shares of common stock equal to the lesser of (a) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as determined by the Board of Directors. The number of shares that may be issued or transferred pursuant to rights granted under the component of the ESPP that is intended to qualify for favorable U.S. federal tax treatment under Section 423 of the Internal Revenue Code (the “Section 423 Component”) shall not exceed 500 shares. The purchase price will be determined by the administrator of the ESPP and, for purposes of the Section 423 Component, shall not be less than 85% of the fair value of a share on the first trading day or on the last trading day of the applicable offering period, whichever is lower. The shares available for issuance under the ESPP increased by 299 shares and 281 shares on January 1, 2024 and 2023, respectively. To date, no shares have been sold under the ESPP. There were 1,204 shares available for issuance as of September 30, 2024.

Note 13. Leases

BTI leases office space for its corporate headquarters at 555 Long Wharf Drive, New Haven, Connecticut (the “HQ Lease”) under an operating lease that expires in February 2026. The Company has an option to renew the HQ Lease for one additional five-year term. Payments under the HQ Lease are fixed.

The Company also leases equipment such as copiers and information technology equipment.

The future minimum annual lease payments under operating leases, as of September 30, 2024, are as follows:

Year ending December 31,	Amount

Remainder of 2024	$95
2025	391
2026	65
2027	—
2028	—
Thereafter	—
Total lease payments	$551
Imputed interest	(22)
Total lease liability	$529
Less current portion of lease liability	(368)
Long-term portion of operating lease liability	$161

The current portion of the Company’s operating lease liability of $368 as of September 30, 2024, is included in Other current liabilities on the Condensed Consolidated Balance Sheets.

Lease expense was $101 and $98 for the three months ended September 30, 2024 and 2023, respectively, and $299 and $294 for the nine months ended September 30, 2024 and 2023, respectively.

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

The carrying amounts of cash and cash equivalents, accounts receivable, net, and accounts payable approximate fair value due to the short-term nature of these instruments. As of September 30, 2024 and December 31, 2023, the Company had $36,672 and $64,860, respectively, primarily in money market funds that hold U.S. government cash equivalent instruments (included in cash and cash equivalents) which were valued based on Level 1 inputs. There were no transfers between levels within the hierarchy during the three and nine months ended September 30, 2024 and the year ended December 31, 2023.

Derivative liabilities measured at fair value on a recurring basis are summarized below.

	Nine months ended
	September 30, 2024
	Fair Value	Level 1	Level 2	Level 3	Total

Derivative liability - Equity Investment Right	$1,311	$—	$—	$1,311	$1,311
Derivative liability - OnkosXcel Warrants	121	—	—	121	121
Derivative liability - BTI Warrants	2,935		2,935	—	2,935
Total derivative liabilities	$4,367	$—	$2,935	$1,432	$4,367

Derivative liabilities are comprised of the OnkosXcel Warrants, Equity Investment Right held by the Lenders, and BTI Warrants. The fair value of the derivative liabilities was determined using Monte Carlo simulation models for the Equity Investment Right, Binomial Option Pricing and Distribution models for the OnkosXcel Warrants, and using a Black Scholes model for the BTI Warrants.

The following table presents changes in Level 3 liabilities measured at fair value for the nine months ended September 30, 2024. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category.

	Nine months ended
	September 30,
	2024	2023

Derivative liabilities, Balance - January 1	$1,905	$2,343
Change in fair value	(473)	(316)
Derivative liabilities, Balance - September 30	$1,432	$2,027

The change in fair value of the derivative liabilities was reported in the Condensed Consolidated Statements of Operations as Other (income) expense, net, for the three and nine months ended September 30, 2024.

Inputs used to calculate the estimated fair value of the Equity Investment Right at September 30, 2024 were as follows:

	Equity Investment Right

Strike price relative to volume weighted 30-day average	110.0%
Volatility (annual)	112.3%
Probability of exercise	91.0%
Time period	1.4	years
Estimated premium to 30-day average	25.0%
Discount rate	3.9%

In estimating the fair value of the derivative liability related to the OnkosXcel Warrants, inputs included third-party fair value estimates of OnkosXcel limited liability company units along with the volatility of those units (which was set at 110% based on the historical volatility of the Company’s stock), and the timing and probability of the relevant capital transactions occurring.

The estimated fair value of the Credit Agreement as of September 30, 2024 and December 31, 2023 was $93,533 and $88,210, respectively. Both observable and unobservable inputs were used to determine the fair value of long-term debt, which was classified within the Level 3 category.

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

The fair value of the Accompanying Warrants at issuance on March 25, 2024 was determined using a Black-Scholes pricing model and the fair value of $19,347 was recorded as a derivative liability with the offset recorded as a component of stockholders’ equity in Additional-paid-in-capital in the Condensed Consolidated Balance Sheets. This fair value measurement is classified as Level 2. The valuation inputs used were a strike price of $3.20, the Company’s stock price of $2.81, volatility of 112.2%, a term of 5 years and a risk-free rate of 4.2%. We remeasured the fair value at September 30, 2024 of $2,935 and recorded an unrealized gain of $4,691 and $16,412 for the three and nine months ended September 30, 2024, respectively within Other (income) expense, net in the Company’s Condensed Consolidated Statements of Operations. The valuation inputs used as of September 30, 2024 were a strike price of $3.20, the Company’s stock price of $0.61, volatility of 112.3%, term of 4.5 years and risk-free rate of 3.6%.

Note 15. Net Loss Per Share

Basic and diluted net loss per share are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

Net loss (numerator)	$(13,650)	$(50,486)	$(48,740)	$(156,797)
Weighted average shares (denominator)	42,390	29,268	37,853	29,026
Basic and diluted net loss per share	$(0.32)	$(1.72)	$(1.29)	$(5.40)

The 5,565 Pre-Funded warrants to purchase common shares issued in connection with the registered direct offering completed in March 2024 are included in the calculation of basic and diluted net loss per share as the exercise price of $0.001 per share is non-substantive and virtually assured. As of September 30, 2024, no Pre-Funded Warrants remain unexercised.

Potentially dilutive securities outstanding consists of stock options, RSUs, performance units and BTI Warrants. The Company had common stock equivalents outstanding as of September 30, 2024 and 2023 of 16,222 and 5,688 shares, respectively.

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

On July 7, 2023, plaintiff Katelyn Martin filed a class action complaint against the Company and certain executives in the United States District Court for the District of Connecticut, captioned Martin v. BioXcel Therapeutics, et al., 3:23-cv-00915 (D. Conn). On October 4, 2023, pursuant to the Private Securities Litigation Reform Act, the court appointed two co-Lead Plaintiffs. The co-Lead Plaintiffs filed an amended complaint on December 5, 2023, alleging violations of Sections 10(b) and 20A of the Securities and Exchange Act of 1934 (the “Exchange Act”) and SEC Rule 10b-5 promulgated thereunder. On July 11, 2024, the Court dismissed the amended complaint without prejudice and, on August 1, 2024, co-Lead Plaintiffs filed a second amended complaint. The second amended complaint alleges that defendants made false or misleading statements regarding the TRANQUILITY II trial and the development of BXCL501 for an expanded indication related to the treatment of certain Alzheimer’s-related agitation. The Company moved to dismiss the second amended complaint on September 6, 2024. The Court has not yet ruled on the motion.

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

Nasdaq Notice

On September 16, 2024, the Company received a letter from The Nasdaq Stock Market, LLC (“Nasdaq”) notifying the Company that for the last 30 consecutive business days, the bid price for the Company’s common stock, par value $0.001 per share, had closed below the $1.00 per share minimum bid price requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Notice”). The Bid Price Notice has no immediate effect on the listing of the Company’s common stock, which continues to trade on The Nasdaq Capital Market under the symbol “BTAI.”

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has a period of 180 calendar days, or until March 17, 2025 (the “Bid Price Compliance Date”), to regain compliance. To regain compliance with the Nasdaq minimum bid price requirement, the closing bid price of the Company’s common stock must be at least $1.00 per share for a minimum of 10 consecutive business days prior to the Bid Price Compliance Date. The Company intends to monitor the bid price of its common stock and consider available options if its common stock does not trade at a level likely to result in the Company regaining compliance with Nasdaq’s minimum bid price rule by the Bid Price Compliance Date.

If the Company does not regain compliance with Nasdaq’s minimum bid price requirement by the Bid Price Compliance Date, the Company may be eligible for a second 180 calendar day compliance period. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of its intention to cure the deficiency during the second compliance period, for example, by effecting a reverse stock split, if necessary. However, if it appears to the Nasdaq staff that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, Nasdaq would notify the Company that its securities would be subject to delisting. In the event of such a notification, the Company may appeal the Nasdaq staff’s determination to delist its securities. There can be no assurance that the Company will be eligible for the additional 180 calendar day compliance period, if applicable, or that the Nasdaq staff would grant the Company’s request for continued listing subsequent to any delisting notification.

In addition, on September 20, 2024, the Company received a letter from Nasdaq notifying the Company that for the last 30 consecutive business days prior to the date of the letter, the Company’s minimum market value of listed securities was below the minimum of $35 million required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(2) (the “Market Value Notice”). The Market Value Notice has no immediate effect on the listing of the Company’s common stock, which continues to trade on The Nasdaq Capital Market under the symbol “BTAI.”

In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company has a period of 180 calendar days, or until March 19, 2025 (the “Market Value Compliance Date”), to regain compliance. To regain compliance with the minimum market value of listed securities requirement, the market value of the Company’s common stock must meet or exceed $35.0 million for a minimum of 10 consecutive business days during the 180-day grace period ending on the Market Value Compliance Date. If the Company does not regain compliance with Nasdaq’s minimum market value of listed securities requirement by the Market Value Compliance Date, the Company will receive written notification that its securities are subject to delisting, at which point the Company may appeal the delisting determination.

The Company is currently evaluating various alternative courses of action, however, there can be no assurance that the Company will be successful in regaining compliance with the Nasdaq continued listing requirements or maintaining its listing of its common stock on the Nasdaq Capital Market.

Our Business

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

We are continuing to develop BXCL501 for the potential acute treatment of agitation associated with bipolar disorders or schizophrenia in the at-home setting, and for the potential acute treatment of agitation (non-daily) associated with dementia due to probable Alzheimer’s disease in care and at-home settings. As described further below, we have recently deprioritized the development of BXCL501 for certain indications, including development of BXCL501 as a potential adjunctive treatment for major depressive disorder (“MDD”), as well as our BXCL701 program except as noted under “Immuno-Oncology” below.

On September 5, 2024, we announced the initiation of patient enrollment in our SERENITY At-Home trial. See further discussion in “Our Neuroscience Clinical Programs” below.

On September 5, 2024, we submitted to the FDA the proposed protocol for our TRANQUILITY In-Care Phase 3 trial designed to evaluate the efficacy and safety of a 60 mcg dose of BXCL501 for agitation associated with Alzheimer’s dementia. See further discussion in “Our Neuroscience Clinical Programs” below.

On October 15, 2024, we announced a U.S. Department of Defense grant to the University of North Carolina to fund a study of BXCL501 (Sublingual Dexmedetomidine) for treating Acute Stress Disorder (ASD). See further discussion in “Additional Neuroscience Opportunities” below.

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

Clinical Prioritization

As discussed in Note 4, Restructuring, on September 17, 2024, the Company approved a plan for an additional reduction its workforce by 15 employees (including all but one marketing and sales employee), or approximately 28% of the Company’s headcount (the “Clinical Prioritization”), in order to extend its cash runway and prioritize investment on the clinical development of its lead neuroscience asset, BXCL501. The Company estimates that it will incur aggregate charges in connection with the Clinical Prioritization of approximately $1,553 which relate primarily to severance and benefits costs. Accordingly, the Company recorded a restructuring charge of $1,553 in the third quarter 2024, which is included in Accrued Expenses on the Condensed Consolidated Balance at September 30, 2024. The Company completed the Clinical Prioritization in October 2024, and expects to pay the related costs during the fourth quarter of 2024 and the first quarter of 2025.

IGALMITM Revised Commercialization Strategy

As part of the Company’s Reprioritization, the IGALMITM commercial team shifted focus to a hospital/Integrated Delivery Network (“IDN”) contracting strategy with a Corporate Account Director (“CAD”) team. The goal of the realigned CAD team is to work with large IDNs and drive sales utilizing a top-down approach. Over time, the revised commercial effort is expected to allow the Company to continue to make inroads into the institutional market in a more cost-efficient manner. Commercial efforts for the IGALMITM launch were impacted significantly in the six months ended December 31, 2023, due to the reduction in force, which included the elimination of sales, marketing, and commercial operations staff. The Clinical Prioritization staff reductions may have future impacts on Net revenue.

Net revenue of $1,900 for the nine months ended September 30, 2024 increased 89% compared to $1,004 for same period in 2023. The increase in new customer acquisitions and increased sales activity reflects rising utilization, while hospitals and IDNs appear to be embracing the permanent J-Code implemented in January 2024, discussed below. The CAD team generated $214 in net revenue for the three month period ended September 30, 2024, down from $1,104 in net revenue for the three-month period ended June 30, 2024 and $582 for the three-month period ended March 31, 2024, through legacy sales and volume-based contracts. The decrease in Net revenue during the third quarter of 2024 compared to the second quarter of 2024 reflects a single new volume contract to a GPO during the second quarter that did not repeat in the third quarter of 2024, as well as timing of existing customer re-orders.

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

Our continued commercialization efforts for IGALMITM are designed to build the foundation to launch additional potential follow-on indications, if any, paving the way for our neuroscience business.

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

In addition, given the differentiated design of BXCL501 and its potential mechanism of action, we believe BXCL501 has the potential to address several diseases or conditions for which agitation is a symptom of the condition or underlying disease, including opioid withdrawal, acute stress disorder (“ASD”) and post-traumatic stress disorder (“PTSD”), which are being evaluated in clinical trials run by third parties.

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

Part II of the SERENITY III study was designed to evaluate the same dose tested in Part I, 60 mcg (with an optional additional 60 mcg dose), but in the at-home setting and focusing on safety only. However, because the trial did not meet its primary efficacy endpoint using this 60 mcg dose in Part I, we paused continuation of Part II of the study pending feedback from the FDA. We held a Type C meeting on November 8, 2023 with the FDA to discuss changes to Part II of our SERENITY III study. We proposed the evaluation of an 80 mcg dose based on previous clinical experience with this dose during our Phase 1b trial in schizophrenia patients with agitation, and pharmacokinetic and pharmacodynamic modeling suggesting that use of an 80 mcg dose of BXCL501 could provide an optimal balance between safety and efficacy for at-home use. Based on feedback from the FDA during the meeting, we made the decision to evaluate a 120 mcg dose in the at-home setting. The 120 mcg dose has already demonstrated efficacy based on the approval of IGALMITM (when administered under the supervision of a healthcare provider, for a single agitation episode), so we sought further feedback from the FDA regarding the proposed design of this study amendment in a request for a follow-up meeting with the FDA, which was held on March 6, 2024.

Based on the FDA’s feedback in advance of and during the March 6, 2024 meeting, we are moving forward to evaluate at-home use of the 120 mcg dose of BXCL501, and have amended Part 2 of the SERENITY III study, which we now refer to as the SERENITY At-Home trial, with safety as the primary objective and efficacy measures as exploratory endpoints to support use in the at-home setting as recommended by the FDA in the November 8, 2023 meeting, for the acute treatment of agitation in bipolar disorders or schizophrenia. We also plan to conduct a clinical study designed to enroll approximately 25 patients to evaluate the relationship between patient-and informant-reported efficacy measurement using the PEC scale conducted by trained clinician raters as previously recommended by the FDA.

IGALMITM is already approved at the 120 mcg dose based on efficacy data that we previously generated in treating a single episode of agitation. Consistent with the data generated to date, the label for IGALMITM currently includes a limitation on use (“LOU”), noting the lack of efficacy or safety data beyond 24 hours following the first dose. During our March 6, 2024 Type C meeting with the FDA, we discussed, among other things, whether evaluating the at-home use of BXCL501 120 mcg, with safety as the primary objective and efficacy measures as exploratory endpoints, if successful, could support the submission of an sNDA seeking expansion of the current label for IGALMITM 120 mcg to allow at-home use and labeling without the current LOU. Based on FDA feedback, we believe that our ability to seek labeling without the current LOU will depend, in part, on the number of agitation episodes we observe during our planned study period. On April 22, 2024, we announced our plans, subject to funding, to advance the SERENITY At-Home trial. On September 5, 2024, we announced the initiation of patient enrollment in our SERENITY At-Home trial.

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

On June 29, 2023, we also announced that we had learned that an investigator in this study, who enrolled approximately 40% of the patients, engaged in misconduct. Since that time, we have taken steps to further investigate and evaluate the conduct of the TRANQUILITY II trial at this clinical site. Based on these steps to date, we believe that there have been no further instances of misconduct or fraud or other findings that adversely impact the data integrity or reliability of the eligibility, safety, or efficacy data obtained at the clinical trial site in question.

In a Type B/Breakthrough Therapy designation meeting with the FDA on October 11, 2023, we reviewed our TRANQUILITY clinical trial program and discussed the data package required to support submission of an sNDA for the potential approval of BXCL501 for the acute treatment of agitation in patients with mild to moderate dementia due to probable Alzheimer’s disease in the ALF and at-home settings. Specifically, we sought feedback from the FDA as to whether our data package consisting of TRANQUILITY I and II, along with the clinical pharmacology and toxicology programs previously discussed with the FDA, would be sufficient to support an sNDA submission for the potential use of BXCL501 to treat agitation in patients with mild to moderate dementia due to probable Alzheimer’s disease in either the at-home or ALF setting, or, if not, what additional data would be required. Based on the FDA’s feedback in this meeting, we understand that the FDA will require additional efficacy data, including repeat efficacy data, and also long-term safety data. We therefore requested another meeting with the FDA to further discuss the additional data that would be required to support an sNDA submission.

On February 20, 2024, we held a Type B/Breakthrough Therapy designation meeting with the FDA. The original purpose of this meeting was to obtain feedback on the design of a proposed at-home study that did not include caregiver-collected efficacy endpoints, based on our belief that obtaining caregiver assessments of efficacy would be challenging. We believe there are no validated caregiver endpoints for assessing efficacy in Alzheimer’s disease patients in the at-home setting. As a result, we focused on requesting feedback from the FDA regarding our proposal for an at-home clinical study with safety as the primary objective, and to better understand what additional data would be required to submit an sNDA to support labeling for BXCL501 to include the acute treatment of agitation associated with dementia in probable Alzheimer’s disease or, in the alternative, in this population in the care setting only. In its preliminary responses, the FDA reiterated its prior comments that we need to generate additional efficacy data, including repeat-dose efficacy data, to support an sNDA submission, as the FDA indicated that our proposed efficacy database, which currently includes the 70 patients who have been treated with 60 mcg of BXCL501 in TRANQUILITY I and TRANQUILITY II, would not contain substantial evidence of effectiveness absent additional data. The FDA advised that we generate the necessary efficacy data in care facilities prior to conducting any trials in the at-home setting. In addition, the FDA indicated the need to generate long-term safety data to support an sNDA submission, including from probable Alzheimer’s disease patients exposed to BXCL501, for up to one year. Based on the FDA’s feedback, we are currently planning to generate additional Phase 3 efficacy and safety data, in a variety of relevant care-facility settings and across severity of dementia, in our planned TRANQUILITY In-Care Phase 3 trial. In addition, we plan to discuss the details of the requirement for long-term safety data at a future meeting with the FDA. Also, although we announced in November 2023 that we were planning to conduct a Phase 3 trial in the at-home setting, with safety as the primary objective (TRANQUILITY At Home), given the priority to expand the database to generate additional efficacy and safety data in care facilities, and subject to funding, we are re-evaluating the timing for initiating TRANQUILITY At Home.

On September 5, 2024, we submitted to the FDA the proposed protocol for our TRANQUILITY In-Care Phase 3 trial designed to evaluate the efficacy and safety of a 60 mcg dose of BXCL501 for agitation associated with Alzheimer’s dementia.

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

Enrollment of patients with schizophrenia, schizoaffective disorder, bipolar I, and bipolar II disorder is ongoing in this multisite, double-blind, placebo-controlled parallel group trial. Approximately 63% of the 150 total subjects have been enrolled in the U.S. and 95 of such subjects have completed the clinical trial. In July 2023, we stopped activities in the European region as enrollment and site recruitment was unproductive. Similar to our registration trials in schizophrenia and bipolar disorder (SERENITY I and II), the primary endpoint is the change from baseline PEC total score at two hours. The U.S. portion of this program remains active following the Reprioritization.

In October 2024, we submitted a request to the FDA for an extension and plan to submit an updated trial protocol to complete enrollment requirements for pediatric patients with schizophrenia or schizoaffective disorder.

Post-Marketing Study Update

On June 25, 2024, we announced positive topline results from our post-marketing requirement study evaluating whether tolerance, tachyphylaxis, or withdrawal occur following repeat dosing of the 180mg (highest approved dose) of IGALMITM. This study was a single-arm, open-label study of 28 inpatient adults with frequent episodes of agitation associated with bipolar disorders or schizophrenia self-administered 180 mcg dose of IGALMI™ as needed over seven days. A total of 83 episodes were treated. The study achieved its objective and demonstrated no evidence of tachyphylaxis, tolerance, or withdrawal, and IGALMITM was generally well tolerated during the study.

Additional Neuroscience Opportunities

BXCL501 Pipeline Opportunities for Franchise Expansion

Given the differentiated design of BXCL501 and its selective mechanism of action, we believe BXCL501 has the potential for broad applicability across several indications where agitation is a symptom of a condition or underlying disease.

Government-Supported Investigator-Initiated Trial Programs

The Company has been awarded key opportunities for the development of BXCL501 in acute stress disorder (ASD), post-traumatic stress disorder (“PTSD”), alcohol use disorder (“AUD”), and opioid use disorder (“OUD”). These are being funded through Cooperative Agreements with the U.S. Department of Defense Congressionally Directed Medical Research Program and National Institute on Drug Abuse (“NIDA”). Clinical and regulatory responsibilities are led by clinical researchers and regulatory staff at the Veterans Affairs Connecticut Healthcare System, Yale University Medical School, RTI International, Columbia University New York State Psychiatric Institute, and NIDA. The Company has retained all rights to commercialization of BXCL501 in all potential indications evaluated in clinical trials supported by the U.S. government.

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

On November 6, 2023, we announced that NIDA requested Columbia University, the trial coordinator, to add a fourth site to expedite trial completion. The patient screening and enrollment process for the fourth site commenced in March

2024, and completion of the trial is anticipated in the first half of 2025, with a potential mid-study readout anticipated in the first quarter of 2025. Subject to favorable results, we plan to seek FDA feedback on potential registrational paths.

Alcohol Use Disorder with Comorbid Post-traumatic Stress Disorder Program

In December 2020, the Veterans Affairs Connecticut Healthcare System and Yale University Medical School were awarded a grant by the U.S. Department of Defense’s Congressionally Directed Medical Research Program with the overall objective to evaluate BXCL501 in patients who suffer from AUD with comorbid PTSD. The Company provided BXCL501 for the inpatient Alcohol Interaction Study, which has been completed. We understand Yale is currently seeking approval from its IRB and allowance from the FDA to proceed with a trial evaluating the effects of up to 80 mcg BID of BXCL501 per day for 28 days on alcohol consumption, PTSD symptoms, cognitive function, memory, sleep, and mood in patients diagnosed with mild, moderate, or severe AUD and who meet Criterion A for comorbid PTSD. The new outpatient study has received funding approval from the Pharmacotherapies for Alcohol and Substance Use Disorders Alliance (funded through a Cooperative Agreement between the U.S. Department of Defense Congressionally Directed Medical Research Program and RTI International). Patient screening and enrollment is expected to start in the fourth quarter of 2024. We believe the results from this study may be used to inform a Phase 3 study intended to commence with support by the alliance.

Acute Stress Disorder (ASD) Program

On October 15, 2024, we announced a U.S. Department of Defense grant to the University of North Carolina to Fund Study of BXCL501 for treating ASD. The award provides $2,800 to the UNC Institute for Trauma Recovery from September 15, 2024 through September 14, 2026 to evaluate the potential efficacy of BXCL501 to reduce ASD symptom severity and/or posttraumatic neuropsychiatric symptoms. The double-blind, placebo-controlled trial is expected to enroll 100 patients experiencing ASD resulting from motor vehicle collisions, beginning in the first half of 2025. We will supply BXCL501 for the trial.

BXCL502 Development

We identified a second neuropsychiatric drug candidate, BXCL502 − Latrepirdine (Dimebon) − through our AI-based platform. We plan to evaluate BXCL502 initially as a monotherapy and possibly in combination with BXCL501 for the chronic treatment of agitation in patients with dementia and acute stress disorder. The active pharmaceutical ingredient (“API”) underlying BXCL502 affects serotonergic signaling in the brain. Our preclinical data suggests BXCL502 has the potential to treat stress-related neuropsychiatric symptoms in dementia and other stress-related disorders. In previously published third-party clinical trial data, daily administration of the API of BXCL502 demonstrated improvement in behaviors using a well-established, clinically validated symptom scale. Formulation and further clinical development planning are currently on hold with BXCL502.

Other Product Candidates Leveraging the AI Platform

Our AI platform is comprised of a series of customized and specific AI applications aimed at identifying, predicting efficacy and testing of late-stage assets with known mechanisms of action and associated pharmacology and safety data. We target neuropsychiatric and neurological rare disorders, where the compounds are either disease-modifying or mitigate symptoms. Compounds are tested in relevant models of disease and rank-ordered based on the potential to enter the clinic and ease of development. Disease areas of interest are stress related such as agitation, or neuropsychiatric symptoms associated with dementia and responsible for increased levels of healthcare burden. For example, our pipeline concepts BXCL503 and BXCL504 putatively have the potential to address apathy and aggression in dementia, respectively.

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

We have multiple patent families filed to protect our Neuroscience program, including BXCL501. As of October 14, 2024, our neuroscience patent portfolio included four Patent Cooperation Treaty (“PCT”) applications not yet in national phase, 15 U.S. utility applications, one U.S. provisional applications, one allowed US application, 15 issued U.S. utility patents, 110 pending non-U.S. utility applications, 23 allowed or granted non-U.S. patents (including four in Japan), one pending U.S. design patent application, and 39 allowed or registered design patents (including two in Japan). Twelve U.S. utility patents, directed to our proprietary sublingual film formulation of Dex and methods of treating agitation, are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the “Orange Book”) for IGALMI™ with expiration dates between 2037 and 2043. In the formulation family, we have granted or allowed patents in China, Europe, Eurasia, Japan, Mexico, and the U.S., and pending applications in the U.S., China, and other major markets. We expect that patents issued in this family will expire no earlier than 2039. We have also filed applications in additional patent families that are relevant to BXCL501. We have one granted European patent and applications pending in the U.S. and Japan directed to methods of treating insomnia using sublingual Dex. We expect that patents issued from these applications, will expire no earlier than 2035. We also have granted patents and pending applications filed in major markets, including the U.S., Europe, Japan, and China, directed to methods of treating agitation. We expect that patents issued from these applications, will expire between 2039 and 2043. We also have four PCT applications directed to treating mania, depression, stress and agitation. If patents are issued from those cases, we expect them to expire in 2043 or 2044.

In August 2024, the Company received a Notice of Allowance from the U.S. Patent and Trademark Office (“USPTO”) for U.S. Patent Application No. 18/600,431 (the “’431 Application”). The ’431 Application claims methods of treating agitation using an oromucosal formulation of dexmedetomidine. This patent, when issued, is expected to have an expiration date of January 12, 2043. In October 2024, the Company received an Issue Notification from the USPTO indicating that the ‘431 Application is projected to issue on or about November 12, 2024 as U.S. Patent No. 12, 138,247 (the “’247 Patent”). When issued, the ’247 Patent is expected to be eligible for listing in the Orange Book for IGALMI™.

In September 2024, the Company received U.S. Patent No. 12,109,140, which is directed to methods of treating mild or moderate agitation associated with schizophrenia or bipolar I or II disorder in a human subject having severe hepatic impairment. The patent is expected to expire no earlier than January 12, 2043.

In October 2024, the Company received U.S. Patent No. 12,109,196, which is directed to methods of treating agitation using an oromucosal formulation of dexmedetomidine. The patent is expected to expire no earlier than July 17, 2040.

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

Our approach to drug discovery leverages the application and methodology of our proprietary AI-based research and development platform, complemented by EvolverAI, utilized in the successful development of IGALMITM with the aim of efficiently identifying and developing immuno-oncology product candidates. We believe that BXCL701 reflects the potential of this discovery approach in immuno-oncology. BXCL701 is an investigational, oral innate immune activator which demonstrated a 25% composite response rate in a Phase 2a clinical trial to treat patients with small cell neuroendocrine carcinoma (“SCNC”) phenotype metastatic castration-resistant prostate cancer (“mCRPC”). On February 12, 2024, the Company announced that the FDA has designated as a Fast Track development program the investigation of BXCL701 in combination with a checkpoint inhibitor for the treatment of patients with metastatic SCNC with progression on chemotherapy and no evidence of microsatellite instability. We have finalized a potential registrational trial design in mCRPC patients with SCNC phenotype, however in light of our Clinical Prioritization, we have not met with the FDA to discuss this, nor plan at the current time to initiate this trial.

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

Pancreatic Cancer

The American Cancer Society estimates that in 2024, approximately 66,440 cases of pancreatic cancer will be diagnosed in the U.S. We are supporting a Phase 2 investigator-sponsored trial (“IST”) sponsored by Georgetown Lombardi Comprehensive Cancer Center (“Georgetown Lombardi”), designed to evaluate the use of BXCL701 along with pembrolizumab to treat pancreatic cancer. Few therapeutic options are available for patients with this disease, which has a five-year survival rate of less than 10%, among the lowest of all cancers. Pancreatic cancer has among the highest levels of overexpression and amplification of DPPs. Preclinical models demonstrated synergy between DPP inhibition with BXCL701 and anti-PD-1 antibody in the pancreatic cancer tumor microenvironment. Based on these preclinical observations, Georgetown Lombardi has initiated a Phase 2 IST to assess the safety of BXCL701 when administered in combination with pembrolizumab (safety lead-in), as well as to estimate the 18-week progression-free survival rate (primary objective of the efficacy phase) in previously treated metastatic pancreatic ductal adenocarcinoma. This trial started in the third quarter of 2023. On February 6, 2024, we announced the completion of patient enrollment in the safety lead-in portion of the trial. As part of the trial’s safety lead-in, the first six patients have been enrolled and will be observed for a six-week safety window period. The trial is then expected to enroll approximately 39 patients in its efficacy phase in a Simon 2-stage single-arm, open-label design (19 patients in stage 1 and 20 patients in stage 2). Patients will be monitored radiographically and by tumor markers for response assessment. Tumor biopsies and blood samples will also be collected over the course of treatment to better understand the potential mechanism of action for the combination. The human proof of concept portion of the trial started in the first half of 2024. On April 24, 2024, we announced that an abstract entitled “Phase II trial of BXCL701 and pembrolizumab in patients with metastatic pancreatic ductal adenocarcinoma (EXPEL-PANC): Preliminary findings,” was selected for presentation at the poster session at the 2024 American Society of Clinical Oncology (ASCO) Annual Meeting that took place in Chicago, Illinois from May 31 to June 4, 2024. Investigators reported that, as of the applicable cutoff date, one patient was progression-free at 18 weeks, three patients showed substantial reductions in serum CA19-9, a tumor marker that may correlate with increased T-cell infiltration, and one patient showed a best response of partial responses, out of six patients that had been treated with the combination.

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

Immuno-Oncology Intellectual Property

As of October 14, 2024, we have multiple patent families filed to protect our immuno-oncology program, including our core patent family directed to methods of using BXCL701 with immune checkpoint inhibitors, which is granted in the U.S., Japan, Australia, Canada, Russia, China, India, Taiwan, South Africa, Mexico, New Zealand, Europe and United Arab Emirates. Additional applications in this family are pending in major markets. Patents issued from this family are expected to expire no earlier than 2036. We have an additional patent issued in the U.S. directed to a method of selecting patients based on a biomarker and methods of treating certain cancers, with an expected expiration date no earlier than 2039. A corresponding European Patent case directed to selecting patients is issued and is expected to expire no earlier than 2039.

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

We expense research and development costs as incurred.

Our research and development costs by program for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Direct external costs
BXCL501	$2,089	$9,857	$10,112	$41,335
BXCL701	208	1,528	1,638	6,291
Other research and development programs	197	1,212	663	3,492
Total direct external costs	$2,494	$12,597	$12,413	$51,118
Internal personnel costs	2,109	6,179	10,497	20,223
Sub-total direct costs	$4,603	$18,776	$22,910	$71,341
Indirect costs and overhead	498	843	1,624	3,051
Total research and development expenses	$5,101	$19,619	$24,534	$74,392

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

As a result of our restructuring activities completed during 2024, we expect that our selling, general and administrative expenses will continue to decline due to the restructured commercialization plan of IGALMITM and reduced personnel costs. However, we may also experience increased selling, general and administrative expenses due to higher fees for outside consultants, attorneys, and accountants.

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

On September 17, 2024, the Company approved a plan for an additional reduction its workforce by 15 employees, or approximately 28% of the Company’s headcount (the “Clinical Prioritization”), in order to extend its cash runway and prioritize investment on the clinical development of its lead neuroscience asset, BXCL501. The Company estimates that it will incur aggregate charges in connection with the Clinical Prioritization of approximately $1,553 which relate primarily to severance and benefits costs. The Company completed the Clinical Prioritization in October 2024, and expects to pay the majority of the related costs during the fourth quarter of 2024

Management believes that, after giving effect to the Reprioritization and additional restructuring activities completed, the Company’s cash and cash equivalents of $40,837 as of September 30, 2024 will allow the Company to fund its operations and meet its liquidity requirements through the end of 2024.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

Product Revenue, Net

Commercial sales of IGALMITM launched in July 2022. As part of the Company’s Reprioritization, the IGALMITM commercial team shifted focus to a hospital/contracting strategy with a CAD team. The goal of the realigned CAD team is to work with large IDNs and drive sales utilizing a top-down approach, allowing the Company to continue to make inroads into the institutional market in a more cost-efficient manner. IGALMITM product revenue, net was $214 and $341 in the three months ended September 30, 2024 and 2023, respectively. The decrease in sales was primarily due to timing of re-orders from exisiting customers.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2024 and 2023, were $1,170 and $512, respectively. Cost of goods sold is related to the costs to produce, package and deliver IGALMITM to customers, as well as costs related to excess or obsolete inventory. We entered into a commercial supply agreement with ARx, LLC (“ARx”) pursuant to which ARx has agreed to exclusively manufacture and supply us with all of our worldwide demand of film formulation of Dex to be used for the commercial supply of IGALMITM and for ongoing clinical trials of our product candidate BXCL501, subject to certain alternative supply provisions. The increase in Cost of goods sold for the three months ended September 30, 2024 is the result of higher charges for reserves for excess or obsolete inventory compared to the same period in 2023. Charges for reserves for excess or obsolete inventory were $1,157 and $495 in the three months ended September 30, 2024 and 2023, respectively.

Research and Development Expense

Research and development expenses for the three months ended September 30, 2024 and 2023 were as follows:

	Three months ended
	September 30,
	2024	2023	Change	% Change

Personnel and related costs	$1,225	$4,534	$(3,309)	(73)%
Non-cash stock-based compensation	884	1,645	(761)	(46)%
Professional fees	1,316	3,341	(2,025)	(61)%
Clinical trials expense	1,014	7,858	(6,844)	(87)%
Chemical, manufacturing and controls cost	207	1,534	(1,327)	(87)%
Travel and other costs	455	707	(252)	(36)%
Total research and development expenses	$5,101	$19,619	$(14,518)	(74)%

The overall decrease of $14,518 for the three months ended September 30, 2024 relative to the same period in 2023 was primarily attributable to:

●	Decreased clinical trials expense as a result of reduced costs associated with the wind down of the SERENITY III study evaluating BXCL501 for at-home use for the acute treatment of agitation related to schizophrenia and bipolar disorders, as well as the TRANQUILITY II and III study of BXCL501 for the potential treatment of agitation in patients with Alzheimer’s disease.
●	Decreased professional fees due to lower pharmacology costs, research and discovery costs, toxicology, and consulting costs.
●	Decreased personnel and related costs as a result of our Reprioritization and the further reduction in force in May 2024.
●	Decreased chemistry, manufacturing and controls (“CMC”) costs associated with producing materials for our clinical trials of BXCL501 and BXCL701 for the treatment of prostate and lung cancers due to decreased clinical trial activities.

Following IGALMITM’s approval by the FDA, we capitalize costs related to commercial production of IGALMITM as inventory and expense those CMC costs related to clinical trials.

Selling, General and Administrative Expense

Selling, general and administrative expenses for the three months ended September 30, 2024 and 2023 were as follows:

	Three months ended
	September 30,
	2024	2023	Change	% Change

Personnel and related costs	$953	$7,796	$(6,843)	(88)%
Non-cash stock-based compensation	981	2,369	(1,388)	(59)%
Professional fees	4,285	9,186	(4,901)	(53)%
Commercial and marketing	279	2,989	(2,710)	(91)%
Insurance	403	396	7	2%
Travel and other costs	782	1,608	(826)	(51)%
Total selling, general and administrative expenses	$7,683	$24,344	$(16,661)	(68)%

The overall decrease of $16,661 for the three months ended September 30, 2024, relative to the same period in 2023 was primarily attributable to:

●	Decreased personnel and related costs as a result of the Reprioritization and the further reduction in force in May 2024.
●	Decreased professional fees as a result of lower legal costs and the write-off of the OnkosXcel deferred IPO costs in 2023.
●	Decreased commercial and marketing expense as result of higher spending in 2023 related to media, marketing and data and business analytics costs associated with commercialization of IGALMITM.
●	Decreased travel and other costs as a result of the commercial launch activities that occurred in 2023 and the Reprioritization impact on 2024.
●	Decreased non-cash stock based compensation costs as a result of the Reprioritization and other restructuring actions.

Restructuring Costs

Restructuring costs charged in the three months ended September 30, 2024 was $1,553 related to the Clinical Prioritization approved in September 2024. Restructuring costs charged in the three months ended September 30, 2023 was $4,163 related to the Strategic Reprioritization approved in August 2023.

Other Expense (Income)

Interest expense increased to $3,790 for the three months ended September 30, 2024 from $3,252 in the same period in 2023 primarily due to higher debt balances and interest rates under the Credit Agreement. The expense was partially offset by lower interest income earned on lower levels of cash and cash equivalents that were held primarily in short-term money market funds. Interest income decreased to $616 for the three months ended September 30, 2024 compared to $1,068 for three months ended September 30, 2023, due to lower average cash balances during the year. Other (income) expense, net is primarily associated with changes in fair value of derivative financial instruments for the period, which relate to instruments associated with the Credit Agreement and the March 2024 registered direct equity offering.

Comparison of the Nine Months Ended September 30, 2024 and 2023

Product Revenue, Net

IGALMITM product revenue, net was $1,900 and $1,004 in the nine months ended September 30, 2024 and 2023, respectively. The increase in sales was primarily due to a single large order received from a GPO during the second quarter of 2024, as well as increased market penetration, resulting from the implementation of our new sales strategy.

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2024 and 2023, were $1,311 and $546, respectively. Cost of goods sold is primarily related to the costs to produce, package and deliver IGALMITM to customers, as well as costs related to excess or obsolete inventory. The increase in Cost of goods sold for the nine months ended September 30, 2024 was the result of the increase in the units sold compared to the same prior year period and the increase in the reserve for excess and obsolete inventory. Charges for reserves for excess or obsolete inventory were $1,202 and $495 in the nine months ended September 30, 2024 and 2023, respectively.

Research and Development Expense

Research and development expenses for the nine months ended September 30, 2024 and 2023 were as follows:

	Nine months ended
	September 30,
	2024	2023	Change	% Change

Personnel and related costs	$8,050	$15,383	$(7,333)	(48)%
Non-cash stock-based compensation	2,446	4,840	(2,394)	(49)%
Professional fees	4,079	12,606	(8,527)	(68)%
Clinical trials expense	6,915	31,578	(24,663)	(78)%
Chemical, manufacturing and controls cost	1,534	7,374	(5,840)	(79)%
Travel and other costs	1,510	2,611	(1,101)	(42)%
Total research and development expenses	$24,534	$74,392	$(49,858)	(67)%

The overall decrease of $49,858 for the nine months ended September 30, 2024 relative to the same period in 2023 was primarily attributable to:

●	Decreased clinical trials expense as a result of reduced costs associated with the wind down of the SERENITY III study evaluating BXCL501 for at-home use for the acute treatment of agitation related to schizophrenia and bipolar disorders, as well as the TRANQUILITY II study of BXCL501 for the potential treatment of agitation in patients with Alzheimer’s disease.
●	Decreased professional fees due to lower pharmacology costs, research and discovery costs, toxicology and consulting costs.
●	Decreased personnel and related costs as a result of our Reprioritization and further reduction in force in May 2024.
●	Decreased chemistry, manufacturing and controls (“CMC”) costs associated with producing materials for our clinical trials of BXCL501 and BXCL701 for the treatment of prostate and lung cancers due to decreased clinical trial activities.
●	Decreased non-cash stock based compensation costs as a result of the Reprioritization and other restructuring actions.

Selling, General and Administrative Expense

Selling, general and administrative expenses for the nine months ended September 30, 2024 and 2023 were as follows:

	Nine months ended
	September 30,
	2024	2023	Change	% Change

Personnel and related costs	$6,642	$25,816	$(19,174)	(74)%
Non-cash stock-based compensation	3,908	10,175	(6,267)	(62)%
Professional fees	15,069	17,998	(2,929)	(16)%
Commercial and marketing	907	12,166	(11,259)	(93)%
Insurance	1,195	1,347	(152)	(11)%
Travel and other costs	2,677	6,308	(3,631)	(58)%
Total selling, general and administrative expenses	$30,398	$73,810	$(43,412)	(59)%

The overall decrease of $43,412 for the nine months ended September 30, 2024, relative to the same period in 2023 was primarily attributable to:

●	Decreased personnel and related costs as a result of the Reprioritization.
●	Decreased professional fees, primarily related to the expensing of the OnkosXcel deferred IPO costs in 2023 and reductions in consulting fees.
●	Decreased commercial and marketing expense as result of higher spending in 2023 related to media, marketing and data and business analytics costs associated with commercialization of IGALMITM.
●	Decreased travel and other costs as a result of the commercial launch activities that occurred in 2023 and the Reprioritization impact on 2024.
●	Decreased non-cash stock based compensation costs as a result of the Reprioritization and other restructuring actions.

Restructuring Costs

Restructuring costs charged in the nine months ended September 30, 2024 was $2,409 related to the reductions in force approved in May and September 2024. Restructuring costs of $4,163 were charged in the nine months ended September 30, 2023.

Other Expense (Income)

Interest expense increased to $11,097 for the nine months ended September 30, 2024 from $9,879 in the same period in 2023 primarily due to higher debt balances and interest rates under the Credit Agreement. The expense was partially offset by lower interest income earned on lower levels of cash and cash equivalents that were held primarily in short-term money market funds. Interest income decreased to $2,234 for the nine months ended September 30, 2024 compared to $4,703 for nine months ended September 30, 2023, due to lower average cash balances during the year. Other (income) expense, net is primarily associated with changes in fair value of derivative financial instruments for the period, which relate to instruments associated with the Credit Agreement and the March 2024 registered direct equity offering.

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

Liquidity and Capital Resources

As of September 30, 2024, we had cash and cash equivalents of $40,387, working capital of $22,235 and stockholders’ deficit of $85,633. Net cash used in operating activities was $57,218 and $128,143 for the nine months ended September 30, 2024 and 2023, respectively. We incurred losses of approximately $48,740 and $156,797 for the nine months ended September 30, 2024 and 2023, respectively. We will need to generate significant product revenues to achieve profitability. Our history of significant losses, negative cash flows from operations, potential near-term increased covenant-driven amortization payments or full repayment obligations under our Credit Agreement, the regulatory event of default triggers under the Credit Agreement, other funding requirement covenants under the Credit Agreement, limited liquidity resources currently on hand, and dependence on our ability to obtain additional financing to fund our operations after the current resources are exhausted, about which there can be no certainty, have resulted in management’s assessment that there is substantial doubt about our ability to continue as a going concern for a period of at least 12 months from the issuance date of the financial statements included in this Quarterly Report on Form 10-Q.

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

Following the Second Amendment, we must also comply with certain covenants under the Credit Agreement, including a financial covenant that requires we maintain a minimum cash liquidity amount of $15,000 (or higher upon certain events) and a modified minimum revenue requirement measured on a quarterly basis based on the revenue attributable to BXCL501 for the six consecutive month period ending on the last day of the relevant quarter (the “Revenue Covenant”), subject to cure payments of not less than $1,000 if we fail to meet the minimum revenue requirement. The Revenue Covenant applies beginning with the six-month period ending on December 31, 2024. If we fail to meet the minimum Revenue Covenant for the preceding six-month periods ending on December 31, 2024, March 31, 2025, June 30, 2025 and September 30, 2025, we could be required to make revenue cure payments of up to $4,500, $6,200, $8,500, and $8,500, respectively, plus aggregate prepayment fees of $1,900. Under the Credit Agreement, these cure payments would be due on April 21, 2025, June 6, 2025, September 5, 2025 and December 8, 2025, respectively. We are only permitted to make cure payments for revenue shortfalls up to three times during the term of the Credit Agreement, after which we would default on the Credit Agreement if we are unable to satisfy the minimum revenue requirement for any subsequent fiscal quarter. As of September 30, 2024, we had aggregate principal indebtedness of $106,501 outstanding under the Credit Agreement.

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

In addition, the Fourth Amendment provides that if we have not, after the Effective Date and on or before September 30, 2024, received at least $40,000 in gross proceeds from the issuance of our common stock, warrants and/or pre-funded warrants, and/or cash and/or non-cash consideration (measured at fair market value, as determined by the Administrative Agent in its sole discretion) from partnering transactions entered into after the Effective Date, the “Minimum Liquidity Amount” (as defined in the Credit Agreement) that we are required to maintain at all times will increase to $25,000 from $15,000, unless and until we have received, after the Effective Date and on or before November 30, 2024, at least $50,000 in gross proceeds from the issuance of our common stock, warrants and/or pre-funded warrants, and/or in cash and/or non-cash consideration (measured at fair market value, as determined by the Administrative Agent in its sole discretion) from partnering transactions entered into after the Effective Date. As of the date of this filing, we still need to raise (i) approximately an additional $10,000 in gross proceeds from the issuance of our common stock, warrants and/or pre-funded warrants and/or in cash and/or non-cash consideration (measured at fair market value, as determined by the Administrative Agent in its sole discretion) from partnering transactions by September 30, 2024 in order to prevent such an increase in the Minimum Liquidity Amount that we are required to maintain under our Credit Agreement and (ii) approximately an additional $20,000 in gross proceeds from the issuance of our common stock, warrants and/or pre-funded warrants and/or in cash and/or non-cash consideration (measured at fair market value, as determined by the Administrative Agent in its sole discretion) from partnering transactions by November 30, 2024 in order to prevent triggering an event of default under our Credit Agreement. Even if we raise the foregoing amounts within these timeframes, we may need to raise additional capital to continue as a going concern, and failure to continue as a going concern in connection with our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 could trigger an event of default under our Credit Agreement, and the lenders could exercise their rights and remedies under the Credit Agreement. As of September 30, 2024, the Company had satisfied $32,687 of the $40,000 required to maintain the Minimum Liquidity Amount and the $50,000 gross proceeds requirement. As a result, the Minimum Liquidity Amount of $15,000 increased to $25,000 as of September 30, 2024.

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

See Note 9, Debt and Credit Facilities included elsewhere in this Quarterly Report on Form 10-Q for additional information relating to the Credit Agreement and RIFA, including applicable interest rates, payment obligations and certain restrictive and financial covenants thereunder. As of September 30, 2024, we were in compliance with all restrictive and financial covenants under the Credit Agreement.

ATM Program

In May 2021, we entered into the Sale Agreement with Jefferies pursuant to which we could offer and sell shares of our common stock, having an aggregate offering price of up to $100,000, from time to time, through an “at the market offering” program under which Jefferies will act as sale agent. On November 1, 2023, we entered into an amendment to the Sale Agreement with Jefferies to increase the size of the “at the market offering” program; pursuant to the Sale Agreement, as amended, we can offer and sell shares of our common stock having an aggregate offering price of up to $150,000 (excluding any shares of common stock already sold in the “at the market offering” program prior to the date of the amendment), from time to time, through an “at the market offering” program under which Jefferies will act as sale agent. During the year ended December 31, 2023, we sold 1,408 shares under the Sale Agreement for net proceeds of $26,221. For the three months ended September 30, 2024, we sold 361 shares under the Sale Agreement for gross proceeds of $468 and received proceeds of $453, net of issuance costs of $14. For the nine months ended September 30, 2024, we sold 3,847 shares under the Sale Agreement for gross proceeds of $7,682 and received proceeds of $7,451, net of issuance costs of $231.

Common Stock Financing Activities

As discussed in Note 11, Common Stock Financing Activities included elsewhere in this Quarterly Report on Form 10-Q, on March 25, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the purchasers named therein (collectively, the “Purchasers”). Pursuant to the Purchase Agreement, the Company agreed to issue and sell to the Purchasers in a registered direct offering (the “Offering”) under an effective shelf registration statement on Form S-3 (File No. 333-275261) and a related prospectus supplement filed with the Securities and Exchange Commission on March 25, 2024 (the “Prospectus Supplement”) an aggregate of 3,055 shares

(the “Shares”) of common stock, par value $0.001 per share, and accompanying warrants (the “Accompanying Warrants”) to purchase up to 3,055 shares of common stock at an offering price of $2.901 per Share and Accompanying Warrant and pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 5,565 shares of common stock and Accompanying Warrants to purchase up to 5,565 shares of common stock, at an offering price of $2.900 per share underlying each Pre-Funded Warrant and Accompanying Warrant, which equals the offering price per Share and Accompanying Warrant less the $0.001 exercise price per share of the Pre-Funded Warrants. The Pre-Funded Warrants and Accompanying Warrants are not listed on the Nasdaq Capital Market or any other securities exchange or trading system and the Company does not intend to list them. On March 27, 2024, The Company received $25,000 of gross proceeds from the Offering. During the third quarter of 2024, the Company received $467 of gross proceeds from the issuance of the Company’s common stock. The Company intends to use the proceeds from these financings, together with its existing cash and cash equivalents, to fund planned clinical trials of BXCL501, commercialization activities for IGALMI™ and for working capital and other general corporate purposes.

The Pre-Funded Warrants have an exercise price per share of common stock equal to $0.001 per share. The exercise price and the number of shares of common stock issuable upon exercise of the Pre-Funded Warrants are subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. The Pre-Funded Warrants are exercisable at any time after the date of issuance. For the three months ended September 30, 2024, we received $2 for the exercise of 1,705 Pre-funded Warrants.For the nine months ended September 30, 2024, we received $6 for the exercise of 5,565 Pre-funded Warrants.

The Accompanying Warrants have an exercise price per share of common stock equal to $3.20 per share. The exercise price and the number of shares of common stock issuable upon exercise of the Accompanying Warrants are subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Common Stock. The Accompanying Warrants will be exercisable at any time after the date of issuance and will expire on the fifth anniversary of the date of issuance. The Accompanying Warrants failed to meet the requirements to be indexed to equity and equity classified, and meet the definition of a derivative instrument. Therefore, these instruments are recorded as Derivative liabilities in the Condensed Consolidated Balance Sheet as of September 30, 2024. Therre were no exercises of the Accompanying Warrants as of September 30, 2024.

Cash Flows

	Nine months ended September 30,
	2024	2023
Cash (used in) provided by:
Operating activities	$(57,218)	$(128,143)
Investing activities	$—	$(20)
Financing activities	$32,384	$24,399

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2024 was $57,218 and was primarily attributable to our net loss of $48,740, a $736 decrease in Accrued interest, a $997 decrease in Accounts payable, accrued expenses, due to related parties and other current liabilities a $1,017 increase in Prepaid expenses, other current assets and other assets, and a $16,884 change in the fair value of derivative liabilities, partially offset by a $466 decrease in Inventory, a $67 decrease in Accounts receivable, $6,355 of non-cash stock-based compensation, and $3,821 of payable-in-kind interest. The decrease in cash used in operating activities compared to the prior year reflects our actions taken under the Reprioritization.

Net cash used in operating activities for the nine months ended September 30, 2023 was $128,143 and was primarily attributable to our net loss of $156,797, which was due to our being in the early stages of commercial launch of IGALMITM and our continued product development efforts, in part offset by $15,015 of non-cash stock-based compensation, a $9,098 increase in accounts payable, accrued expenses due to related parties, and other current liabilities, a $1,724 decrease in prepaid expenses, other current assets and other assets, and a $1,153 increase in accrued interest.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2024 and 2023 was $0 and $20, respectively.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2024, was $32,384 and was attributable to $25,000 in proceeds received from the March 2024 registered direct offering and net proceeds received from the sale of common stock under the Sale Agreement with Jefferies of $7,451.

Net cash provided by financing activities for the nine months ended September 30, 2023 was $24,399 and was primarily attributable to net proceeds received from the sale of common stock under the Sale Agreement with Jefferies of $23,918 and the exercise of stock options.

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

We believe that our existing cash and cash equivalents as of September 30, 2024 will not be sufficient to enable us to fund operating expenses and capital expenditure requirements for at least the next 12 months from the date of the issuance of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, including funding our ongoing research and development and commercialization efforts. In particular, after giving effect to the Reprioritization and other restructuring actions, we believe that our cash and cash equivalents of $40,387 as of September 30, 2024 will allow us to fund our operations and meet our liquidity requirements to the end of 2024. We expect that we will need to obtain substantial additional funding to fund our ongoing operations and planned trials. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interests of our existing stockholders may be materially diluted, and the terms of these securities could include liquidation or other preferences that could adversely affect the rights of our existing stockholders. In addition, debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends, which could adversely impact our ability to conduct our business. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. If we are unable to raise capital when needed or on attractive terms, we could be forced to significantly delay, scale back or discontinue the development or commercialization of our product candidates, seek collaborators at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available, and relinquish or license, potentially on unfavorable terms, our rights to our product candidates that we otherwise would seek to develop or commercialize ourselves. We can provide no assurance that will be successful in obtaining additional necessary resources and, if we are unable to fund our operations, including our clinical trials, we may need to focus on advancing fewer of our product candidates or otherwise consider strategic alternatives.

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

BTI leases office space for its corporate headquarters at 555 Long Wharf Drive, New Haven, Connecticut (the “HQ Lease”). The HQ Lease expires in February 2026. The Company has an option to renew the HQ Lease for one additional five-year term. Payments under the HQ Lease are fixed. The Company has approximately $551 of payments remaining under the HQ Lease. For additional details, see Note 13, Leases in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information relating to the Company’s leases.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. We have reviewed and determined that those critical accounting policies and estimates remain our critical accounting policies and estimates as of and for the nine months ended September 30, 2024. No material changes were made to our existing critical accounting policies and estimates during the period presented. Refer to Note 3, Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements elsewhere in this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Risk

As of September 30, 2024, we had $40,387 of cash and cash equivalents. Our cash and cash equivalents are primarily held in money market funds that hold U.S. government cash equivalent instruments. We do not participate in any foreign currency hedging activities and have limited exposure to other derivative financial instruments, primarily resulting from the terms and conditions of the Credit Agreement. We did not recognize any significant exchange rate losses during the three months ended September 30, 2024 and 2023.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We expect our financial condition and operating results to continue to fluctuate from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. We are focused primarily on research and development while continuing to support IGALMITM commercial activities. We may encounter unforeseen expenses, difficulties, complications and delays, and may not be successful in such a transition.

We have incurred significant operating losses since inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future and may never achieve or maintain profitability.

Since our inception, we have incurred significant operating losses. Our net loss was $48.7 million and $156.8 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had a stockholders’ deficit of approximately $85.6 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We have only one product candidate approved for marketing in the U.S., none in any other jurisdiction, and may never receive approval beyond the one product approved to date. It could be several years, if ever, before we have a commercialized product that generates significant revenues through sales of IGALMITM or our product candidates, if approved. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses may increase in the long term as we:

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

Our strategic reprioritization and other workforce reductions may not achieve our intended outcome.

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

In May and September 2024, we initiated further workforce reductions, and we may undertake further similar cost-saving initiatives, which may include additional restructuring or workforce reductions. These types of cost-reduction activities can be complex and result in unintended consequences and costs, including decreased employee morale, loss of institutional knowledge and expertise and adversely impact our business.

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

Management believes that, after giving effect to the Reprioritization and other restructuring actions, the Company’s cash and cash equivalents of $40.4 million as of September 30, 2024 will allow the Company to fund its operations and meet its liquidity requirements through the end of 2024. However, the ultimate expected cost benefit resulting from the Reprioritization and other cost-saving initiatives cannot be assured, and there can be no assurance that we will be able to extend our cash runway by meeting the conditions for additional funding under the terms of our Credit Agreement (defined below) or otherwise. In addition, the failure to raise additional financing in accordance with the minimum capital raising requirements of our Credit Agreement would trigger an event of default thereunder. The Fourth Amendment to our Credit Agreement includes covenants that we will receive, (i) after March 20, 2024, which is the effective date of the Fourth Amendment, and on or before April 15, 2024, at least $25.0 million in gross proceeds from the issuance of our common stock, warrants and/or pre-funded warrants, and/or in non-refundable cash consideration from partnering transactions entered into after March 20, 2024 (so long as such partnering transactions would not require us or any of our subsidiaries to make any cash investments in connection with the partnering transactions and no such cash investments are made), and (ii) after March 20, 2024 and on or before November 30, 2024, at least $50.0 million (for the avoidance of doubt, inclusive of amounts previously counted toward the preceding clause (i)) in gross proceeds from the issuance of our common stock, warrants and/or pre-funded warrants, and/or in cash and/or non-cash consideration (measured at fair market value, as determined by the Administrative Agent (as defined in the Credit Agreement) in its sole discretion from partnering transactions entered into after March 20, 2024. Failure to perform this covenant would constitute (A) a default under the Credit Agreement and (B) an event of default under the Credit Agreement, subject to a cure period in the case of clause (i) of the preceding sentence, until May 15, 2024. For the avoidance of doubt, failure to perform clause (ii) would constitute an immediate event of default under the Credit Agreement without any cure or grace period.

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

As of September 30, 2024, we had aggregate principal indebtedness of $106.5 million outstanding under our Credit Agreement and Guaranty (as amended, the “Credit Agreement”) by and among the Company, as the borrower, certain subsidiaries of the Company from time to time party thereto as subsidiary guarantors, the lenders party thereto (the “Lenders”), and Oaktree Fund Administration LLC (“OFA”) as administrative agent.

Restrictive covenants in the Credit Agreement place limits on our ability to conduct our business. The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions, subject to certain exceptions, including specific exceptions with respect to product commercialization and development activities. In addition, certain events, including receipt of a warning letter from the FDA, may constitute an event of default. We must also comply with certain covenants under the Credit Agreement, including a financial covenant that requires we maintain a minimum cash liquidity amount of $25 million as of September 30, 2024 (as described in the Fourth Amendment to the Credit Agreement described in Note 9, Debt and credit facilities in the condensed consolidated financial statements included elsewhere in this Quarterly

Report on Form 10-Q) and a minimum revenue requirement measured on a quarterly basis based on the revenue attributable to BXCL501 for the nine consecutive month period ending on the last day of the relevant quarter, subject to cure payments of not less than $1.0 million if we fail to meet the minimum revenue requirement. The minimum revenue requirement applies beginning with the preceding nine-month period ending on December 31, 2024, and ranges from approximately $4.5 million for the fourth quarter of 2024 to approximately $47.9 million for the first quarter of 2027. If we fail to meet the minimum revenue requirements for the preceding six-month periods ending on December 31, 2024, March 31, 2025, June 30, 2025 and September 30, 2025, we could be required to make revenue cure payments for the revenue shortfalls of up to $4.5 million, $6.2 million, $8.5 million, and $8.5 million, respectively, plus aggregate prepayment fees of $1.9 million. Under the Credit Agreement, these cure payments would be due on April 21, 2025, June 6, 2025, September 5, 2025 and December 8, 2025, respectively. We are only permitted to make cure payments for revenue shortfalls up to three times during the term of the Credit Agreement, after which we would default on the Credit Agreement if we are unable to satisfy the minimum revenue requirement for any subsequent fiscal quarter. In addition, certain events, including certain regulatory events and any “going concern” or similar qualification in a report of the Company’s independent registered public accountants relating to the Company’s annual financial statements, constitute an event of default under the Credit Agreement. The report of our independent registered public accounting firm included in the Annual Report on Form 10-K for the year ended December 31, 2023 contains a “going concern” explanatory paragraph. In March 2024 we entered into a Fourth Amendment to the Credit Agreement, pursuant to which the Lenders waived compliance with this covenant with respect to the report contained in the Annual Report on Form 10-K for the year ended December 31, 2023. The Fourth Amendment to the Credit Agreement also includes other covenants relating to minimum cash liquidity covenants and minimum capital raising requirements and failure to comply with such obligations, or other obligations required under the Credit Agreement, could trigger an event of default. Certain change of control events can also trigger an event of default under the Credit Agreement, including control by any entity or group of entities, other than BioXcel LLC and its affiliates, that acquires 35% or more of our voting capital stock. In addition, the Fourth Amendment to the Credit Agreement provides that if the Company has not, after the Effective Date and on or before September 30, 2024, received at least $40.0 million in gross proceeds from the issuance of its common stock, warrants and/or pre-funded warrants, and/or cash and/or non-cash consideration (measured at fair market value, as determined by the Administrative Agent in its sole discretion) from partnering transactions entered into after the Effective Date, the “Minimum Liquidity Amount” (as defined in the Credit Agreement) that we are required to maintain at all times will increase to $25.0 million from $15.0 million, unless and until we have received, after the Effective Date and on or before November 30, 2024, at least $50.0 million in gross proceeds from the issuance of our common stock, warrants and/or pre-funded warrants, and/or in cash and/or non-cash consideration (measured at fair market value, as determined by the Administrative Agent in its sole discretion) from partnering transactions entered into after the Effective Date. As a result of raising less than $40.0 million as of September 30, 2024, the Minimum Liquidity Amount is $25.0 million as of September 30, 2024. In connection with the closing of the Fourth Amendment discussed below, we granted new warrants to the Lenders to purchase up to 100 shares of its common stock (the “2024 Warrant Shares”) at an exercise price of $3.0723 per share (the “2024 Warrants”), which represents a 10% premium over the arithmetic average of the volume-weighted average price of the Company’s common stock on the Nasdaq Capital Market during the 30 trading days preceding the Effective Date. The 2024 Warrants will expire on April 19, 2029 and may be net exercised at the holder’s election. As of the date of this filing, we still need to raise (i) approximately an additional $10.0 million in gross proceeds from the issuance of our common stock, warrants and/or pre-funded warrants and/or in cash and/or non-cash consideration (measured at fair market value, as determined by the Administrative Agent in its sole discretion) from partnering transactions by September 30, 2024 in order to prevent such an increase in the Minimum Liquidity Amount that we are required to maintain under our Credit Agreement and (ii) approximately an additional $20.0 million in gross proceeds from the issuance of our common stock, warrants and/or pre-funded warrants and/or in cash and/or non-cash consideration (measured at fair market value, as determined by the Administrative Agent in its sole discretion) from partnering transactions by November 30, 2024 in order to prevent triggering an event of default under our Credit Agreement. Even if we raise the foregoing amounts within these timeframes, we may need to raise additional capital to continue as a going concern, and failure to continue as a going concern in connection with our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 could trigger an event of default under our Credit Agreement, and the lenders could exercise their rights and remedies under the Credit Agreement.

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

As of September 30, 2024, we had $40.4 million in cash and cash equivalents. Based on our existing cash, cash equivalents and lack of current availability under our funding facilities, we do not believe we have sufficient cash on hand to support current operations and service our debt obligations for at least one year from the date of issuance of the audited consolidated financial statements appearing in this Quarterly Report on Form 10-Q. This condition raises substantial doubt about our ability to continue as a going concern for at least one year from the date that our financial statements for the nine months ended September 30, 2024 are issued. In order to mitigate the current and potential future liquidity issues, we have undertaken the Reprioritization and may, among other things, seek to raise capital through the issuance of common stock, or by restructuring, refinancing, and/or amending the terms of the Credit Agreement (including with respect to regulatory related events of default that do not contain a cure period) or pursue other strategic alternatives. However, such transactions may not be successful and we may not be able to raise additional equity and/or financing necessary to meet our obligations. Moreover, our Credit Agreement contains covenants that we may be unable to comply with and which could result in the acceleration of our debt service obligations, further reducing our capital resources and ability to fund our operations. As such, there can be no assurance that we will be able to continue as a going concern and we may be forced to delay, reduce or discontinue our product development programs or commercialization efforts in order to preserve cash. For additional cost-saving and other strategic initiatives we may be compelled to pursue, see the risk factor entitled, “We will need substantial additional funding, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts or otherwise seek strategic alternatives.” Further, if we are unable to raise additional capital or successfully consummate a strategic transaction, we may trigger an event of default under our Credit Agreement.

We currently do not meet certain of Nasdaq Capital Market’s continued listing requirements and other Nasdaq rules. If we are unable to regain compliance, we are likely to be delisted. Delisting could negatively affect the price of our common stock, which could make it more difficult for us to raise capital or for you to sell our common stock.

We are required to meet the continued listing requirements of the Nasdaq Capital Market and other Nasdaq rules. For example, we are required to maintain a minimum bid price for our listed common stock of $1.00 per share (the “Bid Price Requirement”) and maintain minimum market value of listed securities of at least $35.0 million (the “Market Value requirement”). We are not currently in compliance with either of the Bid Price Requirement or the Market Value Requirement as described further in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We continue to evaluate various alternative courses of action to regain compliance with the Bid Price Requirement and the Market Value Requirement, however, there can be no assurance that we will be able to satisfy the Nasdaq Capital Market’s continued listing requirements, or, if we regain compliance, maintain compliance with the applicable Nasdaq continued listing requirements.

Delisting from the Nasdaq Capital Market would cause us to pursue eligibility for trading of these securities on other markets or exchanges, or on the “pink sheets.” In such case, our stockholders’ ability to trade, or obtain quotations of the market value of our common stock would be severely limited because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask prices of these securities. There can be no assurance that our securities, if delisted from the Nasdaq Capital Market in the future, would be listed on a national securities exchange, a national quotation service, the over-the-counter markets or the pink sheets. Delisting from the Nasdaq Capital Market, or even the issuance of a notice of potential delisting, would also result in negative publicity, make it more difficult for us to raise additional capital, adversely affect the market liquidity of our securities, decrease securities analysts’ coverage of us or diminish investor, supplier and employee confidence.

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

The primary efficacy endpoint in TRANQUILITY II was the change in PEC score, which is a measurement of agitation severity captured by trained raters during an agitation episode. While change in PEC score has been used to support the approval of IGALMI for the acute treatment of agitation associated with schizophrenia or bipolar I or II disorder in adults, it has not been used as a primary endpoint to support the approval of a drug candidate for the treatment of agitation associated with Alzheimer’s Disease. Prior to initiating our TRANQUILITY II trial, we believe we reached alignment with FDA regarding the use of PEC scores as a primary endpoint to assess individual agitation episodes in dementia patients. In the normal course, we have been in communication with the FDA regarding the data and information needed to further support the consistency of the measurement of PEC ratings, and we believe that we have generated sufficient data to demonstrate such consistency. Following submission of certain data on PEC score from a separate study of raters assessing video vignettes, the FDA expressed certain concerns with respect to the reliability of PEC scores in that study. The FDA has requested that we provide additional information to support the consistency of the measurement of PEC ratings to assess the treatment of agitation associated with Alzheimer’s Disease. While we believe that we have generated sufficient data to demonstrate such consistency, and we plan to submit these data and analyses to the FDA, if the FDA disagrees, it may require that we provide more information to demonstrate consistency in the measurement of PEC scores and/or may require that we generate additional data to support the reliability of PEC score measurements in our TRANQUILITY II trial. There can be no assurances that any information or and data we provide to FDA will sufficiently demonstrate the consistency and reliability of the PEC-score data from our TRANQUILITY II trial, or that our PEC-score data will not represent a potential review issue in connection with any application we may submit to FDA.

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

With respect to our SERENITY program, we also held a Type C Meeting with the FDA on March 6, 2024 to obtain further feedback on our proposed changes to the design of SERENITY III Part 2, including with respect to the trial endpoints, and to discuss the content and format of a potential sNDA submission to expand the label of IGALMITM 120 micrograms to the acute treatment of agitation associated with schizophrenia and bipolar disorders in the outpatient setting. IGALMITM is already approved at the 120 mcg dose based on efficacy data that we previously generated in treating a single episode of agitation. Consistent with the data generated to date, the label for IGALMITM currently includes a limitation on use (“LOU”), noting the lack of efficacy or safety data beyond 24 hours following the first dose. During our March 6, 2024 Type C meeting with the FDA, we discussed, among other things, whether evaluating the at-home use of BXCL501 120 mcg, with safety as the primary objective and efficacy measures as exploratory endpoints, if successful, could support the submission of an sNDA seeking expansion of the current label for IGALMITM 120 mcg to allow at-home use and labeling without the current LOU. Based on current FDA feedback, we have amended the Part 2 of the SERENITY III protocol to evaluate the safety and efficacy of the 120 mg dose in the at-home setting, and now refer to this revised trial as the SERENITY At-Home trial. We believe that our ability to seek labeling without the current LOU will depend, in part, on the number of agitation episodes we observe during our planned study period. Even if our planned SERENITY At-home trial is successful in demonstrating safety in the at-home setting, and even if the IGALMITM 120 mcg label is expanded to allow outpatient use, there is no guarantee that we will observe and/or treat a sufficient number of agitation episodes during the study period to support removal of the current LOU.

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

We currently have only one product that has received regulatory approval and may never be able to develop additional marketable product candidates. We are continuing to invest a significant portion of our efforts and our available financial resources in the development of our product candidate, BXCL501 and may in the future reprioritize commercialization of IGALMITM or the development of other product candidates. However, we have limited experience in drug development and commercialization, and our prospects are substantially dependent on our ability, or that of any future collaborator, to develop, obtain marketing approval for and successfully commercialize product candidates in one or more additional disease indications. We have also slowed the clinical development process of our lead product candidates, and progression of our lead clinical programs is subject to applicable funding. See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview.”

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

We plan to continue to commercialize IGALMI TM sublingual film for the acute treatment of agitation associated with schizophrenia or bipolar I or II disorder, to be self-administered by patients under the supervision of a healthcare provider, which is our only approved product to date. However, in connection with the Reprioritization, we significantly reduced the resources devoted to commercialization of IGALMI TM and it is possible that will have adverse consequences on the revenue that we are able to generate from IGALMI TM. Revenues for IGALMI TM for the year ended December 31, 2023 and nine months ended September 30, 3024 were $1.4 million and $1.9 million, respectively. If our commercial products do not gain market acceptance, we may not be able to fund future operations, including developing, testing and obtaining regulatory approval for an sNDA for other BXCL501 indications, including in the at-home setting for the acute treatment of agitation (non-daily) associated with dementia due to probable Alzheimer’s disease, or for other product candidates that it may develop. Our results of operations could be materially harmed if we are unable to successfully commercialize IGALMI TM for any currently or additionally approved indications or any future product candidates that we may have approved. We may experience concentration of a limited number of customers for sales of IGALMI TM. For example, we sold $735,000 to a single customer during the second quarter of 2024. If any such customers change their business requirements or purchasing behavior our business, financial condition, and results of operations may be adversely affected. Furthermore, sales to customers may fluctuate significantly, and sales from one period may not be indicative of future results.

Our results of operations could be materially harmed if we are unable to accurately forecast customer demand for IGALMITM and manage our inventory. To ensure adequate inventory supply, we must forecast inventory needs and place orders with our suppliers based on our estimates of future demand for IGALMITM. Our ability to accurately forecast demand for IGALMITM could be negatively affected by many factors, including our failure to accurately manage the effects of product introductions by competitors, an increase or decrease in customer demand for IGALMITM or for products of our competitors, our failure to accurately forecast customer acceptance of new products, unanticipated changes in general market conditions or regulatory matters, and weakening of economic conditions or consumer confidence in future economic conditions. Inventory levels in excess of customer demand may result in inventory write-downs or write-offs, which would cause our gross margin to be adversely affected and could impair the strength of our brand. Conversely, if we underestimate customer demand for IGALMITM, our third-party contract manufacturer may not be able to deliver products to meet our requirements, and this could result in damage to our reputation and customer relationships. In addition, if we experience a significant increase in demand, additional supplies of raw materials or additional manufacturing capacity may not be available when required on terms that are acceptable to us, or at all, or suppliers or our third-party manufacturers may not be able to allocate sufficient capacity in order to meet our increased requirements, which could have an adverse effect on our ability to meet customer demand for IGALMITM and our results of operations.

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

As of September 30, 2024, BioXcel LLC owned approximately 19% of the economic interest and voting power of our outstanding common stock and BioXcel LLC is controlled by BioXcel Holdings, Inc. Our Chief Executive Officer and member of our board of directors, Vimal Mehta, Ph.D., is the Chief Executive Officer, President, Treasurer and Secretary and a member of the board of managers of BioXcel LLC and Chief Executive Officer, President, Treasurer and Secretary and the sole member of the board of directors of BioXcel Holdings, Inc. See “The management of and beneficial ownership in BioXcel LLC by our executive officers and our directors may create, or may create the appearance of, conflicts of interest.” below. Even though BioXcel LLC controls less than a majority of the voting power of our outstanding common stock, it may influence the outcome of such corporate actions so long as it owns a significant portion of our common stock.

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

Our Chief Executive Officer and member of our board of directors, Vimal Mehta, Ph.D., is the Chief Executive Officer, President, Treasurer and Secretary and a member of the board of managers of BioXcel LLC and Chief Executive Officer, President, Treasurer and Secretary and the sole member of the board of directors of BioXcel Holdings, Inc. Additionally, as of September 30, 2024, Dr. Mehta, through his beneficial ownership of BioXcel LLC, beneficially owned approximately 21.3% of the Company. The management and ownership of BioXcel LLC by Dr. Mehta may create the appearance of, conflicts of interest when Dr. Mehta is faced with decisions that could have different implications for BioXcel LLC than the decisions have for us, including decisions that relate to our Services Agreement and Contribution Agreement, as well as potential agreements relating to future product candidates and AI-related services or collaborations. Any perceived conflicts of interest resulting from investors questioning the independence of our management or the integrity of corporate governance procedures may materially affect our stock price and expose us to litigation risk.

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

In March 2024, we issued and sold in a registered direct offering 3,054,609 shares of our common stock, accompanying warrants to purchase up to 8,619,636 shares of our common stock and pre-funded warrants to purchase up to 5,565,027 shares of our common stock (see Note 11, Common Stock Financing Activities in this Quarterly Report on Form 10-Q for additional information). The number of shares of common stock underlying our outstanding warrants is significant in relation to our outstanding common stock (20.3% as of October 23, 2024), which could have a negative effect on the market price of our common stock and make it more difficult for us to raise funds through future equity offerings. In the event these warrants are exercised, our stockholders will experience additional dilution. To the extent outstanding stock options or warrants are exercised, there would be further dilution to our existing stockholders, which could impact the price of our common stock.

Because certain of our stockholders control a significant number of shares of our common stock, they may have significant influence over actions requiring stockholder approval.

As of September 30, 2024, our directors, executive officers and BioXcel LLC, and their respective affiliates, beneficially owned approximately 24.6% of our outstanding shares of common stock. As a result, these stockholders, acting together, would have significant control over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have significant control over the management and affairs of our Company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

We are, and may in the future become, subject to various legal proceedings, claims and investigations that arise in or outside the ordinary course of business. For example, on July 7, 2023, plaintiff Katelyn Martin filed a class action complaint against the Company and certain executives in the United States District Court for the District of Connecticut, captioned Martin v. BioXcel Therapeutics, et al., 3:23-cv-00915 (D. Conn). On October 4, 2023, pursuant to the Private Securities Litigation Reform Act, the court appointed two co-Lead Plaintiffs. The co-Lead Plaintiffs filed an amended complaint on December 5, 2023, alleging violations of Sections 10(b) and 20A of the Exchange Act and SEC Rule 10b-5 promulgated thereunder. On July 11, 2024, the Court dismissed the amended complaint without prejudice and, on August 1, 2024, co-Lead Plaintiffs filed a second amended complaint. The second amended complaint alleges that defendants made false or misleading statements regarding the TRANQUILITY II trial and the development of BXCL501 for an expanded indication related to the treatment of certain Alzheimer’s-related agitation. The Company moved to dismiss the second amended complaint on September 6, 2024. The Court has not yet ruled on the motion.

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

Item 2. Unregistered Sales of Equity Securities, and Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) None.

(c) During the three months ended September 30, 2024, none of our directors or “officers” (as defined under as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation, as amended.	10-Q	001-38410	3.1	8/10/2021

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of BioXcel Therapeutics, Inc., as amended, dated June 10, 2024.	8-K	001-38410	3.1	6/11/2024

3.3	Amended and Restated Bylaws.	8-K	001-38410	3.2	3/13/2018

4.1	Form of Warrant Agreement, dated March 20, 2024	10-K	001-38410	4.5	3/22/2024

4.2	Second Amended and Restated Registration Rights Agreement, between the Company and the parties thereto, dated March 20, 2024.	10-K	001-38410	4.6	3/22/2024

4.3	Form of Pre-Funded Warrant	8-K	001-38410	4.1	3/25/2024

4.4	Form of Accompanying Warrant	8-K	001-38410	4.2	3/25/2024

10.1+	Amendment No. 1, dated July 11, 2024, to Commercial Supply Agreement, between ARx, LLC and BioXcel Therapeutics, Inc., dated April 1, 2022	10-Q	001-38410	10.1	8/6/2024

10.2	Separation Agreement between BioXcel Therapeutics, Inc. and Matthew Wiley, dated October 3, 2024.	8-K	001-38410	10.1	10/9/2024

10.3	Consulting Agreement between BioXcel Therapeutics, Inc. and Matthew Wiley, dated October 8, 2024.	8-K	001-38410	10.2	10/9/2024

10.4	Addendum to Employment Agreement – Vimal Mehta					*

10.5	Addendum to Employment Agreement – Vince O’Neill					*

10.6	Addendum to Employment Agreement – Frank Yocca					*

10.7	Addendum to Employment Agreement – Richard Steinhart					*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	Inline XBRL Instance Document					*
	- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	*
*	Filed herewith.
**	Furnished herewith.

+ Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BioXcel Therapeutics, Inc.

Dated: November 14, 2024	By:
/s/ Vimal Mehta
Vimal Mehta
Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2024	By:
/s/ Richard Steinhart
Richard Steinhart
Chief Financial Officer
(Principal Financial Officer)