Form 10-K
period 2024-12-31
BioXcel Therapeutics, Inc.
filed 2025-03-28
CIK 1720893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2024
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2024, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $41,276,960 (based upon the closing sale price of the registrant’s common stock reported on the Nasdaq Capital Market on that date). This calculation excludes shares held by the registrant’s current directors and executive officers and stockholders that the registrant has concluded are affiliates of the registrant.

There were 5,486,038 shares of our common stock outstanding at March 26, 2025.

.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “anticipate,” “believe,” “can,” “continue,” “could,” “designed,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements use these words or expressions. All statements contained in this Annual Report on Form 10-K, other than statements of historical fact, are forward-looking statements, including, without limitation, statements regarding:

●	our sales strategy for IGALMI®;
●	our ability to raise additional capital and continue as a going concern;
●	our ability to stay listed on the Nasdaq Capital market;
●	compliance with covenants under our financing arrangements;
●	developments relating to our SERENITY and TRANQUILITY programs;
●	the size of our total addressable markets and related underlying estimates;
●	our plans relating to clinical trials and marketing applications for our product candidates;
●	our plans to research, develop and commercialize our current and future product candidates;
●	our plans to seek to enter into collaborations for the development and commercialization of certain product candidates;
●	the potential benefits of any future collaboration;
●	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;
●	the timing of and results of discussions we have with regulators;
●	the rate and degree of market acceptance, clinical utility, number of prescribers and formulary wins of IGALMI® and any product candidates for which we receive marketing approval;
●	our commercialization, marketing and manufacturing capabilities and strategy, including the potential benefits from any advertising campaigns;
●	our participation in, and any potential benefits from, events, conferences, presentations and conventions;
●	our intellectual property position and strategy;
●	our estimates regarding expenses, future revenue, capital requirements and need for additional financing;
●	potential investments in, or other strategic options for, our subsidiary, OnkosXcel Therapeutics, LLC (“OnkosXcel”);
●	developments relating to our competitors and our industry;
●	the impact of government laws and regulations;
●	developments related to legal proceedings and investigations; and
●	our relationship with BioXcel LLC.

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

As used in this Annual Report on Form 10-K, unless otherwise specified or the context otherwise requires, the terms “we,” “our,” “us,” the “Company” or “BTI” refer to BioXcel Therapeutics, Inc., and “BioXcel, LLC” refers to the Company’s former parent company and stockholder, BioXcel LLC, and its predecessor, BioXcel Corporation. All brand names or trademarks appearing in this Annual Report on Form 10-K are the property of their respective owners, including IGALMI®, which is a trademark of BioXcel Therapeutics, Inc.

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

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

●	We have a limited operating history and have not generated substantial product revenues to date, which may make it difficult to evaluate the success of our business to date and to assess our future viability.
●	We have incurred significant operating losses since inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future and may never achieve or maintain profitability.
●	We will need substantial additional funding, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts or otherwise seek strategic alternatives.
●	Nasdaq may delist our common stock from trading on its exchange, which could limit investors' ability to make transactions in our securities and subject us to additional trading restrictions.
●	We have significant indebtedness and other contractual obligations that could impair our liquidity, restrict our ability to do business and thereby harm our business, results of operations and financial condition. We may not have sufficient cash flow from operations to satisfy our obligations under our financing facilities.
●	Our strategic reprioritization and other workforce reductions in force may not achieve our intended outcome.
●	We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.
●	We have limited experience in drug discovery and drug development.
●	Developments relating to our TRANQUILITY II Phase 3 trial may impact the timing of our development plans for, and prospects for seeking or obtaining regulatory approval of, BXCL501 for the acute treatment of agitation (non-daily) associated with dementia in patients with probable Alzheimer’s disease and may also subject us to additional risks and uncertainties, including regulatory, stockholder or other actions, loss of investor confidence and negative impacts on the trading price of our common stock.
●	In the near term, we are dependent on the success of IGALMI®, and four of our product candidates, BXCL501, BXCL502, BXCL701 and BXCL702. If we are unable to complete the clinical development of or obtain marketing approval for our product candidates or successfully commercialize IGALMI® or our product candidates, either alone or with a collaborator, or if we experience significant delays in doing so, our business could be substantially harmed.
●	Interim “top-line” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
●	The regulatory approval processes of the United States (“U.S.”) Food and Drug Administration (“FDA”), and comparable foreign authorities are lengthy, time consuming, expensive and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.
●	Clinical trials are expensive, difficult to design, difficult to conduct and involve an uncertain outcome.

●	We depend on enrollment of patients in our clinical trials to continue development of our product candidates. If we are unable to enroll patients in our clinical trials, our research and development efforts could be adversely affected.
●	Our estimated number of episodes of agitation and our corresponding estimated total addressable market are subject to inherent challenges and uncertainties. If we have overestimated the number of episodes or the size of our total addressable market for our current and potential future products or product candidates, or if any approval that we obtain is based on a narrower definition of the patient population, our revenue and ability to achieve profitability may be harmed.
●	The discovery and development of product candidates based on EvolverAI, BioXcel LLC’s proprietary pharmaceutical discovery and development engine, as well as our own AI platform is novel and unproven, and we do not know whether we will be able to develop any products of commercial value.
●	Regulators may limit our ability to develop or implement our proprietary AI algorithms and/or may eliminate or restrict the confidentiality of our proprietary technology, which could have an adverse effect on our business, results of operations, and financial condition.
●	Although the FDA has approved IGALMI® for the acute treatment of agitation associated with schizophrenia or bipolar I or II disorder, we will still face extensive and ongoing regulatory requirements and obligations for IGALMI® and for any product candidates for which we obtain approval.
●	Although we obtained FDA approval for IGALMI®, our products and product candidates may not be accepted by physicians or the medical community in general, and there may be insufficient insurance coverage and reimbursement.
●	If we are found in violation of federal, state or foreign health care “fraud and abuse” laws, we may be required to pay significant fines and penalties, which may adversely affect our business, financial condition and results of operations.
●	We continue to depend on BioXcel LLC to provide us with certain services for our business.
●	We are substantially dependent on third parties for the manufacture of our clinical supplies of our product candidates, and our commercial supplies of IGALMI®, and we intend to rely on third parties to produce commercial supplies of any other approved product candidate.
●	We rely on third parties to conduct our preclinical and clinical trials. If these third parties do not successfully perform their contractual legal and regulatory duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.
●	Data breaches or cyber-attacks could disrupt our business, operations and information technology systems, and financial results, or result in the loss or exposure of confidential or sensitive Company information.
●	We are and may in the future be subject to legal proceedings, claims and investigations in or outside the ordinary course of business. Such proceedings, claims and investigations could be costly and time-consuming to defend and could result in unfavorable outcomes, which may have a material adverse effect on our business, operating results and financial condition, and negatively affect the price of our common stock.
●	Unfavorable global political or economic events and conditions could adversely affect our business, financial condition or results of operations.
●	We face risks associated with the increased scrutiny relating to environmental, social and governance matters.
●	It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection.

TRADEMARKS, TRADE NAMES AND SERVICE MARKS

This Annual Report includes our trademarks, trade names and service marks, including, without limitation, “IGALMI®” and our logo, which are our property and are protected under applicable intellectual property laws. Solely for convenience, trademarks, trade names and service marks may appear in this Annual Report without the ®, TM and SM symbols, but such references are not intended to indicate, in any way, that we or the applicable owner forgo or will not assert, to the fullest extent permitted under applicable law, our rights or the rights of any applicable licensors to these trademarks, trade names and service marks. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

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

Our most advanced neuroscience candidate is BXCL501. In indications other than those approved by the United States (“U.S.”) Food and Drug Administration (“FDA”) as IGALMI®, BXCL501 is an investigational, proprietary, orally dissolving film formulation of dexmedetomidine (or “Dex”) in development for the treatment of agitation associated with psychiatric and neurological disorders.

On April 6, 2022, we announced that the FDA approved IGALMI® sublingual film for the acute treatment of agitation associated with schizophrenia or bipolar I or II disorder in adults. IGALMI® is approved to be self-administrated by patients under the supervision of a health care provider. On July 6, 2022, we announced that IGALMI® was commercially available in doses of 120 and 180 micrograms.

On September 5, 2024, we announced the initiation of our SERENITY At-Home trial, a double-blind, placebo-controlled study to evaluate the safety of a 120 mcg dose of BXCL501 in 200 patients for acute treatment of agitation associated with bipolar disorders or schizophrenia in the at-home setting. On November 12, 2024, we announced that the first patient had been randomized in the trial, and on March 27, 2025, that 24 clinical trial sites had been opened and 127 patients had been enrolled. Topline data results, which are expected in the second half of 2025, are intended to support a supplemental new drug application (“sNDA”) submission to potentially expand the label of IGALMI® (dexmedetomidine) sublingual film in the at-home setting.

We are continuing to develop BXCL501 for the potential acute treatment of agitation associated with bipolar disorders or schizophrenia in the at-home setting and for the potential acute treatment of agitation (non-daily) associated with dementia due to probable Alzheimer’s disease in the at-home setting and in care facilities.

As described further below, we have deprioritized the development of BXCL501 for certain other proposed indications, as a potential adjunctive treatment for major depressive disorder (“MDD”), as well as our BXCL701 program, except as noted under “Immuno-Oncology” below.

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

Nasdaq Notice

On September 16, 2024, the Company received a letter from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) that it was not in compliance with Nasdaq Listing Rule 5550(a)(2) because its common stock failed to maintain a minimum closing bid price of $1.00 per share for 30 consecutive business days.

On February 6, 2025, the Company announced that it would effect a 1-for-16 reverse stock split of its common stock. The reverse stock split became effective at 5:00 p.m. on February 7, 2025, and the company’s common stock began trading on a split-adjusted basis (above $1 per share) at the opening of the market on Monday, February 10, 2025.

To regain compliance, the Company was required to maintain a minimum closing bid price of $1.00 per share for at least 12 consecutive trading days. This requirement was met on February 26, 2025.

As previously reported, on September 20, 2024, we received a letter from the Nasdaq Staff notifying us that for the 30 consecutive business days prior to the date of the letter, the Company’s market value of listed securities (“MVLS”) closed below the minimum $35 million requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(2) (the “MVLS Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company was granted a period of 180 calendar days, or until March 19, 2025, to regain compliance.

As anticipated, on March 20, 2025, the Company received another letter from the Staff stating that, as a result of the Company’s continued non-compliance with the MVLS Requirement, its securities would be delisted from Nasdaq unless the Company appealed the Staff’s delisting determination by requesting a hearing before the Nasdaq Hearings Panel (the “Panel”). The Company made timely request for a hearing before the Panel to appeal the Staff’s determination. The Company’s common stock will remain listed and eligible for trading on Nasdaq at least pending the ultimate conclusion of the hearing process; however, there can be no assurance that the Company will ultimately regain compliance and remain listed on Nasdaq.

2024 Clinical Prioritization

As discussed in Note 4, Restructuring in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, on May 8, 2024 the Company took additional actions as part of its continued efforts to preserve cash and prioritize investment in its core clinical programs. As part of these actions, the Company initiated a reduction of approximately 15% of the Company’s workforce.

On September 17, 2024, the Company approved a plan for an additional reduction in its workforce by 15 employees (including all but one sales and marketing employee), or approximately 28% of the Company’s headcount (the “Clinical Prioritization”), in order to extend its cash runway and prioritize investment on the clinical development of its lead neuroscience asset, BXCL501.

Neuroscience

Our Neuroscience Strategy

Our goal is to become the leading AI-enabled neuroscience therapeutics company. We continue to evaluate all strategic options for our neuroscience assets, which could include licensing, partnering, and co-commercialization.

Our Novel Drug Re-Innovation Approach

We aim to deploy and implement, throughout the drug development process, an AI ecosystem designed to rapidly identify medications related to our key focus areas of neuroscience and immuno-oncology. Our in-house, uniquely integrated AI-to-drug-development capability is complemented by the services and technology of BioXcel LLC, our former parent company. It includes a labeled properties graph (also referred to as a “knowledge graph”) that visually relates collected big data in the form of entities and their properties that include neuropsychiatric symptoms, brain circuits, drug targets, and existing drugs. We believe that understanding the relation between entities relevant to drug development may lead to novel potential uses for existing drugs. Predictive algorithms or queries of the knowledge graph may uncover not only single drugs but potentially identify new combinations of drugs that we believe may be more effective in treating disorders than single agents. New combinations of drugs may lower tolerable doses of drugs and provide the basis for stronger intellectual property positions. Our AI team prioritizes the most valuable external opportunities in a data-driven manner. These opportunities may be found in new potential uses for launched drugs, in drugs that are part of pharmaceutical company pipelines no longer being pursued, or within academic efforts to develop new drug candidates.

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

This drug re-innovation model has been exemplified by the successful development and commercialization of drugs such as Tecfidera® (Biogen, Inc.), Thalomid® (Celgene Corporation), and Viagra® (Pfizer, Inc.). All of these drugs were identified by insights in biology and disease pathophysiology. The successful business models of biotech companies like Axsome Therapeutics, Inc. and Karuna Therapeutics, Inc. (acquired by Bristol Myers Squibb) are based on the re-innovation and combination of existing clinical candidates or marketed drugs to provide novel solutions for patients. Unfortunately, such discoveries have been severely limited in scope due to the lack of a genuinely integrated approach to mining big data and advanced analytics.

Our AI-based discovery and development process is the foundation of our drug re-innovation model for identifying the next wave of potential medicines. Our therapeutic area experts have substantial experience across the drug discovery and development value chain. We believe that our method of finding potential product candidates gives us a higher probability of success because it combines AI expertise and intuition of human experience in drug development. We believe the combination of AI and drug discovery and development expertise facilitates the generation of therapeutic candidates and gives us a significant competitive advantage.

Our approach is illustrated below:

Integrated Drug Discovery & Development Approach

Utilizing Proprietary AI Platform

DISCOVERY
MECHANISTIC INSIGHTS
REGISTRATION TRIALS
NDA SUBMISSION
BIG DATA
AI Platform
MULTIPLE CANDIDATES
Selection of Most Viable Candidates
TRANSLATIONAL TEAM
Candidate Validation
CLINICAL DEVELOPMENT TEAM
Human Proof of Concept
REGULATORY TEAM
Registration Submissions

We continue to integrate and evolve our neuroscience and immuno-oncology AI machine learning and drug discovery and development platform. Our platform led to the identification of Dex, the rapid development of BXCL501, and its approval by the FDA as IGALMI®, as well as the advancement of BXCL501 for other potential indications. We are continuing to leverage our platform to identify and develop new neuroscience and immuno-oncology programs.

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

Treatments for Agitation

Antipsychotics, the current standard of care for acute treatment of agitation associated with schizophrenia and bipolar disorder, are also used off-label to treat agitation in dementia and other conditions. Side effects of these medications include movement disorders, including akathisia and extrapyramidal symptoms. One of the serious limitations of these drugs is that they can sedate the patient and do not permit verbal interaction with the hospital staff to continue. Intramuscular (“IM”)-delivered antipsychotics, such as haloperidol and olanzapine, are used extensively in this setting but are invasive and often require patient restraint. This type of treatment can dehumanize patients and cause trauma that could have long-term impact on them. Furthermore, these treatments include a black box warning for use in elderly patients.

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

The sublingual or buccal route of administration is an accepted alternative to oral administration of drug delivery to the central nervous system when rapid onset or more controlled delivery is required. Currently, there are six products approved for film administration, including our product, IGALMI®. For example, BioDelivery Sciences International, Inc., a commercial-stage specialty pharmaceutical company, has developed a buccal film formulation of buprenorphine for chronic pain management and buprenorphine and naloxone for opioid dependence. We developed BXCL501 as a differentiated sublingual film dosage form of Dex, which we believe may offer benefits such as ease of use and quick absorption for rapid therapeutic effects.

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

IGALMI® Commercial Strategy

We continue to support IGALMI® in the hospital setting through limited and focused commercial activity.  In the third quarter of 2023, we revised our commercial strategy for IGALMI® in the institutional setting, reducing in-hospital commercialization expenses, suspending programs no longer deemed core to our business, and shifting focus to the development of BXCL501 for use in the at-home and care facilities in the treatment of acute agitation in schizophrenia and bipolar disorders, and in the treatment of acute agitation (non-daily) associated with dementia due to probable Alzheimer’s disease (collectively, the “Reprioritization”).

Following the Reprioritization, a small Corporate Account Director team supported existing customers and targeted Integrated Delivery Networks (“IDNs”) with educational assistance and contracting opportunities, while our trade operation supported customers with drug supply.  The goal of this approach was to help maintain current business and potentially broaden IGALMI® utilization through volume contracting.

As part of the Clinical Prioritization announced on September 19, 2024, we made further workforce reductions including sales and marketing employees, as the Company announced it would maintain IGALMI™ in the market with minimal commercial support. The Clinical Prioritization staff reductions may have future impacts on net revenue. Net revenues from IGALMI® product sales for the years ended December 31, 2024 and 2023 were $2.3 million and $1.4 million, respectively.

We are currently seeking potential commercial partners. Our continued commercialization efforts for IGALMI® are designed to build the foundation to launch additional potential follow-on indications. If IGALMI® would be approved outside the U.S., we would consider launching the product through collaborations with third parties.

BXCL501 Development

In indications other than those approved by the FDA as IGALMI®, BXCL501 remains an investigational, proprietary, orally dissolving film formulation of Dex, a selective alpha-2 receptor agonist, targeting symptoms from stress-related behaviors such as agitation. BXCL501 is our most advanced neuroscience clinical program, being evaluated for the acute treatment of agitation associated with bipolar disorders or schizophrenia in the at-home setting and for the acute treatment of agitation (non-daily) in patients with dementia due to probable Alzheimer’s disease in care facilities and at-home settings.

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

We also believe that BXCL501, if approved for the respective indications, has the potential to become the standard of care for the acute treatment of agitation arising from diseases such as schizophrenia, bipolar disorder and Alzheimer’s disease.

In addition, given the differentiated design of BXCL501 and its mechanism of action, we believe BXCL501 has the potential to address several diseases or conditions for which agitation is a symptom of the condition or underlying disease, including opioid withdrawal and post-traumatic stress disorder (“PTSD”), which are being evaluated in investigator-sponsored trials run by several leading academic research institutions.

BXCL501 Clinical Trials

SERENITY Program: Agitation Associated with Bipolar Disorders I and II or Schizophrenia (at-home setting)

We initiated the clinical study of BXCL501 in patients with agitation associated with bipolar disorders or schizophrenia in SERENITY III, which consisted of two parts. The first part was comparable to our pivotal SERENITY I and II studies. Using similar inclusion and exclusion criterion under a well-controlled in-patient setting, acutely agitated patients with bipolar disorders or schizophrenia were randomized to self-administer either 60 mcg of BXCL501 or placebo in a double-blind placebo-controlled trial. The primary endpoint of Part I was efficacy, as measured by the change in PEC score change from baseline at two hours post-dose. The secondary objectives of Part I were safety and tolerability.

On May 25, 2023, we reported topline results from Part I of the study. Although the trial did not meet its primary efficacy endpoint, we believe the efficacy results, observed with the 60 mcg dose, representing half of the lowest approved dose of IGALMI® for in-patient use (120 mcg), were promising. Specifically, greater than 50% of individuals were responders, defined as those patients who achieved a 40% or greater reduction in PEC score. Furthermore, this population responder rate was consistent and dose-proportionate to the same response rates observed in the larger SERENITY I and II trials. Although the primary efficacy endpoint as a group mean change in PEC score from baseline at 2 hours was not statistically significant at the primary endpoint at 2 hours (p=0.077), BXCL501 statistically separated from placebo at 4 hours (p=0.049).

Part II of the SERENITY III study was designed to evaluate the same dose tested in Part I, 60 mcg (with an optional additional 60 mcg dose), but in the at-home setting and focusing on safety only. However, because the trial did not meet its primary efficacy endpoint using this 60 mcg dose in Part I, we paused continuation of Part II of the study pending feedback from the FDA. We held a Type C meeting with the FDA on November 8, 2023 to discuss changes to Part II of our SERENITY III study. We proposed the evaluation of an 80 mcg dose based on previous clinical experience with this dose during our Phase 1b trial in schizophrenia patients with agitation, and pharmacokinetic and pharmacodynamic modeling suggesting that use of an 80 mcg dose of BXCL501 could provide an optimal balance between safety and efficacy for at-home use. Based on feedback from the FDA during the meeting, we made the decision to evaluate a 120 mcg dose in the at-home setting. The 120 mcg dose has already demonstrated efficacy based on the approval of IGALMI® (when administered under the supervision of a healthcare provider, for a single agitation episode), so we sought further feedback from the FDA regarding the proposed design of this study amendment in a request for a follow-up meeting with the FDA, which was held on March 6, 2024.

Based on the FDA’s feedback in advance of and during the March 6, 2024 meeting, we moved forward evaluating the use of the 120 mcg dose of BXCL501 in the at-home setting, and amended Part 2 of the SERENITY III study. We now refer to this study as the SERENITY At-Home trial, with safety as the primary objective and efficacy measures as exploratory endpoints to support use in the at-home setting. This was the FDA’s recommendation in the November 8, 2023 FDA meeting, for the acute treatment of agitation in bipolar disorders or schizophrenia. We also plan to initiate a clinical study designed to enroll approximately 30 patient-informant dyads to evaluate the correlation between patient-and informant-reported efficacy measurement and the PEC scale, conducted by trained clinician raters as previously recommended by the FDA.

IGALMI® is already approved at the 120 mcg dose based on efficacy data that we previously generated in treating a single episode of agitation. Consistent with the data generated to date, the label for IGALMI® currently includes a limitation on use (“LOU”), noting the lack of efficacy or safety data beyond 24 hours following the first dose. During our March 6, 2024 Type C meeting with the FDA, we discussed, among other things, whether evaluating the at-home use of BXCL501 120 mcg, with safety as the primary objective and efficacy measures as exploratory endpoints, if successful, could support the submission of an sNDA seeking expansion of the current label for IGALMI® 120 mcg to allow at-home use and labeling without the current LOU. Based on FDA feedback, we believe that our ability to seek labeling without the current LOU will depend, in part, on the number of agitation episodes we observe during our planned study period. On April 22, 2024, we announced our plans, subject to funding, to advance the SERENITY At-Home trial. On September 5, 2024, we announced the initiation of our SERENITY At-Home trial. The pivotal Phase 3 trial is designed to evaluate the safety of BXCL501 in the at home setting. On November 12, 2024, we announced that the first patient had been randomized in the trial. On March 27, 2025, 24 clinical trial sites had been opened and 127 patients have been enrolled, representing 63% of the total required enrollment in the trial. Topline data results, which are expected in the second half of 2025, are intended to support a supplemental new drug application (“sNDA”) submission to potentially expand the label of IGALMI® (dexmedetomidine) sublingual film.

TRANQUILITY Program: Acute Agitation Associated with Dementia due to Probable Alzheimer’s Disease (AAD)

On June 29, 2023, we announced positive topline results from TRANQUILITY II, a randomized, double-blind, placebo-controlled, parallel group trial that evaluated the safety and efficacy of BXCL501 for the acute treatment of Alzheimer’s-related agitation in adults 65 years and older with mild to moderate dementia in assisted living facilities (“ALFs”) and residential care settings who required minimal assistance with activities of daily living. The trial dosed 149 patients. Randomized patients self-administered 40 mcg or 60 mcg of BXCL501 or placebo for agitation episodes that occurred over a 12-week period. The primary endpoint was the change from pre-dose in Positive and Negative Syndrome Scale-Excitatory Component (“PEC”) total score at 2 hours post-dose for the first treated episode of agitation. The key secondary efficacy endpoints were PEC change from pre-dose at 1 hour post-dose of study treatment for the first treated episode of agitation, and PEC change from pre-dose at 30 minutes post-dose of study treatment for the first treated episode of agitation.

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

Efficacy for this dose was supported by several secondary measures, including the Clinical Global Impressions – Improvement Scale (“CGI-I”) and Agitation-Calmness Evaluation Scale (“ACES”). Most patients (76%) responded to the first 60 mcg dose and were determined to be “Very Much” or “Much Improved” (CGI-I of 1 or 2, respectively) compared to 50% with placebo. The primary endpoint was not met for the 40 mcg dose, with a 5.7 point reduction from baseline in PEC score.

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

On March 3, 2025 we announced that the U.S. Food and Drug Administration (FDA) concluded that the inspection of a single site in its TRANQUILITY II Phase 3 trial was closed under 21 C.F.R.20.64(d)(3) and released the Establishment Inspection Report. The FDA designated “Voluntary Action Indicated” for the site. We believe this further supports the reliability of data from the TRANQUILITY II trial of BXCL501.

In a Type B/Breakthrough Therapy designation meeting with the FDA on October 11, 2023, we reviewed our TRANQUILITY clinical trial program and discussed the data package required to support submission of an sNDA for the potential approval of BXCL501 for the acute treatment of agitation in patients with mild to moderate dementia due to probable Alzheimer’s disease in the ALF and at-home settings. Specifically, we sought feedback from the FDA as to whether our data package consisting of TRANQUILITY I and II, along with the clinical pharmacology and toxicology programs previously discussed with the FDA, would be sufficient to support an sNDA submission for the potential use of BXCL501 to treat agitation in patients with mild to moderate dementia due to probable Alzheimer’s disease in either the at-home or ALF setting, or, if not, what additional data would be required. Based on the FDA’s feedback in this meeting, we understand that the FDA will require additional efficacy data, including repeat efficacy data, and long-term safety data. We therefore requested another meeting with the FDA to further discuss the additional data that would be required to support an sNDA submission.

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

On September 5, 2024, we submitted to the FDA the proposed protocol for our TRANQUILITY In-Care Phase 3 trial designed to evaluate the efficacy and safety of a 60 mcg dose of BXCL501 for agitation associated with Alzheimer’s dementia. On November 12, 2024, we announced that we had received FDA feedback on the proposed protocol.

Adjunctive treatment in Major Depressive Disorder (“MDD”)

We were previously evaluating BXCL501 as an adjunctive treatment for MDD. The initial clinical study in this program was a double-blind, placebo-controlled, multiple ascending dose (“MAD”) trial to evaluate the safety and tolerability of daily doses of BXCL501 in healthy volunteers.

As part of the Reprioritization announced on August 14, 2023, we paused our plan to develop a Phase 2 human proof-of-concept trial design to investigate BXCL501 as a potential adjunctive treatment and its potential accelerant effect in combination with first-line selective serotonin reuptake inhibitors or serotonin-norepinephrine reuptake inhibitors.

Pediatric Study

In June 2021, we initiated a global clinical trial designed to evaluate the safety and efficacy of BXCL501 in the acute treatment of agitation associated with pediatric schizophrenia and bipolar disorders, in part to fulfill pediatric study requirements agreed to with the FDA in connection with the approval of IGALMI®. The trial protocol has been reviewed by the FDA, as well as by the European Medicines Agency, to fulfill potential commitments to study the effects of BXCL501 in pediatric patients ages 13 to 17 with schizophrenia and ages 10 to 17 with bipolar disorders. Enrollment of patients with schizophrenia, schizoaffective disorder, bipolar I, and bipolar II disorder is ongoing in this multisite, double-blind, placebo-controlled parallel group trial. Approximately 63% of the 150 total subjects have been enrolled in the U.S. and 95 of such subjects have completed the clinical trial. In July 2023, we stopped activities in the European region as enrollment and site recruitment was unproductive. Similar to our registration trials in schizophrenia and bipolar disorder (SERENITY I and II), the primary endpoint is the change from baseline PEC total score at two hours. The U.S. portion of this program remains active following the Reprioritization.

In October 2024, we submitted a request to the FDA for an extension and plan to submit an updated trial protocol to complete enrollment requirements for pediatric patients with schizophrenia or schizoaffective disorder. The FDA granted a 3-year extension to complete the pediatric study.

IGALMI® Post-Marketing Requirement Study

On June 25, 2024, we announced positive topline results from our post-marketing requirement study evaluating whether tolerance, tachyphylaxis, or withdrawal occur following repeat dosing of the 180 mcg (highest approved dose) of IGALMI®. This study was a single-arm, open-label study of 28 inpatient adults with frequent episodes of agitation associated with bipolar disorders or schizophrenia who self-administered 180 mcg dose of IGALMI® as needed over seven days. A total of 83 episodes were treated. The study achieved its objective and demonstrated no evidence of tachyphylaxis, tolerance, or withdrawal, and IGALMI® was generally well tolerated during the study.

Additional Neuroscience Opportunities

BXCL501 Pipeline Opportunities for Franchise Expansion

Given the differentiated design of BXCL501 and its selective mechanism of action, we believe BXCL501 has the potential for broad applicability across several indications where agitation is a symptom of a condition or underlying disease.

Government-Supported Investigator-Sponsored Trial Programs

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

Opioid Use Disorder Program

As previously announced, NIDA awarded a grant to Columbia University to fund clinical testing of BXCL501 as a potential treatment for opioid withdrawal in patients diagnosed with OUD. The original 160-patient, three-site, four-arm study is a randomized, double-blind, double-dummy inpatient study comparing BXCL501 (180 mcg and 240 mcg BID), lofexidine (as a positive control), and placebo. The study’s goal is to evaluate the safety and efficacy of BXCL501 relative to lofexidine and placebo in subjects with OUD.  A majority of OUD patients participating in the study are anticipated to be exposed to fentanyl adulterated or associated with xylazine. To date, all three initial sites have recruited, enrolled, and dosed patients diagnosed with OUD who are physically dependent on opioids, including prescription opioids. The Company is supplying BXCL501 for the conduct of this study, which is sponsored by Columbia University. We expect that the results from current study will be used to select a recommended dose of BXCL501 to compare to placebo in a later outpatient Phase 3 study sponsored by NIDA.

On November 6, 2023, we announced that NIDA requested Columbia University, the trial coordinator, to add a fourth site to expedite trial completion. The patient screening and enrollment process for the fourth site commenced in March 2024, a potential mid-study readout anticipated in the first half of 2025. Subject to favorable results and available funding, we plan to seek FDA feedback on potential registrational paths.

Alcohol Use Disorder with Comorbid Post-traumatic Stress Disorder Program

In December 2020, the Veterans Affairs Connecticut Healthcare System and Yale University Medical School were awarded a grant by the U.S. Department of Defense’s Congressionally Directed Medical Research Program with the overall objective to evaluate BXCL501 in patients who suffer from AUD with comorbid PTSD. The Company provided BXCL501 for the inpatient Alcohol Interaction Study, which has been completed. We understand Yale is currently seeking approval from its Institutional Review Board (“IRB”) and allowance from the FDA to proceed with a trial evaluating the effects of up to 80 mcg BID of BXCL501 per day for 28 days on alcohol consumption, PTSD symptoms, cognitive function, memory, sleep, and mood in patients diagnosed with mild, moderate, or severe AUD and who meet Criterion A for comorbid PTSD. The new outpatient study has received funding approval from the Pharmacotherapies for Alcohol and Substance Use Disorders Alliance (funded through a Cooperative Agreement between the U.S. Department of Defense Congressionally Directed Medical Research Program and RTI International). Patient screening and enrollment began in the fourth quarter of 2024. We believe the results from this study may be used to inform a Phase 3 study intended to commence with support by the alliance.

Acute Stress Disorder (ASD) Program

On October 15, 2024, we announced a U.S. Department of Defense grant to the University of North Carolina (“UNC”) to fund a study of BXCL501 for treating ASD. The award provides $2,800 to the UNC Institute for Trauma Recovery from September 15, 2024 through September 14, 2026 to evaluate the potential efficacy of BXCL501 to reduce ASD symptom severity and/or posttraumatic neuropsychiatric symptoms. The double-blind, placebo-controlled trial is expected to enroll 100 patients experiencing ASD resulting from motor vehicle collisions, beginning in the first half of 2025. We intend to supply BXCL501 for the trial.

BXCL502 Development

We identified a second neuropsychiatric drug candidate, BXCL502 − Latrepirdine (Dimebon) − through our AI-based platform. We plan to evaluate BXCL502 initially as a monotherapy and possibly in combination with BXCL501 for the chronic treatment of agitation in patients with dementia and acute stress disorder. The active pharmaceutical ingredient (“API”) underlying BXCL502 affects serotonergic signaling in the brain. Our preclinical data suggests BXCL502 has the potential to treat stress-related neuropsychiatric symptoms in dementia and other stress-related disorders. In previously published third-party clinical trial data, daily administration of the API of BXCL502 demonstrated improvement in behaviors using a well-established, clinically validated symptom scale. Formulation and further clinical development planning for BXCL502 was paused as part of the Reprioritization.

Other Product Candidates Leveraging the AI Platform

Our AI platform is comprised of a series of customized and specific AI applications aimed at identifying, predicting efficacy and testing of late-stage assets with known mechanisms of action and associated pharmacology and safety data. We target neuropsychiatric and neurological rare disorders, where the compounds are either disease-modifying or symptom-mitigating. Compounds are tested in relevant models of disease and rank-ordered based on the potential to enter the clinic and ease of development. Disease areas of interest are stress related such as agitation, or neuropsychiatric symptoms associated with dementia and responsible for increased levels of healthcare burden. For example, our pipeline concepts BXCL503 and BXCL504 putatively have the potential to address apathy and aggression in dementia, respectively. These programs were also paused as part of the Reprioritization.

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

Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. IGALMI® and any of our other product candidates that are approved, if any, will compete with the drugs discussed below, in addition to any other drugs currently in development.

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

Neuroscience Manufacturing

We do not have manufacturing facilities. We currently rely on strategic manufacturing partners, in particular ARx, LLC (“ARx”), and expect to continue to rely on third parties for the manufacture of our product candidates for clinical research and our products for commercialization efforts. ARx has agreed to exclusively manufacture and supply our supply of film formulation of dexmedetomidine to be used for the commercial supply of IGALMI® and for ongoing clinical trials of BXCL501, subject to certain alternative supply provisions.

BXCL501 drug product is manufactured using commercially available components and packaging materials. The equipment employed for manufacturing and analysis is consistent with standard pharmaceutical production.

Neuroscience Commercialization

We plan to retain worldwide commercialization rights for IGALMI® and other approved product candidates, if any, but could consider collaboration opportunities to maximize returns or facilitate commercialization efforts in foreign jurisdictions. For additional information regarding our commercialization efforts for IGALMI®, see above under “IGALMI® Commercial Strategy.”

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

We have multiple patent families filed to protect our Neuroscience program, including BXCL501. As of February 20, 2025, our neuroscience patent portfolio included five Patent Cooperation Treaty (“PCT”) applications not yet in national phase, 13 U.S. utility applications, 16 issued U.S. utility patents, 76 pending non-U.S. utility applications, 24 allowed or granted non-U.S. patents (including four in Japan), one pending U.S. design patent application, and 39 allowed or registered design patents (including two in Japan). Thirteen U.S. utility patents, directed to our proprietary sublingual film formulation of Dex and methods of treating agitation, are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the “Orange Book”) for IGALMI® with expiration dates between 2037 and 2043. In the formulation family, we have granted or allowed patents in China, Europe, Eurasia, Japan, Mexico, and the U.S., and pending applications in the U.S., China, and other major markets. We expect that patents issued in this family will expire no earlier than 2039. We have also filed applications in additional patent families that are relevant to BXCL501. We have one granted European patent and applications pending in the U.S. and Japan directed to methods of treating insomnia using sublingual Dex. We expect that patents issued from these applications, will expire no earlier than 2035. We also have granted patents and pending applications filed in major markets, including the U.S., Europe, Japan, and China, directed to methods of treating agitation. We expect that patents issued from these applications, will expire between 2039 and 2043. We also have four PCT applications directed to treating mania, depression, stress and agitation. If patents are issued from those cases, we expect them to expire in 2043 or 2044.

In August 2024, the Company received a Notice of Allowance from the U.S. Patent and Trademark Office (“USPTO”) for U.S. Patent Application No. 18/600,431 (the “’431 Application”). The ’431 Application claims methods of treating agitation using an oromucosal formulation of dexmedetomidine. The ‘431 Application issued as U.S. Patent No. 12,138,247 (the ‘247 Patent) patent, issued on November 2024, and is expected to expire no earlier than January 12, 2043. The ’247 Patent is listed in the Orange Book for IGALMI®.

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

Immuno-Oncology

On April 19, 2022, we announced the formation of a wholly owned subsidiary, OnkosXcel to develop potentially transformative medicines in oncology. OnkosXcel uses proprietary AI capabilities to drive the capital-efficient development of innovative anti-cancer therapeutics. On March 14, 2023, we announced that OnkosXcel had confidentially submitted a draft registration statement on Form S-1 with the SEC relating to the proposed initial public offering of its common stock following its conversion into a corporation. The Company is continuing to evaluate strategic options for OnkosXcel. With the Company’s Reprioritization announcement on August 14, 2023, further work on the immuno-oncology programs described below has generally been paused, except as noted below.

Our approach to drug discovery leverages the application and methodology of our proprietary AI-based research and development platform, complemented by EvolverAI, utilized in the successful development of IGALMI® with the aim of efficiently identifying and developing immuno-oncology product candidates. We believe that BXCL701 reflects the potential of this discovery approach in immuno-oncology. BXCL701 is an investigational, oral innate immune activator which demonstrated a 25% composite response rate in a Phase 2a clinical trial to treat patients with small cell neuroendocrine carcinoma (“SCNC”) phenotype metastatic castration-resistant prostate cancer (“mCRPC”). On February 12, 2024, the Company announced that the FDA has designated as a Fast Track development program the investigation of BXCL701 in combination with a checkpoint inhibitor for the treatment of patients with metastatic SCNC with progression on chemotherapy and no evidence of microsatellite instability. We have finalized a potential registrational trial design in mCRPC patients with SCNC phenotype, however in light of our Clinical Prioritization, we have not met with the FDA to discuss this, nor plan at the current time to initiate this trial.

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

Our Immuno-Oncology Programs

Below is a summary of the status of our immuno-oncology clinical development programs as of the date of this Annual Report on Form 10-K. We believe our product candidates, if successfully developed and approved, have the potential to become compelling treatment options for their respective indications. With our Reprioritization announced on August 14, 2023, further work on our immuno-oncology program has been paused, other than as noted below.

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

BXCL701 has been evaluated in a Phase 1b/2a clinical proof-of-concept trial that we sponsored to investigate its potential efficacy when used in combination with pembrolizumab. Enrollment in this trial is complete, and the data are described below.

We received initial comments from the FDA on our proposed clinical development plan and received feedback regarding dose-optimization for use in future studies. However, the start of any such additional trial is paused following the Company’s Reprioritization. The Phase 1b portion of our Phase 1b/2 clinical trial was a dose escalation safety lead-in which employed a standard 3 x 3 trial design to determine the recommended Phase 2 dose (“RP2D”). During each 21-day treatment cycle, 200 mg of pembrolizumab were administered intravenously on day one, with BXCL701 taken twice daily on days one through 14, for a minimum of two cycles. The results of this Phase 1b trial, which were presented at The Society for Immunotherapy of Cancer’s 35th Anniversary Annual Meeting, allowed us to identify 0.3 mg, taken twice daily, as the RP2D.

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

Pancreatic Cancer

The American Cancer Society estimated that in 2024, approximately 66,440 cases of pancreatic cancer were expected to be diagnosed in the U.S. We are supporting a Phase 2 investigator-sponsored trial (“IST”) sponsored by Georgetown Lombardi Comprehensive Cancer Center (“Georgetown Lombardi”), designed to evaluate the use of BXCL701 along with pembrolizumab to treat pancreatic cancer. Few therapeutic options are available for patients with this disease, which has a five-year survival rate of less than 10%, among the lowest of all cancers. Pancreatic cancer has among the highest levels of overexpression and amplification of DPPs. Preclinical models demonstrated synergy between DPP inhibition with BXCL701 and anti-PD-1 antibody in the pancreatic cancer tumor microenvironment. Based on these preclinical observations, Georgetown Lombardi has initiated a Phase 2 IST to assess the safety of BXCL701 when administered in combination with pembrolizumab (safety lead-in), as well as to estimate the 18-week progression-free survival rate (primary objective of the efficacy phase) in previously treated metastatic pancreatic ductal adenocarcinoma. This trial started in the third quarter of 2023. On February 6, 2024, we announced the completion of patient enrollment in the safety lead-in portion of the trial. As part of the trial’s safety lead-in, the first six patients have been enrolled and will be observed for a six-week safety window period. The trial is then expected to enroll approximately 39 patients in its efficacy phase in a Simon 2-stage single-arm, open-label design (19 patients in stage 1 and 20 patients in stage 2). Patients will be monitored radiographically and by tumor markers for response assessment. Tumor biopsies and blood samples will also be collected over the course of treatment to better understand the potential mechanism of action for the combination. The human proof of concept portion of the trial started in the first half of 2024. On April 24, 2024, we announced that an abstract entitled “Phase II trial of BXCL701 and pembrolizumab in patients with metastatic pancreatic ductal adenocarcinoma (EXPEL-PANC): Preliminary findings,” was selected for presentation at the poster session at the 2024 American Society of Clinical Oncology (ASCO) Annual Meeting that took place in Chicago, Illinois from May 31 to June 4, 2024. Investigators reported that, as of the applicable cutoff date, one patient was progression-free at 18 weeks, three patients showed substantial reductions in serum CA19-9, a tumor marker that may correlate with increased T-cell infiltration, and one patient showed a best response of partial responses, out of six patients that had been treated with the combination.

Relapsed or Refractory AML

The American Cancer Society estimated that in 2024, approximately 20,800 new cases of AML were expected to be diagnosed in the U.S. We are supporting a Phase 1b IST sponsored by the Dana-Farber Cancer Institute (“Dana-Farber”) designed to evaluate the use of BXCL701, along with the current standard of care to treat relapsed or refractory AML. We believe that pyroptosis triggered by BXCL701 may provide potent single agent cytotoxicity directed towards AML. We also believe that DPP9 copy number may provide an actionable biomarker, as high copy number has been observed to correlate with BXCL701 toxicity in human AML cell lines. DPP8/9 inhibition has been shown to be cytotoxic to THP-1 cells, monocytic cancer cells cultured from a patient with AML, but not other cell lines, suggesting a specific vulnerability of AML to these inhibitors which we believe can be exploited for therapeutic benefit. Based on these preclinical observations, Dana-Farber has initiated a Phase 1b trial to assess the safety of BXCL701 and to determine the maximum tolerated dose or the RP2D of BXCL701 as a single agent. This trial started in the first quarter of 2023. Subject to successful completion of this Phase 1b trial, we anticipate that Dana-Farber will conduct further studies to determine BXCL701's objective response rate in AML in combination with the standard of care.

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

Immuno-Oncology Manufacturing

We rely on third party contract manufacturing organizations to support development and manufacture of product candidates for our clinical trials, and, if any of our current or future product candidates receives marketing approval, we expect to rely on such manufacturers to meet commercial demand. We expect this strategy will enable us to maintain a more efficient infrastructure, avoiding dependence on our own manufacturing facility and equipment, while simultaneously enabling us to focus our expertise on the clinical development and future commercialization of our products. Drug substance is produced by Aptuit (Oxford) Ltd, an Evotec Company, and drug product by Pharma Services (Patheon) by Thermo Fisher Scientific. We expect to enter into commercial supply agreements with these manufacturers prior to any potential approval of BXCL701.

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

As of February 20, 2025, we have multiple patent families filed to protect our immuno-oncology program, including our core patent family directed to methods of using BXCL701 with immune checkpoint inhibitors, which is granted in the U.S., Japan, Australia, Canada, Russia, China, India, Taiwan, South Africa, Mexico, New Zealand, Europe and United Arab Emirates. Additional applications in this family are pending in major markets. Patents issued from this family are expected to expire no earlier than 2036. We have an additional patent issued in the U.S. directed to a method of selecting patients based on a biomarker and methods of treating certain cancers, with an expected expiration date no earlier than 2039. A corresponding European Patent case directed to selecting patients is issued and is expected to expire no earlier than 2039.

Additional applications are directed to administering BXCL701 in combination with various other molecules, biomarkers, and dosing regimens. We also have three PCT applications directed to novel formulations of BXCL701, various dosing regimens, methods of use, combination therapies, and to methods of treating small cell lung cancer. We expect that any patents issuing from the PCT and provisional applications will expire no earlier than 2043 to 2044.

We expect to file additional patent applications in support of current and new immuno-oncology clinical candidates as well as new platform and core technologies. For additional information regarding intellectual property regulations and risks, see above under “—Neuroscience—Neuroscience Intellectual Property” and Part I, Item 1A, “Risk Factors - Risks Related to Our Intellectual Property.”

Our Relationship with BioXcel LLC

As of March 21, 2025, BioXcel LLC holds an ownership interest of approximately 8.8% in the Company and our pipeline compounds were identified by applying our growing internal AI capabilities, along with BioXcel LLC’s EvolverAI, a proprietary pharmaceutical discovery and development engine, for drug re-innovation.

We entered into the Amended and Restated Asset Contribution Agreement (the “Contribution Agreement”), pursuant to which BioXcel LLC, agreed to contribute BioXcel LLC’s rights, title and interest in BXCL501, BXCL701, BXCL502 and BXCL702, and all of the assets and liabilities associated in consideration for (i) 592,500 shares of our common stock, (ii) $1 million upon completion of an initial public offering, (iii) $500,000 upon the later of the 12-month anniversary of an initial public offering and the first dosing of a patient in the bridging bioavailability/bioequivalence study for the BXCL501 program, (iv) $500,000 upon the later of the 12 month anniversary of an initial public offering and the first dosing of a patient in the Phase 2 proof of concept open-label monotherapy or combination trial with Keytruda for the BXCL701 program and (v) a one-time payment of $5 million within 60 days after the achievement of $50 million in cumulative net sales of any product or combination of products resulting from the development and commercialization of any one of the contributed product candidates or a product derived therefrom. As of December 31, 2024, all of the foregoing have been paid except for (v).

We entered into a Separation and Shared Services Agreement with BioXcel LLC that took effect on June 30, 2017, as amended and restated thereafter (the “Services Agreement”), pursuant to which services provided by BioXcel LLC through its subsidiaries in India and the U.S. will continue indefinitely, as agreed upon by the parties. These services include certain intellectual property prosecution and management and research and development activities. The Company had an option, exercisable until December 31, 2024, to enter into a collaborative services agreement with BioXcel LLC pursuant to which BioXcel LLC shall perform product identification and related services for us utilizing EvolverAI, its proprietary pharmaceutical discovery and development engine. To maintain the ability to exercise the foregoing option, pursuant to an amendment to the Services Agreement effective as of April 19, 2022, the Company agreed to pay BioXcel LLC $18,000 per month from March 13, 2023 to December 31, 2024. This option was not exercised. However, BioXcel LLC continues to perform certain administrative services under the terms of the expired contract.

The parties were obligated to negotiate the collaborative services agreement in good faith and to incorporate reasonable market-based terms, including consideration for BioXcel LLC reflecting a low, single-digit royalty on net sales and reasonable development and commercialization milestone payments, provided that (i) development milestone payments did not exceed $10 million in the aggregate and were not to be payable prior to proof of concept in humans and (ii) commercialization milestone payments were to be based on reaching annual net sales levels, were to be limited to 3% of the applicable net sales level, and were not exceed $30 million in the aggregate. However, subsequent to December 31, 2024 no development activity has been carried out by BioXcel LLC and none is contemplated.

Service charges recorded under the Services Agreement were $1.3 million for each of the years ended December 31, 2024 and 2023.

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

Healthcare Reform

We participate in the Medicaid Drug Rebate Program and other federal and state government pricing programs in the U.S., and we may participate in additional government pricing programs in the future. The U.S. government and other governments have shown significant interest in pursuing health care reform, which has resulted in changes to these programs and impacts IGALMI® and our product candidates that may be approved. For example, in March 2010, the Patient Protection and Affordable Care Act (“ACA”) was enacted and substantially changed the way health care is financed in the U.S. by both government and private insurers. Among other cost containment measures, the ACA established:

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

Since its enactment, there have been judicial, executive and congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form. In addition, we expect that federal, state, and local governments in the U.S. will continue to consider legislation to limit the growth of health care costs, including the cost of prescription drugs. Future legislation could limit payments for pharmaceuticals such as IGALMI® and the product candidates that we are developing.

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

Future legislation could limit payments for pharmaceuticals such as IGALMI® and the product candidates that we are developing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressures. The implementation of cost-containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products.

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

Human Capital

Our Employees

In August 2023, our Board of Directors approved the Reprioritization. Following a comprehensive review of the business, we determined to focus on high-potential agitation-market opportunities using our innovative, AI-based clinical drug development platforms. Our goal was to reduce more than 50% of our cash burn, as compared to our cash burn levels during the second quarter of 2023, to approximately $80 million on a go-forward annualized basis. As part of the Reprioritization, our Board of Directors approved a reduction of approximately 60% of our workforce, from approximately 190 to 80 employees. These actions also included a shift in commercial strategy for IGALMI® in the institutional setting, a reduction of in-hospital commercialization expenses, a suspension of programs no longer deemed core to our business, and a shift in focus to develop BXCL501 for use in the at-home setting in the treatment of agitation in schizophrenia, bipolar disorders, and in patients with mild to moderate dementia due to probable Alzheimer’s disease.

In May, 2024 the Company took additional actions as part of its continued efforts to preserve cash and prioritize investment in its core clinical programs. As part of these actions, the Company initiated a further reduction of approximately 15% of the Company’s then current workforce. The Company recorded total restructuring costs of $0.9 million for the three months ended June 30, 2024. These costs consisted of severance and benefit costs, all of which were paid during the three month period ended June 30, 2024.

In September, 2024, the Company approved a plan for an additional reduction its workforce by 15 employees, or approximately 28% of the Company’s headcount (the “Clinical Prioritization”), in order to extend its cash runway and prioritize investment on the clinical development of its lead neuroscience asset, BXCL501. The Company recorded total restructuring costs of $1.6 million for the three months ended September 30, 2024. These costs also consisted of severance and benefit costs. The Company completed the Clinical Prioritization in October 2024, and commenced payments which are expected to be completed in the first quarter of 2025.

We recorded restructuring costs of $2.4 million and $4.2 million in the years ended December 31, 2024 and 2023, respectively, including severance and benefit costs of $4.1 million and contract termination costs of $0.1 million, substantially all of which were paid in 2023. As of December 31, 2024 and 2023, respectively, we had 37 and 74 full-time employees.

Our Culture

We believe that the success of our human capital management investments is evidenced by our low employee turnover, despite the difficult restructuring actions recently taken, and is regularly reviewed by our Board of Directors as part of their oversight of our human capital strategy.

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

We expect our financial condition and operating results to continue to fluctuate from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. We are focused primarily on research and development while continuing to support IGALMI® commercial activities. We may encounter unforeseen expenses, difficulties, complications and delays, and may not be successful in such a transition.

We have incurred significant operating losses since inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future and may never achieve or maintain profitability.

Since our inception, we have incurred significant operating losses. Our net loss was $59.6 million and $179.1 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had a stockholders’ deficit of approximately $93.1 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We have only one product candidate approved for marketing in the U.S., none in any other jurisdiction, and may never receive approval beyond the one product approved to date. It could be several years, if ever, before we have a commercialized product that generates significant revenues through sales of IGALMI® or our product candidates, if approved. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses may increase in the long term as we:

●	evaluate the development of our product candidates;
●	conduct preclinical studies and clinical trials for our current product candidates and any future product candidates that we may pursue;
●	continue to develop, maintain, expand and protect our intellectual property portfolio;
●	pursue regulatory approvals for our current and future product candidates that successfully complete clinical trials;
●	develop an appropriate sales, marketing, and distribution infrastructure to commercialize IGALMI® and any other product candidates for which we may obtain marketing approval;
●	potentially hire additional clinical, commercial, regulatory, scientific and finance personnel; and
●	incur additional legal, accounting and other expenses in operating as a public company.

To become and remain profitable, we must develop and commercialize more products or product candidates with significant market potential. This will require us to be successful in a range of challenging activities, including completing clinical trials of our product candidates, developing commercial scale manufacturing processes, obtaining marketing approval, manufacturing, marketing, and selling IGALMI® and any current and future product candidates for which we may obtain marketing approval, and satisfying any post-marketing requirements. We may never succeed in any or all of these activities and, even if we do, we may never generate sufficient revenue to achieve profitability.

Although we have obtained U.S. FDA approval for IGALMI®, because of the numerous risks and uncertainties associated with product development, we are unable to accurately predict the timing or amount of expenses or when, or if, we will obtain marketing approval to commercialize any additional product candidates. If we are required by the FDA, or other regulatory authorities such as the European Medicines Agency (“EMA”) to perform studies and trials in addition to those currently expected, or if there are any delays in the development, or in the completion of any planned or future preclinical studies or clinical trials of our current or future product candidates, our expenses could increase and profitability could be further delayed. For example, developments with respect to our TRANQUILITY program evaluating BXCL501 in patients with dementia due to probable Alzheimer’s disease may increase the likelihood that we experience such costs or delays, as discussed in the risk factor below entitled: “Developments relating to our TRANQUILITY II Phase 3 trial may impact the timing of our development plans for, and prospects for seeking or obtaining regulatory approval of, BXCL501 for the acute treatment of agitation (non-daily) associated with dementia in patients with probable Alzheimer’s disease.”

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

In August 2023, we announced a broad-based strategic reprioritization (the “Reprioritization”) and have taken further restructuring actions since then. As part of these efforts, we have taken actions to reduce certain operational and workforce expenses that are no longer deemed core to our ongoing operations in order to extend our cash runway and drive innovation and growth in high potential clinical development and value creating opportunities. These actions include a shift in commercial strategy for IGALMI® in the institutional setting, a reduction of in-hospital commercialization expenses, a suspension of programs no longer determined to be core to ongoing operations, and a prioritization on at-home treatment setting opportunities for BXCL501. As part of this strategy, we reduced our workforce in 2023 by approximately 60%.

In May and September 2024, we initiated further workforce reductions, and we may undertake further similar cost-saving initiatives, which may include additional restructuring or workforce reductions. These types of cost-reduction activities can be complex and result in unintended consequences and costs, including decreased employee morale, loss of institutional knowledge and expertise and adversely impact our business. We completed these additional restructuring actions to further reduce the workforce by 50%, ending the year ended December 31, 2024 with 37 full-time employees.

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

In addition, we may not realize the benefits of or there may be unanticipated costs associated with our Reprioritization. As a result of the Reprioritization, including our strategic refocus, we may not generate material revenues from IGALMI® in the near term because our commercial force will be significantly reduced. If we are unable to commercialize IGALMI® in a different setting or unable to develop, receive marketing approval for and successfully commercialize BXCL501, BXCL701 and any of our other product candidates on our own or with any future collaborator, or experience delays because of any of these factors or otherwise, our business could be materially and substantially harmed.

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

We have been and may continue to be required to expend significant funds to continue to commercialize IGALMI® in the U.S. and advance the development of BXCL501, BXCL701, BXCL502 and our other product candidates. In addition, while we may seek one or more collaborators for future development of our current product candidates or any future product candidates that we may develop for one or more indications, we may not be able to enter into a collaboration for any of our product candidates for such indications on suitable terms, on a timely basis or at all. In any event, our existing cash will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of our product candidates or our other preclinical programs. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. We may also seek third-party investments in or other strategic options for our subsidiary, OnkosXcel. Further financing may not be available to us on acceptable terms, or at all. In addition, we are reliant on the financial institutions with which we hold our cash and cash equivalents. If such institutions were to close, we may not be able to recover all of our cash or cash equivalents held at such institutions. Moreover, market volatility, credit crises, adverse macroeconomic conditions, such as high interest or inflation rates, or other factors, as well as Company-specific factors such as the progress of our development pipeline, adverse clinical events or results, regulatory investigations, or ongoing or potential legal proceedings, could also adversely impact our ability to access capital as and when needed. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

Management believes that the Company’s cash and cash equivalents of $29.8 million as of December 31, 2024, together with approximately $14.0 million gross proceeds received from the registered direct offering in March 2025, will allow the Company to fund its operations and meet its liquidity requirements into the third quarter of 2025. However, there can be no assurance that we will be able to extend our cash runway by meeting the conditions for additional funding under the terms of our Credit Agreement (defined below) or otherwise. In addition, the failure to raise additional financing in accordance with the minimum capital raising requirements of our Credit Agreement would trigger an event of default thereunder. The Fifth Amendment to our Credit Agreement included a new capital raising covenant requiring that the Company receive (A) after the effective date of the Fifth Amendment and on or prior to November 27, 2024, at least $7.0 million in gross cash proceeds from the issuance of the Company’s common stock, warrants and/or pre- funded warrants (“Raise 1”), (B) after the effective date of the Fifth Amendment and on or before March 15, 2025 (provided that the Company was required to use its commercially reasonable efforts to satisfy the requirement by February 15, 2025), at least $18.0 million in net cash proceeds (including the proceeds of Raise 1) from (i) the issuance of the Company’s common stock, warrants and/or pre-funded warrants, (ii) non-refundable cash consideration from partnering transactions entered into after the effective date of the Fifth Amendment (so long as such partnering transactions would not require the Company or any of its subsidiaries to make any cash investments in connection with the partnering transactions and no such cash investments are made), (iii) the issuance of the Company’s subordinated debt (subject to terms set forth in the Fifth Amendment), and/or (iv) asset sales permitted pursuant to the Credit Agreement or consented to by the Lenders (such capital raise, “Raise 2”), and (C) after the effective date of the Fifth Amendment and on or prior to the earlier of (x) August 15, 2025 and (y) the date that is 30 days after the final data readout of the SERENITY At-Home Phase 3 trial, at least $29.0 million in net cash proceeds (“Raise 3”) (including the proceeds from Raise 1 and Raise 2) from the same permitted capital raising activities listed in the preceding clause (B).The Company has met the requirements of Raise 1 and Raise 2, but has not met the requirements of Raise 3.

In connection with the Fifth Amendment and the required capital raises described in the preceding paragraph, the Lenders agreed to modify the Credit Agreement’s minimum liquidity covenant to require minimum cash liquidity of $7.5 million (instead of $25.0 million) from and after the closing of Raise 1 until March 30, 2025. On March 31, 2025, the minimum liquidity amount will increase to $10.0 million, and on September 30, 2025, the minimum liquidity amount will further increase to $15.0 million.

Furthermore, our estimate as to how long we expect our existing cash to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

●	the scope, progress, timing, costs, and results of clinical trials of our product candidates, including any delays that have occurred or may occur due to the recent developments with the TRANQUILITY program;
●	our ability to enter into and the terms and timing of any collaborations, licensing agreements or other arrangements;
●	the costs, timing and outcome of seeking regulatory approvals;
●	the costs of commercialization activities for IGALMI® and for any of our product candidates that receive marketing approval, to the extent such costs are not the responsibility of any future collaborators, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;
●	revenue received from commercial sales of IGALMI® and our current and future product candidates;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims;

●	the number of future product candidates that we pursue and their development requirements;
●	changes in regulatory policies or laws that may affect our operations;
●	changes in physician acceptance or medical society recommendations that may affect commercial efforts;
●	the costs of acquiring potential new product candidates or technology;
●	the costs of operating as a public company;
●	the extent to which our operations continue;
●	the costs of legal proceedings and investigations; and
●	costs associated with any adverse market conditions or other macroeconomic factors.

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

As of December 31, 2024, we had aggregate principal indebtedness of $106.7 million outstanding under our Credit Agreement and Guaranty (as amended, the “Credit Agreement”) by and among the Company, as the borrower, certain subsidiaries of the Company from time to time party thereto as subsidiary guarantors, the lenders party thereto (the “Lenders”), and Oaktree Fund Administration LLC (“OFA”) as administrative agent.

Restrictive covenants in the Credit Agreement place limits on our ability to conduct our business. The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions, subject to certain exceptions, including specific exceptions with respect to product commercialization and development activities. In addition, certain events, including receipt of a warning letter from the FDA, may constitute an event of default. We must also comply with certain covenants under the Credit Agreement, including a financial covenant that requires we maintain certain minimum cash liquidity amounts. In addition, certain events, including certain regulatory events and any “going concern” or similar qualification in a report of the Company’s independent registered public accountants relating to the Company’s annual financial statements (except for the years ended December 31, 2024 and 2023, respectively), constitute an event of default under the Credit Agreement. The report of our independent registered public accounting firm included in this Annual Report on Form 10-K contains a “going concern” explanatory paragraph. The Credit Agreement also includes other covenants relating to certain change of control events can also trigger an event of default under the Credit Agreement, including control by any entity or group of entities, other than BioXcel LLC and its affiliates, that acquires 35% or more of our voting capital stock.

Our ability to make scheduled payments or payments to maintain compliance with covenants or to restructure or refinance these and other outstanding debt obligations depends on our financial and operating performance, including growth in revenue from IGALMI® and BXCL501, which will be affected by prevailing economic, industry and competitive conditions and by financial, business and other factors beyond our control. A failure to pay our debt, fixed costs and other obligations or a breach of our contractual obligations or other event of default could result in a variety of adverse consequences, including the acceleration of our obligations or the exercise of remedies by our creditors and lessors. In such a situation, it is unlikely that we would be able to cure our breach, fulfill our obligations, make required payments or otherwise cover our fixed costs, which would have a material adverse effect on our business, results of operations and financial condition.

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

As of December 31, 2024, we had $29.8 million in cash and cash equivalents. Based on our existing cash, cash equivalents and lack of current availability under our funding facilities, we do not believe we have sufficient cash on hand to support current operations and service our debt obligations for at least one year from the date of issuance of the audited consolidated financial statements appearing in this Annual Report on Form 10-K. This condition raises substantial doubt about our ability to continue as a going concern for at least one year from the date that our financial statements for the year ended December 31, 2024 are issued. In order to mitigate the current and potential future liquidity issues, we have undertaken the Reprioritization and other restructuring actions, and may, among other things, seek to raise capital through the issuance of common stock, or by restructuring, refinancing, and/or amending the terms of the Credit Agreement (including with respect to regulatory related events of default that do not contain a cure period) or pursue other strategic alternatives. However, such transactions may not be successful and we may not be able to raise additional equity and/or financing necessary to meet our obligations. Moreover, our Credit Agreement contains covenants that we may be unable to comply with and which could result in the acceleration of our debt service obligations, further reducing our capital resources and ability to fund our operations. As such, there can be no assurance that we will be able to continue as a going concern and we may be forced to delay, reduce or discontinue our product development programs or commercialization efforts in order to preserve cash. For additional cost-saving and other strategic initiatives we may be compelled to pursue, see the risk factor entitled, “We will need substantial additional funding, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts or otherwise seek strategic alternatives.”

We could be delisted from The Nasdaq Capital Market, which could seriously harm the liquidity of our stock and our ability to raise capital or complete a strategic transaction.

As previously reported, on September 20, 2024, we received a letter from Nasdaq Staff notifying us that for the 30 consecutive business days prior to the date of the letter, the Company’s market value of listed securities closed below the minimum $35 million requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company was granted a period of 180 calendar days, or until March 19, 2025, to regain compliance.

As anticipated, on March 20, 2025, the Company received another letter from the Staff stating that, as a result of the Company’s continued non-compliance with the MVLS Requirement, its securities would be delisted from Nasdaq unless the Company appeals the Staff’s delisting determination by requesting a hearing before the Nasdaq Panel. The Company made timely request for a hearing before the Panel to appeal the Staff’s determination. The Company’s common stock will remain listed and eligible for trading on Nasdaq at least pending the ultimate conclusion of the hearing process; however, there can be no assurance that the Company will ultimately regain compliance and remain listed on Nasdaq.

If our common stock is delisted by Nasdaq, the price of our common stock may decline and our common stock may be eligible to be quoted on the OTC Bulletin Board, another over-the-counter quotation system, or on the pink sheets, which would negatively affect the liquidity of our common stock and an investor may find it more difficult to dispose of their common stock or obtain accurate quotations as to the market value of our common stock. Any such delisting action may materially adversely affect our ability to raise capital or pursue strategic transactions on acceptable terms, or at all.

In addition, if our common stock is delisted from the Nasdaq Capital Market and the trading price remains below $5.00 per share, trading in our common stock might also become subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trade involving a stock defined as a “penny stock” (generally, any equity security not listed on a national securities exchange that has a market price of less than $5.00 per share, subject to certain exceptions).

We continue to actively monitor our performance with respect to the listing standards and will consider available options to resolve any deficiency and maintain compliance with the Nasdaq rules. There can be no assurance that we will be able to maintain compliance or, if we fall out of compliance, regain compliance with any deficiency, or if we implement an option that regains our compliance, maintain compliance thereafter.

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

Following our discovery of principal investigator misconduct at one of the clinical sites in our TRANQUILITY II Phase 3 clinical trial, we initiated an investigation into the issues associated with the trial. This principal investigator had previously been subject to a December 2022 FDA inspection of her clinical site in connection with the TRANQUILITY II clinical trial. At the conclusion of this inspection, the FDA issued an FDA Form-483 identifying three inspectional observations. These observations related to the principal investigator’s failure to adhere to the informed consent form approved by the Institutional Review Board for a limited number of subjects whose records the FDA reviewed, maintain adequate case histories for certain patients whose records the FDA reviewed, and adhere to the investigational plan in certain instances. For example, the FDA cited the principal investigator’s delay in informing the sponsor’s medical monitor or pharmacovigilance safety vendor of an SAE, for one of the subjects, which report was made to our vendor outside of the 24 hour time period prescribed by the clinical trial protocol. The principal investigator for this clinical site responded to the FDA observations within the time period requested. The FDA concluded that the inspection of a single site in its TRANQUILITY II Phase 3 trial is closed under 21 C.F.R.20.64(d)(3) and released the Establishment Inspection Report. The FDA has designated “Voluntary Action Indicated” for the site.

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

The primary efficacy endpoint in TRANQUILITY II was the change in PEC score, which is a measurement of agitation severity captured by trained raters during an agitation episode. While change in PEC score has been used to support the approval of IGALMI® for the acute treatment of agitation associated with schizophrenia or bipolar I or II disorder in adults, it has not been used as a primary endpoint to support the approval of a drug candidate for the treatment of agitation associated with Alzheimer’s Disease. Prior to initiating our TRANQUILITY II trial, we believe we reached alignment with FDA regarding the use of PEC scores as a primary endpoint to assess individual agitation episodes in dementia patients. In the normal course, we have been in communication with the FDA regarding the data and information needed to further support the consistency of the measurement of PEC ratings, and we believe that we have generated sufficient data to demonstrate such consistency. Following submission of certain data on PEC score from a separate study of raters assessing video vignettes, the FDA expressed certain concerns with respect to the reliability of PEC scores in that study. The FDA has requested that we provide additional information to support the consistency of the measurement of PEC ratings to assess the treatment of agitation associated with Alzheimer’s Disease. While we believe that we have generated sufficient data to demonstrate such consistency, and we plan to submit these data and analyses to the FDA, if the FDA disagrees, it may require that we provide more information to demonstrate reliability in the measurement of PEC scores and/or may require that we generate additional data to support the reliability of PEC score measurements in our TRANQUILITY II trial. There can be no assurances that any information or and data we provide to FDA will sufficiently demonstrate the consistency and reliability of the PEC-score data from our TRANQUILITY II trial, or that our PEC-score data will not represent a potential review issue in connection with any application we may submit to FDA.

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

We have limited clinical data supporting potential safety or efficacy of BXCL501 for use in the at-home setting in the acute treatment of agitation in patients with dementia due to probable Alzheimer’s disease.

In August 2023, we announced our intention to pursue the Reprioritization, including among other things, a shift in focus to primarily develop BXCL501 for use in expanded settings, including the at-home setting and care facilities, for the acute treatment of agitation in patients with dementia due to probable Alzheimer’s disease and the acute treatment of agitation in schizophrenia and bipolar patients in the at-home setting. Although we have conducted several clinical trials that evaluated BXCL501 in the institutional setting, and we are conducting the SERENITY At-Home Phase 3 trial evaluating the safety of BXCL501 for the acute treatment of agitation associated with bipolar disorders or schizophrenia in the at-home setting, but we have not conducted a clinical trial evaluating the at-home use of BXCL501 in the acute treatment of agitation in patients with dementia due to probable Alzheimer’s disease.

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

With respect to our SERENITY program, we also held a Type C Meeting with the FDA on March 6, 2024 to obtain further feedback on our proposed changes to the design of SERENITY III Part 2, including with respect to the trial endpoints, and to discuss the content and format of a potential sNDA submission to expand the label of IGALMI® 120 micrograms to the acute treatment of agitation associated with schizophrenia and bipolar disorders in the outpatient setting. IGALMI® is already approved at the 120 mcg dose based on efficacy data that we previously generated in treating a single episode of agitation. Consistent with the data generated to date, the label for IGALMI® currently includes a limitation on use (“LOU”), noting the lack of efficacy or safety data beyond 24 hours following the first dose. During our March 6, 2024 Type C meeting with the FDA, we discussed, among other things, whether evaluating the at-home use of BXCL501 120 mcg, with safety as the primary objective and efficacy measures as exploratory endpoints, if successful, could support the submission of an sNDA seeking expansion of the current label for IGALMI® 120 mcg to allow at-home use and labeling without the current LOU. Based on current FDA feedback, we have amended the Part 2 of the SERENITY III protocol to evaluate the safety and efficacy of the 120 mg dose in the at-home setting, and now refer to this revised trial as the SERENITY At-Home trial. We believe that our ability to seek labeling without the current LOU will depend, in part, on the number of agitation episodes we observe during our planned study period. Even if our planned SERENITY At-home trial is successful in demonstrating safety in the at-home setting, and even if the IGALMI® 120 mcg label is expanded to allow outpatient use, there is no guarantee that we will observe and/or treat a sufficient number of agitation episodes during the study period to support removal of the current LOU.

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

In the near term, we are dependent on the success of IGALMI®, and the development of four of our product candidates, BXCL501, BXCL502, BXCL701 and BXCL702. If we are unable to complete the clinical development of or obtain marketing approval for our product candidates or successfully commercialize IGALMI® and our other product candidates, either alone or with a collaborator, or if we experience significant delays in doing so, our business could be substantially harmed.

We currently have only one product that has received regulatory approval and may never be able to develop additional marketable product candidates. We are continuing to invest a significant portion of our efforts and financial resources in the commercialization of IGALMI® and development of our four product candidates, BXCL501, BXCL502, BXCL701 and BXCL702, as well as other product candidates. In connection with the Reprioritization, we have significantly reduced the resources devoted to commercialization of IGALMI® and it is possible that will have adverse consequences on the revenue that we are able to generate from IGALMI® in the near term. As part of the Company’s Reprioritization, the IGALMI® commercial team shifted focus to a hospital/Integrated Delivery Network (“IDN”) contracting strategy with a Corporate Account Director (CAD) team. The goal of the realigned CAD team is to work with large IDNs and drive sales utilizing a top-down approach. Over time, the revised commercial effort is expected to allow the Company to continue to make inroads into the institutional market in a more cost-efficient manner. However, we have limited experience in drug development and commercialization, and our prospects are substantially dependent on our ability, or that of any future collaborator, to develop, obtain marketing approval for and successfully commercialize product candidates in one or more additional disease indications.

The success of IGALMI®, and of BXCL501, BXCL701, BXCL502 and our other product candidates will depend on several factors, including the following:

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

Many of these factors are beyond our control, including the results of clinical trials, the time required for the FDA, or any comparable foreign regulatory authorities, to review any regulatory submissions we may make, potential threats to our intellectual property rights and the manufacturing, marketing and sales efforts of any future collaborator. If we are unable to commercialize IGALMI® or develop, receive marketing approval for and successfully commercialize BXCL501, BXCL701 and our other product candidates, on our own or with any future collaborator, or experience delays because of any of these factors or otherwise, our business could be substantially harmed.

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

We have only submitted one NDA to the FDA and have not submitted any similar marketing applications to comparable foreign authorities, for any product candidate, and we cannot be certain that our product candidates currently in development, or any than may be developed in the future, will be successful in clinical trials or receive regulatory approval. Further, our product candidates currently in development, or any that may be developed in the future, may not receive regulatory approval even if we believe they are successful in clinical trials. If we do not receive regulatory approvals for additional product candidates, we may not be able to continue our operations. For any regulatory approvals to market one or more of our product candidates, our revenues will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets for patients that we are targeting for IGALMI® or our other product candidates are not as significant as we estimate, we may not generate significant revenues from sales of IGALMI® or such other product candidates, if approved.

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

We depend on enrollment and evaluation of patients in our clinical trials to continue development of our product candidates. If we are unable to enroll patients in our clinical trials, our research and development efforts could be adversely affected.

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll and evaluate a sufficient number of patients who remain in the study until its conclusion. We may experience difficulties in patient enrollment or evaluation in our clinical trials for a variety of reasons. Patient enrollment and evaluation is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, the size of the patient population required for analysis of the trial’s primary endpoints, our ability to recruit clinical trial investigators with the appropriate competencies and experience, our ability to obtain and maintain patient consents, the risk that patients enrolled in clinical trials will drop out of the trials before evaluation or completion, the frequency of acute agitation symptoms in enrolled patients, the opportunity for evaluation of patients enrolled in our trials, and competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. Many pharmaceutical companies are conducting clinical trials in patients with the disease indications that our product candidates are designed to target. As a result, we must compete with them for clinical sites, physicians and the limited number of patients who fulfill the stringent requirements for participation in clinical trials. Also, due to the confidential nature of clinical trials, we do not know how many of the eligible patients may be enrolled in competing studies and who are consequently not available to us for our clinical trials. Our clinical trials may be delayed or terminated due to the inability to enroll enough patients. The delay or inability to meet planned patient enrollment may result in increased costs and delay or termination of our trials, which could have a harmful effect on our ability to develop products.

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

Additionally, if we or others later identify undesirable side effects caused by IGALMI® or any other product candidate that receives marketing approval, a number of potentially significant negative consequences could result, including:

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

We are leveraging our own AI platform and BioXcel LLC’s EvolverAI, a proprietary pharmaceutical discovery and development engine, to create a pipeline of neuroscience and immuno-oncology product candidates for patients whose diseases have not been adequately addressed to date by other approaches and to design and conduct efficient clinical trials with a higher likelihood of success. While we believe that applying our AI platform and BioXcel LLC’s EvolverAI to create medicines for defined patient populations may potentially enable drug research and clinical development that is more efficient than conventional drug research and development, our approach is novel. Although we obtained FDA approval for IGALMI®, because our approach is novel, the cost and time needed to develop our product candidates is difficult to predict, and our efforts may not result in the discovery and development of commercially viable medicines. We may also be incorrect about the effects of our product and product candidates on the diseases of our defined patient populations, which may limit the utility of our approach or the perception of the utility of our approach. Furthermore, our estimates of our defined patient populations available for study and treatment may be lower than expected, which could adversely affect our ability to conduct clinical trials and may also adversely affect the size of any market for medicines we may successfully commercialize. Our approach may not result in time savings, higher success rates or reduced costs as we expect it to, and if not, we may not attract collaborators or develop new drugs as quickly or cost effectively as expected and therefore we may not be able to commercialize our approach as originally expected.

Artificial intelligence presents risks and challenges that can impact our business including by posing security risks to our confidential information, proprietary information, and personal data.

Issues in the development and use of artificial intelligence, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations. As with many technological innovations, artificial intelligence presents risks and challenges that could impact our business. We may adopt and integrate generative artificial intelligence tools into our systems for specific use cases reviewed by legal and information security. Our vendors may incorporate generative artificial intelligence tools into their offerings without disclosing this use to us, and the providers of these generative artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience. If we, our vendors, or our third-party partners experience an actual or perceived breach or privacy or security incident because of the use of generative artificial intelligence, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and adversely impact our business.

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

Although the FDA has approved IGALMI® for the acute treatment of agitation associated with schizophrenia or bipolar I or II disorder, we will still face extensive and ongoing regulatory requirements and obligations for IGALMI® and for any product candidates for which we obtain approval.

Any regulatory approvals that we may receive for IGALMI® or any of our product candidates will require the submission of reports to regulatory authorities and surveillance to monitor the safety and efficacy of the product, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements. For example, the FDA-approved label for IGALMI® includes certain warnings and precautions regarding hypotension, orthostatic hypotension, bradycardia, somnolence, and QT interval prolongation. The FDA may also require a REMS to approve a product candidate, which could entail requirements for a medication guide, physician training and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools.

In addition, the manufacturing processes, labeling, packaging, distribution, AE reporting, storage, advertising, promotion, import, export and recordkeeping for IGALMI® are and will remain subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, and on-going compliance with cGMPs, and GCPs for any clinical trials that we conduct post-

approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities for compliance with cGMP regulations and standards. If we or a regulatory authority discover previously unknown problems with a product, such as AEs of unanticipated severity or frequency, or problems with the facilities where the product is manufactured, a regulatory authority may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing.

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

The FDA and other regulatory authorities strictly regulate marketing, labeling, advertising and promotion of prescription drugs. These regulations include standards and restrictions for direct-to-consumer advertising, industry-sponsored scientific and educational activities, promotional activities involving the internet and off-label promotion. Any regulatory approval that the FDA or any other regulatory authority may grant is limited to those specific diseases and indications for which a product is deemed to be safe and effective. For example, the FDA-approved label for IGALMI® is currently limited to the acute treatment of agitation associated with schizophrenia or bipolar I or II disorder in adults to be self-administrated by patients under the supervision of a health care provider.

While physicians in the U.S. may choose, and are generally permitted, to prescribe drugs for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical trials and approved by the regulatory authorities, our ability to promote the products is narrowly limited to those indications that are specifically approved by the FDA. These “off-label” uses are common across medical specialties and may constitute an appropriate treatment for some patients in varied circumstances. For example, other formulations of Dex, the active ingredient in IGALMI®, have been approved for uses beyond those authorized in IGALMI® approved labeling, such as for use in sedation of surgical patients, and we are continuing to develop BXCL501 for potential use in patients with dementia, MDD, Alzheimer’s disease and other indications. We do not market or promote IGALMI® for these uses.

Regulatory authorities in the U.S. generally do not regulate the behavior of physicians in their choice of treatments. Regulatory authorities do, however, restrict communications by pharmaceutical companies on off-label use. If we are found to have promoted our products for any off-label uses, the U.S. federal government (and other foreign governments) could levy civil, criminal and/or administrative penalties, and seek fines against us. The FDA, or other regulatory authorities, could also require that we enter into a consent decree or a corporate integrity agreement, or seek a permanent injunction against us under which specified promotional conduct is monitored, changed or curtailed. If we cannot successfully manage the promotion of IGALMI® or our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

Disruptions at the FDA and other government agencies caused by funding shortages or staffing reductions could prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

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

Additionally, recent actions by the United States federal government have caused concern in the industry that this may occur. For example, beginning on February 13, 2025, the Department of Health and Human Services began firing a large number of its probationary employees, a category that includes new federal employees and employees recently promoted or transferred to new positions or agencies. Larger layoffs may follow, according to a memorandum issued by the Office of Personnel Management on February 26, 2025. These terminations, if they withstand legal challenges, may significantly delay and impede our interactions with FDA. Similar results may stem from the recent confirmed resignations of some senior FDA employees with responsibility for regulation of drugs and biologics, as well as possible future layoffs and resignations. There are also reports that the United States federal government intends to request Congress to reduce FDA funding in upcoming budgets. Such funding cuts may also delay the development and approval of our product candidates.

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

In addition to regulations in the U.S., should we or our collaborators pursue marketing approvals for IGALMI®, and for BXCL501, BXCL502, BXCL701, BXCL702 and our other product candidates internationally, we and our collaborators will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products. Whether or not we, or our collaborators, obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country.

We expect to pursue marketing approvals for IGALMI®, and may pursue marketing approvals for BXCL501, BXCL502, BXCL701, BXCL702 and our other product candidates in Europe and other jurisdictions outside the U.S. with collaborative partners. The time and process required to obtain regulatory approvals and reimbursement in Europe and other jurisdictions may be different from those in the U.S. Also, regulatory approval in one jurisdiction does not ensure approvals in any other jurisdiction; however, negative regulatory decisions in any jurisdiction may have a negative impact on the regulatory process in other jurisdictions.

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

Our inability to retain sufficient clinical trial liability insurance at an acceptable cost to protect against potential liability claims could prevent or inhibit our ability to conduct clinical trials for product candidates we develop. We may be unable to obtain appropriate levels of such insurance. Even if we do secure clinical trial liability insurance for our programs, we may not be able to achieve sufficient levels of such insurance. Any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that exceeds the limits of our insurance coverage. We have supplemented our clinical trial coverage with product liability coverage in connection with the commercial launch of IGALMI® and expect that we would similarly supplement our coverage for any of our other product candidates that may receive regulatory approval, but we may be unable to obtain such increased coverage on acceptable terms or at all. If we are found liable in a clinical trial lawsuit or a product liability lawsuit in the future, we will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

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

We plan to continue to commercialize IGALMI® sublingual film for the acute treatment of agitation associated with schizophrenia or bipolar I or II disorder, to be self-administered by patients under the supervision of a healthcare provider, which is our only approved product to date. However, in connection with the Reprioritization, we significantly reduced the resources devoted to commercialization of IGALMI ® and it is possible that will have adverse consequences on the revenue that we are able to generate from IGALMI®. Revenues for IGALMI® for the year ended December 31, 2024 were $2.3 million. If our commercial products do not gain market acceptance, we may not be able to fund future operations, including developing, testing and obtaining regulatory approval for an sNDA for other BXCL501 indications, including in the at-home setting for the acute treatment of agitation (non-daily) associated with dementia due to probable Alzheimer’s disease, or for other product candidates that it may develop. Our results of operations could be materially harmed if we are unable to successfully commercialize IGALMI® for any currently or additionally approved indications or any future product candidates that we may have approved.

Our results of operations could be materially harmed if we are unable to accurately forecast customer demand for IGALMI® and manage our inventory. To ensure adequate inventory supply, we must forecast inventory needs and place orders with our suppliers based on our estimates of future demand for IGALMI®. Our ability to accurately forecast demand for IGALMI® could be negatively affected by many factors, including our failure to accurately manage our expansion strategy, product introductions by competitors, an increase or decrease in customer demand for IGALMI® or for products of our competitors, our failure to accurately forecast customer acceptance of new products, unanticipated changes in general market conditions or regulatory matters, and weakening of economic conditions or consumer confidence in future economic conditions. Inventory levels in excess of customer demand may result in inventory write-downs or write-offs, which would cause our gross margin to be adversely affected and could impair the strength of our brand. Conversely, if we underestimate customer demand for IGALMI®, our third-party contract manufacturer may not be able to deliver products to meet our requirements, and this could result in damage to our reputation and customer relationships. In addition, if we experience a significant increase in demand, additional supplies of raw materials or additional manufacturing capacity may not be available when required on terms that are acceptable to us, or at all, or suppliers or our third-party manufacturers may not be able to allocate sufficient capacity in order to meet our increased requirements, which could have an adverse effect on our ability to meet customer demand for IGALMI® and our results of operations.

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

If we are unable to develop satisfactory sales and marketing capabilities, we may not succeed in commercializing IGALMI® or any product candidate for which we may obtain regulatory approval.

We have limited experience in marketing and selling drug products. We have not entered into arrangements for the sale and marketing of IGALMI®, BXCL501, BXCL502, BXCL701, BXCL702 or any other product candidate. Typically, pharmaceutical companies would employ groups of sales representatives and associated sales and marketing staff numbering in the hundreds to thousands of individuals to call on the large number of physicians and hospitals. Following our Reprioritization, we may need to rebuild a commercial sales and marketing team if we seek to modify our commercial strategy for IGALMI® or initiate commercial sales for any product candidate in the future, which will likely require significant cost. We may seek to collaborate with a third-party to market our drugs or may seek to market and sell our drugs by ourselves. If we seek to collaborate with a third-party, we cannot be sure that a collaborative agreement can be reached on terms acceptable to us. We may also need to hire additional personnel skilled in marketing and sales for our direct marketing and selling efforts. We cannot be sure that we will be able to acquire, or establish third-party relationships to provide, any or all of these marketing and sales capabilities. The maintenance and expansion of our direct sales force or establishment of a contract sales force, or a combination thereof, as applicable, to market our products is expensive and time-consuming and could delay any product launch. In addition, reputational harm from the Reprioritization may adversely impact our efforts to hire personnel skilled in marketing and sales. Further, we can give no assurances that we will be able to maintain a direct and/or contract sales force for any period of time or that our sales efforts will be sufficient to grow our revenues or that our sales efforts will ever lead to profits. A direct sales force has in the past subjected and may in the future subject us to higher fixed costs than those of companies that market competing products through independent third parties, due to the costs that we bear associated with employee benefits, training, and managing sales personnel. As a result, we could be at a competitive disadvantage. Additionally, these fixed costs may slow our ability to reduce costs if needed, which could have a material adverse effect on our business, financial condition, and results of operations.

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

Although we obtained FDA approval for IGALMI®, our products and product candidates may not be accepted by physicians or the medical community in general, and there may be insufficient insurance coverage and reimbursement.

There can be no assurance that IGALMI®, or BXCL501, BXCL502, BXCL701, BXCL702 and our other product candidates or any other product candidate successfully developed by us, independently or with partners, if approved, will be accepted by physicians, hospitals and other health care facilities. IGALMI® competes, and BXCL501, BXCL502, BXCL701, BXCL702 and any future product candidates we develop will compete, with a number of products manufactured and marketed by major pharmaceutical and biotechnology companies. The degree of market acceptance of IGALMI® and any drugs we develop depends on a number of factors, including:

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

Significant uncertainty exists as to the coverage and reimbursement status of IGALMI® or any product candidate for which we obtain regulatory approval. In the U.S. and other countries, sales of IGALMI® and any other products for which we receive regulatory approval for commercial sale will depend in part on the availability of coverage and reimbursement from third-party payors. Third-party payors include government health administrative authorities, such as Medicaid and Medicare, managed care providers, private health insurers and other organizations.

Third-party payors are increasingly challenging the prices charged for medical products and services. It will be time consuming and expensive for us to go through the process of seeking coverage and reimbursement from Medicare and private payors. IGALMI® and any other products for which we receive regulatory approval may not be considered cost-effective, and coverage and reimbursement may not be available or sufficient to allow us to sell our proposed products on a profitable basis. Further federal, state and foreign government proposals and health care reforms are likely which could limit the prices that can be charged for IGALMI®and the product candidates that we develop and may further limit our commercial opportunities. Our results of operations could be materially adversely affected by proposed health care reforms, by the Inflation Reduction Act and other drug pricing legislation in the U.S., by the possible effect of such current or future legislation on amounts that private insurers will pay and by other health care reforms that may be enacted or adopted in the future.

Health care reform measures could hinder or prevent our product candidates’ commercial success.

The U.S. government and other governments have shown significant interest in pursuing health care reform. Any government-adopted reform measures could adversely impact the pricing of health care products and services in the U.S. or internationally and the amount of reimbursement available from governmental agencies or other third-party payors for IGALMI® and the product candidates that we develop. The continuing efforts of the U.S. and foreign governments, insurance companies, managed care organizations and other payors of health care services to contain or reduce health care costs may adversely affect our ability to set prices for our products, which we believe are fair, and our ability to generate revenues and achieve and maintain profitability.

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

It is likely that federal and state legislatures within the U.S. and foreign governments will continue to consider changes to existing health care legislation. We cannot predict the reform initiatives that may be adopted in the future or whether initiatives that have been adopted will be repealed or modified. The continuing efforts of governments, insurance companies, managed care organizations and other payors of health care services to contain or reduce costs of health care may adversely affect the demand for IGALMI® and any other drug products for which we may obtain regulatory approval, our ability to set a price that we believe is fair for our products, our ability to obtain adequate coverage and reimbursement approval for a product, our ability to generate revenues and achieve or maintain profitability, and the level of taxes that we are required to pay.

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

We participate in the Medicaid Drug Rebate Program (“MDRP”) and other federal and state government pricing programs in the U.S., and we may participate in additional government pricing programs in the future. These programs generally require manufacturers to pay rebates or otherwise provide discounts to government payors in connection with drugs that are dispensed to beneficiaries of these programs. As a condition of having federal funds being made available for covered outpatient drugs under Medicaid and Medicare Part B, a manufacturer must enroll in the MDRP. Under this program, we must pay a rebate to state Medicaid programs for each unit of our covered outpatient drug dispensed to a Medicaid beneficiary and paid for by a state Medicaid program. Medicaid drug rebates are based on pricing data that we must report on a monthly and quarterly basis to CMS. For the MDRP, this data includes the average manufacturer price (“AMP”) for each drug and, in the case of an innovator product, like IGALMI®, the best price. If we become aware that our MDRP price reporting submission for a prior period was incorrect or has changed as a result of recalculation of the pricing data, we must resubmit the corrected data for up to three years after the data originally was due. Further, under the IRA, AMP figures we report will also be used to calculate a rebate on Medicare Part D utilization, triggered by price increases that outpace inflation. If we fail to provide information timely or are found to have knowingly submitted false information to the government, we may be subject to civil monetary penalties and other sanctions, including termination from the MDRP, which would result in payment not being available for our covered outpatient drugs under Medicaid or, if applicable, Medicare Part B. Failure to make necessary disclosures and/or to identify overpayments additionally could result in allegations against us under the Federal False Claims Act and other laws and regulations.

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

As of December 31, 2024, BioXcel LLC owned approximately 15.5% of the economic interest and voting power of our outstanding common stock and BioXcel LLC is controlled by BioXcel Holdings, Inc. Our Chief Executive Officer and member of our board of directors, Vimal Mehta, Ph.D., is the Chief Executive Officer, President, Treasurer and Secretary and a member of the board of managers of BioXcel LLC and Chief Executive Officer, President, Treasurer and Secretary and the sole member of the board of directors of BioXcel Holdings, Inc. See “The management of and beneficial ownership in BioXcel LLC by our executive officers and our directors may create, or may create the appearance of, conflicts of interest.” below. Even though BioXcel LLC controls less than a majority of the voting power of our outstanding common stock, it may influence the outcome of such corporate actions so long as it owns a significant portion of our common stock.

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

Under the Services Agreement, we had an option, exercisable until December 31, 2024, to enter into a separate collaborative services agreement with BioXcel LLC pursuant to which BioXcel LLC shall perform product identification and related services for us utilizing its EvolverAI. We agreed to pay BioXcel LLC $18,000 per month from March 13, 2023, to December 31, 2024 in exchange for this option. We agreed to negotiate any such collaborative services agreement in good faith and to incorporate reasonable market-based terms, including consideration for BioXcel LLC reflecting a low, single-digit royalty on net sales and reasonable development and commercialization milestone payments, provided that (i) development milestone payments shall not exceed $10 million in the aggregate and not be payable prior to proof of concept in humans and (ii) commercialization milestone payments shall be based on reaching annual net sales levels, be limited to 3% of the applicable net sales level, and not exceed $30 million in the aggregate. We did not exercise this option, which expired on December 31, 2024.

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

Our Chief Executive Officer and member of our board of directors, Vimal Mehta, Ph.D., is the Chief Executive Officer, President, Treasurer and Secretary and a member of the board of managers of BioXcel LLC and Chief Executive Officer, President, Treasurer and Secretary and the sole member of the board of directors of BioXcel Holdings, Inc. Additionally, as of December 31, 2024, Dr. Mehta, through his beneficial ownership of BioXcel LLC, beneficially owned approximately 15.5% of the Company. The management and ownership of BioXcel LLC by Dr. Mehta may create the appearance of conflicts of interest when Dr. Mehta is faced with decisions that could have different implications for BioXcel LLC than the decisions have for us, including decisions that relate to our Services Agreement and Contribution Agreement, as well as potential agreements relating to future product candidates and AI-related services or collaborations. Any perceived conflicts of interest resulting from investors questioning the independence of our management or the integrity of corporate governance procedures may materially affect our stock price and expose us to litigation risk.

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

Risks Related to Our Reliance on Third Parties

We are substantially dependent on third parties for the manufacture of our clinical supplies of our product candidates and our commercial supplies of IGALMI®, and we intend to rely on third parties to produce commercial supplies of any other approved product candidate. Therefore, our development of our products could be stopped or delayed, and our commercialization of any future product could be stopped, delayed or made less profitable if third-party manufacturers fail to obtain approval of the FDA or comparable regulatory authorities or fail to provide us with drug product in sufficient quantities or at acceptable prices.

We entered into a commercial supply agreement with ARx, LLC (“ARx”) pursuant to which ARx has agreed to exclusively manufacture and supply us with all of our worldwide demand of film formulation of Dex to be used for the commercial supply of IGALMI® and for ongoing clinical trials of our product candidate BXCL501, subject to certain alternative supply provisions. If ARx is unable or ceases to produce our supply of Dex in sufficient quantities as and when needed or if the ARx agreement becomes too costly, our business would be harmed because there can be no assurance that we will be able to identify or enter into agreements with alternative suppliers on a timely basis on acceptable terms, if at all. An interruption in our ability to sell our products to customers could occur if we encounter delays or difficulties in securing Dex, or if the quantity or quality supplied does not meet our specifications, or if we cannot then obtain an acceptable substitute. If any of these events occur, our business and operating results could be harmed. Our specified minimum annual payment could adversely affect our cash flows in the future, such as in times when we have sufficient inventory and would otherwise be able to use our cash for other purposes.

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

Our strategy for the development and commercialization of our proprietary products and product candidates may include the formation of collaborative arrangements with third parties. Collaborators have significant discretion in determining the efforts and resources they apply and may not perform their obligations as expected. Potential third-party collaborators include biopharmaceutical, pharmaceutical and biotechnology companies, academic institutions and other entities. Third-party collaborators may assist us in:

●	funding research, preclinical development, clinical trials and manufacturing;
●	seeking and obtaining regulatory approvals; and
●	successfully commercializing IGALMI® or product candidates.

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

Our business could be adversely affected by unstable economic and political conditions within the United States and foreign jurisdictions, including as a result of an economic downturn and geopolitical events, such as changes in U.S. federal policy that affect the geopolitical landscape. In addition, the global economy, including credit and financial markets, has recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, rising interest and inflation rates, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. A severe or prolonged economic downturn or recession and a continued increase in inflation rates or interest rates could result in a variety of risks to our business, and our ability to raise additional capital when needed on acceptable terms, if at all. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Increased inflation rates and related increases in interest rates can adversely affect us by increasing our costs, including labor and employee benefit costs. In addition, events such as pandemics, epidemics, or outbreaks of an infectious disease may materially and adversely impact our business if we or any of the third parties with whom we engage were to experience shutdowns or other business disruptions. Furthermore, geopolitical conflicts and war, such as the current military conflict between Russia and Ukraine and the war between Israel and Hamas, and other conflicts in the Middle East, could disrupt or otherwise adversely impact our operations and those of third parties upon which we rely. Related sanctions, export controls or other actions have and may in the future be initiated by nations including the U.S., the EU or Russia (e.g., potential cyberattacks, disruption of energy flows, etc.), which could adversely affect our business and/or our supply chain, our CROs, CMOs and other third parties with which we conduct business. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

Likewise, we will rely on third parties, including ARx, to manufacture IGALMI® and our product candidates and to conduct clinical trials, and similar events as those described in the prior paragraph relating to their business systems, equipment and facilities could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidate could be delayed or altogether terminated.

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

At December 31, 2024 the Company had approximately $432.6 million of gross federal and $443.5 million of gross state net operating loss carry-forwards. Tax Cuts and Jobs Act (“TCJA”) in 2017 amended the net operating losses carryforward rules. Net operating losses generated after December 31, 2017, may be carried forward indefinitely, subject to certain limitations on their use. Net operating losses generated prior to 2018 may be carried forward for twenty years. If not utilized, these net operating losses will expire by 2037. State net operating losses have varying carryforward and applicable expiration periods. $430.0 million of the federal net operating losses were incurred after December 31, 2017, and will be carried forward indefinitely; the balance of the federal net operating losses are subject to expiration no later than 2037. The utilization of such net operating loss carry-forwards and realization of tax benefits in future years depends predominantly upon having taxable income. The Company has approximately $16.0 million of federal orphan drug credits and research and development credits which will begin to expire in 2037 if not utilized. The Company also has approximately $1.5 million of state research and development credits which will begin to expire in 2040 if not utilized.

In addition, under sections 382 and 383 of the Code, our federal net operating losses and tax credit carryforwards, such as research/development credits and orphan drug credits, may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders (or groups of stockholders) in excess of 50% over a rolling three-year period. Similar state provisions may also exist. These ownership changes may limit the amount of the net operating losses and tax credit carryforwards that can be utilized annually to offset future taxable income and income tax, respectively.

Entities are also required to evaluate, measure, recognize and disclose any uncertain federal or state income tax provisions taken on their income tax returns. The Company has analyzed its tax positions and has concluded that as of December 31, 2024, there were no uncertain tax positions. The Company's U.S. federal and state net operating losses have occurred since its inception in 2017 and as such, tax years subject to potential tax examination could apply from that date because the utilization of net operating losses from prior years opens the relevant tax year to audit by The U.S. Internal Revenue Service (“IRS”) and/or state taxing authorities. The Company did not have any unrecognized tax benefits and has not accrued any interest or penalties for the 12 months ended December 31, 2024 and 2023.

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

If our intellectual property related to IGALMI® BXCL501, BXCL502, BXCL701, BXCL702 or any future product candidates is not adequate or if we are not able to successfully enforce our intellectual property rights, the commercial value of our products or product candidates may be adversely affected and we may not be able to compete effectively in our market.

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

We rely on our trademarks, trade names and brand names, such as “IGALMI®” and our logo, to distinguish our company and our products from our competitors and the products of our competitors, and have registered or applied to register many of these trademarks in the United States and certain countries outside the United States, however, we have not yet registered all of our trademarks in all of our current and potential markets. There can be no assurance that our trademark applications will be approved for registration. During trademark registration proceedings, we may receive rejections. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in proceedings before the USPTO and comparable agencies in many foreign jurisdictions, third parties may also oppose our trademark applications and may seek to cancel trademark registrations or otherwise challenge our use of the trademarks. Opposition or cancellation proceedings may be filed against our trademark filings in these agencies, and such filings may not survive such proceedings. While we may be able to continue the use of our trademarks in the event registration is not available, particularly in the United States, where trademark rights are acquired based on use and not registration, third parties may be able to enjoin the continued use of our trademarks if such parties are able to successfully claim infringement in court. In addition, opposition or cancellation proceedings may be filed against our trademark applications and registrations and our trademarks may not survive such proceedings. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would. Our trademarks or trade names may be infringed, circumvented, declared generic or determined to be violating or infringing on other marks.

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

Changes to patent law, including the Leahy-Smith America Invents Act of 2011 and the Patent Reform Act of 2009 and other future article of legislation, may substantially change the regulations and procedures surrounding patent applications, issuance of patents, and prosecution of patents. We can give no assurances that patents we own or license and can be successfully defended or will protect us against future intellectual property challenges, particularly as they pertain to changes in patent law and future patent law interpretations.

In Europe, a new unitary patent system took effect on June 1, 2023, and may significantly impact European patents, including those granted before the introduction of the new system. Under the new system, Applicants can, upon grant of a patent, opt for that patent to become a Unitary Patent which will be subject to the jurisdiction of a new Unitary Patent Court (UPC). Patents granted before the implementation of the new system can be opted out of UPC jurisdiction, remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC may be challenged in a single UPC-based revocation proceeding that, if successful, could invalidate the patent in all countries who are signatories to the UPC.  Further, because the UPC is a new court system and there is little precedent for the court’s laws, there is increased uncertainty regarding the outcome of any patent litigation. We are unable to predict what impact the new patent regime may have on our ability to exclude competitors in the European market. In addition to changes in patent laws, geopolitical dynamics, including Russia’s incursion into Ukraine, and the imposition of tariffs and responses to tariffs, may impact our ability to obtain and enforce patents in particular jurisdictions. If we are unable to obtain and enforce patents as needed in particular markets, our ability to exclude competitors in those markets may be reduced.

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

In March 2024, we issued and sold in a registered direct offering 190,913 shares of our common stock, accompanying warrants to purchase up to 538,728 shares of our common stock and pre-funded warrants to purchase up to 347,814 shares of our common stock. In November 2024, we issued and sold in a registered direct offering 350,000 shares of our common stock, accompanying warrants to purchase up to 912,500 shares of our common stock and pre-funded warrants to purchase up to 562,500 shares of our common stock, (see Note 11, Common Stock Financing Activities in this Annual Report on Form 10-K for additional information). In addition, we issued additional warrants to purchase up to 312,506 shares of common stock in connection with the Fifth Amendment of our Credit Agreement (see Note 9, Debt and Credit Facilities in this Annual Report on Form 10-K for additional information). In March 2025, we issued and sold in a registered direct offering 188,383 shares of common stock, pre-funded warrants to purchase up to 3,811,617 shares of our common stock, accompanying warrants to purchase up to 4 million shares, and option warrants to purchase an additional 4 million shares and 4 million warrants. The number of shares of common stock underlying our outstanding warrants is significant in relation to our outstanding common stock (145% as of March 21, 2025), which could have a negative effect on the market price of our common stock and make it more difficult for us to raise funds through future equity offerings. In the event these warrants are exercised, our stockholders will experience additional dilution. To the extent outstanding stock options or warrants are exercised, there would be further dilution to our existing stockholders, which could impact the price of our common stock.

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

We are, and may in the future become, subject to various legal proceedings, claims and investigations that arise in or outside the ordinary course of business. For example, on July 7, 2023, plaintiff Katelyn Martin filed a class action complaint against the Company and certain executives in the United States District Court for the District of Connecticut, captioned Martin v. BioXcel Therapeutics, et al., 3:23-cv-00915 (D. Conn). The case has since been renamed to Hills et al v. BioXcel Therapeutics, Inc. et al. On October 4, 2023, pursuant to the Private Securities Litigation Reform Act, the court appointed two co-Lead Plaintiffs. The co-Lead Plaintiffs filed an amended complaint on December 5, 2023, alleging violations of Sections 10(b) and 20A of the Exchange Act and SEC Rule 10b-5 promulgated thereunder. On July 11, 2024, the Court dismissed the amended complaint without prejudice and, on August 1, 2024, co-Lead Plaintiffs filed a second amended complaint. The second amended complaint alleges that defendants made false or misleading statements regarding the TRANQUILITY II trial and the development of BXCL501 for an expanded indication related to the treatment of certain Alzheimer’s-related agitation. The Company moved to dismiss the second amended complaint on September 6, 2024. On February 24, 2025, while the Company’s motion to dismiss remained pending, Plaintiffs moved for leave to further amend their complaint. The Company filed an opposition to the motion on March 17, 2025. Plaintiffs’ reply is due April 7, 2025.

On November 28, 2023, Plaintiffs Pratheesan Panancherry and Jeffrey Bastress filed a stockholder derivative complaint in the United States District Court for the District of Connecticut purportedly on behalf of the Company and against Vimal Mehta, Richard I. Steinhart, Peter Mueller, June Bray, Sandeep Laumas, Michael Miller, Michal Votruba, and Krishnan Nandabalan as Defendants, and the Company as Nominal Defendant under the caption Panancherry et al v. Mehta et al, 3:23-cv-1554. Following the initial action, Plaintiffs Maria Vomvolakis (3:24-cv-3) and Kelly Fowler (3:24-cv-203) each filed separate stockholder derivative complaints in the District of Connecticut raising similar claims as Panancherry and Bastress, including business torts and violations of the Exchange Act. The cases have been consolidated under the caption In re BioXcel Therapeutics, Inc. Stockholder Derivative Litigation, 3:23-cv-1554 (D. Conn.). The consolidated action is currently stayed.

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

Mehta et al, 1:24-cv-00041. Following the initial action, Plaintiff Janice Korff filed a stockholder derivative complaint in the District of Delaware raising similar claims as Smith (1:24-cv-130), including business torts and violations of the Exchange Act. The cases have been consolidated under the caption In re BioXcel Therapeutics, Inc. Derivative Litigation, 1:24-cv-00041 (D. Del.). The consolidated action is currently stayed.

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

Changes in tax laws or exposure to additional income tax liabilities could have a material impact on our business, results of operations, financial condition and cash flows.

The tax regimes we are subject to or operate under, including income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws, regulations, or rulings, or changes in interpretations of existing laws and regulations, could materially adversely affect our business, financial condition, results of operations, and prospects. For example, the TCJA, the Coronavirus Aid, Relief and Economic Security Act, and the Inflation Reduction Act (the “IRA”) made many significant changes to the U.S. tax laws. Beginning in 2022, the TCJA requires taxpayers to capitalize and amortize certain research and development expenditures over five years if incurred in the U.S. and 15 years if incurred in foreign jurisdictions, rather than deducting them currently. Although there have been legislative proposals to repeal or defer the research and development expenditure capitalization requirement to later years, there can be no assurance that the provision will be repealed or otherwise modified. As another example, the IRA includes provisions that will impact the U.S. federal income taxation of certain corporations, including imposing a minimum tax on the book income of certain large corporations and a 1% excise tax on the value of certain corporate stock repurchases by publicly traded companies that would be imposed on the company repurchasing such stock. Regulatory or accounting guidance with respect to existing or future tax laws could materially affect our tax obligations and effective tax rate. It is uncertain if, and to what extent, various states will conform to current federal law or any newly enacted federal tax legislation.

Additional indirect taxes in various jurisdictions could materially adversely affect our business, financial condition, results of operations, and prospects.

We currently collect and remit applicable indirect taxes in jurisdictions where we, through our employees or economic activity, have a presence and where we have determined, based on applicable legal precedents, that our activities are taxable. We do not currently collect and remit indirect taxes, including state and local excise, utility user, and ad valorem taxes, fees, and surcharges in jurisdictions where we believe we do not have sufficient “nexus.” Tax authorities may challenge our position that we do not have sufficient nexus in a taxing jurisdiction or that our activities are not taxable in such jurisdiction and may decide to audit our business and operations with respect to indirect taxes, which could result in significant tax liabilities (including related penalties and interest) for us or our customers, which could materially adversely affect our business, financial condition, results of operations, and prospects.

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

Item 3. Legal Proceedings

From time to time, we may be subject to litigation and claims arising in the ordinary course of business. For information about our legal proceedings, see Note 18 to our audited financial statements included elsewhere in this Annual Report on Form 10-K which information is incorporated herein by reference.

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

Stockholders

As of March 21, 2025, there were 13 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees.

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

Unregistered Sales of Securities

There were no unregistered sales of equity securities by the Company during the three months ended December 31, 2024, that was not previously disclosed on a Current Report on Form 8-K or Quarterly Report on Form 10-Q.

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

Our most advanced neuroscience candidate is BXCL501. In indications other than those approved by the United States (“U.S.”) Food and Drug Administration (“FDA”) as IGALMI®, BXCL501 is an investigational, proprietary, orally dissolving film formulation of dexmedetomidine (or “Dex”) in development for the treatment of agitation associated with psychiatric and neurological disorders. Our most advanced immuno-oncology asset, BXCL701, is an investigational oral innate immune activator being developed by OnkosXcel Therapeutics as a potential therapy for the treatment of aggressive forms of prostate cancer, pancreatic cancer, and other solid and liquid tumors.

On April 6, 2022, we announced that the FDA approved IGALMI® (dexmedetomidine) sublingual film for the acute treatment of agitation associated with schizophrenia or bipolar I or II disorder in adults. IGALMI® is approved to be self-administrated by patients under the supervision of a health care provider. On July 6, 2022, we announced that IGALMI® was commercially available in doses of 120 and 180 micrograms.

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

We reviewed our SERENITY III program with the FDA in Type C meetings on November 8, 2023 and March 6, 2024. Based on the feedback received from the FDA to date, we are moving forward to evaluate at-home use of the 120 mcg dose of BXCL501, with safety as the primary objective and efficacy measures as exploratory endpoints to support continued efficacy in the at-home setting as recommended by the FDA in the November 8, 2023 meeting, for the acute treatment of agitation in bipolar disorders or schizophrenia. We also plan to initiate a clinical study designed to enroll approximately 30 patient-informant dyads to evaluate the correlation between patient-and informant-reported efficacy measurement and the PEC scale, conducted by trained clinician raters as previously recommended by the FDA.

On September 5, 2024, we announced the initiation of patient enrollment in our SERENITY At-Home trial. The pivotal Phase 3 trial is designed to evaluate the safety of BXCL501 in the at home setting. On March 27, 2025, we announced that 24 clinical trial sites had been opened and 127 patients had been enrolled, representing 63% of the total required enrollment. Topline data results, which are expected in the second half of 2025, are intended to support a supplemental new drug application (sNDA) submission to potentially expand the label of IGALMI® (dexmedetomidine) sublingual film. See further discussion in “Our Neuroscience Clinical Programs”.

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

On March 3, 2025 we announced that the U.S. Food and Drug Administration (FDA) concluded that the inspection of a single site in its TRANQUILITY II Phase 3 trial was closed under 21 C.F.R.20.64(d)(3) and released the Establishment Inspection Report. The FDA designated “Voluntary Action Indicated” for the site.

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

On September 5, 2024, we submitted to the FDA the proposed protocol for our TRANQUILITY In-Care Phase 3 trial designed to evaluate the efficacy and safety of a 60 mcg dose of BXCL501 for agitation associated with Alzheimer’s dementia. On November 12, 2024, we announced that we had received feedback from the FDA on the proposed protocol. See further discussion in “Our Neuroscience Clinical Programs”.

On October 15, 2024, we announced a U.S. Department of Defense grant to the University of North Carolina to fund a study of BXCL501 (Sublingual Dexmedetomidine) for treating Acute Stress Disorder (ASD). See further discussion in “Additional Neuroscience Opportunities”.

IGALMI® Commercialization Strategy

We continue to support IGALMI® in the hospital setting with minimal commercial support. On August 14, 2023, the Company announced it had implemented a shift in commercial strategy for IGALMI® in the institutional setting, a reduction of in-hospital commercialization expenses, a suspension of programs no longer deemed core to the Company’s business, and a shift to focus on the development of BXCL501 for use in the at-home and care facilities in the treatment of acute agitation in schizophrenia and bipolar disorders, and in the treatment of acute agitation (non-daily) associated with dementia due to probable Alzheimer’s disease (collectively, the “Reprioritization”).

Following the Reprioritization, a small Corporate Account Director (“CAD”) team supported current customers and targeted Integrated Delivery Networks (“IDNs”) with educational support and contracting opportunities, while our trade operation supported customers with drug supply.  The goal of this approach was to help maintain current business and potentially broaden IGALMI® utilization through volume contracting.

As part of the Clinical Prioritization in September 2024, further workforce reductions were made, including 9 additional marketing and sales employees. The Clinical Prioritization staff reductions may have future impacts on net revenue. Despite our reduction in commercial resources, net revenues from IGALMI® product sales of $2,266 for the year ended December 31, 2024 were up 64% over net revenues from IGALMI® product sales of $1,380 for the year ended December 31, 2023. We believe this positive growth reflects increasing market acceptance and interest in our product.

We are currently seeking potential commercial partners. Our continued commercialization efforts for IGALMI® are designed to build the foundation to launch additional potential follow-on indications, if any. If IGALMI® would be approved outside the U.S., we would consider launching the product through collaborations with third parties.

Recent Developments

Nasdaq Delisting Notice

As previously reported, on September 20, 2024, we received a letter from Nasdaq Staff notifying us that for the 30 consecutive business days prior to the date of the letter, the Company’s market value of listed securities closed below the minimum $35 million requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company was granted a period of 180 calendar days, or until March 19, 2025, to regain compliance.

As anticipated, on March 20, 2025, the Company received another letter from the Staff stating that, as a result of the Company’s continued non-compliance with the MVLS Requirement, its securities would be delisted from Nasdaq unless the Company appeals the Staff’s delisting determination by requesting a hearing before the Nasdaq Panel. The Company made timely request for a hearing before the Panel to appeal the Staff’s determination. The Company’s common stock will remain listed and eligible for trading on Nasdaq at least pending the ultimate conclusion of the hearing process; however, there can be no assurance that the Company will ultimately regain compliance and remain listed on Nasdaq.

Credit Agreement Amendments

Fifth Amendment to Credit Agreement

On November 21, 2024, we entered into the Fifth Amendment to our Credit Agreement  (the “Fifth Amendment”), pursuant to which the Lenders agreed to, among other things, (i) waive the Credit Agreement’s covenant that the report and opinion the Company will receive from its independent registered public accounting firm with respect to the financial statements for the year ending December 31, 2024 will not contain a “going concern” or similar qualification, (ii) permanently waive the Credit Agreement’s minimum revenue covenant, and (iii) waive the Fourth Amendment’s requirement that the Company raise, after the effective date of the Fourth Amendment and on or before November 30, 2024, at least $50,000 in gross cash proceeds from the issuance of its common stock, warrants, and/or pre-funded warrants, and/or in cash and/or non-cash consideration from newly entered-into partnering transactions.

The Fifth Amendment included a new capital raising covenant requiring that the Company receive (A) after the effective date of the Fifth Amendment and on or prior to November 27, 2024, at least $7,000 in gross cash proceeds from the issuance of the Company’s common stock, warrants and/or pre-funded warrants(“Raise 1”), (B) after the effective date of the Fifth Amendment and on or before March 15, 2025 (provided that the Company will use its commercially reasonable efforts to satisfy the requirement by February 15, 2025), at least $18,000 in net cash proceeds (including the proceeds of Raise 1) from (i) the issuance of the Company’s common stock, warrants and/or pre-funded warrants, (ii) non-refundable cash consideration from partnering transactions entered into after the effective date of the Fifth Amendment (so long as such partnering transactions would not require the Company or any of its subsidiaries to make any cash investments in connection with the partnering transactions and no such cash investments are made), (iii) the issuance of the Company’s subordinated debt (subject to terms set forth in the Fifth Amendment), and/or (iv) asset sales permitted pursuant to the Credit Agreement or consented to by the Lenders (such capital raise, “Raise 2”), and (C) after the effective date of the Fifth Amendment and on or prior to the earlier of (x) August 15, 2025 and (y) the date that is 30 days after the final data readout of the SERENITY At-Home Phase 3 trial, at least $29,000 in net cash proceeds (including the proceeds from Raise 1 and Raise 2) from the same permitted capital raising activities listed in the preceding clause (B). The Company met the requirements of Raise 1, discussed in Note 11, Common Stock Financing Activities. The Company met the requirements of Raise 2, discussed in Note 20, Subsequent Events.

In connection with the Fifth Amendment and the required capital raises described in the preceding paragraph, the Lenders agreed to modify the Credit Agreement’s minimum liquidity covenant to require minimum cash liquidity of $7,500 (instead of $25,000) from and after the closing of Raise 1 until March 30, 2025. On March 31, 2025, the minimum liquidity amount will increase to $10,000, and on September 30, 2025, the minimum liquidity amount will further increase to $15,000.

In connection with the Fifth Amendment, the Company paid a one-time amortization payment of $2,500 principal amount, together with accrued and unpaid interest and a portion of the prepayment fee and other fees payable in December 2024.

The Fifth Amendment also modified the interest rate of the loans provided under the Credit Agreement from a floating rate of Term SOFR plus 7.50% per annum, to a fixed rate of 13% per annum, retroactive to and effective as of September 30, 2024. For the quarterly payment dates ending December 31, 2024, March 31, 2025, and June 30, 2025, the Company has the ability to make interest payments of up to 10% per annum “in-kind” by capitalizing and adding such interest to the outstanding principal amount of the loans under the Credit Agreement. In addition, pursuant to the Fifth Amendment, the Company will be required to make quarterly amortization payments equal to 5.0% of the principal amount of funded loans, together with applicable prepayment fees, beginning on March 31, 2026.

On the effective date of the Fifth Amendment and as a condition to effectiveness thereof, the Company’s wholly owned subsidiaries OnkosXcel Therapeutics, LLC and OnkosXcel Employee Holdings, LLC (collectively, “OnkosXcel”), which previously provided unsecured guarantees of the Company’s obligations under the Credit Agreement, granted security interests in substantially all of their assets to support such obligations.

The Fifth Amendment amended the negative covenants under the Credit Agreement to remove flexibility the Company and its subsidiaries previously had thereunder to undertake various transactions, including, without limitation, with respect to potential dispositions of OnkosXcel or out-licenses by OnkosXcel of its intellectual property.

Pursuant to the Fifth Amendment, the Company committed to appoint a new independent board director (subject to customary background checks, applicable law, confirmation of independence and Nasdaq rules), and to provide the independent director with various privileges and committee memberships on the board of directors of the Company (including the appointment of such director on committee to be formed to focus on capital raising and evaluate strategic options). The Company also agreed to engage an investment banker reasonably acceptable to OFA and the Lenders to assist the Company and its board of directors with evaluating and exploring strategic options.

The Company also agreed to covenants requiring that the Company’s cash expenditures be monitored by the Lenders according to a board-approved budget provided to the Lenders prior to the signing of the Fifth Amendment, which cash budget will be updated on a bi-weekly basis going forward. The Company will not be permitted to make disbursements for any two-week period in excess of 115% of the aggregate budgeted amount of disbursements for the applicable period. Finally, pursuant to the Fifth Amendment, the Company is restricted from paying cash bonuses to its employees or executives during the fiscal years 2024 and 2025 without OFA’s consent or increasing the cash compensation for fiscal year 2025 for certain senior officers of the Company from their compensation for fiscal year 2024.

Company Warrants and Registration Rights Agreement

In connection with the closing of the Fifth Amendment, the Company agreed to, substantially concurrently with the closing of Raise 1, grant new warrants to the Lenders to purchase an aggregate of 313 shares of common stock on the closing date of the Fifth Amendment, at an exercise price of $0.16 per share (the “New Warrants”). The New Warrants will expire on the seventh anniversary of their issuance.

In addition, the Company agreed to, substantially concurrently with the closing of Raise 1, amend and restate all warrants to purchase stock of the Company issued to the Lenders prior to the effective date of the Fifth Amendment, to revise the exercise price thereunder to an exercise price equal to the lower of (i) the price per share of the common stock of the Company issued in Raise 1 and (ii) arithmetic average of the volume-weighted average price of the Company’s common stock on the Nasdaq Capital Market during the 30 trading days preceding Raise 1 (such existing warrants, as amended and restated, the “Original Warrants”). The Original Warrants provide the Lenders with the right to purchase a total of 28 shares of common stock of the Company.

Sixth Amendment to Credit Agreement

On March 4, 2025, we entered into the Sixth Amendment to our Credit Agreement (the “Sixth Amendment”), pursuant to which the Lenders agreed to, among other things, delay the date on which we are required to engage an investment banker (which date has been subsequently extended to April 30, 2025).

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

Components of Our Results of Operations

Product Revenue, Net

Revenue relates to sales of IGALMI® and reflect limited market access since commercial launch in July 2022. The revenues are net of rebates, chargebacks, discounts, and other adjustments. During the fourth quarter of 2022, we began contracting directly with intermediaries such as GPOs.

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

Our research and development costs by program for the years ended December 31, 2024 and 2023 were as follows:

	Year ended
	December 31,
	2024	2023
Direct external costs
BXCL501	$13,397	$46,661
BXCL701	2,058	7,050
Other research and development programs	771	4,142
Total direct external costs	$16,226	$57,853
Internal personnel costs	12,047	22,675
Sub-total direct costs	$28,273	$80,528
Indirect costs and overhead	2,162	3,798
Total research and development expenses	$30,435	$84,326

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

As a result of our restructuring activities completed during 2024, we expect that our selling, general and administrative expenses will decline due to IGALMI®’s restructured commercialization plan and reduced personnel costs. However, we may also experience increased selling, general and administrative expenses due to higher fees for outside consultants, attorneys, and accountants.

Restructuring Costs

2023 Strategic Reprioritization

On August 8, 2023, our Board of Directors approved a broad-based strategic reprioritization (the “Reprioritization”). We determined to take actions to reduce certain operational and workforce expenses no longer deemed core to ongoing operations to extend its cash runway and drive innovation and growth in high-potential clinical development and value-creating opportunities. These actions included a shift in commercial strategy for IGALMI® in the institutional setting as described, a reduction of in-hospital commercialization expenses, a de-prioritization of programs no longer determined to be core to ongoing operations, and a prioritization on at-home treatment setting opportunities for BXCL501, all as described in Part I, Item 1, “Business”. As part of this strategy, our Board of Directors approved a reduction of approximately 60% of our workforce. Annualized operating expenses were expected to be reduced by approximately $80,000. The Reprioritization was substantially completed by the end of 2023.

As a result of the Reprioritization, the Company recorded restructuring costs of $4,163 in the year ended December 31, 2023. These costs consisted of severance and benefit costs of $4,063 and contract termination costs of $100. The Company paid $3,998 of severance and benefit costs and $100 of contract termination costs during the year ended December 31, 2023. Remaining costs were paid during the first quarter of 2024.

2024 Clinical Prioritization

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

On September 17, 2024, the Company approved a plan for an additional reduction in its workforce by 15 employees (including all but one marketing and sales employee), or approximately 28% of the Company’s headcount (the “Clinical Prioritization”), in order to extend its cash runway and prioritize investment on the clinical development of its lead neuroscience asset, BXCL501. The Company incurred aggregate charges in connection with the Clinical Prioritization of $1,586 which relate primarily to severance and benefits costs. Accordingly, the Company recorded a restructuring charge of $1,553 in the third quarter 2024, and $33 in the fourth quarter. The Company completed the Clinical Prioritization in October 2024, and paid $983 of the related costs during the fourth quarter of 2024. The remaining costs of approximately $603, is included in Accrued Expenses on the Consolidated Balance at December 31, 2024, and is expected to be paid in the first quarter of 2025. As a result of these actions, operating costs of $69,511 for the year ended December 31, 2024 decreased by approximately $103,651 compared to operating costs of $173,162 for the year ended December 31, 2023. Net cash used in operating activities of $72,027 for the year ended December 31, 2024 decreased by approximately $82,979, compared to Net cash used in operating activities of $155,006 for the year ended December 31, 2023. These achievements demonstrate the Company’s operational capability and commitment to be focused on limited objectives in the near term.

Other (Income) Expense

Other (income) expense primarily consists of interest costs associated with the Credit Agreement the Company entered into in April 2022, changes in fair value of derivative financial instruments, and interest income earned on cash and cash equivalents that were comprised primarily of money market funds. Interest expense may increase in the future if we meet required milestones, and we are able to draw down additional funds under the Credit Agreement.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements is set forth in Note 3, Summary of Significant Accounting Policies to the consolidated financial statements included in this Annual Report on Form 10-K.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

Product Revenue, Net

Commercial sales of IGALMI® launched in July 2022. Product revenue, net for the years ended December 31, 2024 and 2023 was $2,266 and $1,380, respectively, comprised of sales of IGALMI® reflecting an increase of 64%. As part of the Company’s Reprioritization in August 2023, the IGALMI® commercial team shifted focus to a hospital/contracting strategy with a corporate account director team to work with large Integrated Delivery Networks and drive sales utilizing a top-down approach. As part of the Clinical Prioritization in September 2024, further workforce reductions were made. We are currently seeking potential commercial partners. Our continued commercialization efforts for IGALMI® are designed to build the foundation to launch additional potential follow-on indications, if any.

Cost of Goods Sold

Cost of goods sold for the years ended December 31, 2024 and 2023 were $2,143 and $1,260, respectively, which primarily related to the costs to produce, package and deliver IGALMI® to customers, as well as costs related to excess or obsolete inventory. We entered into a commercial supply agreement with ARx, LLC (“ARx”) pursuant to which ARx has agreed to exclusively manufacture and supply us with all of our worldwide demand of film formulation of Dex to be used for the commercial supply of IGALMI® and for ongoing clinical trials of our product candidate BXCL501, subject to certain alternative supply provisions. The increase in Cost of goods sold for the year ended December 31, 2024 is primarily the result of increased sales and a $474 increase in the reserve for excess and obsolete inventory, compared to the prior year.

Research and Development Expense

Research and development expenses for the years ended December 31, 2024 and 2023 were as follows:

	Year ended
	December 31,
	2024	2023	Change	% Change

Personnel and related costs	$9,796	$16,351	$(6,555)	(40)%
Non-cash stock-based compensation	2,251	6,324	(4,073)	(64)%
Professional fees	5,067	14,590	(9,523)	(65)%
Clinical trials expense	9,384	35,094	(25,710)	(73)%
Chemical, manufacturing and controls cost	1,927	8,687	(6,760)	(78)%
Other expenses	2,010	3,280	(1,270)	(39)%
Total research and development expenses	$30,435	$84,326	$(53,891)	(64)%

The decrease of $53,891 for the year ended December 31, 2024, compared to the year ended December 31, 2023 is primarily attributable to the following:

●	A decrease in clinical trials expense was a result of reduced costs associated with the wind down of the SERENITY III study to evaluate BXCL501 for at home use for the acute treatment of agitation related to schizophrenia and bipolar disorders. In addition, the TRANQUILITY II study of BXCL501 for the potential treatment of agitation in patients with Alzheimer’s disease was completed in 2023, and the reduction of these costs were partially offset by the September 2024 launch of SERENITY-At Home trial.
●	A decrease in personnel and related costs related to the Clinical Prioritization.

●	A decrease in Chemical, manufacturing and controls (“CMC”) costs due to lower CMC costs related to decreased clinical trial activities.
●	A decrease in non-cash stock-based compensation due to higher award forfeitures in 2024.

Following IGALMI®’s approval by the FDA, we capitalize costs related to commercial production of IGALMI® as inventory and expense those CMC costs related to clinical trials.

Selling, General and Administrative Expense

Selling, general and administrative expenses for the years ended December 31, 2024 and 2023 were as follows:

	Year ended
	December 31,
	2024	2023	Change	% Change

Personnel and related costs	$7,856	$27,171	$(19,315)	(71)%
Non-cash stock-based compensation	3,904	12,290	(8,386)	(68)%
Professional fees	16,137	22,310	(6,173)	(28)%
Commercial and marketing	1,389	12,485	(11,096)	(89)%
Insurance	1,671	1,743	(72)	(4)%
Other expenses	3,535	7,414	(3,879)	(52)%
Total selling, general and administrative expenses	$34,492	$83,413	$(48,921)	(59)%

The decrease of $48,921 for the year ended December 31, 2024, relative to the year ended December 31, 2023 is primarily attributable to:

●	A decrease in personnel costs due to the Clinical Prioritization, reducing 9 full-time employees.
●	Decreased professional fees, primarily related to lower legal costs in 2024 compared to 2023 for the investigation of our TRANQUILITY II study, and reductions in consulting and recruiting fees in 2024.
●	Decreased other expenses as a result of lower headcount.
●	Decreased non-cash stock-based compensation costs due to increased award forfeitures in 2024 and lower headcount.
●	Decreased commercial and marketing research costs.

Restructuring Costs

Restructuring costs were $2,441 and $4,163 for the years ended December 31, 2024 and 2023, respectively. See “Components of Our Results of Operations - Restructuring Costs” above for a discussion of the Company’s Reprioritization and restructuring activities.

Other (Income) Expense

Interest expense increased to $15,129 for the year ended December 31, 2024 compared to $13,314 for the year ended December 31, 2023, due to an increase in interest rates compared to the prior year and higher average debt balances during the year due to borrowings under the Credit Agreement. The expense was partially offset by interest income earned on cash and cash equivalents that were held primarily in short-term money market funds. Interest income decreased to $2,602 for the year ended December 31, 2024 compared to $5,649 for the year ended December 31, 2023, due to lower average cash balances during the year. Other (income) expense, net is primarily associated with changes in fair value of derivative financial instruments for the period, which relate to instruments associated with the Credit Agreement.

Inflation

Inflation generally affects us by increasing our labor costs and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the periods presented. For a discussion of inflationary risks to our future revenues under the Inflation Reduction Act, see “Health care reform measures could hinder or prevent our product candidates’ commercial success.” in Part I, Item 1A., “Risk Factors” elsewhere in this Annual Report on Form 10-K.

Reverse Stock Split

On February 10, 2025, the Company effected a 1-for-16 reverse stock split of its issued and outstanding common stock (the “Reverse Stock Split”). As a result of the Reverse Stock Split, each 16 shares of common stock issued and outstanding immediately prior to February 10, 2025 were automatically converted into 1 share of common stock. The Reverse Stock Split did not change the par value of the common stock or the authorized number of shares of common stock. All outstanding convertible notes, stock options and RSUs entitling their holders to purchase or obtain or convert into shares of our common stock were adjusted, as required by the terms of these securities. All applicable common share and per share amounts have been retrospectively restated to show the effect of the reverse stock split.

Liquidity and Capital Resources

As of December 31, 2024, we had cash and cash equivalents of $29,854, working capital of $15,161 and stockholders’ deficit of $93,101. Net cash used in operating activities was $72,027 and $155,006 for the years ended December 31, 2024 and 2023, respectively. We incurred losses of approximately $59,599 and $179,053 for the years ended December 31, 2024 and 2023, respectively. We will need to generate significant product revenues to achieve profitability. Our history of significant losses, negative cash flows from operations, potential near-term increased covenant-driven amortization payments or full repayment obligations under our Credit Agreement, the regulatory event of default triggers under the Credit Agreement, other funding requirement covenants under the Credit Agreement, limited liquidity resources currently on hand, and dependence on our ability to obtain additional financing to fund our operations after the current resources are exhausted, about which there can be no certainty, have resulted in management’s assessment that there is substantial doubt about our ability to continue as a going concern for a period of at least 12 months from the issuance date of the financial statements included in this Annual Report on Form 10-K.

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

Sources of Liquidity

We have primarily focused our efforts on raising capital and building the products in our pipeline, and, although we generate revenue from sales of IGALMI®, we do not expect to generate positive cash flows from operations in the near term. Since our inception, our operations have been financed primarily from proceeds from the sale of equity securities, including our initial public offering, private placements of our common stock, registered offerings of our common stock, an Open Market Sale Agreement (as amended, supplemented and/or restated from time to time, the “Sale Agreement”) with Jefferies LLC (“Jefferies”), and borrowings under our Credit Agreement (as described below). We have not yet established an ongoing source of revenue sufficient to cover our operating costs and will need to do so in future periods.

Financing Agreements

On April 19, 2022, we entered into two financing agreements: the Credit Agreement and the RIFA. Pursuant to the Credit Agreement, the Lenders originally agreed to provide up to $135,000 in senior secured term loans to us. On April 28, 2022, we borrowed the first $70,000 tranche of loans under the Credit Agreement. Pursuant to the RIFA, the Purchasers agreed to provide us with up to $120,000 in financing for our near-term commercial activities of IGALMI®, development and commercialization of BXCL501 and other general corporate purposes. On July 8, 2022, we drew down the first tranche of $30,000 under the RIFA. In connection with the Credit Agreement, we granted to the Lenders (i) warrants to purchase up to 17 shares of our common stock (the “Closing Date Warrants”), (ii) rights to purchase up to $5,000 of our common stock and (iii) warrants to purchase up to 175 individual ownership units (i.e., not in thousands) in OnkosXcel (the “OnkosXcel Warrants”).

On November 13, 2023, we, the Lenders and OFA entered into a Waiver and First Amendment to Credit Agreement and Guaranty (the “First Amendment”) that provided for, among other things, a waiver and a modification to the covenant in the Credit Agreement regarding investments in OnkosXcel, pursuant to which we were permitted to invest up to a maximum of $30,000 at any time outstanding in OnkosXcel, increased from the $25,000 at any time outstanding. The First Amendment waived any defaults or events of default arising under the Credit Agreement due to a breach prior to the date of the First Amendment of the OnkosXcel investment covenant, or a breach of our obligation to notify OFA of such default, including our investment in an amount in excess of what was previously permitted under the OnkosXcel investment covenant. In connection with the First Amendment, we paid to the Lenders a fee of $180 (representing 0.25% of the loans outstanding under the Credit Agreement on the date of the First Amendment) and agreed to pay to the Lenders an exit fee equal to 0.25% of the loans under the Credit Agreement repaid upon maturity or prepayment of the loans.

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

Following the Second Amendment, we were required to comply with certain covenants under the Credit Agreement, including a financial covenant that requires we maintain a minimum cash liquidity amount of $15,000 (or higher upon certain events) and a modified minimum revenue requirement measured on a quarterly basis based on the revenue attributable to BXCL501 for the six consecutive month period ending on the last day of the relevant quarter (the “Revenue Covenant”), subject to cure payments of not less than $1,000 if we failed to meet the minimum revenue requirement.

In connection with the closing of the Second Amendment, we amended and restated the Closing Date Warrants granted to the Lenders on April 19, 2022 to purchase up to 17 shares of the Company’s common stock at an exercise price of $320.64 per share. Pursuant to the amendment and restatement of the Closing Date Warrants, dated December 5, 2023 (the “Amended and Restated Closing Date Warrants”), the exercise price of the Closing Date Warrants was reduced to $58.3232 per share, which represented the arithmetic average of the volume-weighted average price of the Company’s common stock on the Nasdaq Capital Market during the 30 trading days preceding the Second Amendment Effective Date. In addition, the Company granted new warrants to the Lenders to purchase up to 4 shares of the Company’s common stock (the “2023 Warrant Shares”) at an exercise price of $58.3232 per share (the “2023 Warrants”). The Amended and Restated Closing Date Warrants and the 2023 Warrants will expire on April 19, 2029 and may be net exercised at the holder’s election.

On February 12, 2024 (the “Third Amendment Effective Date”), we entered into the Third Amendment to Credit Agreement and Guaranty (the “Third Amendment”), pursuant to which the Lenders agreed to waive the covenant that we shall not receive a report and opinion from our independent auditors that contains a “going concern” or like qualification or exception or emphasis of matter of going concern footnote with respect to our financial statements for the fiscal year ended December 31, 2023 and, as a result, such event shall not be an event of default. As a condition to the effectiveness of the Third Amendment, among other things, we shall have received at least $40,000 in gross proceeds from a registered public sale of the Company’s common stock, warrants and/or pre-funded warrants on or before February 20, 2024. We did not meet this condition and therefore the Third Amendment did not become effective.

On March 20, 2024, we entered into the Fourth Amendment to the Credit Agreement (“the Fourth Amendment”), pursuant to which the Lenders waived the Credit Agreement’s covenant that the report and opinion the Company received from its independent registered public accounting firm with respect to the financial statements for the year ending December 31, 2023 not contain a “going concern” or similar qualification.

The Fourth Amendment included covenants that we receive, (i) after the effective date of the Fourth Amendment and on or before April 15, 2024, at least $25,000 in gross proceeds from the issuance of our common stock, warrants and/or pre-funded warrants, and/or in non-refundable cash consideration from partnering transactions entered into after the effective date of the Fourth Amendment (so long as such partnering transactions would not require us or any of our subsidiaries to make any cash investments in connection with the partnering transactions and no such cash investments are made), and (ii) after the effective date of the Fourth Amendment and on or before November 30, 2024, at least $50,000 (for the avoidance of doubt, inclusive of amounts previously counted toward the preceding clause (i)) in gross proceeds from the issuance of our common stock, warrants and/or pre-funded warrants, and/or in cash and/or non-cash consideration (measured at fair market value, as determined by the Administrative Agent (as defined in the Credit Agreement) in its sole discretion ) from partnering transactions entered into after the effective date of the Fourth Amendment. Failure to perform this covenant would constitute (A) a default under the Credit Agreement and (B) an event of default under the Credit Agreement, subject to a cure period, in the case of clause (i) of the preceding sentence, until May 15, 2024 (for the avoidance of doubt, failure to perform clause (ii) would constitute an immediate event of default under the Credit Agreement without any cure or grace period).

In addition, the Fourth Amendment provided that if we had not, after the Effective Date and on or before September 30, 2024, received at least $40,000 in gross proceeds from the issuance of our common stock, warrants and/or pre-funded warrants, and/or cash and/or non-cash consideration (measured at fair market value, as determined by the Administrative Agent in its sole discretion) from partnering transactions entered into after the effective date of the Fourth Amendment, the “Minimum Liquidity Amount” (as defined in the Credit Agreement) that we are required to maintain at all times will increase to $25,000 from $15,000, unless and until we had received, after the effective date of the Fourth Amendment and on or before November 30, 2024, at least $50,000 in gross proceeds from the issuance of our common stock, warrants and/or pre-funded warrants, and/or in cash and/or non-cash consideration (measured at fair market value, as determined by the Administrative Agent in its sole discretion) from partnering transactions entered into after the effective date of the Fourth Amendment.

In connection with the Fourth Amendment, on the effective date of the Fourth Amendment, we granted new warrants to the Lenders to purchase up to 6 shares of our common stock (the “2024 Warrant Shares”) at an exercise price of $49.1568 per share (the “2024 Warrants”), which represents a 10% premium over the arithmetic average of the volume-weighted average price of our common stock on the Nasdaq Capital Market during the 30 trading days preceding the Effective Date. The 2024 Warrants will expire on April 19, 2029 and may be net exercised at the holder’s election.

On November 21, 2024, the Company entered into the Fifth Amendment to Credit Agreement and Guaranty and First Amendment to Fourth Amendment to Credit Agreement and Guaranty (the “Fifth Amendment”).

Pursuant to the Fifth Amendment, the Lenders agreed to, among other things, (i) waive the Credit Agreement’s covenant that the report and opinion the Company will receive from its independent registered public accounting firm with respect to the financial statements for the year ending December 31, 2024 will not contain a “going concern” or similar qualification, (ii) permanently waive the Credit Agreement’s minimum revenue covenant, and (iii) waive the Fourth Amendment’s requirement that the Company raise, after the effective date of the Fourth Amendment and on or before November 30, 2024, at least $50,000 in gross cash proceeds from the issuance of its common stock, warrants, and/or pre-funded warrants, and/or in cash and/or non-cash consideration from newly entered-into partnering transactions.

The Fifth Amendment included a new capital raising covenant requiring that the Company receive (A) after the effective date of the Fifth Amendment and on or prior to November 27,2024, at least $7,000 in gross cash proceeds from the issuance of the Company’s common stock, warrants and/or pre-funded warrants(“Raise 1”), (B) after the effective date of the Fifth Amendment and on or before March 15, 2025 (provided that the Company was required to use its commercially reasonable efforts to satisfy the requirement by February 15, 2025), at least $18,000 in net cash proceeds (including the proceeds of Raise 1) from (i) the issuance of the Company’s common stock, warrants and/or pre-funded warrants, (ii) non-refundable cash consideration from partnering transactions entered into after the effective date of the Fifth Amendment (so long as such partnering transactions would not require the Company or any of its subsidiaries to make any cash investments in connection with the partnering transactions and no such cash investments are made), (iii) the issuance of the Company’s subordinated debt (subject to terms set forth in the Fifth Amendment), and/or (iv) asset sales permitted pursuant to the Credit Agreement or consented to by the Lenders (such capital raise, “Raise 2”), and (C) after the effective date of the Fifth Amendment and on or prior to the earlier of (x) August 15, 2025 and (y) the date that is 30 days after the final data readout of the SERENITY At-Home Phase 3 trial, at least $29,000 in net cash proceeds (including the proceeds from Raise 1 and Raise 2) from the same permitted capital raising activities listed in the preceding clause (B).

In connection with the Fifth Amendment and the required capital raises described in the preceding paragraph, the Lenders agreed to modify the Credit Agreement’s minimum liquidity covenant to require minimum cash liquidity of $7,500 (instead of $25,000) from and after the closing of Raise 1 until March 30, 2025. On March 31, 2025, the minimum liquidity amount will increase to $10,000 and on September 30, 2025, the minimum liquidity amount will further increase to $15,000.

In connection with the Fifth Amendment, the Company made the required one-time amortization payment of $2,500 principal amount, together with accrued and unpaid interest and a portion of the prepayment fee and other fees payable by December 31, 2024.

The Fifth Amendment also modified the interest rate of the loans provided under the Credit Agreement from a floating rate of Term SOFR plus 7.50% per annum, to a fixed rate of 13% per annum, retroactive to and effective as of September 30, 2024. For the quarterly payment dates ending December 31, 2024, March 31, 2025, and June 30, 2025, the Company will have the ability to make interest payments of up to 10% per annum “in-kind” by capitalizing and adding such interest to the outstanding principal amount of the loans under the Credit Agreement. In addition, pursuant to the Fifth Amendment, the Company will be required to make quarterly amortization payments equal to 5.0% of the principal amount of funded loans, together with applicable prepayment fees, beginning on March 31, 2026.

On the effective date of the Fifth Amendment and as a condition to effectiveness thereof, the Company’s wholly owned subsidiaries OnkosXcel Therapeutics, LLC and OnkosXcel Employee Holdings, LLC (collectively, “OnkosXcel”), which previously provided unsecured guarantees of the Company’s obligations under the Credit Agreement, granted security interests in substantially all of their assets to support such obligations.

The Fifth Amendment amended the negative covenants under the Credit Agreement to remove flexibility the Company and its subsidiaries previously had thereunder to undertake various transactions, including, without limitation, with respect to potential dispositions of OnkosXcel or out-licenses by OnkosXcel of its intellectual property.

Pursuant to the Fifth Amendment, the Company committed to appoint a new independent board director (subject to customary background checks, applicable law, confirmation of independence and Nasdaq rules), and to provide the independent director with various privileges and committee memberships on the board of directors of the Company (including the appointment of such director on committee to be formed to focus on capital raising and evaluate strategic options). The Company also agreed to engage an investment banker reasonably acceptable to OFA and the Lenders to assist the Company and its board of directors with evaluating and exploring strategic options.

The Company also agreed to covenants requiring that the Company’s cash expenditures be monitored by the Lenders according to a board-approved budget provided to the Lenders prior to the signing of the Fifth Amendment, which cash budget will be updated on a bi-weekly basis going forward. The Company will not be permitted to make disbursements for any two-week period in excess of 115% of the aggregate budgeted amount of disbursements for the applicable period. Finally, pursuant to the Fifth Amendment, the Company is restricted from paying cash bonuses its employees or executives during the fiscal years 2024 and 2025 without OFA’s consent or increasing the cash compensation for fiscal year 2025for certain senior officers of the Company from their compensation for fiscal year 2024.

As of December 31, 2024, we had aggregate principal indebtedness of $106,722 outstanding under the Credit Agreement.

Company Warrants and Registration Rights Agreement

Prior to the Fifth Amendment, pursuant to the Credit Agreement, the Lenders had the right to purchase shares of our common stock, so long as borrowings under the Credit Agreement are outstanding, for a purchase price of $5,000 at a price per share equal to a 10% premium to the volume-weighted average price of the common stock over the 30 trading days prior to the Lenders’ election to proceed with such equity investment (the “Equity Investment Right”). The Equity Investment Right was terminated as part of the Fifth Amendment. Also, in connection with the closing of the Fifth Amendment, the Company agreed to, substantially concurrently with the closing of Raise 1, grant new warrants to the

Lenders to purchase an aggregate of 313 shares of common stock, at an exercise price of $0.16 per share (the “New Warrants”). The New Warrants will expire on the seventh anniversary of their issuance.

In addition, the Company agreed to, substantially concurrently with the closing of Raise 1, amend and restate all warrants to purchase stock of the Company issued to the Lenders prior to the effective date of the Fifth Amendment, to revise the exercise price thereunder to an exercise price equal to the lower of (i) the price per share of the common stock of the Company issued in Raise 1 and (ii) arithmetic average of the volume-weighted average price of the Company’s common stock on the Nasdaq Capital Market during the 30 trading days preceding Raise 1 (such existing warrants, as amended and restated, the “Original Warrants”). The Original Warrants provide the Lenders with the right to purchase a total of 28 shares of common stock of the Company.

We entered into a registration rights agreement with the Lenders in connection with the original closing of the Credit Agreement, which has been amended and restated since in connection with each issuance of additional warrants to the Lenders, including most recently, in connection with the Fifth Amendment (as so amended and restated the “Amended and Restated Registration Rights Agreement”). Pursuant to the Amended and Restated Registration Rights Agreement, we have filed registration statements on Form S-3 to register the shares issuable upon exercise of the Original Warrants and the New Warrants for resale. The maximum shares of our common stock issuable under the Original Warrants and the New Warrants is 366.

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

See Note 9, Debt and Credit Facilities and Note 20, Subsequent Events in the notes to consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information relating to the Credit Agreement and RIFA, including applicable interest rates, payment obligations and certain restrictive and financial covenants thereunder. As of December 31, 2024, we were in compliance with all restrictive and financial covenants under the Credit Agreement.

ATM Program

In May 2021, we entered into the Sale Agreement with Jefferies pursuant to which we could offer and sell shares of our common stock, having an aggregate offering price of up to $100,000, from time to time, through an “at the market offering” program under which Jefferies will act as sale agent. On November 1, 2023, we entered into an amendment to the Sale Agreement with Jefferies to increase the size of the “at the market offering” program; pursuant to the Sale Agreement, as amended, we can offer and sell shares of our common stock having an aggregate offering price of up to $150,000 (excluding any shares of common stock already sold in the “at the market offering” program prior to the date of the amendment), from time to time, through an “at the market offering” program under which Jefferies will act as sale agent. During the year ended December 31, 2024, we sold 240 shares under the Sale Agreement for net proceeds of $7,451. During the year ended December 31, 2023, we sold 88 shares under the Sale Agreement for net proceeds of $26,221. We terminated the Sales Agreement with Jefferies on March 26, 2025.

Cash Flows

	Year ended December 31,
	2024	2023
Cash (used in) provided by:
Operating activities	$(72,027)	$(155,006)
Investing activities	$—	$(20)
Financing activities	$36,660	$26,522

Operating Activities

Net cash used in operating activities for the year ended December 31, 2024 was $72,027 and was primarily attributable to our net loss of $59,599, a $20,180 increase in the change in fair value of our derivative liability, a $4,327 decrease in accounts payable, accrued expenses, due to related parties, and other current liabilities, and a $1,872 increase in prepaid expenses, other current assets and other assets, offset by $6,543 in payable in kind interest on our credit agreement and $6,156 in non-cash stock-based compensation.

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

Investing Activities

Net cash used in investing activities for the years ended December 31, 2024 and 2023, respectively was $0 and $20 and was primarily attributable to leasehold improvements in 2023.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2024, was $36,660 and was primarily attributable to net proceeds of $39,214 from the sale of common stock under public offerings and the Sale Agreement with Jefferies, less a debt principal payment of $2,500.

Net cash provided by financing activities for the year ended December 31, 2023, was $26,522 and was primarily attributable to net proceeds of $26,221 from the sale of common stock under the Sale Agreement with Jefferies and net proceeds of $508 from the exercise of stock options.

Operating Capital and Capital Expenditure Requirements

We expect to continue to incur significant and increasing operating losses at least for the next several years as we commercialize IGALMI® and as we expand our clinical trials of and seek marketing approval focused on BXCL501 while pursuing development of additional product candidates for BXCL502, BXCL701 and BXCL702. We expect to continue to incur net losses in the near term. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our planned clinical trials and our expenditures on other research and development activities.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect, and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development, and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. We anticipate that our expenses will increase substantially as we:

●	continue our clinical development of our product candidates;
●	conduct additional research and development with our product candidates;

●	seek to identify, acquire, license, develop and commercialize product candidates;
●	integrate acquired technologies into a comprehensive regulatory and product development strategy;
●	maintain, expand and protect our intellectual property portfolio;
●	hire scientific, clinical, quality control and administrative personnel and utilize professional services, including consultants, lawyers, and accountants;
●	add operational, financial and management information systems and personnel, including personnel to support our drug development and commercial efforts;
●	seek regulatory approvals for any product candidates that successfully complete clinical trials;
●	fully develop a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize IGALMI® and any product candidates for which we may obtain regulatory approval; and
●	continue to operate as a public company.

We believe that our existing cash and cash equivalents as of December 31, 2024 will not be sufficient to enable us to fund operating expenses and capital expenditure requirements for at least the next 12 months from the date of the issuance of the consolidated financial statements included in this Annual Report on Form 10-K, including funding our ongoing research and development and commercialization efforts. In particular, we believe that our cash and cash equivalents of $29,854 as of December 31, 2024 plus the approximately of $14,000 gross proceeds from our financing in March 2025 will allow us to fund our operations and meet our liquidity requirements into the third quarter of 2025, assuming we are able to comply with the covenants under our Credit Agreement. We expect that we will need to obtain substantial additional funding to fund our ongoing operations. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interests of our existing stockholders may be materially diluted, and the terms of these securities could include liquidation or other preferences that could adversely affect the rights of our existing stockholders. In addition, debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends, which could adversely impact our ability to conduct our business. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. If we are unable to raise capital when needed or on attractive terms, we could be forced to significantly delay, scale back or discontinue the development or commercialization of our product candidates, seek collaborators at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available, and relinquish or license, potentially on unfavorable terms, our rights to our product candidates that we otherwise would seek to develop or commercialize ourselves. To date, we have continued research and development activities while managing our cash position. However, we can provide no assurance that will be successful in obtaining additional necessary resources and, if we are unable to fund our operations, including our clinical trials, we may need to focus on advancing fewer of our product candidates or otherwise consider strategic alternatives.

Contractual Obligations and Commitments

In July 2024, the Company signed an amendment to its commercial supply agreement that requires minimum annual payments for the first five years of the agreement ending in 2026 that in aggregate total $10,000. The Company has met the minimum requirements for the first 3 years ending in 2024. The remaining minimum commitments for years 4 and 5 (2025 and 2026) is $2,000 each year.

In February 2022, we signed a distribution agreement with a third party to distribute product related to BXCL501 in the U.S. The distributor will be paid defined fees for its services under the agreement, which can be terminated by either party for cause. The distribution agreement can also be terminated by us without cause, subject to payment of agreed termination fees.

BTI leases office space for its corporate headquarters at 555 Long Wharf Drive, New Haven, Connecticut (the “HQ Lease”). The HQ Lease expires in February 2026. The Company has an option to renew the HQ Lease for one additional five-year term. Payments under the HQ Lease are fixed. The Company has approximately $456 of payments remaining under the HQ Lease. For additional details, see Note 13, Leases in the notes to consolidated financial statements included in this Annual Report on Form 10-K for additional information relating to the Company’s leases.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Risk

As of December 31, 2024, we had $29,854 of cash and cash equivalents. Our cash and cash equivalents are primarily held in U.S. Government money market funds. We do not participate in any foreign currency hedging activities and have limited exposure to other derivative financial instruments, primarily resulting from the terms and conditions of the Credit Agreement. We did not recognize any significant exchange rate losses during the years ended December 31, 2024 and 2023, respectively.

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

Interest Rate Risk

The loans under the Credit Agreement bear interest at a fixed rate of 13% payable quarterly. Consequently, we have material interest rate exposure due to our indebtedness if market rates drop in the future.

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

Item 8. Financial Statements and Supplementary Data

The financial statements required pursuant to this item and the related report of our independent auditor are included in Item 15 of this report beginning on page F-1 and are incorporated under this Item by reference. Our independent auditor for the years ended December 31, 2024 and 2023 was Ernst & Young LLP (PCAOB ID: 42), located in Stamford, Connecticut, USA.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Controls Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on internal control over financial reporting as we are a “smaller reporting company” and “non-accelerated filer” as defined under SEC rules.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Insider Trading Arrangements

(a)On December 14, 2024, Vimal Mehta, Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 2,184 shares of the Company’s common stock to cover taxes due in connection with the vesting of restricted stock units until December 31, 2025.

(b)On December 14, 2024, Richard Steinhart, Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 1,563 shares of the Company’s common stock to cover taxes due in connection with the vesting of restricted stock units until December 31, 2025.

(c)On December 14, 2024, Javier Rodriguez, Senior Vice President, Chief Legal Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 1,563 shares of the Company’s common stock to cover taxes due in connection with the vesting of restricted stock units until December 31, 2025.

(d)On December 14, 2024, Frank Yocca, Chief Scientific Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 1,563 shares of the Company’s common stock to cover taxes due in connection with the vesting of restricted stock units until December 31, 2025.

Each of these plans were terminated effective March 17, 2025.

Open Market Sales Agreement Termination

On March 26, 2025, we and Jefferies terminated that certain Open Market Sales Agreement, dated May 10, 2021, as amended on November 1, 2023.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

INFORMATION ABOUT OUR DIRECTORS & EXECUTIVE OFFICERS

The following information with respect to our Board of Directors (the “Board”) and executive officers is presented as of March 28, 2025:

Name	Age	Position at BioXcel
Vimal Mehta, Ph.D.	64	Chief Executive Officer and President, and Director
Richard Steinhart	67	Senior Vice President and Chief Financial Officer
Frank Yocca, Ph.D.	69	Senior Vice President and Chief Scientific Officer
Javier Rodriguez	53	Senior Vice President, Chief Legal Officer and Corporate Secretary
Peter Mueller, Ph.D.	68	Chairman of the Board
June Bray	71	Director
Sandeep Laumas, M.D.	56	Director
Michael Miller	67	Director
Michael Votruba, M.D.	59	Director
David Mack	54	Director
Rajiv Patni, M.D.	59	Director

Business Experience and Background of Directors and Executive Officers

Vimal Mehta, Ph.D. co-founded the Company and has served as a member of our Board since April 2017 and as our Chief Executive Officer and President since May 2017. Dr. Mehta also served as our Corporate Secretary from May 2017 to February 2021. He is also the co-founder of BioXcel Corporation (now BioXcel LLC) and, following its inception in 2005 until March 2023, served as its Chairman of the Board and Chief Executive Officer. Dr. Mehta holds a Ph.D. in Chemistry from the University of Delhi, India and completed a Post-Doctoral Fellowship in Chemistry at the University of Montpellier, France. During the length of his career, Dr. Mehta has garnered a deep understanding of the biopharma and healthcare ecosystem and has been actively involved in diverse global value generating initiatives encompassing corporate strategy and planning, global business development, and corporate fundraising. As our co-founder, he has helped shape our strategic and business trajectory which the Board believes qualifies him to serve as a director of our Company.

Richard I. Steinhart has served as our Senior Vice President and Chief Financial Officer since March 2018. From October 2017 to March 2018, Mr. Steinhart served as our Vice President and Chief Financial Officer. From October 2015 to June 2017, he was Vice President and CFO at Remedy Pharmaceuticals, Inc. From January 2014 to September 2015 Mr. Steinhart worked as a financial and strategic consultant to the biotechnology and medical device industries. From April 2006 through December 2013, Mr. Steinhart was employed by MELA Sciences, Inc., as their Vice President, Finance and Chief Financial Officer, Treasurer and Secretary from April 2006 to April 2012 and as Sr. Vice President, Finance and Chief Financial Officer from April 2012 to December 2013. From May 1992 until joining MELA Sciences, Mr. Steinhart was a Managing Director of Forest Street Capital/SAE Ventures, a boutique investment banking, venture capital, and management consulting firm focused on healthcare and technology companies. Prior to Forest Street Capital/SAE Ventures, he was Vice President and Chief Financial Officer of Emisphere Technologies, Inc. Mr. Steinhart’s other experience includes seven years at CW Group, Inc., a venture capital firm focused on medical technology and biopharmaceutical companies, where he was a General Partner and Chief Financial Officer. Mr. Steinhart is a member of the Board of Directors of Actinium Pharmaceuticals, Inc., a position he assumed in November 2013, and Atossa Genetics, Inc., where he began his service in March 2014. Mr. Steinhart serves as the Chairman of the Audit Committee at Actinium Pharmaceuticals, where he also sits on the Corporate Governance Committees. Mr. Steinhart serves as the Chairman of Atossa Genetics Audit Committee and is a member of its Audit Committee and Compensation Committee. He holds B.B.A. and M.B.A. degrees from Pace University and is a Certified Public Accountant (inactive).

Frank D. Yocca, Ph.D. has served as our Executive Vice President and Chief Scientific Officer since December 2023. From March 2018 to December 2023, he served as our Senior Vice President and Chief Medical Officer. From June 2017 to March 2018, Dr. Yocca served as our Vice President and Chief Scientific Officer. From April 2015 to April 2017, he was Senior Vice President, CNS R&D of BioXcel. From 2005 to 2015, Dr. Yocca held multiple leadership roles at AstraZeneca plc, including Vice President, Strategy and Externalization, Neuroscience Virtual Innovative Medicine Unit (iMed) (2011-2015), Vice President and Head, Strategy Unit, CNS and Pain Innovative Medicine Unit (iMed) (2010 to 2011) and Vice President and Head, CNS Pain Discovery (2005 to 2010). Prior to this, he was Executive Director at the Bristol Myers Squibb Pharmaceutical Research Institute from 1984 to 2004 where he served concurrent leadership responsibilities within the Neuroscience Clinical Group for Early and Late Clinical Development Studies. Prior to this, Dr. Yocca served as Executive Director, Neuroscience Discovery from 1997 to 2003, where he was a collaborator in the development and implementation of corporate strategic plans and leader for the Neuroscience Biology Department in the discovery of psychiatry and Alzheimer’s clinical candidates. He was a core member of the Abilify Product Development and Commercialization Team from 1999 to 2002 and a core member of the Early and Late Discovery and Development Teams from 1984 to 2001. Dr. Yocca holds a B.S. in biochemistry from Manhattan College and an M.S. in pharmacology and a Ph.D. in neuropharmacology from St. John’s University.

Javier Rodriguez has served as our Senior Vice President and Chief Legal Officer and Corporate Secretary since January 2021. Mr. Rodriguez has over 20 years of extensive strategic and legal experience within the biopharmaceutical industry and has broad leadership experience managing legal, compliance, corporate governance, intellectual property, data privacy, and government affairs professionals. Prior to joining BioXcel Therapeutics, he was Chief Legal Officer at Indivior PLC (LSE: INDV), a global pharmaceuticals company with operations in over 40 countries, from December 2014 to December 2020, where he oversaw all legal affairs, data privacy compliance, and corporate governance matters. Before taking on his role at Indivior, Mr. Rodriguez was General Counsel at Reckitt Benckiser Pharmaceuticals Inc. where he played a key leadership role in negotiating and successfully effectuating the demerger and spin-off of the organization in 2014, which included closing a $750 million secured term loan and $50 million revolving credit facility to fund on-going operations of the demerged entity. Earlier in his career, Mr. Rodriguez held roles of increasing responsibility at Reckitt Benckiser LLC, Bayer Healthcare Pharmaceuticals, Inc. and Berlex, Inc. He began his legal career in 2000 as a litigation associate at Thelen Reid & Priest, LLP in New York City. He holds a B.S. in Civil Engineering from Rutgers University, a M.S.E. in Structural Engineering from the University of Michigan and a J.D. from the University of Pennsylvania.

Peter Mueller, Ph.D. has served as a director of our Company since April 2017 and Chairman of the Board since August 2017. With over 30 years of global pharma and biotech experience, Dr. Mueller is currently the President of the Mueller Health Foundation, a private foundation tackling globally lethal infectious diseases such as tuberculosis by addressing latency and the ever-growing challenges of antimicrobial resistance. From 2014 to 2016, he was President of R&D and Chief Scientific Officer of Axcella Health, a biotechnology company. From 2003 to 2014, Dr. Mueller served as Executive Vice President Global Research and Development & Chief Scientific Officer for Vertex Pharmaceuticals, Incorporated, a biotechnology company. He was involved in the development of Incivek (2011), Kalydeco (2012), and Orkambi (2014). Prior to his tenure at Vertex, he served as Senior Vice President, Research and Development, for Boehringer Ingelheim Pharmaceuticals, Inc. overseeing global research programs (immunology, inflammation, cardiovascular diseases and gene therapy) and the development of all drug candidates of the company’s worldwide portfolio in North and South America, Canada and Japan, beginning in 1997. He was involved in the development of Spiriva, Combivent, Atrovent and Viramune. Dr. Mueller received both an undergraduate degree and a Ph.D. in Chemistry at the Albert Einstein University of Ulm, Germany, where he also holds a Professorship in Theoretical Organic Chemistry. He completed fellowships in Quantum Pharmacology at Oxford University and in Biophysics at Rochester University. He is a member of various scientific and political societies and currently serves on the Board of the US-India Chamber of Commerce Biotech. He also serves as chairman of the Scientific Advisory Board of BioXcel LLC and is an advisor to the University of Iowa Center for Bioanalysis and Bioprocessing. We believe that Dr. Mueller’s extensive experience in the life sciences industry as a scientist and executive qualifies him to serve as a director of our Company.

June Bray has served as a director of our Company since March 2021. She previously served as Senior Vice President, Global Regulatory Affairs and Medical Writing of Allergan, Inc., a pharmaceutical company, from 2008 to 2020, where she was in charge of global regulatory strategies for development projects and lifecycle management for all therapeutic areas. From 2006 to 2008, Ms. Bray was Vice President, Regulatory Affairs at Organon & Co. (prior to its merger with Merck & Co.), where she led departments responsible for regulatory activities for development and marketed products and, from 1980 to 2006, Ms. Bray served in various capacities at Berlex Laboratories, Inc., most recently as Vice President, Global Regulatory Affairs for Specialized Therapeutics/Oncology, a position she held from 2003 to 2006. Ms. Bray has served on the Board of Quince Therapeutics, Inc. since June 2022. Ms. Bray holds an M.B.A. from Fairleigh Dickinson University and a B.S. from the University of Rhode Island. We believe that Ms. Bray’s extensive experience in developing global regulatory strategies for product candidates qualifies her to serve as a director of our Company.

Sandeep Laumas, M.D. has served as a director of our Company since September 2017. Since June 2020, Dr. Laumas has served as Chief Business Officer and Chief Financial Officer of Instil Bio Inc. He served as a Director of BioXcel Corporation from May 2013 to August 2017. Dr. Laumas served as a director of 9 Meters BioPharma, Inc. (formerly Innovate Biopharmaceuticals Inc.), a biopharma company, from January 2014 to June 2021, including serving as the Executive Chairman from 2014 to April 2020, and as its Chief Executive Officer from February 2019 to April 2020. Dr. Laumas has served as a director of Unicycive Therapeutics Inc. since January 2018. He began his career at Goldman Sachs & Co. in New York in the Investment Banking Division. Dr. Laumas then joined Balyasny Asset Management in New York and later moved to North Sound Capital as a Managing Director responsible for global healthcare investments. He has been investing in healthcare via investment vehicles, Bearing Circle Capital. Dr. Laumas has served as a director of Parkway Holdings Ltd. (IHH Healthcare) and SRL Ltd. Dr. Laumas received his A.B. in Chemistry from Cornell University in 1990, M.D. from Albany Medical College in 1995 with a research gap year at the Dana-Farber Cancer Institute and completed his medical internship in 1996 from the Yale University School of Medicine. Dr. Laumas has a novel industry perspective, particularly in both public and private investments and financial transactions in the healthcare arena, which we believe qualifies him to serve as a director of our Company.

Michael Miller has served as a director of our Company since June 2022. He has served as an advisor to several biopharmaceutical companies, including Concarlo Therapeutics since June 2022 and Rigel Pharmaceuticals, Inc. since January 2022. Prior to that, he served as Executive Vice President, Commercial of Jazz Pharmaceuticals plc from March 2014 to August 2020. Since May 2018, Mr. Miller has served on the Board of Puma Biotechnology Inc., where he also serves on the Compensation Committee. Mr. Miller received his B.S. from the University of San Francisco and his M.B.A. from San Francisco State University. The Board believes that Mr. Miller’s extensive experience at commercial pharmaceutical and public companies will provide valuable contributions to the Board.

Michal Votruba, M.D., has served as a director of our Company since March 2019. Since 2013, Dr. Votruba has been a Director of the Gradus/RSJ Life Sciences Fund, the largest dedicated fund in Central Europe with a portfolio of companies in Europe and the United States. Dr. Votruba served as a director of Mynd Analytics, Inc., a telebehavioral health services company, from July 2015 to 2019, and served as a director of Telemynd, Inc., successor to Mynd Analytics, since 2019. Since 2010, he has served as a member of the board of PrimeCell Therapeutics as the Director of Global Business Development overseeing the expansion of the largest regenerative medicine company operating in Central Europe. In 2009, the Czech Academy of Sciences solicited Dr. Votruba’s expertise for the first successful privatization project of the Institute of Experimental Medicine in Prague: the newly created protocol established a precedent for future privatization projects in the Czech Republic. Dr. Votruba earned his M.D. from the Medical Faculty of Charles University in Prague in 1989. Shortly thereafter, he emigrated from Czechoslovakia and developed his professional career in Canada and the USA. Since 2005, Dr. Votruba combined his theoretical and clinical experience in the field of Competitive Intelligence serving the global pharmaceutical industry for eight years as an industry analyst advising senior leaders of companies including Amgen, Novartis, Eli Lilly, Allergan, EMD, Serono and Sanofi. Dr. Votruba brings valuable expertise to the Board as a clinical psychiatrist and broad experience in the international marketing of innovative medical technologies.

David Mack has more than 25 years of experience as a lawyer, director, and investor. He served as a director of of our Company since November 2024. He has extensive experience in leading transactions as well as deep knowledge of complex restructuring and litigation. He has previously served (or serves) on the boards of TerraForm Global, Inc. (NSDQ: GLBL), Speedcast International Limited (ASX: SDA) and Intelsat S.A., among others. He started his career in Sydney as a lawyer with Mallesons Stephen Jaques and then worked for Linklaters LLP in London. In 2000, he moved to the US, where he worked at Simpson Thacher & Bartlett, LLP followed by Perry Capital LLC. He has a BA and an LLB (Hons) from the University of Sydney. In connection with his appointment, Mr. Mack was also appointed to the Compensation Committee, effective with his commencement of service, as well as the newly formed Capital Raising

Committee. We believe that Mr. Mack is qualified to serve as a director of our Company because of his extensive experience working on strategic transactions.

Dr. Rajiv Patni Since September 2024, Dr. Patni has served as the Chief Executive Officer of Judo Bio, a biopharmaceutical development company focused on pioneering oligonucleotide medicines delivered to the kidney. He previously served as Chief Research and Development Officer at Reata Pharmaceuticals, a commercial-stage company acquired by Biogen and he is currently serving as a board member of Quince Therapeutics, Inc. (Nasdaq: QNCX). Previously, Dr. Patni also served as Chief Medical Officer at several public, commercial-stage biopharmaceutical companies - Global Blood Therapeutics, Portola Pharmaceuticals, and Adamas Pharmaceuticals, until their acquisitions by larger companies. Earlier in his career, Dr. Patni held roles of increasing responsibility at Pfizer, Roche, and Actelion. Dr. Patni received his M.D. from the Icahn School of Medicine at Mount Sinai in New York City as part of an accelerated B.S./M.D. program. He completed an internal medicine residency and adult cardiology fellowship at the Albert Einstein College of Medicine, also in New York City, where he continued as an attending physician-scientist before joining the biopharmaceutical industry. We believe that Dr. Patni’s extensive experience in biopharmaceutical product development will provide valuable contributions to the Board.

Board and Committee Information

During fiscal 2024, our Board of Directors met 12 times, the audit committee met four times, the capital raise committee met four times, and the pricing committee met two times. In 2024, each of our incumbent directors attended at least 75% of the meetings of the Board and committees on which he or she then served as a member.

Executive sessions, which are meetings of the non-management members of the Board, are regularly scheduled throughout the year. In addition, at least twice per year, the independent directors meet in a private session that excludes management and any non-independent directors. The Chair of the Board presides at each of these meetings and, in his absence, the non-management and independent directors in attendance, as applicable, determine which member will preside at such session.

Board Leadership Structure

Our Corporate Governance Guidelines provide our Board with flexibility to combine or separate the positions of Chairperson of the Board and Chief Executive Officer in accordance with its determination that utilizing one or the other structure would be in the best interests of the Company and its stockholders. If the Chairperson of the Board is a member of management or does not otherwise qualify as independent, our Corporate Governance Guidelines provide for the appointment by the independent directors of a lead independent director (the “Lead Director”). The Lead Director’s responsibilities include, but are not limited to: presiding over all meetings of the Board at which the Chairperson of the Board is not present, including any executive sessions of the independent directors; approving Board meeting schedules and agendas; and acting as the liaison between the independent directors and the Chief Executive Officer and Chairperson of the Board. Our Corporate Governance Guidelines provide that, at such times as the Chairperson of the Board qualifies as independent, the Chairperson of the Board will serve as Lead Director.

The positions of our Chair of the Board and our Chief Executive Officer are currently served by two separate persons. Dr. Mueller serves as Chairman of the Board, and Dr. Mehta serves as our Chief Executive Officer. In his capacity as the independent Board Chair, Dr. Mueller performs the functions of the Lead Director.

The Board believes that our current leadership structure of Chief Executive Officer and Chair of the Board being held by two separate individuals is in the best interests of the Company and its stockholders and strikes the appropriate balance between the Chief Executive Officer and President’s responsibility for the strategic direction, day-to day-leadership and performance of our Company and the Chair of the Board’s responsibility to guide overall strategic direction of our Company and provide oversight of our corporate governance and guidance to our Chief Executive Officer and President and to set the agenda for and preside over Board meetings. We recognize that different leadership structures may be appropriate for companies in different situations and believe that no one structure is suitable for all companies. Accordingly, the Board will continue to periodically review our leadership structure and make such changes in the future as it deems appropriate and in the best interests of the Company and its stockholders.

Board Committees

Our Board has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee, each of which has the composition and the responsibilities described below. In addition, from time to time, special committees may be established under the direction of our Board when necessary to address specific issues. Each of the audit committee, the compensation committee and the nominating and corporate governance committee operates under a written charter which are available in the “Governance - Governance Documents” section of the “Investors” page of our website located at www.bioxceltherapeutics.com.

Nominating and
Corporate
	Audit	Compensation	Governance
	Committee	Committee	Committee
June Bray	–—	–—	X
Sandeep Laumas, M.D.	Chair	X	X
Peter Mueller, Ph.D.	X	Chair	Chair
Michael Miller	X	–—	–—
Michal Votruba, M.D.	X	–—	–—
David Mack	–—	X	–—
Rajiv Patni	–—	–—	–—

Audit Committee

Our audit committee is responsible for, among other things:

●	appointing, approving the compensation of, and assessing the independence of, our registered public accounting firm;
●	overseeing the work of our independent registered public accounting firm, including through the receipt and consideration of reports from such firm;
●	reviewing and discussing our annual and quarterly financial statements and related disclosures with management and our independent registered public accounting firm;
●	considering whether to recommend to the Board that the Company’s audited financial statements be included in the Company’s Annual Report on Form 10-K;
●	coordinating our Board’s oversight of our internal control over financial reporting, disclosure controls and procedures and code of business conduct and ethics;
●	discussing our risk assessment and risk management policies, and overseeing management of our financial risks, cybersecurity risks, information security risks, and, as necessary or advisable, such other material risks facing the Company;
●	meeting independently with our internal auditors, if any, independent registered public accounting firm and management;
●	reviewing on a periodic basis our investment policy;
●	reviewing and approving or ratifying any related person transactions;
●	pre-approving all audit and non-audit services provided to us by our independent auditor (other than those provided pursuant to appropriate preapproval policies established by the committee or exempt from such requirement under SEC rules);

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters, and for the confidential and anonymous submission by our employees of concerns regarding questionable accounting or auditing matters; and
●	preparing the audit committee report required by SEC rules.

The current members of our audit committee are Peter Mueller, Sandeep Laumas, Michael Miller and Michal Votruba, with Dr. Laumas serving as chair. All members of our audit committee meet the requirements for financial literacy under the applicable Nasdaq rules and regulations. Our Board has affirmatively determined that each member of our audit committee qualifies as “independent” under Nasdaq’s additional standards applicable to audit committee members and Rule 10A-3 of the Exchange Act applicable to audit committee members. In addition, our Board has determined that each of Dr. Laumas, Mr. Miller, Dr. Mueller, and Dr. Votruba qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K.

Compensation Committee

Our compensation committee is responsible for, among other things:

●	reviewing and approving, or recommending for approval by the board of directors, the compensation of our Chief Executive Officer and our other executive officers;
●	reviewing and approving or make recommendations to the Board regarding the Company’s incentive compensation plans and equity-based plans and arrangements;
●	overseeing and administering our incentive compensation and equity-based plans and arrangement;
●	periodically reviewing and making recommendations to our board of directors with respect to director compensation;
●	reviewing and discussing annually with management our “Compensation Discussion and Analysis,” to the extent required;
●	preparing the annual compensation committee report required by SEC rules, to the extent required;
●	reviewing and discussing the results of the most recent stockholder advisory vote on executive compensation, and reviewing and recommending to our board of directors for approval the frequency with which we should conduct such votes, to the extent required; and
●	overseeing the Company’s programs and policies as may be applicable, regarding talent management (including retention, development and training) and diversity and inclusion.

The current members of our compensation committee are Peter Mueller, Ph.D., David Mack and Sandeep Laumas, M.D., with Dr. Mueller serving as chair. Our Board has determined that each member of our compensation committee qualifies as “independent” under Nasdaq’s additional standards applicable to compensation committee members and is a “non-employee director” as defined in Section 16b-3 of the Exchange Act.

The compensation committee generally considers the Chief Executive Officer’s recommendations when making decisions regarding the compensation of non-employee directors and executive officers (other than the Chief Executive Officer). Pursuant to the compensation committee’s charter, the compensation committee has the authority to retain or obtain the advice of compensation consultants, legal counsel and other advisors to assist in carrying out its responsibilities. Before selecting any such consultant, counsel or advisor, the compensation committee reviews and considers the independence of such consultant, counsel or advisor in accordance with applicable Nasdaq rules. We must provide appropriate funding for payment of reasonable compensation to any advisor retained by the compensation committee.

Compensation Consultants

The compensation committee has the authority under its charter to retain outside consultants or advisors, as it deems necessary or advisable. In accordance with this authority, the compensation committee.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee is responsible for, among other things:

●	identifying individuals qualified to become members of our Board;
●	recommending to our Board the persons to be nominated for election as directors and to each committee of the Board;
●	developing and recommending to our Board corporate governance guidelines, and reviewing and recommending to our board of directors proposed changes to our corporate governance guidelines from time to time;
●	reviewing and making recommendations to the Board in connection with a director’s notification of a change in employment or other circumstances; and
●	overseeing a periodic evaluation of our Board.

The current members of our nominating and corporate governance committee are June Bray, Sandeep Laumas and Peter Mueller, with Peter Mueller serving as chair. Our Board has determined that each of Ms. Bray and Drs. Laumas and Mueller qualifies as “independent” under applicable Nasdaq rules applicable to nominating and corporate governance committee members.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics (the “Code of Conduct”) that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy of our Code of Business Conduct and Ethics is available under the “Governance - Governance Documents” section of the Investors page of our website located at www.bioxceltherapeutics.com, or by writing to our Corporate Secretary at our offices at 555 Long Wharf Drive, New Haven, CT 06511. We intend to make any required disclosures regarding amendments to, or waivers of, provisions of our Code of Conduct on our website rather than by filing a Current Report on Form 8-K.

Insider Trading Policy

We maintain an Insider Trading Compliance Policy governing the purchase, sale, and other disposition of Company securities that is applicable to all of our directors, officers and employees. We believe our Insider Trading Compliance Policy and procedures are reasonably designed to promote compliance with insider trading laws. A copy of our Insider Trading Compliance Policy is filed hereto as Exhibit 19.1.

The policy additionally prohibits our directors, officers and employees from purchasing financial instruments, such as prepaid variable forward contracts, equity swaps, collars, and exchange funds, or otherwise engaging in transactions that hedge or offset, or are designed to hedge or offset, any decrease in the market value of our equity securities. All such transactions involving our equity securities, whether such securities were granted as compensation or are otherwise held, directly or indirectly, are prohibited.

Compensation Recovery Policy (Clawback Policy)

In 2023, we adopted a compensation recovery, or “clawback,” policy (the “Clawback Policy”) in accordance with the Nasdaq listing standards and Exchange Act Rule 10D-1. The Clawback Policy provides for the mandatory recovery (subject to limited exceptions) from current and former officers of incentive-based compensation that was erroneously received during the three years preceding the date that the Company is required to prepare an accounting restatement. The Clawback Policy is overseen and administered by the Compensation Committee. The full text of the Clawback Policy was included as Exhibit 97 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the SEC on March 22, 2024.

Interested Persons’ Communications with the Board

To help foster input and insight from the Company’s stockholders and other interested parties (collectively, “Interested Parties”), Interested Parties may communicate with, or otherwise make his or her concerns known directly to, the Chairperson of the Board, the lead director, if any, any chairperson of a Board committee, or the non-management or independent members of the Board, by addressing such communications to the intended recipient by name or position in care of: BioXcel Therapeutics, Inc., Attn: Chief Legal Officer, 555 Long Wharf Drive, New Haven, Connecticut 06511. The Chief Legal Officer will forward such communications to the appropriate party.

Item 11. Executive Compensation

The following is a discussion of the compensation arrangements of our named executive officers (“NEOs”). As a smaller reporting company, we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to smaller reporting companies.

Our NEOs include our principal executive officer and our two most highly compensated executive officers, other than our principal executive officer, for the fiscal year ended December 31, 2024. These NEOs and their positions are:

●	Vimal Mehta, Ph.D., our Chief Executive Officer and President;
●	Javier Rodriquez, our Senior Vice President, Chief Legal Officer and Secretary; and
●	Richard Steinhart, our Senior Vice President and Chief Financial Officer.

Summary Compensation Table

The following table shows information regarding the compensation of our NEOs for the years presented.

					Non-Equity
			Stock	Option	Incentive Plan	All Other
		Salary	Awards	Awards	Compensation	Compensation	Total
Name and Principal Position	Year	($)	($)(1)	($)(1)	($)	($)(2)	($)
Vimal Mehta, Ph.D.	2024	1,001,570	—	101,250	—	16,425	1,119,245
Chief Executive Officer	2023	1,001,569	1,097,600	2,615,928	—	16,050	4,731,147
Javier Rodriguez	2024	423,833	181,755	398,530	—	8,625	1,012,552
Senior VP and Chief Legal Officer	2023	423,833	191,588	498,272	—	8,250	1,121,943
Richard Steinhart	2024	409,872	181,755	398,339	—	4,128	998,216
SVP and Chief Commercial Officer
(1)	The amounts reported represent the grant date fair value of performance-based units, restricted stock units and stock options granted to our NEOs as computed in accordance with Accounting Standards Codification 718, Compensation - Stock Compensation (ASC 718). For all performance-based units, the amounts were calculated based on the probable outcome of the performance condition as of the grant date. The following are the values of the performance-based units as of the grant date assuming attainment of the maximum level of performance: Dr. Mehta ($300,000), Mr. Rodriguez ($84,000) and Mr. Steinhart ($84,000). Note that the amounts reported in these columns reflect the accounting cost for these awards and do not correspond to the actual economic value that may be received by our NEOs from the awards. We provided information regarding the assumptions used to calculate the value of the restricted stock units and stock options in Note 12 to our financial statements included herein.

(2)

The amounts reported for 2024 represent reimbursement for healthcare benefits ($7,800) and ($4,128) for Dr. Mehta and Mr. Steinhart, respectively, and 401(k) matching contributions of ($8,625) for each named executive officer other than Mr. Steinhart. No bonus was paid for the year 2024.

Narrative to Summary Compensation Table

2024 Salaries

Our NEOs receive a base salary to compensate them for services rendered to the Company. The base salary payable to each NEO is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. The base salaries of our NEOs are reviewed from time to time and adjusted when our Board or compensation committee determines an adjustment is appropriate. The compensation committee determined not to increase the salaries of the NEOs in 2024.

2024 Equity Awards

During 2024, we awarded stock options, time-based restricted stock units and performance-based restricted stock units (“PSUs”) to our NEOs as the long-term incentive component of our executive compensation program. We typically grant equity awards at such times as our Board determines appropriate. The following table sets forth the equity awards we granted to our NEOs during 2024:

	2024 Equity Awards Granted (#)
Name	Options	RSUs	PSUs
Vimal Mehta, Ph.D.	6,250		15,625
Javier Rodriguez	1,875	625	4,375
Richard Steinhart	1,875	625	4,375

The options were granted with exercise prices equal to the fair market value of our common stock on the date of grant. The stock options generally vest and becomes exercisable as to 50% of the total number of shares underlying the option on each of the first and second anniversaries of the date of grant and the remaining become fully vested on the second anniversary of the date of the grant, subject, in each case, to the holder’s continued service through the applicable vesting date. The time-based restricted stock units generally vest fully on the first anniversary of the date of the grant, subject, in each case, to the holder’s continued service through the applicable vesting date.

The PSUs granted to Dr. Mehta, Mr. Rodriquez and Mr. Steinhart are eligible to vest within thirty days of the first anniversary of the grant date the participants continued employment with the Company and based on the attainment of the following performance metrics, as determined by the Board: (i) a satisfactory completion of securing at least $25 million of additional funding for the Company (50% of the PSUs); (ii) successfully initiates trials for its Serenity and Tranquility programs and progress towards data readouts for such program trials (25% of the PSUs); (iii) significant progress towards achieving $5 million in IGALMI revenues (15% of the PSUs); and (iv) making progress towards securing a partnership deal (10% of the PSUs). The Board decided to grant PSUs during 2024 in order to further align the interests of Dr. Mehta, Mr. Rodriquez and Mr. Steinhart with the strategic clinical and operational objectives of the Company.

Refer to the “Outstanding Equity Awards at Year End” table below for additional information regarding the equity awards granted to our NEOs during 2024.

2024 Annual Bonuses

We offer our NEOs the opportunity to earn discretionary annual cash bonuses to compensate them for attaining company and individual performance goals. Each NEO’s target bonus opportunity is expressed as a percentage of annual base salary. Pursuant to the Fifth Amendment to the Credit Agreement, we are restricted from paying cash bonuses to our employees or executives during the fiscal years 2024 and 2025 without OFA’s consent or increasing the cash compensation for fiscal year 2025 for certain senior officers of the Company from their compensation for fiscal year 2024.

The performance goals for annual bonuses are reviewed and approved annually by the compensation committee. For 2024, the annual bonus metrics established by the compensation committee were based on the achievement of certain company performance goals, as well as an assessment of individual performance. In early 2025 the Board determined that it would use its discretion to not award annual bonuses for 2024 performance to the NEOs.

Other Elements of Compensation

Our NEOs are eligible to participate in our employee benefit plans and programs, which generally include medical, dental and vision benefits, and life, short-term, and long-term disability insurance to the same extent as our other full-time employees generally, subject to the terms and eligibility requirements of those plans. During 2024, we reimbursed Dr. Mehta for his healthcare premium payments.

We maintain a 401(k) defined contribution plan (the “401(k) Plan”), for the benefit of our employees who satisfy certain eligibility requirements. Our NEOs are eligible to participate in the 401(k) Plan on the same terms as other full-time employees. In 2024, we matched employee contributions to the 401(k) Plan up to 50% of the first 5% of eligible compensation.

The amounts paid pursuant to these arrangements are set forth in the Summary Compensation Table in the column entitled “All Other Compensation.”

In response to Item 402(x)(1) of Regulation S-K, the Company does not currently grant new awards of stock options, stock appreciation rights, or similar option-like instruments within four business days before or one business day after the release of a Form 10-Q, 10-K, or 8-K that discloses material nonpublic information (MNPI). Accordingly, the Company has no specific policy or practice on the timing of awards of such options in relation to the disclosure of MNPI by the Company.

Outstanding Equity Awards at Year End

The following table sets forth all outstanding equity awards held by each of the NEOs as of December 31, 2024.

										Equity
										Incentive
									Equity	Plan
									Incentive	Awards:
									Plan	Market or
									Awards:	Payout
									Number of	Value of
								Market	Unearned	Unearned
							Number of	Value of	Shares,	Shares,
							Shares or	Shares or	Units of	Units or
			Number of	Number of			Units of	Units or	Other	Other
			Securities	Securities			Stock	Stock	Rights	Rights
			Underlying	Underlying	Option		That	That	That	That
	Vesting		Unexercised	Unexercised	Exercise	Option	Have Not	Have Not	Have Not	Have Not
	Commencement		Options (#)	Options (#)	Price	Expiration	Vested	Vested	Vested	Vested
Name	Date		Exercisable	Unexercisable	($)	Date	(#)	($)(1)	(#)	($)(1)
Vimal Mehta, Ph.D.	08/23/2017		18,376	—	6.56	08/23/2027	—	—	—	—
	05/23/2019		11,732	—	160.64	05/23/2029	—	—	—	—
	05/26/2020	(2)	15,625	—	735.84	05/26/2030	—	—	—	—
	03/25/2021	(2)	14,647	978	658.72	03/25/2031	—	—	—	—
	03/14/2022	(2)	7,170	3,268	244.96	03/14/2032	—	—	—	—
	03/14/2022	(4)	—	—	—	—	816	$4,882	—	—
	03/15/2023	(3)	4,588	5,913	313.60	03/14/2033	—	—	—	—
	03/15/2023	(5)	—	—	—	—	1,969	$11,779	—	—
	07/22/2024	(7)	—	6,250	19.20	07/22/2034	—	—	—	—
	07/22/2024	(6)	—	—	—	—	—	—	15,625	$93,475
Javier Rodriquez	02/22/2021	(2)	1,917	84	878.40	02/22/2031	—	—	—	—
	08/16/2021	(2)	523	103	381.44	08/16/2031	—	—	—	—
	03/14/2022	(2)	1,427	659	244.96	03/14/2032	—	—	—	—
	03/14/2022	(4)	—	—	—	—	163	$975	—	—
	03/15/2023	(3)	869	1,132	313.60	03/15/2033	—	—	—	—
	03/15/2023	(5)	—	—	—	—	317	$1,896	—	—
	07/22/2024	(7)	—	1,875	19.20	07/22/2034	—	—	—	—
	07/22/2024	(8)	—	—	—	—	625	$3,739	—	—
	07/22/2024	(6)	—	—	—	—	—	—	4,375	$26,173
Richard Steinhart	10/02/2017	(2)	5,010	—	88.80	10/02/2027	—	—	—	—
	03/12/2018	(2)	2,016	—	176.00	03/12/2028	—	—	—	—
	05/26/2020	(2)	3,438	—	735.84	05/25/2030	—	—	—	—
	03/25/2021	(2)	1,172	79	658.72	03/25/2031	—	—	—	—
	03/14/2022	(3)	1,430	655	244.96	03/14/2032	—	—	—	—
	03/14/2022	(4)	—	—	—	—	163	$975	—	—
	03/15/2023	(3)	869	1,132	313.60	03/15/2033	—	—	—	—
	03/15/2023	(5)	—	—	—	—	317	$1,896	—	—
	07/22/2024	(7)	—	1,875	19.20	07/22/2034	—	—	—	—
	07/22/2024	(8)	—	—	—	—	625	$3,739	—	—
	07/22/2024	(6)	—	—	—	—	—	—	4,375	$26,173

(1)

The amounts shown are based on the closing price of our common stock on December 31, 2024 of $5.9840 per share. For the restricted stock units in Employee Holdings, the amount shown is based on the fair market value of such awards as of December 31, 2024.

(2)	The unvested portion of the option vests in substantially equal monthly installments until the fourth anniversary of the vesting commencement date.
(3)

The option vests as to 25% of the shares on the first anniversary of the vesting commencement date and in substantially equal monthly installments thereafter until the fourth anniversary of the vesting commencement date.

(4)	The RSUs vest in substantially equal quarterly installments until the fourth anniversary of the vesting commencement date
(5)

The RSUs vest as to 25% of the shares on the first anniversary of the vesting commencement date and in substantially equal quarterly installments thereafter until the fourth anniversary of the vesting commencement date.

(6)

The PSUs are eligible to vest on the first anniversary of the vesting commencement date based on the Board’s determination that certain Company performance metrics have been attained. See “Equity Compensation” above for a description of these metrics.

(7)	The option vests as to 50% of the shares on each of the first and second anniversaries of the grant date.
(8)	The RSUs vest on the first anniversary of the grant date.

Employment Arrangements - 2024

We have entered into employment agreements with each of our NEOs that set forth the terms and conditions of each executive’s employment with us. All descriptions of the employment agreements herein describe the agreements in effect as of December 31, 2024, and do not reflect subsequent amendments.

Each employment agreement establishes an annual base salary and target bonus opportunity for each NEO. The amounts in effect during 2024 are described above under the headings “2024 Salaries” and “2024 Annual Bonuses.” The NEOs are eligible to participate in our employee benefit plans and programs for which the NEO is eligible, subject to the terms and conditions of such plans and programs.

During 2024, in the event that an NEO was terminated by us without cause, or by the executive for good reason, subject to the NEO’s timely execution and non-revocation of a release of claims in our favor, the executive would have been eligible to receive (i) a pro-rated portion of the executive’s annual bonus for the year of termination; (ii) base salary continuation for 24 months for Dr. Mehta, 6 months for Mr. Rodriguez and Mr. Steinhart; and (iii) reimbursement for COBRA premium payments for the applicable severance period. In addition, Dr. Mehta would be entitled to vesting of 50% of any unvested equity awards held by him immediately prior to his termination. The Company must provide an NEO 30 days’ notice in the event we terminate such NEO without cause.

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

The employment agreements generally define “cause” as, subject to certain notice and cure rights, the NEO’s (i) material breach or material default of the employment agreement or any other agreement between us and the NEO, or repeated failure to follow the direction of the Company or our Board, as applicable; (ii) gross negligence, willful misfeasance or breach of fiduciary duty to us or our affiliates; (iii) commission of an act or omission involving fraud, embezzlement, misappropriation or dishonesty in connection with NEO’s duties to us or our affiliates, or, for Mr. Rodriguez or Mr. Steinhart, that is otherwise likely to be materially injurious to the business or reputation of the Company or our affiliates; or (iv) conviction of, indictment for, or pleading guilty or nolo contendere to, any felony or other crime involving fraud or moral turpitude.

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

Non-Employee Director Compensation

The non-employee members of our Board are eligible to receive compensation for their service on our Board. Under our director compensation program, during 2024 each non-employee director was eligible to receive an option to purchase 1,875 shares of common stock upon such director’s initial election or appointment to the Board. Additionally, each non-employee director who has been serving as a non-employee director for at least six months as of the date of any annual meeting of stockholders and will continue to serve as a non-employee director immediately following such meeting, was eligible to receive an option to purchase 1,062 shares of common stock on the date of such annual meeting. The options granted to our non-employee directors have an exercise price equal to the fair market value of our common stock on the date of grant and expire not later than ten years after the date of grant. The stock options granted upon a director’s initial election or appointment vest in three substantially equal annual installments following the date of grant. The stock options granted annually to directors vest in a single installment on the earlier of the day before the next annual meeting or the first anniversary of the date of grant. In addition, all unvested stock options vest in full upon the occurrence of a change in control. For the appointment of David Mack in 2024, we provided a separate grant of RSUs and a separate cash arrangement in lieu of the stock option award and cash payments typically granted to new directors, as described below in the “Director Compensation Table”.

In addition, our non-employee directors were eligible to receive cash retainers for service on our Board and committees of our Board during 2024 as set forth in the table below.

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

Director Compensation Table

The following table sets forth information for the year ended December 31, 2024 regarding the compensation awarded to, earned by or paid to our non-employee directors:

	Fees Earned or
	Paid in Cash		Option Awards		Stock Awards	Total
Name	($)		($)(1)		($)	($)
Peter Mueller, Ph.D.(2)	$130,000		$20,410	(2)	$—	$150,410
Sandeep Laumas, M.D.(3)	$92,500		$20,410	(3)	$—	$112,910
Michal Votruba, M.D.(4)	$70,000		$20,410	(4)	$—	$90,410
June Bray(5)	$65,000		$20,410	(5)	$—	$85,410
Michael Miller(6)	$70,000		$20,410	(6)	$—	$90,410
David Mack(7)	$30,000	(8)	$—	(7)	$185,619	$215,619
(1)

The amounts reported represent the grant date fair value of stock options granted to our non-employee directors as computed in accordance with ASC 718. Note that the amounts reported in this column reflect the accounting cost for these stock options and do not correspond to the actual economic value that may be received by the recipients from the options. We provide information regarding the assumptions used to calculate the value of the option awards in Note 12 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.

(2)	As of December 31, 2024, Dr. Mueller held options to purchase an aggregate of 16,667 shares of our common stock, of which 15,604 shares of common stock were exercisable.
(3)	As of December 31, 2024, Dr. Laumas held options to purchase an aggregate of 14,028 shares of our common stock, of which 12,965 shares of common stock were exercisable.
(4)	As of December 31, 2024, Dr. Votruba held options to purchase an aggregate of 6,265 shares of our common stock, of which 5,202 shares of common stock were exercisable.
(5)	As of December 31, 2024, Ms. Bray held options to purchase an aggregate of 5,013 shares of our common stock, of which 3,950 shares of common stock were exercisable.
(6)	As of December 31, 2024, Mr. Miller held options to purchase an aggregate of 4,001 shares of our common stock, of which 2,938 shares of common stock were exercisable.
(7)	As of December 31, 2024, Mr. Mack held 16,932 unvested restricted stock units.

(8)    As of December 31, 2024, Mr. Mack earned $30,000 in board fees for services provided since joining the Board in November 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information relating to the beneficial ownership of our common stock as of March 21, 2025 by:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our outstanding shares of common stock;
●	each of our directors;
●	each of our named executive officers for 2024; and
●	all of our current directors and executive officers as a group.

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

The percentage of shares beneficially owned is computed on the basis of 5,468,038 shares of our common stock outstanding as of March 21, 2025. Shares of our common stock that a person has the right to acquire within 60 days of March 21, 2025 are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group. Unless otherwise indicated below, the address for each beneficial owner listed is c/o 555 Long Wharf Drive, New Haven, CT 06511.

	Number of Shares	Percentage of Shares
Name of Beneficial Owner	Beneficially Owned	Beneficially Owned
Holders of more than 5%:
BioXcel LLC(1)	480,343	8.78%
Armistice Capital Master Fund Ltd.(2)	1,385,083	9.99%

Named executive officers and directors:
Vimal Mehta, Ph.D.(1)(3)	573,619	10.3%
Javier Rodriguez(4)	6,903	*
Richard Steinhart(5)	21,437	*
June Bray(6)	3,950	*
Sandeep Laumas, M.D.(7)	12,965	*
Michael Miller(8)	2,312	*
Peter Mueller, Ph.D.(9)	23,091	*
Michal Votruba, M.D.(10)	16,725	*
David Mack(11)	10,158	*
Rajiv Patni(12)	938	*
All executive officers and directors as a group (11 individuals)(13)	692,185	12.3%

* Represents less than 1%.

(1)

Based solely on a Schedule 13D filed with the SEC on June 6, 2024. BioXcel LLC and BioXcel Holdings, Inc. have shared voting power and shared dispositive power over 480,343 shares of our common stock. Dr. Mehta and affiliated trusts are significant stockholders of BioXcel Holdings, Inc. BioXcel LLC is majority owned and controlled by BioXcel Holdings, Inc. BioXcel LLC is a subsidiary of BioXcel Holdings, Inc. Mr. Mehta is an executive officer and the sole member of the board of directors of BioXcel Holdings, Inc. and an executive officer and one of two managers on the board of managers of BioXcel LLC and BioXcel Holdings, Inc. As such, each of Mr. Mehta and BioXcel Holdings, Inc. may be deemed to beneficially own the Common Stock held of record by BioXcel LLC. The address of BioXcel LLC and BioXcel Holdings, Inc. is 2614 Boston Post Road Suite 33B, Guilford, CT 06437.

(2)

Based on information known to us, Armistice Capital Master Fund Ltd. owns warrants to purchase 1,385,083 shares of our common stock that are exercisable within 60 days of March 21, 2025. The warrants to purchase shares of common stock are directly held by Armistice Capital Master Fund Ltd., a Cayman Islands exempted company (“Master Fund”), and may be deemed to be beneficially owned by: (i) Armistice Capital, LLC (“Armistice Capital”), as the investment manager of Master Fund; and (ii) Steven Boyd, as the Managing Member of Armistice Capital. Armistice Capital has sole voting and dispositive control of the shares reported herein. The address for the stockholder is 510 Madison Avenue, 7th Floor, New York, New York 10022. Warrants held by Armistice Capital are subject to a beneficial ownership limitation of 4.99% or 9.99%, which such limitation restricts the stockholder from exercising that portion of the warrants, as applicable, that would result in the stockholder and its affiliates owning, after exercise, a number of shares of common stock in excess of the beneficial ownership limitation.

(3)

Represents for Dr. Mehta: (i) 4,236 shares of common stock (of which 125 shares are owned jointly with Dr. Mehta’s spouse); (ii) options to purchase 89,050 shares of our common stock that can be exercised within 60 days of March 21, 2025; and (iii) 480,343 shares of common stock held by BioXcel LLC as to which Dr. Mehta may be deemed to have beneficial ownership as described under footnote (1) above.

(4)	Represents for Mr. Steinhart: (i) 1,373 shares of common stock and (ii) options to purchase 20,064 shares of our common stock that can be exercised within 60 days of March 21, 2025.
(5)	Represents for Mr. Rodriguez: (i) 1,591 shares of common stock and (ii) options to purchase 5,312 shares of our common stock that can be exercised within 60 days of March 21, 2025.
(6)	Represents for Ms. Bray: options to purchase 3,950 shares of our common stock that can be exercised within 60 days of March 21, 2025.
(7)	Represents for Dr. Laumas: options to purchase 12,965 shares of our common stock that can be exercised within 60 days of March 21, 2025.
(8)	Represents for Mr. Miller: options to purchase 2,312 shares of our common stock that can be exercised within 60 days of March 21, 2025.
(9)

Represents for Dr. Mueller: (i) 7,487 shares of common stock held by Dr. Mueller (including shares of our common stock held by the Peter Mueller 2018 Irrevocable Family Trust, as to which Dr. Mueller serves as trustee); and (iii) options to purchase 15,604 shares of our common stock that can be exercised within 60 days of March 21, 2025.

(10)

Represents for Dr. Votruba: 11,523 shares of our common stock held by RSJ Investments SICAV a.s. (“RSJ/Gradus”) and over which Dr. Votruba, an asset manager at RSJ/Gradus, has voting and/or dispositive power. Also includes options to purchase 5,202 shares of our common stock that can be exercised within 60 days of March 21, 2025, which options Dr. Votruba was granted in respect of his service on our Board but as to which he assigned to RSJ/Gradus pursuant to the policies of RSJ/Gradus regarding stock ownership by employees.

(11)	Represents for Mr. Mack: 3,386 restricted stock units that vest within 60 days of March 21, 2025.
(12)	Represents for Mr. Patni: options to purchase 938 shares of our common stock that vest within 60 days of March 21, 2025.

(13)	Includes options to purchase 173,611 shares of our common stock that can be exercised within 60 days of March 21, 2025 and 3,386 RSUs that vest within 60 days of March 21, 2025.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information with respect to the Company’s equity compensation plans in effect as of December 31, 2024:

Number of securities
remaining available
	Number of securities				for future issuance
	to be issued upon		Weighted-average		under equity
	exercise of		exercise price of		compensation plans
	outstanding options,		outstanding options,		(excluding securities
	warrants and rights		warrants and rights		reflected in column (a))(4)
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders(1)	407,477	(2)	$265.36	(3)	117,044
Equity compensation plans not approved by security holders	—		—		—
Total	407,477		$265.36		117,044
(1)

Consists of the BioXcel Therapeutics, Inc. 2017 Incentive Award Plan (the “2017 Plan”), the BioXcel Therapeutics, Inc. 2020 Incentive Award Plan (the “2020 Plan”) and the BioXcel Therapeutics, Inc. 2020 Employee Stock Purchase Plan (the “2020 ESPP”).

(2)

Includes 119,781 outstanding options to purchase shares under the 2017 Plan, 69,506 performance-based units, 26,898 restricted stock units and 191,292 outstanding options to purchase shares under the 2020 Plan.

(3)

As of December 31, 2024, the weighted-average exercise price of outstanding options under the 2017 Plan was $59.74 and the weighted-average exercise price of outstanding options under the 2020 Plan was $394.11. The weighted average exercise price of outstanding awards does not take into account the shares issuable upon vesting of outstanding performance-based units and restricted stock units which have no exercise price.

(4)

Includes 41,748 shares available for future issuance under the 2020 Plan and 75,296 shares available for issuance under the 2020 ESPP. Following the effective date of the 2020 Plan, we ceased making grants under the 2017 Plan. To the extent outstanding awards under the 2017 Plan are forfeited or lapse unexercised, the shares of common stock subject to such awards will be available for issuance under the 2020 Plan. The 2020 Plan provides for an annual increase to the number of shares available for issuance thereunder on the first day of each calendar year beginning on January 1, 2021 and ending on and including January 1, 2030, by an amount equal to the lesser of (i) 4% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by our board of directors (but no more than 625,000 shares may be issued upon the exercise of incentive stock options). The 2020 ESPP provides for an annual increase to the number of shares available for issuance thereunder on the first day of each calendar year beginning on January 1, 2021 and ending on and including January 1, 2030, by an amount equal to the lesser of (i) 1% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as is determined by our board of directors, provided that no more than 31,250 shares of our common stock may be issued under the component of the 2020 ESPP that is intended to qualified under Section 423 of the Code. As of the date of this proxy statement, we have not commenced offering periods under the 2020 ESPP.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

March 2024 Registered Direct Offering

On March 27, 2024, we completed a registered direct offering, which resulted in the issuance and sale of (i) 190,913 shares of our common stock, (ii) pre-funded warrants to purchase up to 347,814 shares of our common stock at an exercise price of $0.016 per share and (iii) accompanying warrants to purchase up to 538,728 shares of our common stock at an exercise price of $51.20 per share. The combined offering price of the common stock and accompanying warrants was $46.416 per share and share underlying each accompanying warrant, and the combined offering price of the Armistice pre-funded warrants and accompanying warrants was $46.40 per share underlying each pre-funded warrant and accompanying warrant. The Armistice pre-funded warrants and the accompanying warrants are exercisable at any time after the date of issuance, however, the accompanying warrants will expire on the fifth anniversary of the date of issuance. A holder of Armistice pre-funded warrants will not be entitled to exercise any portion of such Armistice pre-funded warrants which, upon giving effect to such exercise, would cause (i) the aggregate number of shares of our common stock beneficially owned by the holder (together with its affiliates) to exceed 9.99% of the number of shares of our common stock outstanding immediately after giving effect to the exercise, or (ii) the combined voting power of our securities beneficially owned by the holder (together with its affiliates) to exceed 9.99% of the combined voting power of all of our securities then outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Armistice Pre-Funded Warrants. A holder of Accompanying Warrants will not be entitled to exercise any portion of such Accompanying Warrants which, upon giving effect to such exercise, would cause (i) the aggregate number of shares of our common stock beneficially owned by the holder (together with its affiliates) to exceed 4.99% of the number of shares of our common stock outstanding immediately after giving effect to the exercise, or (ii) the combined voting power of our securities beneficially owned by the holder (together with its affiliates) to exceed 4.99% of the combined voting power of all of our securities then outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Accompanying Warrants. In each case, such percentages may be increased by a holder of Armistice Warrants to any other percentage not in excess of 19.99% upon at least 61 days’ prior notice from the holder to us. We received net proceeds of approximately $24.9 million from this offering, after deducting offering expenses. The following table sets forth the aggregate number of shares of our common stock and shares of common stock underlying the Armistice Warrants acquired in the offering by holders of more than 5% of our common stock, including entities that became holders of more than 5% of our common stock as a result of the registered direct offering. On November 21, 2024, the exercise price of warrants to purchase 538,728 shares of common stock issued in March 2024 Registered Direct Offering described here was reduced to $9.136 per share.

		Shares	Shares
	Shares of	Underlying	Underlying
	Common	Pre-Funded	Accompanying	Aggregate
Participants	Stock	Warrants	Warrants	Value
Holders of More than 5%(1)
Armistice Capital Master Fund Ltd.	190,913	347,814	538,728	$24,999,999.01
(1)

Additional details regarding certain of these stockholders and their equity holdings are provided in this Proxy Statement under the caption “Stock Ownership - Security Ownership of Certain Beneficial Owners and Management.”

November 2024 Offering

On November 25, 2024, we completed an offering, which resulted in the issuance and sale to Armistice of (i) 283,854 shares of our common stock, (ii) pre-funded warrants to purchase up to 562,500 shares of our common stock at an exercise price of $0.016 per share and (iii) accompanying warrants to purchase up to 846,355 shares of our common stock at an exercise price of $7.68 per share. The combined offering price of the common stock and accompanying warrants was $7.68 per share and share underlying each accompanying warrant, and the combined offering price of the Armistice pre-funded warrants and accompanying warrants was $7.664 per share underlying each pre-funded warrant and accompanying warrant. The Armistice pre-funded warrants and the accompanying warrants are exercisable at any time after the date of issuance, however, the accompanying warrants will expire on the fifth anniversary of the date of issuance. A holder of Armistice pre-funded warrants will not be entitled to exercise any portion of such Armistice pre-funded warrants which, upon giving effect to such exercise, would cause (i) the aggregate number of shares of our common stock beneficially owned by the holder (together with its affiliates) to exceed 9.99% of the number of shares of our common stock outstanding immediately after giving effect to the exercise, or (ii) the combined voting power of our securities beneficially owned by the holder (together with its affiliates) to exceed 9.99% of the combined voting power of all of our securities then outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Armistice pre-funded warrants. A holder of accompanying warrants will not be entitled to exercise any portion of such accompanying warrants which, upon giving effect to such exercise, would cause (i) the aggregate number of shares of our common stock beneficially owned by the holder (together with its affiliates) to exceed 4.99% of the number of shares of our common stock outstanding immediately after giving effect to the exercise, or (ii) the combined voting power of our securities beneficially owned by the holder (together with its affiliates) to exceed 4.99% of the combined voting power of all of our securities then outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the accompanying warrants. In each case, such percentages may be increased by a holder of Armistice Warrants to any other percentage not in excess of 19.99% upon at least 61 days’ prior notice from the holder to us.

BioXcel LLC

BioXcel LLC owned approximately 8.8% of the shares of our outstanding common stock as of March 21, 2025. BioXcel LLC is the successor in interest to BioXcel Corporation, our former parent. BioXcel LLC is a subsidiary of, and majority owned and controlled by BioXcel Holdings, Inc. Vimal Mehta and affiliated trusts are significant stockholders of BioXcel Holdings, Inc. Dr. Mehta is also an executive officer and the sole member of the board of managers of BioXcel Holdings, Inc. and an executive officer and one of two managers of BioXcel LLC and BioXcel Holdings, Inc.

Amended and Restated Asset Contribution Agreement with BioXcel LLC

We entered into an asset contribution agreement, effective June 30, 2017, with BioXcel LLC (formerly BioXcel Corporation), as amended and restated on November 7, 2017, pursuant to which BioXcel LLC contributed to us, and we acquired from BioXcel LLC, all of BioXcel LLC’s rights, title and interest in and to BXCL501, BXCL701, BXCL502 and BXCL702 (collectively, the “Candidates”) and all of the assets and liabilities associated with the Candidates, in consideration for (i) 592,500 shares of our common stock, (ii) $1 million upon completion of our initial public offering (“IPO”), (iii) $500,000 upon the later of the 12 month anniversary of our IPO and the first dosing of a patient in the bridging bioavailability/bioequivalence study for the BXCL501 program, (iv) $500,000 upon the later of the 12 month anniversary of our IPO and the first dosing of a patient in the Phase 2 Proof of Concept open label monotherapy or combination trial with Keytruda for the BXCL701 program and (v) a one-time payment of $5 million within 60 days after the achievement of $50 million in cumulative net sales of any product or combination of products resulting from the development and commercialization of any one of the Candidates or a product derived therefrom. There were no such payments during the years ended December 31, 2023 or 2024 pursuant to such provisions in the Contribution Agreement.

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

Amended and Restated Separation and Shared Services Agreement

We entered into a separation and shared services agreement, dated June 30, 2017, or the Effective Date, with BioXcel LLC (formerly BioXcel Corporation), as amended and restated thereafter, pursuant to which services provided by BioXcel LLC through its subsidiaries in India and the United States will continue indefinitely, as agreed upon by the parties. These services are primarily for drug discovery, chemical, manufacturing and controls cost and general and administrative support. Service charges recorded under this agreement were $1.3 million for each of the years ended December 31, 2024 and 2023.

Under the Services Agreement, the Company has an option, exercisable through December 31, 2024, to enter into a collaborative services agreement with BioXcel LLC pursuant to which BioXcel LLC shall perform product identification and related services for us utilizing EvolverAI. The Company agreed to pay BioXcel LLC $18,000 per month, prorated for any partial month, as applicable, for the period beginning March 13, 2023 and ending December 31, 2024 as consideration for the option. The parties are obligated to negotiate the collaborative services agreement in good faith and to incorporate reasonable market-based terms, including consideration for BioXcel LLC reflecting a low, single-digit royalty on net sales and reasonable development and commercialization milestone payments, provided that (i) development milestones shall not exceed $10 million in the aggregate and not be payable prior to proof of concept in humans and (ii) commercialization milestones shall be based on reaching annual net sales levels, be limited to 3% of the applicable net sales level, and not exceed $30 million in the aggregate.

InveniAI

On September 19, 2023, we, Krishnan Nandabalan, Ph.D., a former member of our Board, InveniAI and Invea Therapeutics, Inc., a wholly-owned subsidiary of BioXcel LLC (“Invea”) and the other parties thereto entered into a non-compete agreement pursuant to which Dr. Nandabalan, InveniAI and Invea agreed not to compete with us and our controlled affiliates in the fields of neuroscience and immuno-oncology for a period of five years from September 19, 2023 and not to solicit employees of the Company or its controlled affiliates for a period of two years from September 19, 2023.

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

Our Board has undertaken a review of its composition, the composition of its committees and the independence of our directors and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board of Directors has determined that none of Ms. Bray, Mr. Miller, Mr. Mack or Drs. Laumas, Mueller, Patni or Votruba, representing seven of our eight current directors, has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors qualifies as “independent” as that term is defined under the Nasdaq rules. In making these determinations, our Board considered the relationships that each non-employee director has with us and all other facts and circumstances our Board deemed relevant in determining their independence, including the director’s beneficial ownership of our common stock and the relationships of our non-employee directors with certain of our significant stockholders.

Item 14. Principal Accounting Fees and Services

The Audit Committee retained Ernst & Young LLP to audit the Company’s consolidated financial statements for the years ended December 31, 2024 and December 31, 2023.

The table below sets forth the aggregate fees billed to us for services related to the fiscal year ended December 31, 2024 and 2023 by Ernst & Young LLP.

	Year Ended
	December 31,
	2024	2023
Audit Fees(1)	$946,270	$903,500
Audit-Related Fees(2)	—	16,000
Tax Fees	—	—
All Other Fees	—	—
Total	$946,270	$919,500
(1)

Audit fees consisted of audit services performed in connection with the audit of the Company’s consolidated financial statements, the reviews of the Company’s interim condensed consolidated financial statements, and related services that are normally provided in connection with registration statements. Included in the 2024 and 2023 audit fees are $155,000 and $105,000, respectively, billed in connection with our follow-on offerings. 2024 and 2023 audit fees also include fees related to the audit and review of the registration statements of the Company’s subsidiary, OnkosXcel Therapeutics LLC, of $0 and $65,000, respectively.

(2)	Audit-related fees consisted of out-of-pocket costs for the annual audit.

Pre-Approval Policies and Procedures

Consistent with SEC policies and guidelines regarding audit independence, the audit committee is responsible for the pre-approval of all audit and permissible non-audit services provided by our independent registered public accounting firm on a case-by-case basis. Our audit committee has established a policy regarding approval of all audit and permissible non-audit services provided by our principal accountants. No non-audit services were performed by our independent registered public accounting firm during the years ended December 31, 2024 and 2023. Our audit committee pre-approves these services by category and service. Our audit committee has pre-approved all of the above-described services.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:
(1)	Financial Statements:
(2)	Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(3)	Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation	10-Q	001-38410	3.1	08/10/2021

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-38410	3.1	06/12/2024

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-38410	3.1	02/06/2025

3.4	Amended and Restated Bylaws	8-K	001-38410	3.2	03/13/2018

4.1	Description of the Registrant’s Securities Registered Under Section 12 of the Exchange Act					*

4.2	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-222990	4.2	02/26/2018

4.3	Form of Amended and Restated Warrant Agreement, dated December 5, 2023	8-K	001-38410	4.1	12/06/2023

4.4	Form of Warrant Agreement, dated December 5, 2023	8-K	001-38410	4.2	12/06/2023

4.5	Form of Amended and Restated Warrant Agreement, dated November 25, 2024					*

4.6	Form of Pre-Funded Warrant, dated March 25, 2024	8-K	001-38410	4.1	03/25/2024

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
4.7	Form of Accompanying Warrant, dated March 25, 2024	8-K	001-38410	4.2	03/25/2024

4.8	Form of Fifth Amendment Warrant, dated November 21, 2024	8-K	001-38410	4.1	11/21/2024

4.9	Form of Pre-Funded Warrant, dated November 21, 2024	8-K	001-38410	4.1	11/25/2024

4.10	Form of Warrant, dated November 21, 2024	8-K	001-38410	4.2	11/25/2024

4.11	Form of Amended and Restated Fourth Amendment Warrant, dated November 25, 2024	S-3	333-284224	4.3	01/10/2025

4.12	Second Amended and Restated Registration Rights Agreement, between the Company and the parties thereto, dated March 20, 2024.	10-K	001-38410	4.6	03/22/2024

4.13	Form of Third Amended and Restated Registration Rights Agreement, between the Company and the parties thereto, dated November 25, 2024	8-K	001-38410	4.2	11/21/2024

10.1+	Second Amended and Restated Separation and Shared Services Agreement, dated March 6, 2020, by and between BioXcel Corporation and BioXcel Therapeutics, Inc.	10-K	001-38410	10.2	03/09/2020

10.2#	First Amendment to Second Amended and Restated Separation and Shared Services Agreement, dated March 3, 2021, by and between BioXcel LLC and BioXcel Therapeutics Inc.	10-K	001-38410	10.3	03/12/2021

10.3	Second Amendment to Second Amended and Restated Separation and Shared Services Agreement, dated March 3, 2021, by and between BioXcel LLC and BioXcel Therapeutics Inc.	10-Q	001-38410	10.2	05/09/2022

10.4#	Amended and Restated Asset Contribution Agreement, effective November 7, 2017, by and between BioXcel LLC and BioXcel Therapeutics, Inc.	S-1/A	333-222990	10.2	02/12/2018

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.5	Lease Agreement, dated as of August 20, 2018, by and between Fusco Harbour Associates, LLC, as Landlord, and BioXcel Therapeutics, Inc., as Tenant	8-K	001-38410	10.1	08/23/2018

10.6	First Amendment, dated August 19, 2020, to Lease Agreement, dated as of August 20, 2018, by and between Fusco Harbour Associates, LLC, as Landlord, and BioXcel Therapeutics, Inc., as Tenant	10-Q	001-38410	10.1	11/12/2020

10.7@	2017 Equity Incentive Plan	S-1/A	333-222990	10.3	02/12/2018

10.8@	Form of Incentive Stock Option Agreement under the 2017 Equity Incentive Plan	S-1/A	333-222990	10.4	02/12/2018

10.9@	Form of Non-Statutory Stock Option Agreement under the 2017 Equity Incentive Plan	S-1/A	333-222990	10.5	02/12/2018

10.10@	BioXcel Therapeutics, Inc. 2020 Incentive Award Plan and forms of award agreements thereunder	10-Q	001-38410	10.1	08/14/2020

10.11@	BioXcel Therapeutics, Inc. 2020 Employee Stock Purchase Plan	10-Q	001-38410	10.2	08/14/2020

10.12@	Form of Indemnification Agreement with directors and executive officers	S-1/A	333-222990	10.6	02/12/2018

10.13@	Employment Agreement, dated March 7, 2018 by and between BioXcel Therapeutics, Inc. and Vimal Mehta	8-K	001-38410	10.1	03/13/2018

10.13.1@	Amendment to Employment Agreement, dated January 7, 2025 by and between BioXcel Therapeutics, Inc. and Vimal Mehta	8-K	001-38410	10.1	01/08/2025

10.14@	Employment Agreement, dated February 12, 2018, by and between BioXcel Therapeutics, Inc. and Frank Yocca	S-1/A	333-222990	10.11	02/12/2018

10.14.1@	Amendment to Employment Agreement, dated January 7, 2025 by and between BioXcel Therapeutics, Inc. and Frank Yocca	8-K	001-38410	10.3	01/08/2025

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.15@	Employment Agreement, effective October 2, 2017, by and between BioXcel Therapeutics, Inc. and Richard Steinhart	S-1/A	333-222990	10.12	02/12/2018

10.15.1@	Amendment to Employment Agreement, dated January 7, 2025 by and between BioXcel Therapeutics, Inc. and Richard Steinhart	8-K	001-38410	10.2	01/08/2025

10.16@	Employment Agreement, dated June 1, 2018, by and between BioXcel Therapeutics, Inc. and Dr. Vincent O’Neill, M.D.	8-K	001-38410	10.1	06/07/2018

10.17@	Employment Agreement between Javier Rodriguez and BioXcel Therapeutics, Inc., dated February 15, 2021.	10-K	001-38410	10.19	03/12/2021

10.18@	Separation Agreement between Matthew Wiley and BioXcel Therapeutics, Inc., dated October 3, 2024.	8-K	001-38410	10.1	10/09/2024

10.18.1@	Consulting Agreement between Matthew Wiley and BioXcel Therapeutics, Inc. dated October 8, 2024	10-Q	001-38410	10.2	10/09/2024

10.19@	Employment Agreement BioXcel Therapeutics, Inc. and Vincent O’Neill, M.D. dated July 1, 2022	10-Q	001-38410	10.2	05/08/2023

10.20@	Non-Employee Director Compensation Program	10-Q	001-38410	10.4	08/11/2022

10.21	BioXcel Trademark License Agreement, between the Company and BioXcel LLC	10-Q	001-38410	10.1	05/09/2022

10.22+&	Credit Agreement and Guaranty, by and among BioXcel Therapeutic, Inc., Oaktree Fund Administration, LLC, the Subsidiary Guarantors from time to time party thereto and the Lenders from time to time party thereto, dated April 19, 2022	10-Q	001-38410	10.1	08/11/2022

10.22.1+&	Waiver and First Amendment to Credit Agreement and Guaranty, by and between the Company, the lenders party thereto and Oaktree Fund Administration LLC dated November 13, 2023.	10-Q	001-38410	10.2	11/14/2023

10.22.2&	Second Amendment to Credit Agreement and Guaranty and Termination of Revenue Interest Financing Agreement dated	8-K	001-38410	10.1	02/08/2024

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

December 5, 2023, to the Credit Agreement and Guaranty, dated April 19, 2022, by and among the Company, as the borrower, certain subsidiaries of the Company from time to time party thereto as subsidiary guarantors, the lenders party thereto, and Oaktree Fund Administration LLC, as administrative agent (as amended)

10.22.3&	Third Amendment to Credit Agreement and Guaranty dated February 12, 2024, to the Credit Agreement and Guaranty, dated April 19, 2022, by and among the Company, as the borrower, certain subsidiaries of the Company from time to time party thereto as subsidiary guarantors, the lenders party thereto, and Oaktree Fund Administration LLC, as administrative agent (as amended)	8-K	001-38410	10.1	02/12/2024

10.22.4	Fourth Amendment to Credit Agreement and Guaranty, dated March 20, 2024, to the Credit Agreement and Guaranty, dated April 19, 2022, by and among the Company, as the borrower, certain subsidiaries of the Company from time to time party thereto as subsidiary guarantors, the lenders party thereto, and Oaktree Fund Administration LLC, as administrative agent (as amended)	10-K	001-38410	10.22.4	03/22/2024

10.22.5+&	Fifth Amendment to Credit Agreement and Guaranty, dated November 21, 2024, to the Credit Agreement and Guaranty, dated April 19, 2022, by and among the Company, as the borrower, certain subsidiaries of the Company from time to time party thereto as subsidiary guarantors, the lenders party thereto, and Oaktree Fund Administration LLC, as administrative agent (as amended)	8-K	001-38410	10.1	11/21/2024

10.22.6

Sixth Amendment to Credit Agreement and Guaranty, dated March 4, 2025, to the Credit Agreement and Guaranty, dated April 19, 2022, by and among the Company, as the borrower, certain subsidiaries of the Company from time to time party thereto as subsidiary guarantors, the lenders party thereto, and Oaktree Fund Administration LLC, as administrative agent (as amended)

						*

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

10.23+&	Commercial Supply Agreement, between ARx, LLC and BioXcel Therapeutics, Inc., dated April 1, 2022	10-Q	001-38410	10.3	08/11/2022

10.23.1+&	Amendment No. 1 to Commercial Supply Agreement, between Arx, LLC and BioXcel Therapeutics, Inc. dated July 11, 2024	10-Q	001-38410	10.1	08/06/2024

10.24@	OnkosXcel Therapeutics, LLC and OnkosXcel Employee Holdings, LLC Management Incentive Plan	8-K	001-38410	10.1	08/19/2022

10.25@	Form of Profits Interest Award Agreement under the Management Incentive Plan	8-K	001-38410	10.2	08/19/2022

10.26@	Form of RSU Agreement pursuant to the OnkosXcel Therapeutics, LLC and OnkosXcel Employee Holdings, LLC Management Incentive Plan.	10-Q	001-38410	10.3	05/08/2023

10.27+	Non-Compete Agreement, by and among the Company, Dr. Krishnan Nandabalan, InveniAI LLC, Invea Therapeutics, Inc. and the other parties thereto, dated September 19, 2023.	8-K	001-38410	10.1	09/25/2023

19.1	Insider Trading Policy					*

21.1	Subsidiaries of BioXcel Therapeutics, Inc.					*

23.1	Consent of Ernst & Young LLP					*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

97.1	Policy for Recovery of Erroneously Awarded Compensation	10-K	001-38410	97.1	03/22/2024

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

& Annexes, schedules, and certain exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant hereby agrees to furnish supplementally a copy of any omitted annex, schedule or exhibit to the SEC upon request.

* Filed herewith.

** Furnished herewith.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BioXcel Therapeutics, Inc.

Dated: March 28, 2025	By:
/s/ Vimal Mehta
Vimal Mehta, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Dated: March 28, 2025	By:
/s/ Richard Steinhart
Richard Steinhart
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Vimal Mehta Vimal Mehta, Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2025

/s/ Richard Steinhart Richard Steinhart	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 28, 2025

/s/ Peter Mueller Peter Mueller, Ph.D.	Chairman of the Board of Directors	March 28, 2025

/s/ June Bray June Bray	Director	March 28, 2025

/s/ Sandeep Laumas Sandeep Laumas, M.D.	Director	March 28, 2025

/s/ Michael Miller Michael Miller	Director	March 28, 2025

/s/ Michal Votruba Michal Votruba	Director	March 28, 2025

/s/ David Mack David Mack	Director	March 28, 2025

/s/ Rajiv Patni Rajiv Patni	Director	March 28, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of BioXcel Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BioXcel Therapeutics, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders' (deficit) equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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
Description of the Matter How We Addressed the Matter in Our Audit

Clinical trial expense and related accrued clinical trial expenses

As discussed in Note 3 to the consolidated financial statements, at the end of the reporting period, the Company estimates the progress toward completion of the research or development objectives, and depending on the amount and timing of payments to the service providers may record net prepaid or accrued expense for associated research and development costs. As of December 31, 2024, research and development expenses and accrued research and development expenses includes clinical trial expenses and related accrued clinical trial expenses.

Auditing the Company’s clinical trial expenses and related accrued clinical trial expenses was complex because the evidence is accumulated from multiple third-party service providers and in certain circumstances, the nature and amount of services that have been rendered during the reporting period does not correspond to the timing and pattern of vendor invoicing.

To test the clinical trial expenses and accrued clinical trial expenses, our audit procedures included, among others, evaluating the significant assumptions used by management to estimate the clinical trial expenses and testing the accuracy and completeness of the underlying data. To test the significant assumptions, we inspected the Company's contracts with third-party service providers, corroborated the progress of clinical trials and other research and development projects with the Company’s internal personnel that oversee these activities, and obtained information directly from third-party service providers which included the third parties’ estimates of clinical trial costs incurred to date. We also examined invoices received from vendors and cash disbursements made to third-party service providers subsequent to December 31, 2024 to assess the completeness of the recorded accruals.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2021.

Stamford, Connecticut

March 28, 2025

BIOXCEL THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share amounts)

	December 31,	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$29,854	$65,221
Accounts receivable, net	131	71
Inventory	679	1,991
Prepaid expenses	5,290	2,782
Other current assets	1,440	2,078
Total current assets	37,394	72,143
Property and equipment, net	475	784
Operating lease right-of-use assets	382	688
Other assets	87	87
Total assets	$38,338	$73,702

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
Accounts payable	$15,990	$13,654
Accrued expenses	5,762	12,424
Due to related parties	107	107
Accrued interest	—	736
Other current liabilities	374	346
Total current liabilities	22,233	27,267
Long-term portion of operating lease liabilities	65	440
Derivative liabilities	6,633	1,905
Long-term debt	102,508	100,598
Total liabilities	131,439	130,210

Commitments and contingencies (Note 18)
Stockholders' (deficit) equity
Preferred stock, $0.001 par value, 10,000 shares authorized; no shares issued and outstanding as of December 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value, 200,000 and 100,000 shares authorized as of December 31, 2024 and December 31, 2023, respectively; 3,102 and 1,871 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	49	30
Additional paid-in-capital	557,047	534,060
Accumulated deficit	(650,197)	(590,598)
Total stockholders' (deficit) equity	(93,101)	(56,508)
Total liabilities and stockholders' (deficit) equity	$38,338	$73,702

The accompanying notes are an integral part of these consolidated financial statements.

BIOXCEL THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share amounts)

	Year ended December 31,
	2024	2023

Revenues
Product revenue, net	$2,266	$1,380

Operating expenses
Cost of goods sold	2,143	1,260
Research and development	30,435	84,326
Selling, general and administrative	34,492	83,413
Restructuring costs	2,441	4,163
Total operating expenses	69,511	173,162
Loss from operations	(67,245)	(171,782)
Other (income) expense
Interest expense	15,129	13,314
Interest income	(2,602)	(5,649)
Other (income) expense, net	(20,173)	(394)
Net loss	$(59,599)	$(179,053)
Basic and diluted net loss per share attributable to common stockholders	$(23.51)	$(98.33)
Weighted average shares outstanding - basic and diluted	2,535	1,821

The accompanying notes are an integral part of these consolidated financial statements.

BIOXCEL THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(amounts in thousands)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of January 1, 2023	1,759	$28	$488,292	$(411,545)	$76,775
Issuance of common stock, net of offering costs	88	2	26,219	—	26,221
Stock-based compensation	—	—	18,614	—	18,614
Exercise of stock options	20	—	508	—	508
Repricing of stock purchase warrants	—	—	254	—	254
Issuance of stock purchase warrants	—	—	200	—	200
Vesting of restricted stock units, net of employee tax obligations	4	—	(27)	—	(27)
Net loss	—	—	—	(179,053)	(179,053)
Balance as of December 31, 2023	1,871	$30	$534,060	$(590,598)	$(56,508)
Issuance of common stock, net of offering costs	1,209	19	9,907	—	9,926
Stock-based compensation	—	—	6,156	—	6,156
Issuance of stock purchase warrants	—	—	2,540	—	2,540
Repricing of stock purchase warrants	—	—	59	—	59
Issuance of pre-funded stock purchase warrants	—	—	4,379		4,379
Vesting of restricted stock units, net of employee tax obligations	22	—	(54)	—	(54)
Net loss	—	—	—	(59,599)	(59,599)
Balance as of December 31, 2024	3,102	$49	$557,047	$(650,197)	$(93,101)

The accompanying notes are an integral part of these consolidated financial statements.

BIOXCEL THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year ended December 31,
	2024	2023
OPERATING CASH FLOW ACTIVITIES:
Net loss	$(59,599)	$(179,053)
Reconciliation of net loss to net cash used in operating activities
Depreciation	309	318
Accretion of debt discount and amortization of financing costs	467	1,373
Change in fair value of derivative liabilities	(20,180)	(438)
Stock-based compensation expense	6,156	18,614
Payable-in-kind interest on Credit Agreement	6,543	1,872
Loss on disposal of equipment	—	2
Operating lease right-of-use assets	306	288
Changes in operating assets and liabilities
Accounts receivable	(60)	177
Inventory	1,312	(6)
Prepaid expenses, other current assets and other assets	(1,872)	2,888
Accounts payable, accrued expenses, due to related parties, and other current liabilities	(4,327)	(3,219)
Accrued interest	(736)	2,497
Operating lease liabilities	(346)	(319)
Net cash used in operating activities	(72,027)	(155,006)

INVESTING CASH FLOW ACTIVITIES:
Purchases of equipment and leasehold improvements	—	(20)
Net cash from investing activities	—	(20)

FINANCING CASH FLOW ACTIVITIES:
Proceeds from issuance of common stock and warrants	39,688	27,032
Debt Issuance Costs	—	(180)
Payment of principal of Long-term debt	(2,500)	—
Offering costs for common stock and warrants issuance	(474)	(811)
Payment of employee tax obligations related to vesting restricted stock units	(54)	(27)
Exercise of stock options	—	508
Net cash provided by financing activities	36,660	26,522

Net decrease in cash and cash equivalents	$(35,367)	$(128,504)
Cash and cash equivalents, beginning of the period	65,221	193,725
Cash and cash equivalents, end of the period	$29,854	$65,221

Supplemental cash flow information:
Issuance of stock purchase warrants	$2,540	$200
Repricing of stock purchase warrants	$59	$254
Interest paid	$7,968	$7,551
Conversion of accrued interest to long-term debt	$—	$767

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

On April 6, 2022, BTI announced that the United States (“U.S.”) Food and Drug Administration (“FDA”) approved IGALMI® (dexmedetomidine or “Dex”) sublingual film for the acute treatment of agitation associated with schizophrenia or bipolar I or II disorder in adults. IGALMI® is approved to be self-administrated by patients under the supervision of a health care provider. On July 6, 2022, BTI announced that IGALMI®, was commercially available in doses of 120 and 180 micrograms.

The Company’s most advanced clinical development program is BXCL501. In indications other than those approved by the FDA as IGALMI®, BXCL501 is an investigational proprietary, orally dissolving, film formulation of Dex for the treatment of agitation associated with psychiatric and neurological disorders.

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

As of December 31, 2024, the Company had cash and cash equivalents of $29,854 and an accumulated deficit of $650,197. BTI has incurred substantial net losses and negative cash flows from operating activities in nearly every fiscal period since inception and expects this trend to continue for the foreseeable future. The Company recognized net losses of $59,599 and $179,053 for the years ended December 31, 2024 and 2023, respectively, and had net cash used in operating activities of $72,027 and $155,006 for the years ended December 31, 2024 and 2023, respectively.

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

Note 3. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and notes thereto. Estimates are used in the following areas, among others: revenue recognition, inventory valuation, derivative liabilities, stock-based compensation expense, accrued expenses and income taxes. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates.

Reverse Stock Split

On February 10, 2025, the Company completed a 1-for-16 reverse stock split of its issued and outstanding common stock (the “Reverse Stock Split”). As a result of the Reverse Stock Split, each 16 shares of common stock issued and outstanding immediately prior to February 10, 2025 were automatically converted into one of a share of common stock. The Reverse Stock Split affected all common stockholders uniformly and did not alter any stockholder's percentage interest in the Company's equity, except to the extent that the Reverse Stock Split would result in a stockholder owning a fractional share. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who otherwise would be entitled to receive a fractional share instead were entitled to receive cash in lieu of such fractional share.

The Reverse Stock Split did not change the par value of the common stock or the authorized number of shares of common stock.

All common share and per-share amounts in this Form 10-K have been retroactively restated to reflect the effect of the Reverse Stock Split.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. As of December 31, 2024 and 2023, cash equivalents were comprised primarily of money market funds. Cash and cash equivalents held at financial institutions may at times exceed federally insured amounts. BTI management believes it mitigates such risk by investing in or through major financial institutions.

Accounts Receivable, Net

Accounts receivable arise from sales of IGALMI® and represent amounts due from distributors. Payment terms generally range from 30 to 75 days from the date of the sale transaction, and accordingly, do not involve a significant financing component. Receivables from product sales are recorded net of allowances which generally include distribution fees, prompt payment discounts, chargebacks, and credit losses. Allowances for distribution fees, prompt payment discounts and chargebacks are based on contractual terms. The Company estimated the current expected credit losses of its accounts receivable by assessing the risk of loss and available relevant information about collectability, existing contractual payment terms, actual payment patterns of its customers, individual customer circumstances, and reasonable and supportable forecast of economic conditions expected to exist throughout the contractual life of the receivable. Based on its assessment, as of December 31, 2024, the Company determined that an allowance for credit losses was not required.

Concentrations of Credit Risk

The Company sells IGALMI® through a drop-ship program under which orders from hospitals and similar health care institutions are processed through wholesalers, but shipments of the product are sent directly to the individual hospitals and similar health care institutions. BTI also contracts directly with intermediaries such as group purchasing organizations (“GPOs”). All trade accounts receivables are due from the distributor that fulfills orders on behalf of the Company. For the years ended December 31, 2024 and 2023, one customer accounted for approximately 32% and 39% of the Company’s net product revenue, respectively.

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

Expenditures for maintenance and repairs which do not improve or extend the useful lives of the respective assets are expensed as incurred. When assets are sold or retired, the related cost and accumulated depreciation are removed from their respective accounts and any resulting gain or loss is included within Other (income) expense, net in the Consolidated Statements of Operations.

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

ROU assets represent BTI’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses the implicit rate when readily determinable. As BTI’s leases do not provide an implicit rate, it used an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any prepaid lease payments made and is reduced by lease incentives. The Company’s leases may include options to extend the lease; such options are included in determining the lease term when it is reasonably certain that BTI will exercise that option. Lease expense is recognized on a straight-line basis over the lease term.

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

Revenue Recognition

The Company’s revenues consist of product sales of IGALMI®.

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

BTI distributes IGALMI® in the U.S. through arrangements with a distributor, wholesalers, and GPOs. The distributor and wholesalers help process and fulfill orders from hospitals on the Company’s behalf. The Company believes the hospitals are its customers.

The Company recognizes product revenues, net of consideration payable to customers, as well as variable consideration related to certain allowances and accruals that are determined using either the expected value or most likely amount method, depending on the type of the variable consideration, in its consolidated financial statements at the point in time when control transfers to the customer, which is typically when the product has been delivered to the customer’s location. The amount included in the transaction price is constrained to the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. The Company’s only performance obligation identified for IGALMI® is to deliver the quantity of product ordered to the location specified by the customer’s order. The Company records shipping and handling costs associated with delivery of product to its customers within Selling, general and administrative expenses on its Consolidated Statements of Operations. Under the Company’s current product sales arrangements, BTI does not have contract assets (unbilled receivables), as it generally invoices its customer at the time of revenue recognition.

BTI sells IGALMI® at wholesale acquisition cost, less any agreed upon discounts and calculates product revenue net of variable consideration and consideration payable to third parties associated with distribution of product. The Company records reserves, based on contractual terms, for the following components of consideration related to product sold during the reporting period. Calculating these amounts involves estimates and judgments, and the Company reviews these estimates quarterly and records any material adjustments in the period they are identified, which affects net product revenue and earnings in the period such variances occur.

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

Government Rebates

IGALMI® is eligible for purchase by, or qualifies for reimbursement from, Medicaid and other U.S. government programs that are eligible for rebates on the price they pay for the product. To determine the appropriate amount to reserve for these rebates, BTI applies the applicable government discount to these sales, and estimates the portion of total rebates that it anticipates will be claimed. The Company deducts certain government rebates from gross product revenue and accounts receivable at the time it recognizes the related revenue; other government rebates are recognized as an accrued liability at the time BTI recognizes the related revenue.

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

The Company’s stock-based awards are valued at fair value on the date of grant and that fair value is recognized as an expense in the Consolidated Statements of Operations over the requisite service period using the accelerated attribution method. The estimated value of the BTI RSUs and Performance Units is based on the Company’s closing stock price on the grant date. The estimated fair value of OnkosXcel RSUs are based on the OnkosXcel valuation on the grant date. The estimated fair value of stock-options and PSUs was determined using the Black-Scholes pricing model on the date of grant. For awards subject to performance-based vesting conditions, the Company recognizes stock-based compensation expense when the achievement of the performance condition becomes probable.

The Black-Scholes pricing model is affected by the Company’s stock price, as well as assumptions regarding variables including, but not limited to, the strike price of the instrument, the risk-free rate, the expected stock price volatility over the term of the awards and expected term of the awards. The Company has elected to account for forfeitures as they occur, by reversing compensation cost when the award is forfeited.

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

The Company does not have any unrecognized tax benefits as of December 31, 2024 and 2023. BTI reviews all tax positions to ensure the tax treatment selected is sustainable based on its technical merits and that the position would be sustained if challenged.

Earnings (Loss) per Share

Earnings (loss) per share (“EPS”) is calculated by dividing net income or loss attributable to common stockholders by the weighted average number of shares of common stock that were outstanding, including pre-funded warrants. Shares of common stock into which the pre-funded warrant may be exercised are considered outstanding for the purposes of computing EPS because the shares may be issued for little or no consideration, are fully vested and are exercisable after the original issuance date. Diluted EPS is calculated by adjusting the weighted average number of shares of common stock that were outstanding for the dilutive effect of common stock equivalents. In periods in which a net loss is recorded, no effect is given to potentially dilutive securities, since the effect would be antidilutive.

Segment Information

The Company operates in a single segment. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker in making decisions regarding resource allocation and assessing performance. To date, the Company’s chief operating decision maker has made such decisions and assessed performance at the Company level as one segment. See Note 19, Segment Information for further information

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment reporting, which requires disclosure of incremental segment information on an annual and interim basis. The standard is effective for years beginning after December 15, 2023, and interim periods beginning after December 15, 2024 and early adoption is permitted. The Company adopted the new standard in fiscal year 2024 for annual and retrospective reporting periods with all interim disclosures to begin in the first quarter of fiscal year 2025. For additional information, see Note 19, Segment Information.

Accounting Pronouncements effective in future periods

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

Note 4. Restructuring

On August 8, 2023, the Company’s Board of Directors approved a broad-based strategic reprioritization (the “Reprioritization”). The Company took actions to reduce certain operational and workforce expenses that were no longer deemed core to ongoing operations in order to extend its cash runway and drive innovation and growth in high potential clinical development and value creating opportunities. These actions included a shift in commercial strategy for IGALMI® in the institutional setting, a reduction of in-hospital commercialization expenses, a suspension of programs no longer determined to be core to ongoing operations, and a prioritization of at-home treatment setting opportunities for BXCL501.

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

On May 8, 2024 the Company took additional actions as part of its continued efforts to preserve cash and prioritize investment in its core clinical programs. As part of these actions, the Company initiated a further reduction of approximately 15% of the Company’s then current workforce. The Company notified impacted employees on May 8, 2024 and recorded total restructuring costs of $856 for the three months ended June 30, 2024. These costs consisted of severance and benefit costs, all of which were paid during the three months ended June 30, 2024.

On September 17, 2024, the Company approved a plan for an additional reduction in its workforce of 15 employees, or approximately 28% of the Company’s headcount (the “Clinical Prioritization”), in order to extend its cash runway and prioritize investment on the clinical development of its lead neuroscience asset, BXCL501. The Company incurred aggregate charges in connection with the Clinical Prioritization of $1,586 which relate primarily to severance and benefits costs. Accordingly, the Company recorded a restructuring charge of $1,553 in the third quarter 2024, and $33 in the fourth quarter. The Company completed the Clinical Prioritization in October 2024, and paid $983 of the related costs during the fourth quarter of 2024 and expects to pay the remaining $603 in the first quarter of 2025, which is included in Accrued Expenses on the Consolidated Balance at December 31, 2024.

Note 5. Inventory

Inventory consists of the following:

	December 31,	December 31,
	2024	2023

Raw materials	$506	$935
Work-in-process	—	651
Finished goods	173	405
Total inventory	$679	$1,991

The Company recorded inventory write-downs due to excess inventory of $1,980 and $1,191 for the years ended December 31, 2024 and 2023, respectively.

Note 6. Property and Equipment, net

Property and equipment, net consists of the following:

	December 31,	December 31,
	2024	2023

Computers and equipment	$202	$202
Furniture	575	575
Leasehold improvements	1,200	1,200
Total property and equipment	$1,977	$1,977
Accumulated depreciation	(1,502)	(1,193)
Total property and equipment, net	$475	$784

Depreciation expense was $309 and $318 for the years ended December 31, 2024 and 2023, respectively.

Note 7. Accrued Expenses

Accrued expenses consist of the following:

	December 31, 2024	December 31, 2023

Accrued research and development expenses	$3,107	$6,406
Accrued compensation and benefits	35	163
Accrued professional fees	1,604	5,562
Accrued taxes	91	116
Other accrued expenses	322	177
Accrued restructuring costs	603	—
Total accrued expenses	$5,762	$12,424

Note 8. Transactions with BioXcel LLC

The Company entered into a Separation and Shared Services Agreement with BioXcel LLC that took effect on June 30, 2017, as amended and restated thereafter (the “Services Agreement”), pursuant to which BioXcel LLC had agreed to provide the Company with certain intellectual property prosecution and management and research and development activities.

Under the Services Agreement, the Company had an option, exercisable until December 31, 2024, to enter into a separate collaborative services agreement with BioXcel LLC pursuant to which BioXcel LLC shall perform product identification and related services for us utilizing its EvolverAI. We agreed to pay BioXcel LLC $18 per month from March 13, 2023, to December 31, 2024 in exchange for this option. This option was not exercised. However, BioXcel LLC continues to perform certain administrative services under the terms of the expired contract. We agreed to negotiate any such collaborative services agreement in good faith and to incorporate reasonable market-based terms, including consideration for BioXcel LLC reflecting a low, single-digit royalty on net sales and reasonable development and commercialization milestone payments, provided that (i) development milestone payments shall not exceed $10,000 in the aggregate and not be payable prior to proof of concept in humans and (ii) commercialization milestone payments shall be based on reaching annual net sales levels, be limited to 3% of the applicable net sales level, and not exceed $30,000 in the aggregate. We did not exercise our option to renew the agreement for product identification and related services utilizing BioXcel LLC’s EvolverAI. Subsequent to December 31, 2024 no development activity has been carried out by BioXcel LLC and none is contemplated.

Service charges recorded under the Services Agreement for the years December 31, 2024 and 2023 were as follows:

	Year ended December 31,
	2024	2023

Research and development	$938	$1,075
Selling, general and administrative	392	211
Total	$1,330	$1,286

There were no service charges due as of December 31, 2024 and December 31, 2023.

Note 9. Debt and Credit Facilities

Debt, net of unamortized discounts and financing costs, consists of the following:

	December 31, 2024	December 31, 2023

Credit Agreement and Guaranty	$102,319	$102,319
Payable-in-kind ("PIK") interest	4,403	361
Total long-term debt liability	$106,722	$102,680
Unamortized debt premiums, discounts and issuance costs	(4,214)	(2,082)
Total long-term debt	$102,508	$100,598

On April 19, 2022, the Company entered into two strategic financing agreements: (i) a Credit Agreement and Guaranty (the “Credit Agreement”) by and among the Company, as the borrower, certain subsidiaries of the Company from time to time party thereto as subsidiary guarantors, the lenders party thereto (the “Lenders”), and Oaktree Fund Administration LLC (“OFA”) as administrative agent, and (ii) a Revenue Interest Financing Agreement (the “RIFA”; and together with the Credit Agreement, the “OFA Facilities”) by and among the Company, the purchasers party thereto (the “RIFA Purchasers”) and OFA as administrative agent. Under the OFA Facilities, the Lenders and the RIFA Purchasers agreed to, in the aggregate between the two OFA Facilities, provide up to $260,000 in gross funding to support the Company’s commercial activities of IGALMI® sublingual film. In addition, the OFA Facilities are intended to support the expansion of clinical development efforts of BXCL501, which includes a Phase 3 program for the acute treatment of agitation in patients with Alzheimer’s disease, and for general corporate purposes. The Lenders and RIFA Purchasers are comprised of affiliates of Oaktree Capital Management, L.P. and Qatar Investment Authority.

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

Waiver and Fifth Amendment to Credit Agreement and Guaranty

On November 21, 2024, the Company entered into the Fifth Amendment to Credit Agreement and Guaranty and First Amendment to Fourth Amendment to Credit Agreement and Guaranty (the “Fifth Amendment”), which amended the Credit Agreement and Guaranty, dated April 19, 2022, by and among the Company, as the borrower, certain subsidiaries of the Company from time to time party thereto as subsidiary guarantors, the lenders party thereto (the “Lenders”), and Oaktree Fund Administration LLC (“OFA”) as administrative agent (as amended by the Waiver and First Amendment to Credit Agreement and Guaranty, dated as of November 13, 2023, the Second Amendment to Credit Agreement and Guaranty and Termination of Revenue Interest Financing Agreement, dated as of December 5, 2023, the Third Amendment to Credit Agreement, dated as of February 12, 2024, and the Fourth Amendment to Credit Agreement and Guaranty, dated as of March 20, 2024 (the “Fourth Amendment”), the “Existing Credit Agreement”).

Pursuant to the Fifth Amendment, the Lenders agreed to, among other things, (i) waive the Credit Agreement’s covenant that the report and opinion the Company will receive from its independent registered public accounting firm with respect to the financial statements for the year ending December 31, 2024 will not contain a “going concern” or similar qualification, (ii) permanently waive the Credit Agreement’s minimum revenue covenant, and (iii) waive the Fourth Amendment’s requirement that the Company raise, after the effective date of the Fourth Amendment and on or before November 30, 2024, at least $50,000 in gross cash proceeds from the issuance of its common stock, warrants, and/or pre-funded warrants, and/or in cash and/or non-cash consideration from newly entered-into partnering transactions.

The Fifth Amendment includes a new capital raising covenant requiring that the Company receive (A) after the effective date of the Fifth Amendment and on or prior to November 27, 2024, at least $7,000 in gross cash proceeds from the issuance of the Company’s common stock, warrants and/or pre-funded warrants(“Raise 1”), (B) after the effective date of the Fifth Amendment and on or before March 15, 2025 (provided that the Company was required to use its commercially reasonable efforts to satisfy the requirement by February 15, 2025), at least $18,000 in net cash proceeds (including the proceeds of Raise 1) from (i) the issuance of the Company’s common stock, warrants and/or pre-funded warrants, (ii) non-refundable cash consideration from partnering transactions entered into after the effective date of the Fifth Amendment (so long as such partnering transactions would not require the Company or any of its subsidiaries to make any cash investments in connection with the partnering transactions and no such cash investments are made), (iii) the issuance of the Company’s subordinated debt (subject to terms set forth in the Fifth Amendment), and/or (iv) asset sales permitted pursuant to the Credit Agreement or consented to by the Lenders (such capital raise, “Raise 2”), and (C) after the effective date of the Fifth Amendment and on or prior to the earlier of (x) August 15, 2025 and (y) the date that is 30 days after the final data readout of the SERENITY At-Home Phase 3 trial, at least $29,000 in net cash proceeds (including the proceeds from Raise 1 and Raise 2) from the same permitted capital raising activities listed in the preceding clause (B).

In connection with the Fifth Amendment and the required capital raises described in the preceding paragraph, the Lenders agreed to modify the Credit Agreement’s minimum liquidity covenant to require minimum cash liquidity of $7,500 (instead of $25,000) from and after the closing of Raise 1until March 30, 2025. On March 31, 2025, the minimum liquidity amount will increase to $10,000 and on September 30, 2025, the minimum liquidity amount will further increase to $15,000.

In connection with the Fifth Amendment, the Company paid a one-time amortization payment of $2,500 principal amount, together with accrued and unpaid interest and a portion of the prepayment fee and other fees payable in December 2024.

The Fifth Amendment also modifies the interest rate of the loans provided under the Credit Agreement from a floating rate of Term SOFR plus 7.50% per annum, to a fixed rate of 13% per annum, retroactive to and effective as of September 30, 2024. For the quarterly payment dates ending December 31, 2024, March 31, 2025, and June 30, 2025, the Company will have the ability to make interest payments of up to 10% per annum “in-kind” by capitalizing and adding such interest to the outstanding principal amount of the loans under the Credit Agreement. In addition, pursuant to the Fifth Amendment, the Company will be required to make quarterly amortization payments equal to 5.0% of the principal amount of funded loans, together with applicable prepayment fees, beginning on March 31, 2026.

On the effective date of the Fifth Amendment and as a condition to effectiveness thereof, the Company’s wholly owned subsidiaries OnkosXcel Therapeutics, LLC and OnkosXcel Employee Holdings, LLC (collectively, “OnkosXcel”), which previously provided unsecured guarantees of the Company’s obligations under the Credit Agreement, granted security interests in substantially all of their assets to support such obligations.

The Fifth Amendment amends the negative covenants under the Credit Agreement to remove flexibility the Company and its subsidiaries previously had thereunder to undertake various transactions, including, without limitation, with respect to potential dispositions of OnkosXcel or out-licenses by OnkosXcel of its intellectual property.

Pursuant to the Fifth Amendment, the Company committed to appoint a new independent board director (subject to customary background checks, applicable law, confirmation of independence and Nasdaq rules), and to provide the independent director with various privileges and committee memberships on the board of directors of the Company

(including the appointment of such director on committee to be formed to focus on capital raising and evaluate strategic options). The Company also agreed to engage an investment banker reasonably acceptable to OFA and the Lenders to assist the Company and its board of directors with evaluating and exploring strategic options.

The Company also agreed to covenants requiring that the Company’s cash expenditures be monitored by the Lenders according to a board-approved budget provided to the Lenders prior to the signing of the Fifth Amendment, which cash budget will be updated on a bi-weekly basis going forward. The Company will not be permitted to make disbursements for any two-week period in excess of 115% of the aggregate budgeted amount of disbursements for the applicable period. Finally, pursuant to the Fifth Amendment, the Company is restricted from paying cash bonuses for its employees or executives during the fiscal years 2024 and 2025 without OFA’s consent or increasing the cash compensation for fiscal year 2025 for certain senior officers of the Company from their compensation for fiscal year 2024.

Revenue Interest Financing Agreement

As noted, the RIFA was terminated when the Company entered into the Second Amendment, which amended the Credit Agreement (as amended by the First Amendment). The $30,000 Tranche A previously provided to the Company under the RIFA was converted to the Tranche A-2 Term Loan. Prior to termination, the RIFA provided up to $120,000 in potential financing in exchange for a capped revenue interest on net sales of IGALMI®, and other future BXCL501 products, if any, that received regulatory approval for sale. The initial Tranche A of $30,000 was funded on July 8, 2022.

Under the terms of the RIFA, the Purchasers were to receive tiered revenue interest payments on U.S. net sales of IGALMI®, and other future BXCL501 products, if any, that receive regulatory approval for sale, equal to a royalty ranging from 0.375% to 7.750% of net sales of IGALMI®, and other future BXCL501 products, if any, approved for sale in the U.S., subject to a hard cap equal to 1.75x the total amount funded. The Company would also have been required to make certain additional payments to the Purchasers from time to time to ensure that the aggregate amount of payments received by the Purchasers under the RIFA were at least equal to certain agreed upon minimum levels as of certain specified dates, subject to terms and conditions set forth in the RIFA. Revenue interest payments due under the RIFA were payable quarterly based on net sales.

Warrants and Equity Investment Right

In connection with the closing of the Second Amendment, on the Second Amendment Effective Date, the Company amended and restated the warrants granted to the Lenders on April 19, 2022 to purchase up to 17 shares of the Company’s common stock at an exercise price of $320.6 per share (the “Closing Date Warrants”). Pursuant to the amendment and restatement of the Closing Date Warrants, dated December 5, 2023 (the “Amended and Restated Closing Date Warrants”), the exercise price of the Closing Date Warrants has been reduced to $58.3232 per share. In addition, the Company granted new warrants to the Lenders to purchase up to 4 shares of the Company’s common stock (the “2023 Warrant Shares”) at an exercise price of $58.3232 per share (the “2023 Warrants” and together with the Amended and Restated Closing Date Warrants, the “Warrants”). The Amended and Restated Closing Date Warrants and the 2023 Warrants will expire on April 19, 2029 and may be net exercised at the holders election. In addition, pursuant to the Credit Agreement, the Lenders have the right to purchase shares of the Company’s common stock after the Second Amendment Effective Date, so long as borrowings under the Credit Agreement are outstanding, for a purchase price of $5,000 at a price per share equal to a 10% premium to the volume-weighted average price of the common stock over the 30 trading days prior to the Lenders’ election to proceed with such equity investment (the “Equity Investment Right”). BTI entered into a registration rights agreement (the “Registration Rights Agreement”) with the Lenders and filed a registration statement on Form S-3 to register the shares issuable upon exercise of the Warrants and, if issued, the shares related to the Equity Investment Right, for resale. The maximum shares of the Company’s common stock issuable under the Warrants (including the Closing Date Warrants and the 2023 Warrants) and Lenders’ Equity Investment Right was 366 as of March 31, 2024. On the Second Amendment Effective Date, Company amended and restated its Registration Rights Agreement (the “Amended and Restated Registration Rights Agreement”) with the Lenders, dated April 19, 2022, pursuant to which the Company agreed to register the 2023 Warrant Shares for resale.

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

In connection with the closing of the Fourth Amendment discussed below, the Company granted new warrants to the Lenders to purchase up to 6 shares of its common stock (the “2024 Warrant Shares”) at an exercise price of $49.1568 per share (the “2024 Warrants”), which represents a 10% premium over the arithmetic average of the volume-weighted average price of the Company’s common stock on the Nasdaq Capital Market during the 30 trading days preceding the Effective Date. The 2024 Warrants will expire on April 19, 2029 and may be net exercised at the holder’s election. On the Effective Date, the Company amended and restated its Amended and Restated Registration Rights Agreement (the “Second Amended and Restated Registration Rights Agreement”) with the Lenders, originally dated April 19, 2022. Pursuant to the Second Amended and Restated Registration Rights Agreement, the Company agreed to register the 2024 Warrant Shares for resale.

Fifth Amendment Warrants, Registration Rights Agreement and Equity Investment Right Termination

Prior to the Fifth Amendment, pursuant to the Credit Agreement, the Lenders had the right to purchase shares of our common stock, so long as borrowings under the Credit Agreement are outstanding, for a purchase price of $5,000 at a price per share equal to a 10% premium to the volume-weighted average price of the common stock over the 30 trading days prior to the Lenders’ election to proceed with such equity investment (the “Equity Investment Right”). The Equity investment Right was terminated as part of the Fifth Amendment. We entered into a registration rights agreement with the Lenders (as amended and restated in connection with the Second Amendment, the “Amended and Restated Registration Rights Agreement”) and filed registration statements on Form S-3 to register the shares issuable upon exercise of the Closing Date Warrants, 2023 Warrants and the New Warrants for resale. The maximum shares of our common stock issuable under the Closing Date Warrants, the 2023 Warrants and the Lenders’ Equity Investment Right was 366. On the Effective Date, we further amended and restated the Amended and Restated Registration Rights Agreement (the “Second Amended and Restated Registration Rights Agreement”) with the Lenders. Pursuant to the Second Amended and Restated Registration Rights Agreement, we agreed to register the 2024 Warrant Shares for resale.

In connection with the closing of the Fifth Amendment, the Company agreed to, substantially concurrently with the closing of Raise 1, grant new warrants to the Lenders to purchase an aggregate of 313 shares of common stock on the closing date of the Fifth Amendment, at an exercise price of $0.16 per share (the “New Warrants”). The New Warrants will expire on the seventh anniversary of their issuance.

In addition, the Company agreed to, substantially concurrently with the closing of Raise 1, amend and restate all warrants to purchase stock of the Company issued to the Lenders prior to the effective date of the Fifth Amendment, to revise the exercise price thereunder to an exercise price equal to the lower of (i) the price per share of the common stock of the Company issued in Raise 1 and (ii) arithmetic average of the volume-weighted average price of the Company’s common stock on the Nasdaq Capital Market during the 30 trading days preceding Raise 1 (such existing warrants, as amended and restated, the “Original Warrants”). The Original Warrants provide the Lenders with the right to purchase a total of 28 shares of common stock of the Company, and the exercise prices of $58.3232 per share and $49.1568 per share were reduced to $7.68 per share.

On the date of issuance of the New Warrants, the Company agreed to amend and restate its Second Amended and Restated Registration Rights Agreement with the Lenders, dated March 20, 2024. Pursuant to such amendment and restatement (the “Third Amended and Restated Registration Rights Agreement”), the Company will agree to register the shares of common stock issuable under the New Warrants, in addition to all Original Warrants, for resale.

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

Maturities of long-term debt are expected to be as follows:

December 31, 2024

2025	$—
2026	$22,431
2027	$84,291
Thereafter	$—

Interest expense was as follows:

	Year ended
	December 31,
	2024	2023

Interest expense	$14,662	$11,941
Accretion of debt discount and amortization of financing costs	467	1,373
Total interest expense	$15,129	$13,314

Note 10. Derivative Financial Instruments

BTI identified certain freestanding financial instruments and/or embedded features that require separate accounting from the borrowings under the OFA Facilities. This includes the OnkosXcel Warrants and Equity Investment Right held by the Lenders, along with certain put/call options. The OnkosXcel Warrants and Equity Investment Right do not meet certain scope exceptions under U.S. GAAP, primarily because the exercise prices and number of shares of the Company’s common stock issuable under the instruments are variable, and the instruments meet the definition of a derivative instrument. Therefore, these instruments are recorded as Derivative liabilities in the Consolidated Balance Sheets. The respective derivative liabilities are recorded at fair value on the date of issuance and are revalued on each balance sheet date until such instruments are settled or expire, with changes in the fair value between reporting periods recorded within Other (income) expense, net in the Company’s Consolidated Statements of Operations. As discussed in Note 9, Debt and Credit Facilities, the Equity Investment Right was terminated on November 25, 2024 in connection with the Fifth Amendment to the Credit Agreement. The Company recorded the termination gain of $1,263 within Other (income) expense, net in the Company’s Consolidated Statements of Operations for the carrying value of the Equity Investment Right.

With respect to the Securities Purchase Agreement discussed in Note 11, Common Stock Financing Activities, BTI determined that the Accompanying Warrants fail the equity classification criteria and are therefore classified as liabilities in accordance with ASC 480, Distinguishing Liabilities from Equity ("ASC 480") and ASC 815, Derivatives and Hedging (“ASC 815”). The Accompanying Warrants failed to meet the requirements to be indexed to equity and equity classified, and meet the definition of a derivative instrument. Therefore, these instruments are recorded as Derivative liabilities in the Consolidated Balance Sheet as of December 31, 2024. The respective derivative liabilities were recorded at fair value on the date of issuance in the amount of $19,347 and are revalued on each balance sheet date until such instruments are settled or expire, with changes in the fair value between reporting periods recorded within Other (income) expense, net in the Company’s Consolidated Statements of Operations. We value the Accompanying Warrants using the Black-Scholes option pricing model as discussed in Note 14, Fair measurements.

On November 21, 2024, the exercise price of 534 of the Accompanying Warrants was reduced from $51.20 to $9.136 per share. As a result of the repricing, the Company recorded the increase in fair value of $1,000 as an increase to the carrying value of Derivative liabilities, recorded as an increase to their carrying value, and as a loss in Other (income) expense, net, in the Company’s Consolidated Statements of Operations. For the year ended December 31, 2024, the Company recorded total net gains of $17,027, including the $1,000 repricing loss, in Other (income) expense, net, in the Company’s Consolidated Statements of Operations. As of December 31, 2024, the fair value of the Accompanying Warrants was $2,320.

On November 25, 2024, as discussed below, the Company issued additional warrants (the “November 2024 Accompanying Warrants”). The November 2024 Accompanying Warrants failed to meet the requirements to be indexed to equity and equity classified, and meet the definition of a derivative instrument. Therefore, these instruments are recorded as Derivative liabilities in the Consolidated Balance Sheet as of December 31, 2024. The respective derivative liabilities were recorded at fair value on the date of issuance in the amount of $5,562 and are revalued on each balance sheet date until such instruments are settled or expire, with changes in the fair value between reporting periods recorded within Other (income) expense, net in the Company’s Consolidated Statements of Operations. For the year ended December 31, 2024, the Company recorded total net gains of $1,289 in Other (income) expense, net, in the Company’s Consolidated Statements of Operations. As of December 31, 2024, the fair value of the November 2024 Accompanying Warrants was $4,273.

Note 11. Common Stock Financing Activities

In May 2021, the Company entered into an Open Market Sale Agreement (as amended, supplemented and/or restated from time to time, the “Sale Agreement”) with Jefferies LLC (“Jefferies”) pursuant to which the Company could offer and sell shares of its common stock, having an aggregate offering price of up to $100,000, from time to time, through an “at the market offering” program under which Jefferies will act as sale agent. In November 2023, the Company amended the Sale Agreement to increase the size of the “at the market offering" program to $150,000. For the year ended December 31, 2023, the Company sold 88 shares of its common stock for a gross amount of $27,032, incurred issuance costs of $811, and received net proceeds of $26,221. For the year ended December 31, 2024, the Company sold 240 shares of its common stock for a gross amount of $7,682, incurred issuance costs of $231, and received net proceeds of $7,451.

On March 25, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the purchasers named therein (collectively, the “Purchasers”). Pursuant to the Purchase Agreement, the Company agreed to issue and sell to the Purchasers in a registered direct offering (the “Offering”) under an effective shelf registration statement on Form S-3 (File No. 333-275261) and a related prospectus supplement filed with the Securities and Exchange Commission on March 25, 2024 (the “Prospectus Supplement”) an aggregate of 191 shares (the “Shares”) of common stock, par value $0.001 per share, and accompanying warrants (the “Accompanying Warrants”) to purchase up to 191 shares of common stock at a combined offering price of $4.416 per Share and Accompanying Warrant and pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 348 shares of common stock and Accompanying Warrants to purchase up to 348 shares of common stock, at a combined offering price of $46.40 per share underlying each Pre-Funded Warrant and Accompanying Warrant, which equals the offering price per Share and Accompanying Warrant less the $0.016 exercise price per share of the Pre-Funded Warrants. The Pre-Funded Warrants and Accompanying Warrants are not listed on the Nasdaq Capital Market or any other securities exchange or trading system and the Company does not intend to list them. On March 27, 2024, The Company received $25,000 of gross proceeds from the Offering, incurred issuance costs of $248, and received net proceeds of $24,752.

The Pre-Funded Warrants have an exercise price per share of common stock equal to $0.016 per share. The exercise price and the number of shares of common stock issuable upon exercise of the Pre-Funded Warrants are subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. The Pre-Funded Warrants are exercisable at any time after the date of issuance. For the year ended December 31, 2024, 348 Pre-Funded Warrants were exercised and the same number of shares of common stock were issued in exchange for $6 of proceeds received.

The Accompanying Warrants have an exercise price per share of common stock equal to $51.20 per share. The exercise price and the number of shares of common stock issuable upon exercise of the Accompanying Warrants are subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. The Accompanying Warrants will be exercisable at any time after the date of issuance and will expire on the fifth anniversary of the date of issuance. The Accompanying Warrants do not meet certain scope exceptions under U.S. GAAP, primarily because they did not meet the requirements to be indexed to equity and equity classified, and the instruments meet the definition of a derivative instrument. Therefore, these instruments are recorded as Derivative liabilities in the Consolidated Balance Sheet as of December 31, 2024.

On November 22, 2024, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Canaccord Genuity LLC, as underwriter (the “Underwriter”), in connection with the issuance and sale by the Company in a public offering of (i) 350 shares of the Company’s common stock, and accompanying warrants (the “November 2024 Accompanying Warrants”) to purchase 350 shares of Common Stock, at a combined public offering price of $7.68 per share, and, in lieu thereof to certain investors, (ii) pre-funded warrants to purchase 563 shares of Common Stock, and accompanying warrants (the “November 2024 Accompanying Warrants”) to purchase 563 shares of Common Stock, at a combined public offering price of $7.664 per pre-funded warrant, which equals the public offering price per share of Common Stock and accompanying warrant less the $0.016 exercise price per share of the pre-funded warrants, less underwriting discounts and commissions, pursuant to an effective shelf registration statement on Form S-3 (Registration No. 333-275261) and a related prospectus supplement filed with the Securities and Exchange Commission. For the year ended December 31, 2024, 80 pre-funded warrants were exercised and the same number of shares of common stock were issued in exchange for $1 of proceeds received.

Each of the November 2024 Accompanying Warrants in the offering is subject to customary beneficial ownership limitations on exercisability, is exercisable at any time after the date of issuance of such warrant and, in the case of the accompanying warrants, will expire on the fifth anniversary of the date of issuance. Each of the November 2024 Accompanying Warrants will have an exercise price of $7.68 per underlying share of Common Stock.

The Company received net proceeds from the offering of approximately $6,128, after deducting underwriting discounts and commissions and offering expenses of $871. The Company intends to use the net proceeds of the offering to fund the SERENITY At-Home trial, prepare for the initiation of the TRANQUILITY In-Care trial, working capital and general corporate purposes.

Note 12. Stock-Based Compensation

2017 Equity Incentive Plan

The Company’s 2017 Plan became effective in August 2017. Following the effective date of the Company's 2020 Plan, the Company ceased granting awards under the 2017 Plan, however, the terms and conditions of the 2017 Plan continue to govern any outstanding awards granted thereunder.

2020 Incentive Award Plan

The Company’s 2020 Plan was approved and became effective at the Company’s 2020 annual meeting of stockholders on May 20, 2020, and unless earlier terminated by the Board of Directors, will remain in effect until March 26, 2030. The 2020 Plan originally authorized for issuance the sum of (i) 57 shares of the Company’s common stock and (ii) 15 shares of the Company’s common stock, which represents the number of shares that remained available for issuance under the 2017 Plan immediately prior to the approval of the 2020 Plan by the Company’s stockholders. Any shares of common stock which, immediately prior to the approval of the 2020 Plan by the Company’s stockholders, were subject to awards granted under the 2017 Plan that are forfeited or lapse unexercised and are not issued under the 2017 Plan will increase the number of shares of common stock available for grant under the 2020 Plan. In addition, the number of shares available for issuance under the 2020 Plan will increase on the first day of each calendar year, beginning January 1, 2021 and ending on and including January 1, 2030, by a number of shares equal to the lesser of (A) 4% of the aggregate number of shares of the Company’s common stock outstanding on the final day of the immediately preceding calendar year and (B) such smaller number of shares of common stock as determined by the Board of Directors. The shares available for issuance under the 2020 Plan increased by 75 shares and 70 shares on January 1, 2024 and 2023, respectively.

Stock-based awards granted under the 2020 Plan have a term of ten years. The vesting schedule of all awards granted under the 2020 Plan is determined by the Board of Directors, which is generally four years. Stock-based awards granted under the 2020 Plan include stock options, BTI RSUs, and Performance Units.

As of December 31, 2024, there were 42 shares available to be granted under the 2020 Plan.

BTI Restricted stock units

The table below summarizes activity relating to BTI RSUs.

Number of
shares

Outstanding as of January 1, 2024	12
Granted	22
Cancelled	(1)
Vested	(6)
Outstanding as of December 31, 2024	27

In 2024, the Company granted 22 time-based BTI RSUs to certain employees, executives, and board members. The RSUs granted to employees and executives vest 100% at the one-year anniversary of the grant date. The weighted average grant date fair value per share for the BTI RSUs granted to employees and executives in 2024 was $23.43. Unrecognized stock-based compensation expense related to these awards was $13 as of December 31, 2024. The RSUs granted to board members vest monthly over a 12-month period, beginning in November 2024. The weighted average grant date fair value per share for the BTI RSUs granted to board members was $9.12. Unrecognized stock-based compensation expense related to these awards was $185 as of December 31, 2024. Unrecognized stock-based compensation expense related to awards issued prior to 2024 was $575 and $1,715 as of December 31, 2024 and 2023, respectively.

BTI Performance stock units

The table below summarizes activity relating to Performance Units related to BTI common stock.

Number of
shares

Outstanding as of January 1, 2024	33
Granted	87
Cancelled	(27)
Exercised	(23)
Outstanding as of December 31, 2024	70

In July 2024, the Company granted 87 Performance Units to employees. The Performance Units vest on the one-year anniversary of the grant date, provided certain performance criteria are met. The weighted average value per share of Performance Units granted in 2024 was $19.20. None of the Performance Units had vested as of December 31, 2024. Unrecognized stock-based compensation expense related to these Performance Units expected to vest was zero as of December 31, 2024 since it is uncertain whether any performance criteria will be met.

OnkosXcel Profit sharing units

The table below summarizes activity relating to the PSUs associated with OnkosXcel as described below.

		Weighted average
	Number of	price per unit
	units	(in whole dollars)

Outstanding as of January 1, 2024	1,240	$5,626
Granted	15	$10,176
Cancelled	(89)	$5,506
Forfeited	—	$—
Outstanding as of December 31, 2024	1,166

Vested units as of December 31, 2024	941	$5,570

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

The fair values of the PSUs granted in 2024 was $8 per unit, and was estimated at the date of grant using a Black-Scholes option pricing model. The total fair value of the PSUs vested during the year ended December 31, 2024 was $1,165.

	2024 grant profit share unit valuation inputs

Expected volatility	97.4%
Risk-free rate of interest	3.6%
Expected dividend yield	—%
Expected term	5.8	years

Unrecognized stock-based compensation expense related to the PSUs was $377 as of December 31, 2024.

OnkosXcel restricted stock units

The table below summarizes activity relating to the OnkosXcel RSUs.

Number of
units

Outstanding as of January 1, 2024	225
Granted	—
Vested	(41)
Cancelled	(8)
Outstanding as of December 31, 2024	176

As of December 31, 2024, the Company had 176 OnkosXcel Restricted Stock Units outstanding. Unrecognized stock-based compensation expense related to the awards expected to vest was approximately $210 as of December 31, 2024.

BTI Stock options

A summary of the Company’s stock option activity for the year ended December 31, 2024, is presented below.

	Number of	Weighted average
	shares	price per share

Outstanding as of January 1, 2024	311	$296.36
Granted	40	$20.00
Forfeited	(24)	$214.56
Cancelled	(16)	$339.74
Exercised	—	$—
Outstanding as of December 31, 2024	311	$265.36

Options vested and exercisable as of December 31, 2024	249	$291.94

As of December 31, 2024, the intrinsic value of options outstanding was $0. The intrinsic value for stock options is calculated based on the difference between the exercise prices of the underlying awards and the quoted stock price of the Company’s common stock as of the reporting date.

The total intrinsic value of stock options exercised for the year ended December 31, 2024 was $0. The total intrinsic value of stock options exercisable as of December 31, 2024 was $0.

The weighted average grant date fair value of options granted during the year ended December 31, 2024 was $16.63.

The weighted average grant date fair value of options vested as of December 31, 2024 was $215.98.

The weighted average remaining contractual life is 4.9 years for options exercisable as of December 31, 2024. The weighted average remaining contractual life was 5.6 years for options outstanding as of December 31, 2024.

Unrecognized compensation expense related to unvested stock option awards as of December 31, 2024, was $7,691 and will be recognized over the remaining vesting periods of the underlying awards. The weighted-average period over which such compensation is expected to be recognized is 0.9 years.

Stock-Based Compensation

The fair value of options granted during the years ended December 31, 2024 and 2023 was estimated using the Black-Scholes pricing model with the following assumptions:

	Year ended					Year ended
	December 31, 2024					December 31, 2023

Expected term	5.5	years	-	6.1	years	5.5	years	-	6.1	years
Expected stock price volatility	108.0%		-	112.5%		96.9%		-	109.9%
Risk-free rate of interest	4.0%		-	4.5%		3.5%		-	4.7%
Expected dividend yield	0.0%		-	0.0%		0.0%		-	0.0%

In 2024, the Company continued using the historical volatility of its common stock to estimate volatility. Prior to 2023, volatility was estimated using a combination of the historical volatility of publicly traded peer companies and that of the Company’s common stock. The expected term of the awards is estimated based on the simplified method, which calculates the expected term based upon the midpoint of the term of the award and the vesting period. The Company uses the simplified method because it does not have sufficient option exercise data to provide a reasonable basis upon which to estimate the expected term. The expected dividend yield is zero percent as the Company has no history of paying dividends nor does management expect to pay dividends over the contractual terms of these options. The risk-free interest rates are determined by reference to the U.S. Treasury yield curve in effect at the time of grant, with maturities approximating the expected term of the stock options. The fair value of the underlying common stock is generally determined as the closing price of the Company’s common stock on The Nasdaq Capital Market on the grant date, with consideration of whether there is material nonpublic information that could impact that estimated fair value when it is released.

The Company recognized stock-based compensation expense related to awards issued under the 2017 Plan and the 2020 Plan, as well as the OnkosXcel PSUs and OnkosXcel RSU’s, of $6,156 and $18,614 for the years ended December 31, 2024 and 2023, respectively, which were comprised as follows:

	Year ended December 31,
	2024	2023

Research and development	$2,251	$6,324
Selling, general and administrative	3,905	12,290
Total	$6,156	$18,614

2020 Employee Stock Purchase Plan

The Company’s 2020 Employee Stock Purchase Plan (the “ESPP”) was also approved and became effective at the Company’s 2020 annual meeting of stockholders on May 20, 2020. The ESPP is designed to assist eligible employees of the Company with the opportunity to purchase the Company’s common stock at a discount through accumulated payroll deductions during successive offering periods. The aggregate number of shares that may be issued pursuant to rights granted under the ESPP is 6 shares of common stock. In addition, the number of shares available for issuance under the ESPP will increase on the first day of each calendar year, beginning on January 1, 2021 and ending on and including January 1, 2030, by a number of shares of common stock equal to the lesser of (a) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as determined by the Board of Directors. The number of shares that may be issued or transferred pursuant to rights granted under the component of the ESPP that is intended to qualify for favorable U.S. federal tax treatment under Section 423 of the Internal Revenue Code (the “Section 423 Component”) shall not exceed 31 shares. The purchase price will be determined by the administrator of the ESPP and, for purposes of the Section 423 Component, shall not be less than 85% of the fair value of a share on the first trading day or on the last trading day of the applicable offering period, whichever is lower. The shares available for issuance under the ESPP increased by 19 shares and 18 shares on January 1, 2024 and 2023, respectively. To date, no shares have been sold under the ESPP. There were 75 shares available for issuance as of December 31, 2024.

Note 13. Leases

BTI leases office space for its corporate headquarters at 555 Long Wharf Drive, New Haven, Connecticut (the “HQ Lease”) under an operating lease that expires in February 2026. The Company has an option to renew the HQ Lease for one additional five-year term. Payments under the HQ Lease are fixed.

The Company also leases equipment such as copiers and information technology equipment.

The future minimum annual lease payments under operating leases, as of December 31, 2024, were as follows:

Year ending December 31,	Amount

2025	$391
2026	65
Thereafter	—
Total lease payments	$456
Imputed interest	(17)
Total lease liability	$439
Less current portion of lease liability	(374)
Long-term portion of operating lease liability	$65

The current portion of the Company’s operating lease liability of $374, as of December 31, 2024, is included in Other current liabilities on the Consolidated Balance Sheets.

Lease expense was $394 and $392 for the years ended December 31, 2024 and 2023, respectively.

Lease renewal options are not included in the ROU asset or lease liability.

Note 14. Employee Benefit Plan

The Company maintains a defined contribution retirement plan for its employees that complies with Section 401(k) of the Internal Revenue Code (the “401(K) Plan”). Employees are eligible to participate in the 401(K) Plan and can contribute a portion of their pay into the 401(K) Plan, subject to annual limits established by the U.S. Internal Revenue Service. Participating employees receive an employer matching contribution equal to 50% of eligible employee contributions on the first 5% of eligible compensation contributed. Employer contributions to the 401(K) Plan were $289 and $788 for the years ended December 31, 2024 and 2023, respectively.

Note 15. Fair Value Measurements

The Company groups its assets and liabilities measured at fair value in three levels based on the nature of the inputs and assumptions used to determine fair value. Refer to Note 3, Summary of Significant Accounting Policies, for additional information on the accounting policies related to fair value.

The carrying amounts of Cash and cash equivalents, Accounts receivable, net and Accounts payable approximate fair value due to the short-term nature of these instruments. As of December 31, 2024 and 2023, the Company had $29,036 and $64,860, respectively, primarily in money market funds that hold U.S. government cash equivalent instruments (included in Cash and cash equivalents) which were valued based on Level 1 inputs. There were no transfers between levels within the hierarchy during the years ended December 31, 2024 and 2023.

Derivative liabilities measured at fair value on a recurring basis are summarized below.

	Year ended
	December 31, 2024
	Fair Value	Level 1	Level 2	Level 3	Total

Derivative liability - BTI Warrants	$6,593	$—	$6,593	$—	$6,593
Derivative liability - OnkosXcel Warrants	40	—	—	40	40
Total derivative liabilities	$6,633	$—	$6,593	$40	$6,633

	Year ended
	December 31, 2023

	Fair Value	Level 1	Level 2	Level 3	Total

Derivative liability - BTI Warrants	$1,193	$—	$—	$1,193	$1,193
Derivative liability - OnkosXcel Warrants	712	—	—	712	712
Total derivative liabilities	$1,905	$—	$—	$1,905	$1,905

Derivative liabilities are comprised of the OnkosXcel Warrants and Equity Investment Right held by the Lenders. The fair value of the derivative liabilities was determined using Monte Carlo simulation models for the Equity Investment Right, and Binomial Option Pricing and Distribution models for the OnkosXcel Warrants. As discussed in Note 9, Debt and Credit Facilities, the Equity Investment Right was terminated on November 25, 2024 in connection with the Fifth Amendment to the Credit Agreement.

The following table presents changes in Level 3 liabilities measured at fair value for the year ended December 31, 2024. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category.

	Year ended
	December 31,
	2024	2023

Derivative liabilities, Balance - January 1	$1,905	$2,343
Termination of Derivative liabilities - Equity Investment Right	(1,263)	—
Change in fair value	(602)	(438)
Derivative liabilities, Balance - December 31	$40	$1,905

The derivative liabilities were reported at their fair values in the Consolidated Balance Sheets. The changes in the fair value of the derivative liabilities were reported as gains in the Consolidated Statements of Operations as Other (income) expense, net, for the years ended December 31, 2024 and 2023, in the amounts of $20,181 and $438, respectively.

Inputs used to calculate the estimated fair value of the Equity Investment Right were as follows:

	Equity Investment Right

Strike price relative to volume weighted 30-day average	110.0%
Volatility (annual)	112.3%
Probability of exercise	91.0%
Time period	1.3	years
Estimated premium to 30-day average	24.0%
Discount rate	4.26%

The changes in fair value of the Equity Investment Right up to its termination date were recorded in the Consolidated Statements of Operations as Other (income) expense, net. The final carrying value of the Equity Investment Right of $1,263 upon derecognition was recorded was recorded as a reduction of derivative liability with the offset recorded as a gain in Other (income) expense, net, in the Consolidated Statements of Operations.

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

The estimated fair value of the Credit Agreement as of December 31, 2024, was $94,204. Both observable and unobservable inputs were used to determine the fair value of long-term debt, which was classified within the Level 3 category.

The following table presents the BTI warrants issued by the Company and the corresponding balance sheet classification:

Warrant Recipient	Warrant Type	Issue Date	Exercise Price	Number of Warrants	Classification

Lenders and RIFA Purchasers	Closing Date Warrants	4/19/2022	$7.68	17	Equity
Lenders and RIFA Purchasers	2023 Warrants	12/5/2023	$7.68	4	Equity
Lenders and RIFA Purchasers	2024 Warrants	3/20/2024	$7.68	6	Equity
Lenders and RIFA Purchasers	New Warrants	11/25/2024	$0.16	313	Equity
Armistice Capital Master Fund Ltd.	Accompanying Warrants	3/25/2024	$9.136	534	Derivative Liability
Armistice Capital Master Fund Ltd.	Accompanying Warrants	3/25/2024	$51.20	5	Derivative Liability
Armistice Capital Master Fund Ltd.	November 2024 Accompanying Warrants	11/25/2024	$7.68	846	Derivative Liability
Heights Capital Management	November 2024 Accompanying Warrants	11/25/2024	$7.68	27	Derivative Liability
Hudson Bay Capital Management	November 2024 Accompanying Warrants	11/25/2024	$7.68	27	Derivative Liability
IntraCoastal Capital, LLC	November 2024 Accompanying Warrants	11/25/2024	$7.68	13	Derivative Liability
Total warrants issued				1,792

The fair value of the Closing Date Warrants, which was a non-recurring fair value, was determined as of the date of issuance using a Black-Scholes pricing model and the fair value of $3,245 was recorded as a component of stockholders’ equity in Additional-paid-in-capital in the Consolidated Balance Sheets, with the offset recorded as a discount on the amounts funded under the OFA Facilities. This non-recurring measurement is classified as Level 2. The inputs used were a strike price of $320.64, the Company’s stock price of $238.88, volatility of 95%, term of 7 years and risk-free rate of 2.95%.

As discussed in Note 9, Debt and Credit Facilities, in connection with the closing of the Second Amendment of the Credit Agreement, on the Second Amendment Effective Date, the Company amended and restated the Closing Date Warrants granted to the Lenders to have an exercise price of $58.3232 per share.

Using a Black-Scholes pricing model, the Company determined that the Closing Date Warrants’ fair values at the original strike price of $320.64 and the amended strike price of $58.3232 were $548 and $802, respectively, as of the Second Amendment Effective Date. The Closing Date Warrants’ incremental increase in fair value for the repricing of $254, was recorded as a component of stockholders’ equity in Additional-paid-in-capital in the Consolidated Balance Sheets, with the offset recorded as a discount on the amounts refinanced under the Credit Agreement.

In connection with the Second Amendment, the Company issued 4 “2023 Warrants” at a strike price of $58.3232 per share. The fair value of the 2023 Warrants, which is a non-recurring fair value, was determined as of the date of issuance using a Black-Scholes pricing model and the fair value of $200 was recorded as a component of stockholders’ equity in Additional-paid-in-capital in the Consolidated Balance Sheets, with the offset recorded as a discount on the amounts funded under the Credit Agreement. This non-recurring measurement is classified as Level 2. The inputs used were a strike price of $58.3232, the Company’s stock price of $59.36, volatility of 99%, term of 5.4 years and risk-free rate of 4.14%.

In connection with the Fourth Amendment, the Company issued 6 “2024 Warrants” at a strike price of $49.1568 per share. The fair value of the “2024 Warrants”, which was a non-recurring fair value, was determined as of the date of issuance using a Black-Scholes pricing model and the fair value of $224 was recorded as a component of stockholders’ equity in Additional-paid-in-capital in the Consolidated Balance Sheets, with the offset recorded as a discount on the amounts funded under the OFA Facilities. This non-recurring measurement is classified as Level 2. The inputs used were a strike price of $49.1568, the Company’s stock price of $44.48, volatility of 112.2%, term of 5 years and risk-free rate of 4.25%.

In addition, in connection with the Fifth Amendment of the Credit Agreement, on the Fifth Amendment Effective Date of November 25, 2024, the Company amended and restated the Closing Date Warrants, 2023 Warrants, and 2024 Warrants granted to the Lenders to have an exercise price of $7.68 per share.

Using a Black-Scholes pricing model, the Company determined that the Closing Date Warrants, 2023 Warrants, and 2024 Warrants’ fair values at the previously amended strike price of $58.3232 and original strike price of $49.1568 the amended strike price of $7.68 were $105 and $164, respectively, as of the Fifth Amendment Effective Date. The Closing Date Warrants, 2023 Warrants, and 2024 Warrants’ incremental increase in fair value for the repricing of $59, was recorded as a component of stockholders’ equity in Additional-paid-in-capital in the Consolidated Balance Sheets, with the offset recorded as a discount on the amounts refinanced under the Credit Agreement.

The fair value of the Accompanying Warrants at issuance on March 25, 2024 was determined using a Black-Scholes pricing model and the fair value of $19,347 was recorded as a derivative liability with the offset recorded as a component of stockholders’ equity in Additional-paid-in-capital in the Consolidated Balance Sheets. This fair value measurement is classified as Level 2. The valuation inputs used were a strike price of $51.20, the Company’s stock price of $44.96, volatility of 112.2%, a term of 5 years and a risk-free rate of 4.2%. On November 25, 2024, 534 of the 539 Accompanying Warrants’ strike price were amended to $9.136, as part of the consideration provided to one of the investors in the November 2024 Equity raise discussed in Note 11, Common Stock Financing Activities. The increase in fair value due to the amended strike price of $1,000 was recorded as an increase in the carrying value of the Derivative liability, with the offset recorded as a loss in Other (income) expense, net, in the Company’s Consolidated Statements of Operations. We remeasured the Accompanying Warrants’ fair value at December 31, 2024 of $2,320 and recorded a net gain of $17,027, including the repricing loss of $1,000 for the year ended December 31, 2024, respectively within Other (income) expense, net in the Company’s Consolidated Statements of Operations. The valuation inputs used as of December 31, 2024 were a strike prices of $9.136 and $51.20 for 534 and 5 Accompanying Warrants, respectively, the Company’s stock price of $5.984, volatility of 112.3%, term of 4.2 years and risk-free rate of 4.4%.

The fair value of the November 2024 Accompanying Warrants at issuance on November 25, 2024 was determined using a Black-Scholes pricing model and the fair value of $5,562 was recorded as a derivative liability with the offset recorded as a component of stockholders’ equity in Additional-paid-in-capital in the Condensed Consolidated Balance Sheets. This fair value measurement is classified as Level 2. The valuation inputs used were a strike price of $7.68, the Company’s stock price of $7.52, volatility of 112.5%, a term of 5 years and a risk-free rate of 4.2%. We remeasured the fair value at December 31, 2024 of $4,273 and recorded an unrealized gain of $1,289 for the year ended December 31, 2024, respectively within Other (income) expense, net in the Company’s Consolidated Statements of Operations. The valuation inputs used as of December 31, 2024 were a strike price of $7.68, the Company’s stock price of $5.984, volatility of 112.3%, term of 4.9 years and risk-free rate of 4.4%.

Note 16. Income Taxes

The significant components of the Company's net deferred tax assets at December 31, 2024 are shown below. In determining the realizability of the Company's net deferred tax assets, the Company considered numerous factors, including historical profitability, estimated future taxable income, and the industry in which it operates. Based on this information the Company has provided a valuation allowance for the full amount of its net deferred tax asset because the Company has determined that it is more likely than not that they will not be realized.

	December 31,	December 31,
	2024	2023
Deferred tax assets:
Federal net operating losses	$90,853	$73,770
State net operating losses	23,152	21,255
Stock options	14,601	13,915
Tax credits	17,188	15,048
Capitalized research & development	44,377	49,603
Accrued expense	202	—
Depreciation	103	73
Lease accounting - liability	115	212
Disallowed charitable contributions	1
Deferred Costs	674
Cancellation of debt	1,483
Valuation allowance	(192,149)	(173,679)
Total deferred tax assets	$600	$197
Deferred tax liabilities:
Debt amendment	$(500)	—
Unrealized loss	—	$(12)
Right-of-use assets	(100)	(185)
Total deferred tax liabilities	$(600)	$(197)
Net deferred tax asset (liability)	$—	$—

The income tax expense/(benefit) for the year ended December 31, 2024 differed from the amounts computed by applying the U.S. federal income tax rate of 21% to loss before tax benefit as a result of tax credits generated and changes in the Company’s valuation allowance.

A reconciliation between the Company’s effective tax rate and the federal statutory rate are as follows:

	2024	2024	2023	2023
Federal statutory rate	(12,516)	21.0%	(37,601)	21.0%
Stock based compensation	381	(0.6)%	(573)	0.3%
Warrant mark-to-market	(4,238)	7.1%	—	—%
Federal and state credits	(1,870)	3.2%	(4,082)	2.3%
State taxes	(343)	0.6%	(14,261)	8.0%
Other	116	(0.3)%	1,210	(0.7)%
Change in valuation allowance	18,470	(31.0)%	55,307	(30.9)%
	—	—%	—	—%

At December 31, 2024 the Company had approximately $432,634 of gross federal and $443,454 of gross state net operating loss carry-forwards. If not utilized, the federal and state net operating loss carry-forwards will begin to expire in 2037. The federal net operating loss of $429,988 incurred after December 31, 2017 will carryforward indefinitely. The utilization of such net operating loss carry-forwards and realization of tax benefits in future years depends predominantly upon having taxable income. The Company has approximately $15,965 of federal orphan drug credits and research and development credits which will begin to expire in 2037 if not utilized. The Company also has approximately $1,548 of state research and development credits which will begin to expire in 2040 if not utilized.

Utilization of the NOL and research tax credit carryforwards may be subject to a substantial annual limitation due to ownership limitations that has occurred or that could occur in the future, as required by section 382 of the Code, as well as similar state and foreign provisions. These ownership changes may limit the amount of the NOL and research credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an

"ownership change" as defined by Section 382 of the Code results from a transaction or series of transactions over a three year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a by certain stockholders or public groups.

Entities are also required to evaluate, measure, recognize and disclose any uncertain income tax positions taken on their income tax returns. The Company has analyzed its tax positions and has concluded that as of December 31, 2024, there were no uncertain positions. The Company's U.S. federal and state NOLs have occurred since its inception in 2017 and as such, tax years subject to potential tax examination could apply from that date because the utilization of net operating losses from prior years opens the relevant year to audit by the U.S. Internal Revenue Service and/or state taxing authorities. The Company did not have any unrecognized tax benefits and has not accrued any interest or penalties for the years ended December 31, 2024 and 2023.

Note 17. Net Loss Per Share

Basic and diluted net loss per share are as follows:

	Year ended
	December 31,
	2024	2023

Net loss (numerator)	$(59,599)	$(179,053)
Weighted average shares (denominator)	2,535	1,821
Basic and diluted net loss per share	$(23.51)	$(98.33)

Potentially dilutive securities outstanding consists of stock options, RSUs and performance units, and BTI warrants. The Company had common stock equivalents outstanding are as follows:

	As of
	December 31,
	2024	2023

Stock options	311	311
Restricted stock units	27	12
Performance stock units	70	31
BTI Warrants	1,792	22
Total common stock equivalents	2,200	376

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

On July 7, 2023, plaintiff Katelyn Martin filed a class action complaint against the Company and certain executives in the United States District Court for the District of Connecticut, captioned Martin v. BioXcel Therapeutics, et al., 3:23-cv-00915 (D. Conn). The case has since been renamed to Hills et al v. BioXcel Therapeutics, Inc. et al. On October 4, 2023, pursuant to the Private Securities Litigation Reform Act, the court appointed two co-Lead Plaintiffs. The co-Lead Plaintiffs filed an amended complaint on December 5, 2023, alleging violations of Sections 10(b) and 20A of the Securities and Exchange Act of 1934 (the “Exchange Act”) and SEC Rule 10b-5 promulgated thereunder. On July 11, 2024, the Court dismissed the amended complaint without prejudice and, on August 1, 2024, co-Lead Plaintiffs filed a second amended complaint. The second amended complaint alleges that defendants made false or misleading statements regarding the TRANQUILITY II trial and the development of BXCL501 for an expanded indication related to the treatment of certain Alzheimer’s-related agitation. The Company moved to dismiss the second amended complaint on September 6, 2024. On February 24, 2025, while the Company’s motion to dismiss remained pending, Plaintiffs moved for leave to further amend their complaint. The Company filed an opposition to the motion on March 17, 2025. Plaintiffs’ reply is due April 7, 2025.

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

In April 2022, the Company signed a commercial supply agreement that requires minimum annual payments for the first three years of the agreement that in aggregate total $10,000 for the three-year period, of which $5,000 was originally due in year ended 2024. On July 11, 2024, the Company entered into an amendment to the commercial supply agreement (the “Product Supply Agreement Amendment”) that reduces the specified minimum annual payment over the next three years starting in the year ended 2024 and, thereafter, for a specified interval, provides for minimum annual payments to the extent that the Company receives approval of a supplemental new drug application (sNDA) or a new drug application (NDA) from the FDA for enumerated indications. The Company’s renegotiated agreement reduced the minimum commitment for 2024 to $1,000 and thereafter for the term of the agreement in annual amounts ranging from $2,000 to $5,000 subject, in certain instances, to the extent that the Company receives approval of an sNDA or NDA from the FDA for enumerated indications. In accordance with the Product Supply Agreement Amendment, the minimum commitments were reduced to $1,000, $2,000 and $2,000 in the years 2024, 2025, and 2026. In addition, the Company agreed to make a reconciliation payment of $1,200, paid in the third quarter of 2024 for full settlement for amounts due prior to the July 11, 2024 amendment.

Note 19. Segment Information

The Company views its operations and manages its business as one operating and reportable segment, utilizing artificial intelligence (“AI”) to develop transformative medicines in neuroscience and immuno-oncology. We are focused on utilizing cutting-edge technology and innovative research to develop high-value therapeutics aimed at transforming patients’ lives. We employ various AI platforms to reduce therapeutic development costs and potentially accelerate development timelines.

Consistent with the operational structure, the Chief Executive Officer, as the chief operating decision maker (“CODM”), reviews weekly cash usage and allocates resources based on consolidated net loss that also is reported on the consolidated statements of operations. The measure of segment assets is reported on the balance sheet as total consolidated assets. The CODM utilizes consolidated net loss by comparing actual results against budgeted amounts on a quarterly basis. As part of this process, consolidated net loss is a critical performance measure used to evaluate the

Company’s operating performance and guide strategic decisions and resource allocations, including additional investments in research and development and commercialization activities.

The following table provides information about the Company’s one reportable segment and includes the reconciliation to consolidated net loss.

	Year ended December 31,
	2024	2023

Product revenue, net	$2,266	$1,380
Less:
Cost of goods sold	$2,143	$1,260
Research and development costs:
Personnel and related costs	$9,796	$16,351
Non-cash stock-based compensation	2,251	6,324
Professional fees	5,067	14,590
Clinical trials expense	9,384	35,094
Chemical, manufacturing and controls cost	1,927	8,687
Other expenses	2,010	3,280
Total research and development costs	$30,435	$84,326
Commercial costs:
Personnel and related costs	2,516	19,331
Non-cash stock-based compensation	(401)	1,081
Professional fees	554	965
Commercial and marketing	1,389	12,485
Travel related expenses	309	2,004
Other expenses	906	2,038
Total commercial costs	$5,273	$37,904
Selling, general and administrative costs:
Personnel and related costs	$5,340	$7,840
Non-cash stock-based compensation	4,306	11,209
Professional fees	15,583	21,345
Commercial and marketing	—	—
Travel related expenses	446	982
Other expenses	3,544	4,133
Total selling, general and administrative costs	$29,219	$45,509
Restructuring costs	2,441	4,163
Total operating expenses	$69,511	$173,162
Other (income) expense
Interest expense	15,129	13,314
Interest income	(2,602)	(5,649)
Other (income) expense, net	(20,173)	(394)
Segment net loss	$(59,599)	$(179,053)
Adjustments and reconciling items	—	—
Consolidated Net Loss	$(59,599)	$(179,053)

Note 20. Subsequent Events

As discussed in Note 11, Common Stock Financing Activities, in connection with the November 2024 issuance and sale in a public offering of (i) 350 shares of the Company’s common stock, and the November 2024 Accompanying Warrants to purchase 350 shares of Common Stock, and (ii) pre-funded warrants to purchase 563 shares of Common Stock, in February 2025, certain investors exercised the remaining 483 pre-funded warrants to purchase 483 shares of Common Stock.

On March 3, 2025, the Company entered into the Purchase Agreement with the Purchaser named therein. Pursuant to the Purchase Agreement, the Company agreed to issue and sell to the Purchaser and the Purchaser agreed to buy in a registered direct offering (i) an aggregate of 188 shares (the “Shares”) of common stock, par value $0.001 per share and accompanying warrants to purchase up to 188 shares of Common Stock at a combined offering price of $3.50 per Share and accompanying warrant, and (ii) the Pre-Funded Warrants to purchase up to 3,812 shares of Common Stock and accompanying warrants to purchase up to 3,812 shares of Common Stock, at a combined offering price of $3.499 per share underlying the Pre-Funded Warrants and accompanying warrant, which equals the offering price per Share and accompanying warrant less the $0.001exercise price per share of the Pre-Funded Warrants, pursuant to an effective registration statement on Form S-3 (File No. 333-275261), including the base prospectus included therein, and prospectus supplement filed with the SEC on March 4, 2025. As of March 28, 2025, 1,688 Pre-Funded Warrants were exercised. In the 2025 Offering, the Company also issued to the Purchaser warrants (the “Option Warrants”), to purchase up to 4,000 shares of Common Stock (or pre-funded warrants in lieu thereof) and accompanying warrants to purchase up to 4,000 shares of Common Stock to the Purchaser. The pre-funded warrants and accompanying warrants issuable upon exercise of the Option Warrants will have substantially identical terms as the Pre-Funded Warrants and the accompanying warrants. The exercise price of the Option Warrants is $3.50 per underlying share of Common Stock and accompanying warrant to purchase one share of Common Stock, or $3.499 per underlying pre-funded warrant to purchase one share of Common Stock and accompanying warrant to purchase one share of Common Stock. The Option Warrants expired on March 18, 2025 without being exercised.

On March 26, 2025, we and Jefferies terminated that certain Open Market Sales Agreement, dated May 10, 2021, as amended on November 1, 2023.