Form 10-Q
period 2025-03-31
BioXcel Therapeutics, Inc.
filed 2025-05-12
CIK 1720893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding at May 9, 2025 was 6,056,046.

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

We may use our website as a distribution channel for material information about the Company. Financial and other important information regarding the Company is routinely posted on and accessible through the Investors & Media section of its website at www.bioxceltherapeutics.com. In addition, you may automatically receive email alerts and other information about the Company when you enroll your email address by visiting the “Email Alerts” option under the News / Events menu of the Investors & Media section of our website at www.bioxceltherapeutics.com. The information contained in, or accessible through, our website does not constitute part quarterly of this report and the inclusion of our website address in this quarterly report is an inactive textual reference only.

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

●	We have a limited operating history and have not generated substantial product revenues to date, which may make it difficult to evaluate the success of our business to date and to assess our future viability.
●	We have incurred significant operating losses since inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future and may never achieve or maintain profitability.
●	We could be delisted from The Nasdaq Capital Market, which could seriously harm the liquidity of our stock and our ability to raise capital or complete a strategic transaction.
●	We will need substantial additional funding, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts or otherwise seek strategic alternatives. In addition, the failure to raise additional financing in accordance with the minimum capital raising requirements of our Credit Agreement (as defined herein) would trigger an event of default thereunder.
●	We have significant indebtedness and other contractual obligations that could impair our liquidity, restrict our ability to do business and thereby harm our business, results of operations and financial condition. We may not have sufficient cash flow from operations to satisfy our obligations under the Credit Agreement.
●	We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.
●	Our strategic reprioritization and other workforce reductions in force may not achieve our intended outcome.
●	We have limited experience in drug discovery and drug development.
●	Developments relating to our TRANQUILITY II Phase 3 trial may impact the timing of our development plans for, and prospects for seeking or obtaining regulatory approval of, BXCL501 for the acute treatment of agitation (non-daily) associated with dementia in patients with probable Alzheimer’s disease.
●	We have limited clinical data supporting potential safety or efficacy of BXCL501 for use in the at-home setting in the acute treatment of agitation in patients with dementia due to probable Alzheimer’s disease.
●	In the near term, we are dependent on the success of IGALMI®, and four of our product candidates, BXCL501, BXCL502, BXCL701 and BXCL702. If we are unable to complete the clinical development of or obtain marketing approval for our product candidates or successfully commercialize IGALMI® or our other product candidates, either alone or with a collaborator, or if we experience significant delays in doing so, our business could be substantially harmed.

●	Interim “top-line” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
●	The regulatory approval processes of the Food and Drug Administration (“FDA”), and comparable foreign authorities are lengthy, expensive and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.
●	Clinical trials are expensive, time-consuming, difficult to design, difficult to conduct and involve an uncertain outcome.
●	We depend on enrollment and evaluation of patients in our clinical trials to continue development of our product candidates. If we are unable to enroll patients in our clinical trials, our research and development efforts could be adversely affected.
●	Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval.
●	The discovery and development of product candidates based on EvolverAI, BioXcel LLC’s proprietary pharmaceutical discovery and development engine, and our AI platform is novel and unproven, and we do not know whether we will be able to develop any products of commercial value.
●	Although the FDA has approved IGALMI® for the acute treatment of agitation associated with schizophrenia or bipolar I or II disorder, we will still face extensive and ongoing regulatory requirements and obligations for IGALMI® and for any product candidates for which we obtain approval.
●	If we are found in violation of federal, state or foreign health care “fraud and abuse” laws, we may be required to pay significant fines and penalties, including, without limitation, debarment, suspension or exclusion from participation in federal, state or similar health care programs, which may adversely affect our business, financial condition and results of operations.
●	We continue to depend on BioXcel LLC to provide us with certain services for our business.
●	We are substantially dependent on third parties for the manufacture of our clinical supplies of our product candidates and our commercial supplies of IGALMI®, and we intend to rely on third parties to produce commercial supplies of any other approved product candidate. Therefore, our development of our products could be stopped or delayed, and our commercialization of any future product could be stopped, delayed or made less profitable if third-party manufacturers fail to obtain approval of the FDA or comparable regulatory authorities or fail to provide us with drug product in sufficient quantities or at acceptable prices.
●	We rely on third parties to conduct our preclinical and clinical trials. If these third parties do not successfully perform their contractual legal and regulatory duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.
●	Unfavorable global political or economic events and conditions could adversely affect our business, financial condition or results of operations.
●	Data breaches or cyber-attacks could disrupt our business operations and information technology systems or those of third parties on which we rely, adversely impact our financial results, or result in the loss or exposure of confidential or sensitive product candidate, clinical trial, employee, or Company information.

●	Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements could adversely affect our business, results of operations, and financial condition.
●	Increased scrutiny of and evolving expectations for environmental, social and governance (“ESG”) initiatives may impose additional costs or otherwise adversely impact our business.
●	It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection. If our patent position does not adequately protect our product candidates, others could compete against us more directly, which would harm our business, possibly materially.
●	We are and may in the future be subject to legal proceedings, claims and investigations in or outside the ordinary course of business. Such proceedings, claims and investigations could be costly and time-consuming to defend and could result in unfavorable outcomes, which may have a material adverse effect on our business, operating results and financial condition, and negatively affect the price of our common stock.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIOXCEL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share amounts)

	March 31,
	2025	December 31,
	(unaudited)	2024
ASSETS
Current assets
Cash and cash equivalents	$31,013	$29,854
Accounts receivable, net	—	131
Inventory	642	679
Prepaid expenses	4,737	5,290
Other current assets	1,385	1,440
Total current assets	37,777	37,394
Property and equipment, net	399	475
Operating lease right-of-use assets	303	382
Other assets	87	87
Total assets	$38,566	$38,338

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
Accounts payable	$15,450	$15,990
Accrued expenses	3,986	5,762
Current portion of long-term debt	5,608	—
Due to related parties	119	107
Other current liabilities	383	374
Total current liabilities	25,546	22,233
Long-term portion of operating lease liabilities	—	65
Derivative liabilities	3,274	6,633
Long-term debt	99,918	102,508
Total liabilities	128,738	131,439

Commitments and contingencies (Note 16)
Stockholders' (deficit) equity
Preferred stock, $0.001 par value, 10,000 shares authorized; no shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value, 200,000 shares authorized as of March 31, 2025 and December 31, 2024; 5,468 and 3,102 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	59	49
Additional paid-in-capital	567,220	557,047
Accumulated deficit	(657,451)	(650,197)
Total stockholders' (deficit) equity	(90,172)	(93,101)
Total liabilities and stockholders' (deficit) equity	$38,566	$38,338

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOXCEL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2025	2024

Revenues
Product revenue, net	$168	$582

Operating expenses
Cost of goods sold	14	80
Research and development	4,554	11,401
Selling, general and administrative	5,699	13,264
Total operating expenses	10,267	24,745
Loss from operations	(10,099)	(24,163)
Other (income) expense
Interest expense	3,993	3,607
Interest income	(279)	(947)
Other (income) expense, net	(6,559)	(32)
Net loss	$(7,254)	$(26,791)
Basic and diluted net loss per share attributable to common stockholders	$(1.50)	$(13.89)
Weighted average shares outstanding - basic and diluted	4,834	1,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOXCEL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(amounts in thousands)

(unaudited)

			Additional
	Common stock		paid-in-	Accumulated
	Shares	Amount	capital	deficit	Total
Balance as of December 31, 2023	1,871	$30	$534,060	$(590,598)	$(56,508)
Issuance of common shares, net of offering costs	231	4	3,705	—	3,709
Stock-based compensation	—	—	3,433	—	3,433
Issuance of stock purchase warrants	—	—	224	—	224
Issuance of pre-funded stock purchase warrants	—	—	3,570	—	3,570
Net loss	—	—	—	(26,791)	(26,791)
Balance as of March 31, 2024	2,102	$34	$544,992	$(617,389)	$(72,363)

			Additional
	Common stock		paid-in-	Accumulated
	Shares	Amount	capital	deficit	Total
Balance as of December 31, 2024	3,102	$49	$557,047	$(650,197)	$(93,101)
Issuance of common shares, net of offering costs	2,358	10	471	—	481
Stock-based compensation	—	—	180	—	180
Issuance of pre-funded stock purchase warrants	—	—	9,523	—	9,523
Vesting of restricted stock units, net of employee tax obligations	8	—	(1)	—	(1)
Net loss	—	—	—	(7,254)	(7,254)
Balance as of March 31, 2025	5,468	$59	$567,220	$(657,451)	$(90,172)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOXCEL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three months ended March 31,
	2025	2024
OPERATING CASH FLOW ACTIVITIES:
Net loss	$(7,254)	$(26,791)
Reconciliation of net loss to net cash used in operating activities
Depreciation	76	78
Accretion of debt discount and amortization of financing costs	350	43
Change in fair value of derivative liabilities	(6,559)	(30)
Stock-based compensation expense	180	3,433
Payable-in-kind interest on Credit Agreement	2,668	1,216
Operating lease right-of-use assets	79	75
Changes in operating assets and liabilities
Accounts receivable	131	(307)
Inventory	37	(448)
Prepaid expenses, other current assets and other assets	608	901
Accounts payable, accrued expenses, due to related parties, and other current liabilities	(2,269)	4,826
Accrued interest	—	(619)
Operating lease liabilities	(90)	(83)
Net cash used in operating activities	(12,043)	(17,706)

INVESTING CASH FLOW ACTIVITIES:
Purchases of equipment and leasehold improvements	—	—
Net cash from investing activities	—	—

FINANCING CASH FLOW ACTIVITIES:
Proceeds from issuance of common stock and warrants	14,006	26,743
Offering costs for common stock and warrants issuance	(803)	(117)
Payment of employee tax obligations related to vesting restricted stock units	(1)	—
Net cash provided by financing activities	13,202	26,626

Net increase in cash and cash equivalents	$1,159	$8,920
Cash and cash equivalents, beginning of the period	29,854	65,221
Cash and cash equivalents, end of the period	$31,013	$74,141

Supplemental cash flow information:
Issuance of stock purchase warrants	$—	$224

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOXCEL THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share amounts and where otherwise noted)

(unaudited)

Note 1. Nature of the Business

BioXcel Therapeutics, Inc. (“BTI” or the “Company”) is a biopharmaceutical company utilizing artificial intelligence (“AI”) approaches to develop transformative medicines in neuroscience and immuno-oncology. The Company is focused on utilizing cutting-edge technology and innovative research to develop high-value therapeutics aimed at transforming patients’ lives. BTI employs a unique AI platform to reduce therapeutic development costs and potentially accelerate timelines. The Company’s approach leverages existing approved drugs and/or clinically evaluated product candidates together with big data and proprietary machine learning algorithms to identify new therapeutic indices. BTI management believes this differentiated approach has proven its potential to reduce the expense and time associated with drug development in diseases with substantial unmet medical needs.

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

Note 2. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements do not include all the information and notes required by Generally Accepted Accounting Principles (“GAAP”) in the U.S. The accompanying year-end balance sheet was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2025, the results of its operations for the three ended March 31, 2025 and 2024 and its cash flows for the three months ended March 31, 2025 and 2024. The results for the three months ended March 31, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim periods or any future year or period. The accompanying unaudited interim condensed consolidated financial statements of the Company should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission on March 28, 2025.

The accompanying condensed consolidated financial statements include the accounts for the Company and all entities where BTI has a controlling financial interest after elimination of all intercompany accounts and transactions and have been prepared in conformity with U.S. GAAP.

As of March 31, 2025, the Company had cash and cash equivalents of $31,013 and an accumulated deficit of $657,451. BTI has incurred substantial net losses and negative cash flows from operating activities in nearly every fiscal period since inception and expects this trend to continue for the foreseeable future. The Company recognized net losses of $7,254 and $26,791 for the three months ended March 31, 2025 and 2024, respectively, and had net cash used in operating activities of $12,043 and $17,706 for the three months ended March, 2025 and 2024, respectively.

Under ASC Topic 205-40, Presentation of Financial Statements - Going Concern, management is required at each reporting period to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.

The Company’s history of significant losses, its negative cash flows from operations, potential near-term increased covenant-driven amortization payments under its Credit Agreement (as defined in Note 9, Debt and Credit Facilities), its limited liquidity resources currently on hand, and its dependence on its ability to obtain additional financing to fund its operations after the current resources are exhausted, about which there can be no certainty, have resulted in management’s assessment that there is substantial doubt about the Company’s ability to continue as a going concern for a period of at least 12 months from the issuance date of the financial statements included in this Quarterly Report on Form 10-Q.

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

Significant Accounting Policies

There have been no material changes to the significant accounting policies previously disclosed in Note 3 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment reporting, which requires disclosure of incremental segment information on an annual and interim basis. The standard is effective for years beginning after December 15, 2023, and interim periods beginning after December 15, 2024 and early adoption is permitted. The Company adopted the new standard in fiscal year 2024 for annual and retrospective reporting periods with all interim disclosures beginning in the first quarter of fiscal year 2025. For additional information, see Note 17, Segment Information.

In March 2024, the FASB issued ASU 2024-01, Compensation – Stock Compensation (Topic 718) – Scope application of profit interest and similar awards, which clarifies how an entity determines whether a profits interest or similar award is within the scope of Topic 718 or if it is not a share-based payment arrangement and therefore within the scope of other guidance. ASU 2024-01 is effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. The adoption of this guidance did not have a significant impact on our financial statements, and the Company does not expect this guidance to have a material impact prospectively.

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

In November 2024, the FASB issued ASU 2024-03, Income statement-reporting comprehensive income-expense disaggregation disclosures, which requires public entities to disclose specified information about certain costs and expenses. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the effect of adopting this guidance on its condensed consolidated financial statements.

Note 4. Restructuring

On May 8, 2024, the Company took actions as part of its continued efforts to preserve cash and prioritize investment in its core clinical programs. The Company reduced its workforce by approximately 15% and notified impacted employees on May 8, 2024. All related restructuring costs were paid in the second quarter of 2024.

On September 17, 2024, the Company reduced its workforce by an additional 28% to extend its cash runway and prioritize clinical development of BXCL501. The Company completed the Clinical Prioritization in October 2024, paid $475 of the related costs during the first quarter of 2025, and expects to pay approximately $128, the remaining costs, in the second quarter of 2025, which are included in Accrued Expenses on the Condensed Consolidated Balance at March 31, 2025.

Note 5. Inventory

Inventory consists of the following:

	March 31,	December 31,
	2025	2024

Raw materials	$464	$506
Work-in-process	—	—
Finished goods	178	173
Total inventory	$642	$679

The Company recorded inventory write-downs of $0 and $45 for the three months ended March 31, 2025 and 2024, respectively.

Note 6. Property and Equipment, Net

Property and equipment, net consists of the following:

	March 31,	December 31,
	2025	2024

Computers and equipment	$202	$202
Furniture	575	575
Leasehold improvements	1,200	1,200
Total property and equipment	$1,977	$1,977
Accumulated depreciation	(1,578)	(1,502)
Total property and equipment, net	$399	$475

Depreciation expense was $76 and $78 for the three months ended March 31, 2025 and 2024, respectively.

Note 7. Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2025	December 31, 2024

Accrued research and development expenses	$2,011	$3,107
Accrued compensation and benefits	21	35
Accrued professional fees	1,338	1,604
Accrued taxes	65	91
Other accrued expenses	423	322
Accrued restructuring costs	128	603
Total accrued expenses	$3,986	$5,762

Note 8. Transactions with BioXcel LLC

The Company entered into a Separation and Shared Services Agreement with BioXcel LLC that took effect on June 30, 2017, as amended and restated thereafter (the “Services Agreement”), pursuant to which BioXcel LLC has agreed to provide the Company with certain intellectual property prosecution and management and research and development activities.

Under the Services Agreement, the Company had an option, exercisable until December 31, 2024, to enter into a separate collaborative services agreement with BioXcel LLC pursuant to which BioXcel LLC shall perform product identification and related services for us utilizing its EvolverAI. The Company agreed to pay BioXcel LLC $18 per month from March 13, 2023 to December 31, 2024 in exchange for this option. This option was not exercised. However, BioXcel LLC continues to perform certain administrative services under the terms of the original contract. We agreed to negotiate any such collaborative services agreement in good faith and to incorporate reasonable market-based terms, including consideration for BioXcel LLC reflecting a low, single-digit royalty on net sales and reasonable development and commercialization milestone payments, provided that (i) development milestone payments shall not exceed $10,000 in the aggregate and not be payable prior to proof of concept in humans and (ii) commercialization milestone payments shall be based on reaching annual net sales levels, be limited to 3% of the applicable net sales level, and not exceed $30,000 in the aggregate. The Company did not exercise its option to renew the agreement for product identification and related services utilizing BioXcel LLC’s EvolverAI. Subsequent to December 31, 2024 no development activity has been carried out by BioXcel LLC and none is contemplated.

Service charges recorded under the Services Agreement for the three months ended March 31, 2025 and 2024, respectively were as follows:

	Three months ended March 31,
	2025	2024

Research and development	$149	$186
Selling, general and administrative	68	48
Total	$217	$234

As of March 31, 2025, there were no outstanding service charges related to the Services Agreement included in Due to related parties in the Company’s Condensed Consolidated Balance Sheets.

Note 9. Debt and Credit Facilities

Debt, net of unamortized discounts and financing costs, consists of the following:

	March 31, 2025	December 31, 2024

Credit Agreement and Guaranty	$102,319	$102,319
Payable-in-kind ("PIK") interest	7,072	4,403
Total long-term debt liability	$109,391	$106,722
Unamortized debt premiums, discounts and issuance costs	(3,865)	(4,214)
Total long-term debt	$105,526	$102,508
Less current portion of long-term debt	(5,608)	—
Long-term debt	$99,918	$102,508

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

Second Amendment to Credit Agreement and Guaranty and Termination of the RIFA

On December 5, 2023, (the “Second Amendment Effective Date”), the Company entered into the Second Amendment to Credit Agreement and Guaranty and Termination of Revenue Interest Financing Agreement (the “Second Amendment”), which further amended the Credit Agreement. On the Second Amendment Effective Date, the Credit Agreement was amended to provide up to $202,319 in senior secured term loans, including the initial Tranche A of $70,000, which was funded on April 28, 2022, and related capitalized interest on Tranche A through the Second Amendment Effective Date in the amount of $72,319. In addition, the $30,000 in financing previously provided to the Company under the RIFA on July 8, 2022 was converted to a term loan under the Credit Agreement (the “Tranche A-2 Term Loan”). The RIFA and all commitments for potential future funding thereunder were terminated. In addition, pursuant to the Second Amendment, the Lenders agreed to permit the Company to invest up to a maximum of $30,865 at any time outstanding in OnkosXcel, increased from $30,000. In connection with the Second Amendment, the Company agreed to pay to the Lenders an exit fee equal to 0.25% of the loans under the Credit Agreement repaid upon maturity or prepayment of the loans (which exit fee is in addition to, and not in lieu of, the exit fee provided for by the

First Amendment). As of March 31, 2025, $80,000 in commitments under the Credit Agreement remains unfunded. The blended effective interest rate on the Tranches A-1 and A-2 as of March 31, 2025 was approximately 15.3%.

The remaining tranches may be borrowed at the Company’s option subject to satisfaction of certain conditions, including regulatory and financial milestones. Tranche B of the Credit Agreement is $20,000 and is available upon satisfaction of certain conditions and financial milestones. Tranche B expired on December 31, 2024. Tranche C of the Credit Agreement is $30,000 and is available upon satisfaction of certain conditions, including receipt of certain regulatory and financial milestones. Tranche D of the Credit Agreement is $50,000 and is available upon satisfaction of the Tranche C Term Loans conditions precedent to, and the funding of Tranche C Loans, including specified minimum net sales of the Company attributable to sales of BXCL501 for a trailing twelve consecutive month period, on or before December 31, 2025. As of March 31, 2025, Tranches C and D, totaling $80,000, remain available for borrowing if the milestones above are met.

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

In addition, the Fourth Amendment provides that if the Company has not, after the Effective Date and on or before September 30, 2024, received at least $40,000 in gross proceeds from the issuance of its common stock, warrants and/or pre-funded warrants, and/or cash and/or non-cash consideration (measured at fair market value, as determined by the Administrative Agent in its sole discretion) from partnering transactions entered into after the Effective Date, the “Minimum Liquidity Amount” (as defined in the Credit Agreement) that the Company is required to maintain at all times will increase to $25,000 from $15,000, unless and until the Company has received, after the Effective Date and on or before November 30, 2024, at least $50,000 in gross proceeds from the issuance of the Company’s common stock, warrants and/or pre-funded warrants, and/or in cash and/or non-cash consideration (measured at fair market value, as determined by the Administrative Agent in its sole discretion) from partnering transactions entered into after the Effective Date. On March 27, 2024, the Company received $25,000 in gross proceeds from the issuance of its common stock, warrants, and pre-funded warrants discussed in Note 11, Common Stock Financing Activities, satisfying the April 15, 2024 covenant requirement of the Fourth Amendment. During the third quarter of 2024, the Company received $467 of gross proceeds from the issuance of the Company’s common stock. As of September 30, 2024, the Company had satisfied $30,943 of the $40,000 required to maintain the Minimum Liquidity Amount and the $50,000 gross proceeds requirement. As a result, at September 30, 2024, the Minimum Liquidity Amount increased to $25,000. As of March 31, 2025, we were in compliance with all restrictive and financial covenants under the Credit Agreement.

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

In connection with the Fifth Amendment and the required capital raises described in the preceding paragraph, the Lenders agreed to modify the Credit Agreement’s minimum liquidity covenant to require minimum cash liquidity of $7,500 (instead of $25,000) from and after the closing of Raise 1until March 30, 2025. On March 31, 2025, the minimum liquidity amount increased to $10,000 and on September 30, 2025, the minimum liquidity amount will further increase to $15,000.

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

Sixth Amendment to Credit Agreement

On March 4, 2025, the Company entered into the Sixth Amendment to our Credit Agreement (the “Sixth Amendment”), pursuant to which the Lenders agreed to, among other things, delay the date on which the Company is required to engage an investment banker (which date has been subsequently extended to July 31, 2025).

Warrants and Equity Investment Right

In connection with the closing of the Second Amendment, on the Second Amendment Effective Date, the Company amended and restated the warrants granted to the Lenders on April 19, 2022 to purchase up to 17 shares of the Company’s common stock at an exercise price of $320.64 per share (the “Closing Date Warrants”). Pursuant to the amendment and restatement of the Closing Date Warrants, dated December 5, 2023 (the “Amended and Restated Closing Date Warrants”), the exercise price of the Closing Date Warrants has been reduced to $58.3232 per share. In addition, the Company granted new warrants to the Lenders to purchase up to 4 shares of the Company’s common stock (the “2023 Warrant Shares”) at an exercise price of $58.3232 per share (the “2023 Warrants” and together with the Amended and Restated Closing Date Warrants, the “Warrants”). The Amended and Restated Closing Date Warrants and the 2023 Warrants will expire on April 19, 2029 and may be net exercised at the holders election. In addition, pursuant to the Credit Agreement, the Lenders have the right to purchase shares of the Company’s common stock after the Second Amendment Effective Date, so long as borrowings under the Credit Agreement are outstanding, for a purchase price of $5,000 at a price per share equal to a 10% premium to the volume-weighted average price of the common stock over the 30 trading days prior to the Lenders’ election to proceed with such equity investment (the “Equity Investment Right”). BTI entered into a registration rights agreement (the “Registration Rights Agreement”) with the Lenders and filed a registration statement on Form S-3 to register the shares issuable upon exercise of the Warrants and, if issued, the shares related to the Equity Investment Right, for resale. The maximum shares of the Company’s common stock issuable under the Warrants (including the Closing Date Warrants and the 2023 Warrants) and Lenders’ Equity Investment Right was 366 as of March 31, 2024. On the Second Amendment Effective Date, Company amended and restated its Registration Rights Agreement (the “Amended and Restated Registration Rights Agreement”) with the Lenders, dated April 19, 2022, pursuant to which the Company agreed to register the 2023 Warrant Shares for resale.

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

Maturities of debt are expected to be as follows:

March 31, 2025

2025	$—
2026	$22,431
2027	$86,960
Thereafter	$—

Interest expense was as follows:

	Three months ended
	March 31,
	2025	2024

Interest expense	$3,643	$3,564
Accretion of debt discount and amortization of financing costs	350	43
Total interest expense	$3,993	$3,607

Note 10. Derivative Financial Instruments

BTI identified certain freestanding financial instruments and/or embedded features that require separate accounting from the borrowings under the OFA Facilities. This includes the OnkosXcel Warrants and Equity Investment Right held by the Lenders, along with certain put/call options. The OnkosXcel Warrants and Equity Investment Right do not meet certain scope exceptions under U.S. GAAP, primarily because the exercise prices and number of shares of the Company’s common stock issuable under the instruments are variable, and the instruments meet the definition of a derivative instrument. Therefore, these instruments are recorded as Derivative liabilities in the Condensed Consolidated Balance Sheets. The respective derivative liabilities were recorded at fair value on the date of issuance and are revalued on each balance sheet date until such instruments are settled or expire, with changes in the fair value between reporting periods recorded within Other (income) expense, net in the Company’s Condensed Consolidated Statements of Operations. As discussed in Note 9, Debt and Credit Facilities, the Equity Investment Right was terminated on November 25, 2024 in connection with the Fifth Amendment to the Credit Agreement, and the Company recorded a termination gain, reducing the carrying value of the Equity Investment Right to $0.

With respect to the Purchase Agreement discussed in Note 11, Common Stock Financing Activities, BTI determined that the Accompanying Warrants fail the equity classification criteria and are therefore classified as liabilities in accordance with ASC 480, Distinguishing Liabilities from Equity ("ASC 480") and ASC 815, Derivatives and Hedging (“ASC 815”). The Accompanying Warrants failed to meet the requirements to be indexed to equity and equity classified, and meet the definition of a derivative instrument. Therefore, these instruments are recorded as Derivative liabilities in the Condensed Consolidated Balance Sheet as of March 31, 2025. The respective derivative liabilities were recorded at fair value on the date of issuance and are revalued on each balance sheet date until such instruments are settled or expire, with changes in the fair value between reporting periods recorded within Other (income) expense, net in the Company’s Condensed Consolidated Statements of Operations. We value the Accompanying Warrants using the Black-Scholes option pricing model as discussed in Note 14, Fair value measurements.

On November 21, 2024, the exercise price of 534 of the Accompanying Warrants was reduced from $51.20 to $9.136 per share. For the three months ended March 31, 2025, the Company recorded total net gains of $1,679 in Other (income) expense, net, in the Company’s Consolidated Statements of Operations. As of March 31, 2025, the fair value of the Accompanying Warrants was $641.

On November 25, 2024, with respect to the Underwriter Agreement discussed in Note 11, Common Stock Financing Activities, the Company issued additional warrants (the “November 2024 Accompanying Warrants”). The November 2024 Accompanying Warrants failed to meet the requirements to be indexed to equity and equity classified, and meet the definition of a derivative instrument. Therefore, these instruments are recorded as Derivative liabilities in the Consolidated Balance Sheet as of March 31, 2025. The respective derivative liabilities were recorded at fair value on the date of issuance and are revalued on each balance sheet date until such instruments are settled or expire, with changes in the fair value between reporting periods recorded within Other (income) expense, net in the Company’s Consolidated Statements of Operations. For the three months ended March 31, 2025, the Company recorded total net gains of $3,080 in Other (income) expense, net, in the Company’s Consolidated Statements of Operations. As of March 31, 2025, the fair value of the November 2024 Accompanying Warrants was $1,193.

On March 3, 2025, with respect to the March 2025 Offering discussed in Note 11, Common Stock Financing Activities, the Company issued additional warrants (the “March 2025 Accompanying Warrants”). The March 2025 Accompanying Warrants failed to meet the requirements to be indexed to equity and equity classified, and meet the definition of a derivative instrument. Therefore, these instruments are recorded as Derivative liabilities in the Consolidated Balance Sheet as of March 31, 2025. The respective derivative liabilities were recorded at fair value on the date of issuance in the amount of $2,831 and are revalued on each balance sheet date until such instruments are settled or expire, with changes in the fair value between reporting periods recorded within Other (income) expense, net in the Company’s Consolidated Statements of Operations. For the three months ended March 31, 2025, the Company recorded total net gains of $1,429 in Other (income) expense, net, in the Company’s Consolidated Statements of Operations. As of March 31, 2025, the fair value of the March 2025 Accompanying Warrants was $1,402.

In connection with the March 2025 Offering discussed in Note 11, Common Stock Financing Activities, the Company also issued option warrants (the “Option Warrants”). The Option Warrants failed to meet the requirements to be indexed to equity and equity classified, and meet the definition of a derivative instrument. Therefore, these instruments are initially recorded as Derivative liabilities. The respective derivative liabilities were recorded at fair value on the date of issuance in the amount of $369. The Option Warrants expired on March 18, 2025 without being exercised, and the Company recorded a termination gain of $369 in Other (income) expense, net, in the Company’s Condensed Consolidated Statements of Operations. As of March 31, 2025, the fair value of the Option Warrants was $0.

Note 11. Common Stock Financing Activities

Jeffries At-the-Market Program

In May 2021, the Company entered into an Open Market Sale Agreement (as amended, supplemented and/or restated from time to time, the “Sale Agreement”) with Jefferies LLC (“Jefferies”) pursuant to which the Company could offer and sell shares of its common stock, having an aggregate offering price of up to $100,000, from time to time, through an “at the market offering” program under which Jefferies will act as sale agent. In November 2023, the Company amended the Sale Agreement to increase the size of the “at the market offering" program to $150,000. On March 26, 2025, the Company and Jefferies terminated that certain Open Market Sales Agreement. There have been no sales of the Company’s common stock under the Sale Agreement for the three months ended March 31, 2025. For the three months ended March 31, 2024, the Company sold 40 shares under the Sale Agreement for gross proceeds of $1,743 and received proceeds of $1,691, net of issuance costs of $52.

March 2024 Offering

On March 25, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the purchasers named therein (collectively, the “Purchasers”). Pursuant to the Purchase Agreement, the Company agreed to issue and sell to the Purchasers in a registered direct offering (the “Offering”) under an effective shelf registration statement on Form S-3 (File No. 333-275261) and a related prospectus supplement filed with the Securities and Exchange Commission on March 25, 2024 (the “Prospectus Supplement”) an aggregate of 191 shares (the “Shares”) of Common Stock, and accompanying warrants (the “Accompanying Warrants”) to purchase up to 191 shares of common stock at a combined offering price of $46.416 per Share and Accompanying Warrant and pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 348 shares of common stock and Accompanying Warrants to purchase up to 348 shares of common stock, at a combined offering price of $46.40 per share underlying each Pre-Funded Warrant and Accompanying Warrant, which equals the offering price per Share and Accompanying Warrant less the $0.016 exercise price per share of the Pre-Funded Warrants. The Pre-Funded Warrants and Accompanying Warrants are not listed on the Nasdaq Capital Market or any other securities exchange or trading system and the Company does not intend to list them. On March 27, 2024, the Company received $25,000 of gross proceeds from the Offering, incurred costs of $248, and received net proceeds of $24,752.

The Pre-Funded Warrants have an exercise price per share of common stock equal to $0.016 per share. The exercise price and the number of shares of common stock issuable upon exercise of the Pre-Funded Warrants are subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. The Pre-Funded Warrants are exercisable at any time after the date of issuance. The Pre-Funded Warrants meet the equity classification criteria and are therefore classified as equity. For the year ended December 31, 2024, all 348 Pre-Funded Warrants were exercised and the same number of shares of common stock were issued.

The Accompanying Warrants have an exercise price per share of common stock equal to $51.20 per share. The exercise price and the number of shares of common stock issuable upon exercise of the Accompanying Warrants are subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. The Accompanying Warrants will be exercisable at any time after the date of issuance and will expire on the fifth anniversary of the date of issuance. The Accompanying Warrants do not meet certain scope exceptions under U.S. GAAP, primarily because they did not meet the requirements to be indexed to equity and equity classified, and the instruments meet the definition of a derivative instrument. Therefore, these instruments are recorded as Derivative liabilities in the Condensed Consolidated Balance Sheet as of March 31, 2025.

November 2024 Offering

On November 22, 2024, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Canaccord Genuity LLC, as underwriter (the “Underwriter”), in connection with the issuance and sale by the Company in a public offering of (i) 350 shares of the Company’s common stock, and accompanying warrants (the “November 2024 Accompanying Warrants”) to purchase 350 shares of Common Stock, at a combined public offering price of $7.68 per share, and, in lieu thereof to certain investors, (ii) Pre-Funded Warrants to purchase 563 shares of Common Stock, and accompanying warrants to purchase 563 shares of Common Stock, at a combined public offering price of $7.664 per pre-funded warrant, which equals the public offering price per share of Common Stock and accompanying warrant less the $0.016 exercise price per share of the pre-funded warrants, less underwriting discounts and commissions, pursuant to an effective shelf registration statement on Form S-3 (Registration No. 333-275261) and a related prospectus supplement filed with the Securities and Exchange Commission. The Company received net proceeds from the offering of approximately $6,128, after deducting underwriting discounts and commissions and offering expenses of $871. The Company intends to use the net proceeds of the offering to fund the SERENITY At-Home trial, prepare for the initiation of the TRANQUILITY In-Care trial, working capital and general corporate purposes.

The Pre-Funded Warrants have an exercise price per share of common stock equal to $0.016 per share. The exercise price and the number of shares of common stock issuable upon exercise of the Pre-Funded Warrants are subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. The Pre-Funded Warrants are exercisable at any time after the date of issuance. The Pre-Funded Warrants meet the equity classification criteria and are therefore classified as equity. For the year ended December 31, 2024, 80 Pre-Funded Warrants were exercised and the same number of shares of common stock were issued. For the three months ended March 31, 2025, the remaining 483 Pre-Funded Warrants were exercised and the same number of common stock were issued in exchange for $8 of proceeds received.

The November 2024 Accompanying Warrants have an exercise price per share of common stock equal to $7.68 per share. The exercise price and the number of shares of common stock issuable upon exercise of the November 2024 Accompanying Warrants are subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. The November 2024

Accompanying Warrants are exercisable at any time after the date of issuance and will expire on the fifth anniversary of the date of issuance. The November 2024 Accompanying Warrants do not meet certain scope exceptions under U.S. GAAP, primarily because they did not meet the requirements to be indexed to equity and equity classified, and the instruments meet the definition of a derivative instrument. Therefore, these instruments are recorded as Derivative liabilities in the Condensed Consolidated Balance Sheet as of March 31, 2025.

March 2025 Offering

On March 3, 2025, the Company entered into a purchase agreement (the “March 2025 Offering”) with a purchaser. Pursuant to the March 2025 Offering, the Company agreed to issue and sell to the purchaser and the purchaser agreed to buy in a registered direct offering (i) an aggregate of 188 shares (the “Shares”) of Common Stock at an offering price of $3.50 per Share, (ii) Pre-Funded Warrants to purchase up to 3,812 shares of Common Stock, at an offering price of $3.499 per share underlying the Pre-Funded Warrants, which equals the offering price per share less the $0.001 exercise price per share of the Pre-Funded Warrants, and (iii) an aggregate of 4,000 accompanying warrants (the “March 2025 Accompanying Warrants”) to purchase up to 4,000 shares of Common Stock at an offering price of $4.20 per accompanying warrant, pursuant to an effective registration statement on Form S-3 (File No. 333-275261), including the base prospectus included therein, and prospectus supplement filed with the SEC on March 4, 2025. The Company received net proceeds from the offering of approximately $12,957, after deducting underwriting discounts and commissions and offering expenses of $1,039.

The Pre-Funded Warrants have an exercise price per share of common stock equal to $0.001 per share. The exercise price and the number of shares of common stock issuable upon exercise of the Pre-Funded Warrants are subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. The Pre-Funded Warrants are exercisable at any time after the date of issuance. The Pre-Funded Warrants meet the equity classification criteria and are therefore classified as equity. For the three months ended March 31, 2025, 1,688 Pre-Funded Warrants were exercised and the same number of common stock were issued in exchange for $2 of proceeds received.

The March 2025 Accompanying Warrants have an exercise price per share of common stock equal to $4.20 per share. The exercise price and the number of shares of common stock issuable upon exercise of the March 2025 Accompanying Warrants are subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. The March 2025 Accompanying Warrants will be exercisable at any time after the date of issuance and will expire on the fifth anniversary of the date of issuance. The March 2025 Accompanying Warrants do not meet certain scope exceptions under U.S. GAAP, primarily because they did not meet the requirements to be indexed to equity and equity classified, and the instruments meet the definition of a derivative instrument. Therefore, these instruments are recorded as Derivative liabilities in the Condensed Consolidated Balance Sheet as of March 31, 2025.

In the March 2025 Offering, the Company also issued to the purchaser option warrants, to purchase up to 4,000 shares of Common Stock (or pre-funded warrants in lieu thereof) and accompanying warrants to purchase up to 4,000 shares of Common Stock. The exercise price of the Option Warrant is $3.50 per underlying share of Common Stock or $3.499 per underlying pre-funded warrant to purchase one share of Common Stock and accompanying warrant. The option accompanying warrants have an exercise price per share of common stock equal to $4.20 per share. The Option Warrants expired on March 18, 2025 without being exercised.

Note 12. Stock-Based Compensation

2017 Equity Incentive Plan

The Company’s 2017 Plan became effective in August 2017. Following the effective date of the Company's 2020 Plan, the Company ceased granting awards under the 2017 Plan, however, the terms and conditions of the 2017 Plan continue to govern any outstanding awards granted thereunder.

2020 Incentive Award Plan

The Company’s 2020 Plan was approved and became effective at the Company’s 2020 annual meeting of stockholders on May 20, 2020, and unless earlier terminated by the Board of Directors, will remain in effect until March 26, 2030. The 2020 Plan originally authorized for issuance the sum of (i) 57 shares of the Company’s common stock and (ii) 15 shares of the Company’s common stock, which represents the number of shares that remained available for issuance under the 2017 Plan immediately prior to the approval of the 2020 Plan by the Company’s stockholders. Any shares of common stock which, immediately prior to the approval of the 2020 Plan by the Company’s stockholders, were subject to awards granted under the 2017 Plan that are forfeited or lapse unexercised and are not issued under the 2017 Plan will increase the number of shares of common stock available for grant under the 2020 Plan. In addition, the number of shares available for issuance under the 2020 Plan will increase on the first day of each calendar year, beginning January 1, 2021 and ending on and including January 1, 2030, by a number of shares equal to the lesser of (A) 4% of the aggregate number of shares of the Company’s common stock outstanding on the final day of the immediately preceding calendar year and (B) such smaller number of shares of common stock as determined by the Board of Directors. The shares available for issuance under the 2020 Plan increased by 124 shares and 75 shares on January 1, 2025 and 2024, respectively.

Stock options granted under the 2020 Plan have a term of ten years. The vesting schedule of all awards granted under the 2020 Plan is determined by the Board of Directors, which is generally four years.

As of March 31, 2025, there were 118 shares available to be granted under the 2020 Plan.

BTI Restricted stock units

The table below summarizes activity relating to BTI RSUs.

Number of
shares

Outstanding as of January 1, 2025	27
Granted	3
Cancelled	(1)
Vested	(9)
Outstanding as of March 31, 2025	20

During the three months ended March 31, 2025, the Company granted 3 time-based BTI RSUs which fully vest on the one-year anniversary of the grant date. The weighted average grant date fair value per share for the BTI RSUs for the three months ended March 31, 2025 was $6.14. The remaining outstanding RSUs generally vest over four years, with 25% vesting at the one-year anniversary of the grant date and the balance vesting ratably over the remaining 12 quarters of the vesting period. Unrecognized stock-based compensation expense related to the BTI RSUs was approximately $537 and $1,308 as of March 31, 2025 and 2024, respectively.

BTI Performance stock units

The table below summarizes activity relating to Performance Units related to BTI common stock.

Number of
shares

Outstanding as of January 1, 2025	70
Granted	—
Cancelled	(10)
Exercised	—
Outstanding as of March 31, 2025	60

In July 2024, the Company granted 87 Performance Units to employees. The Performance Units vest on the one-year anniversary of the grant date, provided certain performance criteria are met. The weighted average value per share of Performance Units granted in 2024 was $19.20. None of the Performance Units had vested as of March 31, 2025. Unrecognized stock-based compensation expense related to these Performance Units expected to vest was zero as of March 31, 2025 since it is uncertain whether any performance criteria will be met.

OnkosXcel profit sharing units

The table below summarizes activity relating to the PSUs associated with OnkosXcel as described below.

		Weighted average
	Number of	price per unit
	units	(in whole dollars)

Outstanding as of January 1, 2025	1,166	$5,686
Granted	—	$—
Cancelled	(84)	$6,006
Forfeited	—	$—
Outstanding as of March 31, 2025	1,082

Vested units as of March 31, 2025	976	$5,533

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

The fair values of PSUs granted in 2024 were estimated at the date of grant using a Black-Scholes option pricing model and assumptions below.

	2024 grant profit share unit valuation inputs

Expected volatility	97.4%
Risk-free rate of interest	3.6%
Expected dividend yield	—%
Expected term	5.8	years

Unrecognized stock-based compensation expense related to these awards was $319 and $782 as of March 31, 2025 and 2024, respectively.

OnkosXcel restricted stock units

The table below summarizes activity relating to the OnkosXcel RSUs.

Number of
units

Outstanding as of January 1, 2025	176
Granted	—
Vested	(2)
Cancelled	(34)
Outstanding as of March 31, 2025	140

As of March 31, 2025, the Company had 140 OnkosXcel Restricted Stock Units outstanding. Unrecognized stock-based compensation expense related to the awards expected to vest was approximately $50 and $420 as of March 31, 2025 and 2024, respectively.

BTI Stock options

A summary of the Company’s stock option activity for the three months ended March 31, 2025 is presented below.

	Number of	Weighted average
	shares	price per share

Outstanding as of January 1, 2025	311	$265.36
Granted	75	$7.54
Forfeited	(5)	$124.94
Cancelled	(14)	$384.60
Exercised	—	$—
Outstanding as of March 31, 2025	367	$210.27

Options vested and exercisable as of March 31, 2025	259	$268.46

As of March 31, 2025, the intrinsic value of options outstanding was $0. The intrinsic value for stock options is calculated based on the difference between the exercise prices of the underlying awards and the quoted stock price of the Company’s common stock as of the reporting date.

No stock options were exercised for the three months ended March 31, 2025. As of March 31, 2025, the total intrinsic value of stock options exercisable was $0.

The weighted average grant date fair value per share of options granted as of March 31, 2025 was $6.21.

The weighted average grant date fair value per share of options vested as of March 31, 2025 was $196.53.

The weighted average remaining contractual life is 5.0 years for options exercisable as of March 31, 2025. The weighted average remaining contractual life was 6.2 years for options outstanding as of March 31, 2025.

Unrecognized compensation expense related to unvested stock option awards as of March 31, 2025 was $1,675 and will be recognized over the remaining vesting periods of the underlying awards. The weighted-average period over which such compensation is expected to be recognized is 1.1 years.

Stock-Based Compensation

The fair value of stock options granted during the three months ended March 31, 2025 and 2024 was estimated using the Black-Scholes pricing model with the following assumptions:

	Three months ended		Three months ended
	March 31, 2025		March 31, 2024

Expected term	5.3	years	6.1	years
Expected stock price volatility	112.0%		108.4%
Risk-free rate of interest	4.5%		4.0%
Expected dividend yield	0.0%		0.0%

In 2025, the Company continued using the historical volatility of its common stock to estimate volatility. Prior to 2023, volatility was estimated using a combination of the historical volatility of publicly traded peer companies and that of the Company’s common stock. The expected term of the awards is estimated based on the simplified method, which calculates the expected term based upon the midpoint of the life of the award and the vesting period. The Company uses the simplified method because it does not have sufficient option exercise data to provide a reasonable basis upon which to estimate the expected term. The expected dividend yield is zero percent as the Company has no history of paying dividends nor does management expect to pay dividends over the contractual terms of these options. The risk-free interest rates are determined by reference to the U.S. Treasury yield curve in effect at the time of grant, with maturities approximating the expected term of the stock options. The fair value of the underlying common stock is generally determined as the closing price of the Company’s common stock on The Nasdaq Capital Market on the grant date, with consideration of whether there is material nonpublic information that could impact that estimated fair value when it is released.

The Company recognized stock-based compensation expense related to awards issued under the 2017 Plan and the 2020 Plan, as well as the OnkosXcel RSUs and PSUs, of $180 and $3,433 for the three months ended March 31, 2025 and 2024, respectively, which were comprised as follows:

	Three months ended March 31,
	2025	2024

Research and development	$(514)	$1,281
Selling, general and administrative	694	2,152
Total	$180	$3,433

2020 Employee Stock Purchase Plan

The Company’s 2020 Employee Stock Purchase Plan (the “ESPP”) was also approved and became effective at the Company’s 2020 annual meeting of stockholders on May 20, 2020. The ESPP is designed to assist eligible employees of the Company with the opportunity to purchase the Company’s common stock at a discount through accumulated payroll deductions during successive offering periods. The aggregate number of shares that were initially available to be issued pursuant to rights granted under the ESPP was 6 shares of common stock. In addition, the number of shares available for issuance under the ESPP increases on the first day of each calendar year, beginning on January 1, 2021 and ending on and including January 1, 2030, by a number of shares of common stock equal to the lesser of (a) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as determined by the Board of Directors. The number of shares that may be issued or transferred pursuant to rights granted under the component of the ESPP that is intended to qualify for favorable U.S. federal tax treatment under Section 423 of the Internal Revenue Code (the “Section 423 Component”) shall not exceed 31 shares. The purchase price will be determined by the administrator of the ESPP and, for purposes of the Section 423 Component, shall not be less than 85% of the fair value of a share on the first trading day or on the last trading day of the applicable offering period, whichever is lower. The shares available for issuance under the ESPP increased by 31 shares and 19 shares on January 1, 2025 and 2024, respectively. To date, no shares have been sold under the ESPP. There were 106 shares available for issuance as of March 31, 2025.

Note 13. Leases

BTI leases office space for its corporate headquarters at 555 Long Wharf Drive, New Haven, Connecticut (the “HQ Lease”) under an operating lease that expires in February 2026. The Company has an option to renew the HQ Lease for one additional five-year term. Payments under the HQ Lease are fixed.

The Company also leases equipment such as copiers and information technology equipment.

The future minimum annual lease payments under operating leases, as of March 31, 2025, are as follows:

Year ending December 31,	Amount

Remainder of 2025	$294
2026	65
Thereafter	—
Total lease payments	$359
Imputed interest	(9)
Total lease liability	$350
Less current portion of lease liability	(350)
Long-term portion of operating lease liability	$—

The current portion of the Company’s operating lease liability of $350 as of March 31, 2025, is included in Other current liabilities on the Condensed Consolidated Balance Sheets.

Lease expense was $101 and $99 for the three months ended March 31, 2025 and 2024, respectively.

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

The carrying amounts of cash and cash equivalents, accounts receivable, net, and accounts payable approximate fair value due to the short-term nature of these instruments. As of March 31, 2025 and December 31, 2024, the Company had $30,310 and $29,036, respectively, primarily in money market funds that hold U.S. government cash equivalent instruments (included in cash and cash equivalents) which were valued based on Level 1 inputs. There were no transfers between levels within the hierarchy during the three months ended March 31, 2025 and the year ended December 31, 2024.

Derivative liabilities measured at fair value on a recurring basis are summarized below.

	As of
	March 31, 2025
	Fair Value	Level 1	Level 2	Level 3	Total

Derivative liability - BTI Warrants	$3,236	$—	$1,834	$1,402	$3,236
Derivative liability - OnkosXcel Warrants	38	—	—	38	38
Total derivative liabilities	$3,274	$—	$1,834	$1,440	$3,274

	As of
	December 31, 2024

	Fair Value	Level 1	Level 2	Level 3	Total

Derivative liability - BTI Warrants	$6,593	$—	$6,593	$—	$6,593
Derivative liability - OnkosXcel Warrants	40	—	—	40	40
Total derivative liabilities	$6,633	$—	$6,593	$40	$6,633

Derivative liabilities are comprised of the OnkosXcel Warrants, BTI Warrants, and Option Warrants. The fair value of the derivative liabilities was determined using Binomial Option Pricing and Distribution models for the OnkosXcel Warrants and Option Warrants, and using a Black Scholes model for the BTI Warrants.

The following table presents changes in Level 3 liabilities measured at fair value for the three months ended March 31, 2025. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category.

	Three months ended
	March 31,
	2025	2024

Derivative liabilities, Balance - January 1	$40	$1,905
Addition of derivative liabilities - BTI Warrant (March 2025 Accompanying Warrants)	2,831	—
Addition of derivative liabilities - Option Warrant	369	—
Termination of derivative liabilities - Option Warrant	(369)	—
Change in fair value	(1,431)	(88)
Derivative liabilities, Balance - March 31	$1,440	$1,817

The change in fair value of the derivative liabilities was reported in the Condensed Consolidated Statements of Operations as Other (income) expense, net, for the three months ended March 31, 2025.

In estimating the fair value of the derivative liability related to the OnkosXcel Warrants, inputs included third-party fair value estimates of OnkosXcel limited liability company units along with the volatility of those units (which was set at 115% based on the historical volatility of the Company’s stock, along with a peer group of comparable publicly traded companies), and the timing and probability of the relevant capital transactions occurring.

In estimating the fair value of the derivative liability related to the Option Warrants, the valuation inputs used were a strike price of $3.50, the Company’s stock price of $2.70, volatility of 39.2% (adjusted to set the value of securities in the March 2025 Offering equal to the consideration paid), a term of 0.04 years and a risk-free rate of 4.39%. The Option Warrants expired on March 18, 2025 without being exercised, and the Company recorded a termination gain of $369 in Other (income) expense, net, in the Company’s Condensed Consolidated Statements of Operations.

In estimating the fair value of the derivative liability related to the BTI Warrants – March 2025 Accompanying Warrants, the valuation inputs used were a strike price of $4.20, the Company’s stock price of $2.70, volatility of 39.2% (adjusted to set the value of securities in the March 2025 Offering equal to the consideration paid), a term of 5 years and a risk-free rate of 4.01%. The Company remeasured the fair value at March 31, 2025 of $1,402 and recorded an unrealized gain of $1,429 for the three months ended March 31, 2025 within Other (income) expense, net in the Company’s Condensed Consolidated Statements of Operations. The valuation inputs used as of March 31, 2025 were a strike price of $4.20, the Company’s stock price of $2.03, volatility of 38.5% (adjusted to set the value of securities in the March 2025 Offering equal to the consideration paid), term of 4.9 years and risk-free rate of 3.96%.

The estimated fair value of the Credit Agreement as of March 31, 2025 and December 31, 2024 was $96,403 and $94,204, respectively. Both observable and unobservable inputs were used to determine the fair value of long-term debt, which was classified within the Level 3 category.

The following table presents the BTI warrants issued by the Company and the corresponding balance sheet classification:

Warrant Recipient	Warrant Type	Issue Date	Exercise Price	Number of Warrants	Classification

Lenders and RIFA Purchasers	Closing Date Warrants	4/19/2022	$7.68	17	Equity
Lenders and RIFA Purchasers	2023 Warrants	12/5/2023	$7.68	4	Equity
Lenders and RIFA Purchasers	2024 Warrants	3/20/2024	$7.68	6	Equity
Lenders and RIFA Purchasers	New Warrants	11/25/2024	$0.16	313	Equity
Armistice Capital Master Fund Ltd.	Accompanying Warrants	3/25/2024	$9.136	534	Derivative Liability
Armistice Capital Master Fund Ltd.	Accompanying Warrants	3/25/2024	$51.20	5	Derivative Liability
Armistice Capital Master Fund Ltd.	November 2024 Accompanying Warrants	11/25/2024	$7.68	846	Derivative Liability
Heights Capital Management	November 2024 Accompanying Warrants	11/25/2024	$7.68	27	Derivative Liability
Hudson Bay Capital Management	November 2024 Accompanying Warrants	11/25/2024	$7.68	27	Derivative Liability
IntraCoastal Capital, LLC	November 2024 Accompanying Warrants	11/25/2024	$7.68	13	Derivative Liability
Murchison Capital Partners, LP	March 2025 Accompanying Warrants	3/4/2025	$4.20	4,000	Derivative Liability
Total warrants issued				5,792

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

The fair value of the Accompanying Warrants at issuance on March 25, 2024 was determined using a Black-Scholes pricing model and was recorded as a derivative liability with the offset recorded as a component of stockholders’ equity in Additional-paid-in-capital in the Condensed Consolidated Balance Sheets. This fair value measurement is classified as Level 2. On November 25, 2024, 534 of the 539 Accompanying Warrants’ strike price were amended to $9.136. The Company remeasured the Accompanying Warrants’ fair value at March 31, 2025 of $641 and recorded a net gain of $1,679, within Other (income) expense, net in the Company’s Condensed Consolidated Statements of Operations. The valuation inputs used as of March 31, 2025 were strike prices of $9.136 and $51.20 for 534 and 5 Accompanying Warrants, respectively, the Company’s stock price of $2.03, volatility of 120.2%, term of 4.0 years and risk-free rate of 3.93%.

The fair value of the November 2024 Accompanying Warrants at issuance on November 25, 2024 was determined using a Black-Scholes pricing model and was recorded as a derivative liability with the offset recorded as a component of stockholders’ equity in Additional-paid-in-capital in the Condensed Consolidated Balance Sheets. This fair value measurement is classified as Level 2. The Company remeasured the November 2024 Accompanying Warrants’ fair value at March 31, 2025 of $1,193 and recorded a net gain of $3,080, within Other (income) expense, net in the Company’s Condensed Consolidated Statements of Operations. The valuation inputs used as of March 31, 2025 were a strike price of $7.68, the Company’s stock price of $2.03, volatility of 115.3%, term of 4.7 years and risk-free rate of 3.94%.

Note 15. Net Loss Per Share

Basic and diluted net loss per share are as follows:

	Three months ended
	March 31,
	2025	2024

Net loss (numerator)	$(7,254)	$(26,791)
Weighted average shares (denominator)	4,834	1,929
Basic and diluted net loss per share	$(1.50)	$(13.89)

Potentially dilutive securities outstanding consists of stock options, RSUs and performance units, and BTI warrants. The Company had common stock equivalents outstanding are as follows:

	As of
	March 31,
	2025	2024

Stock options	367	303
Restricted stock units	20	12
Performance stock units	60	32
BTI Warrants	5,792	567
Total common stock equivalents	6,239	914

Note 16. Commitments and Contingencies

From time to time, in the ordinary course of business, the Company may be subject to litigation and regulatory examinations as well as information gathering requests, inquiries and/or investigations. Other than the items below, the Company is not currently subject to any matters where it believes there is a reasonable possibility that a material loss may be incurred.

On July 7, 2023, plaintiff Katelyn Martin filed a class action complaint against the Company and certain executives in the United States District Court for the District of Connecticut, captioned Martin v. BioXcel Therapeutics, et al., 3:23-cv-00915 (D. Conn). On October 4, 2023, pursuant to the Private Securities Litigation Reform Act, the court appointed two co-Lead Plaintiffs. The co-Lead Plaintiffs filed an amended complaint on December 5, 2023, alleging violations of Sections 10(b) and 20A of the Securities and Exchange Act of 1934 (the “Exchange Act”) and SEC Rule 10b-5 promulgated thereunder. On July 11, 2024, the Court dismissed the amended complaint without prejudice and, on August 1, 2024, co-Lead Plaintiffs filed a second amended complaint. The second amended complaint alleges that defendants made false or misleading statements regarding the TRANQUILITY II trial and the development of BXCL501 for an expanded indication related to the treatment of certain Alzheimer’s-related agitation. The Company moved to dismiss the second amended complaint on September 6, 2024. On February 24, 2025, while the Company’s motion to dismiss remained pending, Plaintiffs moved for leave to further amend their complaint. The Company filed an opposition to the motion on March 17, 2025 and Plaintiffs filed a reply in support of the motion on April 7, 2025. On April 9, 2025, the parties filed a joint motion requesting that the Court stay the action pending the outcome of a private mediation session scheduled for May 12, 2025. The Court granted the motion, staying the action until May 23, 2025, by which date the parties are required to file either a motion to continue the stay or a motion to lift the stay.

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

On May 7, 2025, Plaintiff Yaakov Portnoy filed a stockholder derivative complaint in the Court of Chancery of the State of Delaware purportedly on behalf of the Company and against Vimal Mehta, Peter Mueller, June Bray, Sandeep “Steve” Laumas, Michael P. Miller, Michal Votruba, Richard I. Steinhart, Robert Risinger, and Krishnan Nandabalan, and the Company as Nominal Defendant under the caption Yaakov Portnoy, derivatively on behalf of BioXcel Therapeutics, Inc. v. Vimal Mehta, et al, 2025-0508-BWD (Del. Ch.).  The complaint alleges similar claims to those raised in In re BioXcel Therapeutics, Inc. Derivative Litigation, 1:24-cv-00041 (D. Del.), including business torts.

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

Note 17. Segment Information

The Company views its operations and manages its business as one operating and reportable segment, utilizing artificial intelligence (“AI”) to develop transformative medicines in neuroscience and immuno-oncology. The Company is focused on utilizing cutting-edge technology and innovative research to develop high-value therapeutics aimed at transforming patients’ lives. The Company employs various AI platforms to reduce therapeutic development costs and potentially accelerate development timelines.

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

	Three months ended
	2025	2024

Product revenue, net	$168	$582
Less:
Cost of goods sold	$14	$80
Research and development costs:
Personnel and related costs	$1,682	$3,630
Non-cash stock-based compensation	(514)	1,281
Professional fees	779	1,307
Clinical trials expense	2,018	4,068
Chemical, manufacturing and controls cost	175	549
Other expenses	414	566
Total research and development costs	$4,554	$11,401
Commercial costs:
Personnel and related costs	79	1,149
Non-cash stock-based compensation	—	268
Professional fees	38	71
Commercial and marketing	169	1,347
Travel related expenses	9	117
Other expenses	(88)	196
Total commercial costs	$207	$3,148
Selling, general and administrative costs:
Personnel and related costs	$993	$2,037
Non-cash stock-based compensation	694	1,884
Professional fees	2,834	5,240
Travel related expenses	116	247
Other expenses	855	708
Total selling, general and administrative costs	$5,492	$10,116
Total operating expenses	$10,267	$24,745
Other (income) expense
Interest expense	3,993	3,607
Interest income	(279)	(947)
Other (income) expense, net	(6,559)	(32)
Segment net loss	$(7,254)	$(26,791)
Adjustments and reconciling items	—	—
Consolidated Net Loss	$(7,254)	$(26,791)

Note 18. Subsequent Events

As discussed in Note 11, Common Stock Financing Activities, in connection with the March 2025 issuance and sale in a public offering of (i) 188 shares of the Company’s common stock, (ii) pre-funded warrants to purchase 3,812 shares of Common Stock, and (iii) accompanying warrants to purchase 4,000 shares of Common Stock, after March 31, 2025 but before financial statement issuance, certain investors exercised 300 pre-funded warrants to purchase 300 shares of Common Stock.

As discussed in Note 9, Debt and Credit Facilities, in connection with the Fifth Amendment of the Credit Agreement and issuance of new warrants to the Lenders to purchase an aggregate of 313 shares of common stock, after March 31, 2025 but before financial statement issuance, the Company issued 284 shares of Common Stock in connection with the cashless exercises of 313 warrants.

On April 3, 2025, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Canaccord Genuity LLC (“Canaccord”) to sell shares of the Company’s common stock, par value $0.001 per share, with aggregate gross sales proceeds of up to $8,135, from time to time, through an “at the market” equity offering program under which Canaccord will act as sales agent.

On April 8, 2025, the Board unanimously approved (i) the payment of a retention bonus to all non-executive employees in the total aggregate amount of $1,545, to be paid in two equal installments and (ii) the issuance of 66 RSUs which fully vest on the one-year anniversary of the grant date. The first installment of the retention bonus was paid on April 30, 2025 and the second installment shall be paid upon successful completion of the Serenity Trial data readout and securing additional financing. Each such installment payment is subject to the applicable employee’s continued employment through December 31, 2025.

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

Overview

BioXcel Therapeutics, Inc. (Nasdaq: BTAI, “the Company”) is a biopharmaceutical company utilizing artificial intelligence (“AI”) to develop transformative medicines in neuroscience. Our wholly owned subsidiary, OnkosXcel Therapeutics, is focused on the development of medicines in immuno-oncology. We utilize cutting-edge technology and innovative research to develop high-value therapeutics aimed at transforming patients’ lives. We employ our proprietary AI platform to reduce therapeutic development costs and potentially accelerate development timelines. Our approach leverages existing approved drugs and/or clinically evaluated product candidates together with big data and proprietary machine learning algorithms to identify new therapeutic indications. We believe this differentiated approach has proven its potential to reduce the expense and time associated with drug development in diseases with substantial unmet medical needs.

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

As anticipated, on March 20, 2025, we received another letter from the Staff stating that, as a result of the Company’s continued non-compliance with the MVLS requirement, its securities would be delisted from Nasdaq unless the Company appealed the Staff’s delisting determination by requesting a hearing before the Nasdaq Panel. The Company made a timely request for a hearing before the Panel to appeal the Staff’s determination. The hearing was held on May 1, 2025. At the hearing, we presented our plan for regaining compliance with the MVLS requirement and requested a further extension so that we may complete the execution of our plan. No assurance can be provided that Nasdaq will ultimately accept our plan or that we will ultimately regain compliance with the MVLS requirement. As of the date of this report, we have not received a determination from the hearings panel. Our common stock will remain listed and eligible for trading on Nasdaq pending the ultimate conclusion of the hearing process.

Our Business

Our most advanced neuroscience candidate is BXCL501. In indications other than those approved by the U.S. Food and Drug Administration (FDA) as IGALMI®, BXCL501 is an investigational, proprietary, orally dissolving sublingual film formulation of dexmedetomidine in development for the treatment of agitation associated with psychiatric and neurological disorders. Our most advanced immuno-oncology asset, BXCL701, is an investigational oral innate immune activator from OnkosXcel Therapeutics as a potential therapy for the treatment of aggressive forms of prostate cancer, pancreatic cancer, and other solid and liquid tumors.

On April 6, 2022, we announced that the FDA approved IGALMI® (dexmedetomidine) sublingual film for the acute treatment of agitation associated with schizophrenia or bipolar I or II disorder in adults. IGALMI® is approved to be self-administrated by patients under the supervision of a health care provider. On July 6, 2022, we announced that IGALMI® was commercially available in doses of 120 and 180 micrograms (“mcg”).

We are currently conducting our SERENITY At-Home pivotal Phase 3 safety trial intended to support a supplemental new drug application (“sNDA”) submission to potentially expand the label of IGALMI® into the at-home setting. On September 5, 2024, we announced the initiation of the trial, a double-blind, placebo-controlled study to evaluate the safety of a 120 mcg dose of BXCL501 in 200 patients for acute treatment of agitation associated with bipolar disorders or schizophrenia in the at-home setting. On November 12, 2024, we announced that the first patient had been randomized.

On May 12, 2025, we announced the trial was fully enrolled, and that more than 165 patients had been dosed. Topline data results from the trial are expected in the second half of 2025.

Our TRANQUILITY program is designed to evaluate BXCL501 for the potential acute treatment of agitation with Alzheimer’s dementia in the at-home setting and in-care facilities. We have had several FDA meetings to discuss the development program, and the FDA has commented on the proposed protocol for our TRANQUILITY In-Care Phase 3 trial, which is designed to evaluate the efficacy and safety of a 60 mcg dose of BXCL501 for agitation associated with Alzheimer’s dementia. The Company is advancing plans for initiation of the trial upon funding. See further discussion in “Our Neuroscience Clinical Programs” below.

As described further below, we have deprioritized the development of BXCL501 for certain other proposed indications.

Our most advanced immuno-oncology candidate, BXCL701, is an investigational oral innate immune activator from OnkosXcel Therapeutics as a potential therapy for the treatment of aggressive forms of prostate cancer, pancreatic cancer, and other solid and liquid tumors. As described further below, we have deprioritized the development of our BXCL701 programs, except as noted under “Immuno-Oncology” below.

2024 Clinical Prioritization

On May 8, 2024 the Company took actions as part of its continued efforts to preserve cash and prioritize investment in its core clinical programs. The Company reduced its workforce by approximately 15% and notified impacted employees on May 8, 2024. All related restructuring costs were paid in the second quarter of 2024.

On September 17, 2024, the Company reduced its workforce by an additional 28% to extend its cash runway and prioritize clinical development of BXCL501. The Company completed the Clinical Prioritization in October 2024, paid $475 of the related costs during the first quarter of 2025, and expects to pay approximately $128, the remaining costs, in the second quarter of 2025, which are included in Accrued Expenses on the Condensed Consolidated Balance at March 31, 2025.

IGALMI® Commercialization Strategy

We are continuing to supply IGALMI® through existing distribution channels. At the same time, while seeking potential commercial partners, we are maintaining IGALMI’s market presence with minimal commercial resources following our Clinical Prioritization in 2024. Our commercialization efforts are designed to build the foundation to launch additional potential follow-on indications. If IGALMI® would be approved outside the U.S., we would consider launching the product through collaborations with third parties.

Our Neuroscience Clinical Programs and Investigator-Sponsored Trials

The following is a summary of the status of our major neuroscience clinical development programs and investigator-sponsored trials as of the date of this Quarterly Report on Form 10-Q.

About BXCL501

BXCL501 is our most advanced neuroscience clinical candidate. In indications other than those approved by the FDA as IGALMI®, BXCL501 is an investigational, proprietary, orally dissolving sublingual film formulation of dexmedetomidine, a selective alpha-2 receptor agonist, targeting symptoms from stress-related behaviors such as agitation. BXCL501 is currently being evaluated for the acute treatment of agitation related to bipolar disorders or schizophrenia in the at-home setting.

As a selective adrenergic agent with a sublingual or buccal route of administration, BXCL501 is designed to be easily administered and has shown a relatively rapid onset of action in multiple clinical trials, including those studying patients with bipolar disorders, schizophrenia, and Alzheimer’s disease. We believe results from these studies suggest that BXCL501 has the potential to reduce agitation without producing excessive sedation. We also believe BXCL501 is highly differentiated from antipsychotics, which are currently used as first-line standard-of-care treatment for agitation despite often producing unwanted side effects such as excessive sedation or extra pyramidal motor effects. Managing patient agitation in neuropsychiatric and neurodegenerative disorders represents a significant challenge for physicians and caregivers. We believe BXCL501 has the potential to address these challenges and, if approved for the respective indications, has the potential to become the standard of care for the acute treatment of agitation associated with these disorders.

In addition, based on its potential mechanism of action, we believe BXCL501 has the potential to address some symptoms of several additional diseases or conditions, including opioid use disorder (“OUD”), acute stress disorder (“ASD”) and post-traumatic stress disorder (“PTSD”). BXCL501 is currently being evaluated for treatment of patients with those conditions in clinical trials sponsored by leading academic research institutions. See Government-Supported Investigator-Sponsored Trials (“ISTs”) below.

BXCL501 Late-Stage Clinical Programs

SERENITY Program: Acute Treatment of Agitation Associated with Bipolar I or II Disorder or Schizophrenia

Under our SERENITY program, we are focused on the continued development of BXCL501 (currently marketed and commercialized as IGALMI®) as a potential treatment option for agitation associated with bipolar I or II disorder or schizophrenia in the at-home setting. The Company is currently advancing its SERENITY At-Home pivotal Phase 3 trial, which is designed as a double-blind, placebo-controlled study to evaluate the safety of a 120 mcg dose of BXCL501 in 200 patients for acute treatment of agitation associated with bipolar disorders or schizophrenia in the at-home setting. We also plan to initiate a clinical study designed to enroll approximately 30 patient-informant dyads to evaluate the correlation between patient-and informant-reported efficacy measurement and the Positive and Negative Syndrome Scale-Excitatory Component (“PEC”) scale, conducted by trained raters as recommended by the FDA.

Following engagement with and feedback from FDA, on September 5, 2024, we announced the initiation of the SERENITY At-Home trial, followed by our announcement on November 12, 2024 that the first patient had been randomized. On May 12, 2025, we announced the trial was fully enrolled, and that more than 165 patients had been dosed. Topline data results, which are expected in the second half of 2025, are intended to support a supplemental new drug application (“sNDA”) submission to potentially expand the label of IGALMI® into the at-home setting, beyond its current indication for use under healthcare provider supervision.

TRANQUILITY Program: Acute Treatment of Agitation Associated with Dementia due to Probable Alzheimer’s Disease (“AAD”)

Under our TRANQUILITY program, we are evaluating BXCL501 as a potential treatment option for the acute treatment of agitation associated with Alzheimer’s dementia (“AAD”). On June 29, 2023, we announced positive topline results from our TRANQUILITY II Phase 3 trial. The randomized, double-blind, placebo-controlled, parallel group trial evaluated the safety and efficacy of BXCL501 for the acute treatment of AAD in adults 65 years and older with mild to moderate dementia in assisted living facilities and residential care settings who required minimal assistance with activities of daily living.

On June 29, 2023, we also announced that we had learned that an investigator in the TRANQUILITY II study engaged in misconduct. Since that time, we have taken steps to further investigate and evaluate the conduct of the trial at the investigator’s clinical site. On October 25, 2023, we announced that an independent third-party audit of data integrity at the trial site did not identify any findings that they believed impacted the data reliability or integrity, nor did they find any evidence of additional misconduct or fraud. On March 3, 2025, we announced that the FDA concluded that the inspection of the single site in the trial was closed under 21 C.F.R.20.64(d)(3) and released the Establishment Inspection Report, designating “Voluntary Action Indicated” for the site. Based on these steps to date, we believe that there have been no further instances of misconduct or fraud or other findings that adversely impact the data integrity or reliability of the eligibility, safety, and efficacy data obtained at the clinical trial site in question.

Based on subsequent meetings with and feedback from the FDA, we plan to generate additional Phase 3 efficacy and safety data, in relevant care-facility settings and across severity of dementia, in our TRANQUILITY In-Care trial.  On September 5, 2024, we submitted to the FDA the proposed protocol for the trial, a double-blind, placebo-controlled study to evaluate the efficacy and safety of a 60 mcg dose of BXCL501 for acute treatment of AAD in the care setting. On November 12, 2024, we announced that we had received FDA feedback on the proposed protocol. The Company is advancing plans for initiation of the trial upon funding. At a future meeting with the FDA, we plan to further discuss our trial design and the details of the requirement for long-term safety data.

Pediatric Study

In June 2021, we initiated a clinical trial designed to evaluate the safety and efficacy of BXCL501 in the acute treatment of agitation associated with schizophrenia or bipolar disorders to fulfill pediatric study requirements agreed to with the FDA in connection with the approval of IGALMI®. The trial protocol has been reviewed and agreed to by the FDA, to fulfill the commitment to study BXCL501 in pediatric patients ages 13 to 17 with schizophrenia and ages 10 to

17 with bipolar disorders. Enrollment of patients with schizophrenia, schizoaffective disorder, bipolar I, and bipolar II disorder is ongoing in this multi-site, double-blind, placebo-controlled parallel group trial. Approximately 63% of the 150 total subjects have been enrolled in the U.S. and 95 of such subjects have completed the clinical trial. Similar to our registration trials in schizophrenia and bipolar disorder (SERENITY I and II), the primary endpoint is the change from baseline PEC total score at two hours.

In October 2024, we submitted a request to the FDA for a deferral extension to complete enrollment requirements for pediatric patients with schizophrenia or schizoaffective disorder. The FDA granted a 3-year extension to complete the study.

IGALMI® Post-Marketing Requirement Study

On June 25, 2024, we announced topline results from our post-marketing requirement study evaluating whether tolerance, tachyphylaxis, or withdrawal occur following repeat dosing of IGALMI®. During the single-arm, open-label study, 28 inpatient adults with frequent episodes of agitation associated with bipolar disorders or schizophrenia self-administered 180 mcg dose of IGALMI® as needed over seven days. A total of 83 episodes were treated. There was no evidence of tachyphylaxis, tolerance, or withdrawal, and IGALMI® was generally well tolerated.

Additional Neuroscience Opportunities

BXCL501 Pipeline Opportunities for Franchise Expansion

Based on its potential mechanism of action, we believe BXCL501 has the potential for broad applicability across several indications where agitation is a symptom of a condition or underlying disease.

Government-Supported Investigator-Sponsored Trials (“ISTs”)

Our research partners have been awarded grants for the development of BXCL501 in alcohol use disorder (“AUD”) with comorbid post-traumatic stress disorder (“PTSD”), opioid use disorder (“OUD”), and acute stress disorder (“ASD”). The Company is providing regulatory and operational support and supplying investigational product for these development opportunities, which are being funded through Cooperative Agreements with the U.S. Department of Defense Congressionally Directed Medical Research Program and National Institute on Drug Abuse (“NIDA”). Clinical and regulatory responsibilities are led by clinical researchers and regulatory staff at the Veterans Affairs Connecticut Healthcare System, Yale University Medical School, RTI International, Columbia University New York State Psychiatric Institute, and University of North Carolina at Chapel Hill.

Opioid Use Disorder (“OUD”)

As the Company previously announced, NIDA awarded a grant to Columbia University to fund clinical testing of BXCL501 as a potential treatment for opioid withdrawal symptoms in patients diagnosed with OUD. The original 160-patient, three-site, four-arm study is a randomized, double-blind, double-dummy inpatient study comparing BXCL501 (180 mcg and 240 mcg BID), lofexidine (as a positive control), and placebo. The study’s goal is to evaluate the safety and efficacy of BXCL501 relative to lofexidine and placebo in subjects with OUD.  A majority of OUD patients participating in the study are anticipated to be exposed to fentanyl adulterated or associated with xylazine. To date, all three initial sites have recruited, enrolled, and dosed patients diagnosed with OUD who are physically dependent on opioids, including prescription opioids. The Company is supplying BXCL501 for the study, which is sponsored by Columbia University. We expect that the results from current study will be used to select a recommended dose of BXCL501 to compare to placebo in a later outpatient Phase 3 study sponsored by NIDA.

Alcohol Use Disorder (“AUD”) with Comorbid Post-traumatic Stress Disorder (“PTSD”)

In December 2020, the Veterans Affairs Connecticut Healthcare System and Yale University Medical School were awarded a grant by the U.S. Department of Defense’s Congressionally Directed Medical Research Program with the overall objective to evaluate BXCL501 in patients who suffer from AUD with comorbid PTSD. The Company provided BXCL501 for the inpatient Alcohol Interaction Study, which has been completed. We understand Yale is currently seeking approval from its Institutional Review Board (“IRB”) and allowance from the FDA to proceed with a trial evaluating the effects of up to 80 mcg BID of BXCL501 per day for 28 days on alcohol consumption, PTSD symptoms, cognitive function, memory, sleep, and mood in patients diagnosed with mild, moderate, or severe AUD and who meet Criterion A for comorbid PTSD. The outpatient study has received funding approval from the Pharmacotherapies for Alcohol and Substance Use Disorders Alliance (funded through a Cooperative Agreement between the U.S. Department of Defense Congressionally Directed Medical Research Program and RTI International). Patient screening and enrollment is expected to begin in 2025. We believe study results may be used to inform a Phase 3 study intended to commence with support by the alliance.

Acute Stress Disorder (“ASD”)

On October 15, 2024, we announced a U.S. Department of Defense grant to the University of North Carolina at Chapel Hill (“UNC”) to fund a study of BXCL501 for treating ASD. The award provides $2,800 to the UNC Institute for Trauma Recovery from September 15, 2024 through September 14, 2026 to evaluate the potential efficacy of BXCL501 to reduce ASD symptom severity and/or posttraumatic neuropsychiatric symptoms. The double-blind, placebo-controlled trial is expected to enroll 100 patients experiencing ASD resulting from motor vehicle collisions in 2025, with BXCL501 supplied by the Company.

BXCL502

We identified a second neuropsychiatric drug candidate, BXCL502 − Latrepirdine (Dimebon) − through our AI-based platform. We had planned to evaluate BXCL502 initially as a monotherapy and possibly in combination with BXCL501 for the chronic treatment of agitation in patients with dementia and acute stress disorder. The active pharmaceutical ingredient (“API”) underlying BXCL502 affects serotonergic signaling in the brain. Our preclinical data suggests BXCL502 has the potential to treat stress-related neuropsychiatric symptoms in dementia and other stress-related disorders. In previously published third-party clinical trial data, daily administration of the API of BXCL502 demonstrated improvement in behaviors using a well-established, clinically validated symptom scale. Formulation and further clinical development planning for BXCL502 was paused as part of the Reprioritization.

Additional Product Candidates Identified Leveraging our AI Platform

Our AI platform is comprised of a series of customized and specific AI applications aimed at identifying, predicting efficacy and testing of late-stage assets with known mechanisms of action and associated pharmacology and safety data. We target neuropsychiatric and neurological rare disorders, where the compounds are either disease-modifying or symptom-mitigating. Compounds are tested in relevant models of disease and rank-ordered based on the potential to enter the clinic and ease of development. Disease areas of interest are stress-related such as agitation, or neuropsychiatric symptoms associated with dementia and responsible for increased levels of healthcare burden. For example, our pipeline concepts BXCL503 and BXCL504 putatively have the potential to address apathy and aggression in dementia, respectively. Further development of these concepts is currently paused.

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

We have multiple patent families filed to protect our neuroscience program, including BXCL501. As of May 1, 2025, our neuroscience patent portfolio included five Patent Cooperation Treaty (“PCT”) applications not yet in national phase, 14 U.S. utility applications, 16 issued U.S. utility patents, 62 pending non-U.S. utility applications, 26 allowed or granted non-U.S. patents (including four in Japan), one pending U.S. design patent application, and two registered design patents in Japan. Thirteen U.S. utility patents, directed to our proprietary sublingual film formulation of dexmedetomidine and methods of treating agitation, are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the “Orange Book”) for IGALMI® with expiration dates between 2037 and 2043. In the formulation family, we have granted or allowed patents in China, Europe, Eurasia, Japan, Mexico, and the U.S., and pending applications in the U.S., China, and other major markets. We expect that patents issued in this family will expire no earlier than 2039. We have also filed applications in additional patent families that are relevant to BXCL501. We have one granted European patent and applications pending in the U.S. and Japan directed to methods of treating insomnia using sublingual dexmedetomidine. We expect that patents issued from these applications will expire no earlier than 2035. We also have granted patents and pending applications filed in major markets, including the U.S., Europe, Japan, and China, directed to methods of treating agitation. We expect that patents issued from these applications will expire between 2039 and 2043. We also have four PCT applications directed to treating mania, depression, stress, and agitation. If patents are issued from those cases, we expect them to expire in 2043 or 2044.

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

The patent positions of companies such as ours are generally uncertain and involve complex legal and factual questions. No consistent policy regarding the scope of claims allowable in patents in the field of method of use patents or reformulation patents has emerged in the U.S. patent laws and their interpretation outside of the U.S. are also uncertain. Changes in either the patent laws or their interpretation in the U.S. and other countries may diminish our ability to protect our technology or product candidates and enforce the patent rights that we license and also could affect the value of such intellectual property. In particular, our ability to stop third parties from making, using, selling, offering to sell, or importing products that infringe our intellectual property will depend in part on our success in obtaining and enforcing patent claims that cover our technology, inventions, and improvements. With respect to both licensed and company owned intellectual property, we cannot guarantee that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications we may file in the future, nor can we be sure that any patents that may be granted to us in the future will be commercially useful in protecting our products, the methods of use, or the manufacture of those products. In addition, if a pending patent application is granted, it is possible that only a subset of the claims that are currently contained in the pending patent application will be issued. Further, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Patent and other intellectual property rights in the pharmaceutical and biotechnology space are evolving and involve many risks and uncertainties. For example, third parties may have blocking patents that could be used to prevent us from commercializing our product candidates and practicing our proprietary technology, and the issued patents that we in-license and those that may issue in the future may be challenged, invalidated, or circumvented, which could limit our ability to stop competitors from marketing related products or could limit the term of patent protection that otherwise may exist for our product candidates. In addition, the scope of the rights granted under any issued patents may not provide us with protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies outside the scope of the rights granted under any issued patents that we own or exclusively in license. For these reasons, we may face competition with respect to our product candidates. Moreover, because of the extensive time required for development, testing, and regulatory review of a potential product, it is possible that, before any particular product candidate can be commercialized, any patent protection for such product may expire or remain in force for only a short period following commercialization, thereby reducing the commercial advantage the patent provides. For additional information regarding intellectual property regulations and risks, see below under “Immuno-Oncology Intellectual Property” and Part II, Item 1A, “Risk Factors - Risks Related to Our Intellectual Property” elsewhere in this Quarterly Report on Form 10-Q.

Immuno-Oncology

On April 19, 2022, we announced the formation of a wholly owned subsidiary, OnkosXcel Therapeutics (“OnkosXcel”) to develop potentially transformative medicines in oncology. OnkosXcel uses proprietary AI capabilities to drive the capital-efficient development of innovative anti-cancer therapeutics. The Company is continuing to evaluate strategic options for OnkosXcel and further work on the immuno-oncology programs described below has been paused, except as noted.

Our approach to drug discovery leverages the application and methodology of our proprietary AI-based research and development platform, utilized in the successful development of IGALMI® with the aim of efficiently identifying and developing immuno-oncology product candidates. We believe that BXCL701 reflects the potential of this discovery approach in immuno-oncology. BXCL701 is an investigational, oral innate immune activator which demonstrated a 25% composite response rate in a Phase 2a clinical trial to treat patients with small cell neuroendocrine carcinoma (“SCNC”) phenotype metastatic castration-resistant prostate cancer (“mCRPC”). On February 12, 2024, the Company announced that the FDA designated as a Fast Track development program the investigation of BXCL701 in combination with a checkpoint inhibitor for the treatment of patients with metastatic SCNC with progression on chemotherapy and no evidence of microsatellite instability. We have finalized a potential registrational trial design in mCRPC patients with SCNC phenotype. However due to our Clinical Prioritization, further planning on the trial has been paused.

mCRPC is often characterized as a “cold” tumor, which is a tumor with an immunosuppressive tumor microenvironment (“TME”) and poor immune cell infiltration. Currently approved checkpoint inhibitors (“CPIs”) that target programmed cell death 1 (“PD-1”) or cytotoxic T-lymphocyte-associated protein 4 (“CTLA-4") have failed to demonstrate meaningful single-agent activity against such difficult-to-treat tumor types, including mCRPC. BXCL701 is designed to promote an immune-induced inflammatory response in the TME primarily via inhibition of dipeptidyl peptidases (“DPP”) 8 and 9, which we believe can provide enhanced CPI therapeutic utility. We believe BXCL701 can potentially provide significant benefits for the approximately 20% of the estimated 299,010 men diagnosed with prostate cancer in the U.S. in 2024 and who we are expected to progress to the more aggressive mCRPC form of the disease, including approximately 20%, or 11,960, of those patients expected to develop the SCNC phenotype, for which there are currently limited treatment options. Immune checkpoints represent a myriad of inhibitory pathways that act to regulate the duration and intensity of an antigen-induced immune response and factor prominently in mediating immune tolerance. They function as critical gatekeepers that prevent the indiscriminate attack of normal host cells by components of the immune system. Certain cancers co-opt these pathways and overexpress immune checkpoint molecules to camouflage themselves to avoid detection and destruction. CPIs, designed to harness the intrinsic power resident in the immune system, work by disabling the suppressive function of immune checkpoints, allowing the immune system to bypass such cancers’ shield of immune tolerance. CPIs are expected to generate sales of more than $50 billion worldwide by 2025, up from sales of approximately $29 billion in 2020. While CPIs have proven to be a significant advancement in cancer therapy, those currently approved by the FDA do not produce meaningful results in a majority of patients, as the clinical benefit is generally viewed to be limited to between 13% and 30% of cancer patients, and the duration of response is relatively short.

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

Our Immuno-Oncology Programs and Investigator-Sponsored Trials

Below is a summary of the status of our immuno-oncology clinical development programs as of the date of this Quarterly Report on Form 10-Q. We believe our product candidates, if successfully developed and approved, have the potential to become compelling treatment options for their respective indications. However, further work on our immuno-oncology programs has been paused, other than as noted below.

Immuno-Oncology Clinical Trials

Leveraging the insights enabled by the application and methodology of our proprietary AI-based platform which was used to identify novel therapeutic uses for our approved therapeutics and product candidates in clinical evaluation, and our industry expertise, we are pursuing two proprietary discovery programs to advance our goal of developing anti-cancer therapeutics. The first program, which encompasses BXCL701 across a range of indications, is based on the application of innate immune modulation technology. This program has been constructed to embrace key distinguishing characteristics of the innate immune system and we believe it is supported by our development efforts. This approach has driven the development of BXCL701, as a potential treatment for mCRPC with either SCNC or adenocarcinoma phenotype. Fundamental to the innate immune modulation program is BXCL701’s potential to:

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

We received initial comments from the FDA on our proposed clinical development plan and received positive feedback regarding dose-optimization around the recommended Phase 2 dose (“RP2D”) for use in future studies. However, the start of any such additional trial is paused following the Company’s Reprioritization

The Phase 2a portion of the trial was segregated into two 28-patient trial cohorts, one cohort consisting of mCRPC patients with SCNC phenotype and a second cohort consisting of mCRPC patients with adenocarcinoma phenotype. Initially, we focused on mCRPC with SCNC phenotype as the primary patient population for BXCL701, since DPP9 is amplified in approximately 17% of treatment-emergent mCRPC with SCNC phenotype, compared to 5% or less in the broader prostate cancer population. However, we also observed responses in mCRPC patients with adenocarcinoma phenotype who were microsatellite stable in the Phase 1b portion of the trial. On this basis, we widened our Phase 2a trial to include relapsed mCRPC patients with either SCNC or adenocarcinoma phenotype. Both cohorts employed a Simon two-stage trial design of 15 trial participants followed by 13 additional patients. The primary endpoint of the Phase 2a portion of this trial was a composite response rate, determined as either a RECIST 1.1 response (defined as a reduction in RECIST score of 30% or more), and/or a reduction in prostate specific antigen (“PSA”) level of 50% or more, and/or a conversion in circulating tumor cells (“CTCs”) from 5 or more CTCs/7.5 milliliter (“ml”) to less than 5 CTCs/7.5 ml. Secondary endpoints included duration of response, progression-free survival, overall survival, changes in circulating cytokines, and certain disease-specific biomarkers.

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

The most frequently observed TEAEs (≥15% of patients) that appear to be related to talabostat included Fatigue, Hypotension, Dizziness, Nausea, and Pruritus. The events have generally been manageable and reversible. When combined with the immune checkpoint inhibitor pembrolizumab, the most frequently reported talabostat-related TEAEs (≥15% of patients) have been Fatigue, Hypotension, Pruritus, Dizziness, Nausea and Diarrhoea.

The Phase 2a trial has also been completed for the adenocarcinoma cohort. The CRR was 18.2% (n = 6). In 29 patients with disease evaluable for response, the confirmed ORR per RECIST 1.1 per investigator assessment was 13.8% (n = 4). Decreases in tumor size ranged from -67% to -90%. Two patients had an unconfirmed RECIST 1.1 response, 5 patients had a PSA50 response, and 2 patients had a CTC response.

The median OS of evaluable patients was 12.1 months (95% CI 5.5 – 16.4) and the 12-month survival rate was 53.4%. Median rPFS was 1.9 months and the 6-month rPFS rate was 16.8%.

The most frequently observed TEAEs >15% of patients that appear to be related to talabostat included Fatigue, Nausea, Hypotension, Platelet count decreased, Vomiting, Dizziness, White blood cell count decreased and decreased appetite. The events have generally been manageable and reversible. When combined with the immune checkpoint inhibitor pembrolizumab, the most frequently reported talabostat-related AEs have been Fatigue, Nausea, Vomiting, Hypotension, Platelet count decreased, Pruritus, Dizziness, White blood cell count decreased, Diarrhoea and Decreased appetite.

BXCL701 as a Potential Treatment for Small Cell Lung Cancer (“SCLC”)

We are encouraged by the therapeutic potential of BXCL701 for SCLC given the activity it has demonstrated in the SCNC clinical trial. We have prepared a robust synopsis for a Phase 1b/2 trial design to be a dose-escalation safety lead-in to establish a RP2D in combination with atezolizumab, a CPI approved for SCLC. However, the start of any such trial has been paused.

BXCL701 as a Potential Treatment for Other Cancers

In addition to its potential use in combination with CPIs to treat mCRPC, an immunologically cold tumor, we are developing BXCL701 as a therapeutic for pancreatic cancer, and other solid tumors with greater, or “non-cold,” immunological activity that are nonetheless regarded as difficult-to-treat, and hematological malignancies. We believe the synergistic potential of BXCL701 and CPIs, when administered in combination, could increase cancer cell susceptibility to an enhanced immune response, potentially increasing the clinical benefit of CPIs, whose single-agent efficacy in treating these tumor types is generally viewed to be limited to between 13% and 30% of cancer patients and the duration of response to treatment is often short. As such, we envision the potential therapeutic benefit of BXCL701 increasing the sensitivity of cold tumors to CPI therapy, enabling the potential treatment of a range of cancers including pancreatic cancer, breast cancer, colorectal cancer, and ovarian cancer, as well as enhancing the depth of response to CPIs in other cancers. Based on the preclinical observation that BXCL701 showed direct cytotoxic activity against certain leukemic cells, an investigator sponsored trial is being pursued at the Dana Farber Cancer Institute.

Pancreatic Cancer

The American Cancer Society estimated that in 2024, approximately 66,000 cases of pancreatic cancer were expected to be diagnosed in the U.S. We are supporting a Phase 2 investigator-sponsored trial (“IST”) sponsored by Georgetown Lombardi Comprehensive Cancer Center (“Georgetown Lombardi”), designed to evaluate the use of BXCL701 along with pembrolizumab to treat pancreatic cancer. Few therapeutic options are available for patients with this disease, which has a five-year survival rate of less than 10%, among the lowest of all cancers. Pancreatic cancer has among the highest levels of overexpression and amplification of DPPs. Preclinical models demonstrated synergy between DPP inhibition with BXCL701 and anti-PD-1 antibody in the pancreatic cancer tumor microenvironment. Based on these preclinical observations, Georgetown Lombardi has initiated a Phase 2 IST to assess the safety of BXCL701 when administered in combination with pembrolizumab (safety lead-in), as well as to estimate the 18-week progression-free survival rate (primary objective of the efficacy phase) in previously treated metastatic pancreatic ductal adenocarcinoma. This trial started in the third quarter of 2023. On February 6, 2024, we announced the completion of patient enrollment in the safety lead-in portion of the trial. As part of the trial’s safety lead-in, the first six patients have been enrolled and will be observed for a six-week safety window period. The trial is then expected to enroll approximately 39 patients in its efficacy phase in a Simon 2-stage single-arm, open-label design (19 patients in stage 1 and 20 patients in stage 2). Patients will be monitored radiographically and by tumor markers for response assessment. Tumor biopsies and blood samples will also be collected over the course of treatment to better understand the potential mechanism of action for the combination. The human proof of concept portion of the trial started in the first half of 2024. On April 24, 2024, we announced that an abstract entitled “Phase II trial of BXCL701 and pembrolizumab in patients with metastatic pancreatic ductal adenocarcinoma (EXPEL-PANC): Preliminary findings,” was selected for presentation at the poster session at the 2024 American Society of Clinical Oncology (ASCO) Annual Meeting. Investigators reported that, as of the applicable cutoff date, one patient was progression-free at 18 weeks, three patients showed substantial reductions in serum CA19-9, a tumor marker that may correlate with increased T-cell infiltration, and one patient showed a best response of partial responses, out of six patients that had been treated with the combination.

Relapsed or Refractory AML

The American Cancer Society estimated that in 2024, approximately 21,000 new cases of AML were expected to be diagnosed in the U.S. We are supporting a Phase 1b IST sponsored by the Dana-Farber Cancer Institute (“Dana-Farber”) designed to evaluate the use of BXCL701, along with the current standard of care to treat relapsed or refractory AML. We believe that pyroptosis triggered by BXCL701 may provide potent single agent cytotoxicity directed towards AML. We also believe that DPP9 copy number may provide an actionable biomarker, as high copy number has been observed to correlate with BXCL701 toxicity in human AML cell lines. DPP8/9 inhibition has been shown to be cytotoxic to THP-1 cells, monocytic cancer cells cultured from a patient with AML, but not other cell lines, suggesting a specific vulnerability of AML to these inhibitors which we believe can be exploited for therapeutic benefit. Based on these preclinical observations, Dana-Farber has initiated a Phase 1b trial to assess the safety of BXCL701 and to determine the maximum tolerated dose or the RP2D of BXCL701 as a single agent in AML. This trial started in the first quarter of 2023. Subject to successful completion of this Phase 1b trial, we anticipate that Dana-Farber will conduct further studies to determine BXCL701's objective response rate in AML in combination with the standard of care.

Other Potential Anti-cancer Programs

We believe BXCL701 may have potential application in breast cancer, as its use in combination with monoclonal antibody therapy generated encouraging in vivo data in a preclinical disease model where enhanced antibody-dependent cellular cytotoxicity was observed.

The FDA has granted BXCL701 orphan drug designation for the treatment of AML, stage IIb to IV melanoma, pancreatic cancer, and soft tissue sarcoma. As we consider BXCL701’s mechanistic potential to be combined with other CPIs for additional indications that represent unmet medical needs we may be able to apply for additional orphan drug designations for BXCL701 plus CPI combinations. However, all BXCL701 ongoing development activity has been paused.

Biomarker Development Initiatives Intended to Complement BXCL701 Administration

We also engaged in the identification and development of predictive biomarkers that we believe could be used in conjunction with BXCL701 to predict the likelihood of patient response to therapy across the range of targeted indications. Based on preliminary data from AML patients, we believe DPP9 copy number could correlate to BXCL701 response rate, with a greater likelihood of BXCL701 cytotoxicity in patients with increased DPP9 copy number. We presented data from the Phase 2a trial in SCNC patients at the Society for Immunotherapy of Cancer’s 38th Annual Meeting (SITC 2023). The data indicated DPP9 overexpression is a potential response-predictive biomarker of BXCL701 and pembrolizumab combination treatment in mCRPC patients with SCNC phenotype.

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

As of May 1, 2025, we have multiple patent families filed to protect our immuno-oncology program, including our core patent family directed to methods of using BXCL701 with immune checkpoint inhibitors, which is granted in the U.S., Japan, Australia, Canada, Russia, China, India, Taiwan, South Africa, Mexico, New Zealand, Europe, and United Arab Emirates.  Additional applications in this family are pending in major markets. Patents issued from this family are expected to expire no earlier than 2036. We have an additional patent issued in the U.S. directed to a method of selecting patients based on a biomarker and methods of treating certain cancers, with an expected expiration date no earlier than 2039. A corresponding European Patent case directed to selecting patients is issued and is expected to expire no earlier than 2038.

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

We expect to file additional patent applications in support of current and new immuno-oncology clinical candidates as well as new platform and core technologies. For additional information regarding intellectual property regulations and risks, see above under “Neuroscience Intellectual Property” and Part II, Item 1A, “Risk Factors - Risks Related to Our Intellectual Property” elsewhere in this Quarterly Report on Form 10-Q.

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

Our research and development costs by program for the three months ended March 31, 2025 and 2024 were as follows:

	Three months ended
	March 31,
	2025	2024
Direct external costs
BXCL501	$2,918	$4,709
BXCL701	(48)	995
Other research and development programs	118	183
Total direct external costs	$2,988	$5,887
Internal personnel costs	1,168	4,911
Sub-total direct costs	$4,156	$10,798
Indirect costs and overhead	398	603
Total research and development expenses	$4,554	$11,401

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

As part of this strategy, the Company’s Board of Directors approved a reduction of approximately 60% of the Company’s workforce. The Company notified impacted employees on August 14, 2023. The Reprioritization was substantially complete as of December 31, 2023, and the remaining restructuring costs were paid during the first quarter of 2024.

2024 Clinical Prioritization

On May 8, 2024 the Company took actions as part of its continued efforts to preserve cash and prioritize investment in its core clinical programs. The Company reduced its workforce by approximately 15% and notified impacted employees on May 8, 2024. All related restructuring costs were paid in the second quarter of 2024.

On September 17, 2024, the Company reduced its workforce by an additional 28% to extend its cash runway and prioritize clinical development of BXCL501. The Company completed the Clinical Prioritization in October 2024, and paid $475 of the related costs during the first quarter of 2025, and expects to pay the remaining $128 in the second quarter of 2025, which is included in Accrued Expenses on the Condensed Consolidated Balance at March 31, 2025.

Management believes that, after giving effect to the Reprioritization and additional restructuring activities completed, the Company’s cash and cash equivalents of $31,013 as of March 31, 2025 will allow the Company to fund its operations and meet its liquidity requirements into the third quarter of 2025.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

Product Revenue, Net

Commercial sales of IGALMI® launched in July 2022. As part of the Company’s Reprioritization, the IGALMI® commercial team shifted focus to a hospital/contracting strategy with a CAD team. The goal of the realigned CAD team is to work with large IDNs and drive sales utilizing a top-down approach, allowing the Company to continue to make inroads into the institutional market in a more cost-efficient manner. IGALMI® product revenue, net was $168 and $582 in the three months ended March 31, 2025 and 2024, respectively. The decrease in sales was primarily due to a reduction in bulk sales to existing customers coupled with a reduction in commercial activities due to the Clinical Prioritization in May 2024 and September 2024.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2025 and 2024, were $14 and $80, respectively. Cost of goods sold is related to the costs to produce, package and deliver IGALMI® to customers, as well as costs related to excess or obsolete inventory. We entered into a commercial supply agreement with ARx, LLC (“ARx”) pursuant to which ARx has agreed to exclusively manufacture and supply us with all of our worldwide demand of film formulation of Dex to be used for the commercial supply of IGALMI® and for ongoing clinical trials of our product candidate BXCL501, subject to certain alternative supply provisions. The decrease in Cost of goods sold for the three months ended March 31, 2025 is primarily the result of a $45 decrease in inventory write-downs, compared to the prior year.

Research and Development Expense

Research and development expenses for the three months ended March 31, 2025 and 2024 were as follows:

	Three months ended
	March 31,
	2025	2024	Change	% Change

Personnel and related costs	$1,682	$3,630	$(1,948)	(54)%
Non-cash stock-based compensation	(514)	1,281	(1,795)	(140)%
Professional fees	779	1,307	(528)	(40)%
Clinical trials expense	2,018	4,068	(2,050)	(50)%
Chemical, manufacturing and controls cost	175	549	(374)	(68)%
Other expenses	414	566	(152)	(27)%
Total research and development expenses	$4,554	$11,401	$(6,847)	(60)%

The overall decrease of $6,847 for the three months ended March 31, 2025 relative to the same period in 2024 was primarily attributable to:

●	Decreased clinical trials expense as a result of reduced costs associated with the wind down of TRANQUILITY II and III study of BXCL501 for the potential treatment of agitation in patients with Alzheimer’s disease.
●	Decreased professional fees due to lower pharmacology costs, research and discovery costs, toxicology, and consulting costs.
●	Decreased personnel and related costs as a result of our Clinical Prioritization in May 2024 and September 2024.
●	Decreased non-cash stock compensation costs as a result of lower headcount coupled with reversals in accelerated stock compensation expense for employees terminated in the first quarter of 2025.

●	Decreased chemistry, manufacturing and controls (“CMC”) costs related to decreased clinical trial activities.

Following IGALMI®’s approval by the FDA, we capitalize costs related to commercial production of IGALMI® as inventory and expense those CMC costs related to clinical trials.

Selling, General and Administrative Expense

Selling, general and administrative expenses for the three months ended March 31, 2025 and 2024 were as follows:

	Three months ended
	March 31,
	2025	2024	Change	% Change

Personnel and related costs	$1,072	$3,186	$(2,114)	(66)%
Non-cash stock-based compensation	694	2,152	(1,458)	(68)%
Professional fees	2,872	5,311	(2,439)	(46)%
Commercial and marketing	169	1,347	(1,178)	(87)%
Insurance	383	396	(13)	(3)%
Other expenses	509	872	(363)	(42)%
Total selling, general and administrative expenses	$5,699	$13,264	$(7,565)	(57)%

The overall decrease of $7,565 for the three months ended March 31, 2025, relative to the same period in 2024 was primarily attributable to:

●	Decreased personnel and related costs as a result of the Clinical Prioritization in May 2024 and September 2024.
●	Decreased professional fees, primarily related to lower legal costs in 2025 compared to 2024 and reductions in consulting and recruiting for the three months ended March 31, 2025.
●	Decreased commercial and marketing expense.
●	Decreased non-cash stock based compensation costs as a result of lower headcount.
●	Decreased other expenses, primarily travel expenses, as a result of lower headcount.

Other Expense (Income)

Interest expense increased to $3,993 for the three months ended March 31, 2025 from $3,607 in the same period in 2024 primarily due to higher debt balances and interest rates under the Credit Agreement. The expense was partially offset by lower interest income earned on lower levels of cash and cash equivalents that were held primarily in short-term money market funds. Interest income decreased to $279 for the three months ended March 31, 2025 compared to $947 for three months ended March 31, 2024, due to lower average cash balances during the year. Other (income) expense, net is primarily associated with changes in fair value of derivative financial instruments for the period, which relate to instruments associated with the Credit Agreement and the Company’s registered direct equity offerings.

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

Liquidity and Capital Resources

As of March 31, 2025, we had cash and cash equivalents of $31,013, working capital of $12,231 and stockholders’ deficit of $90,172. Net cash used in operating activities was $12,043 and $17,706 for the three months ended March 31, 2025 and 2024, respectively. We incurred losses of approximately $7,254 and $26,791 for the three months ended March 31, 2025 and 2024, respectively. We will need to generate significant product revenues to achieve profitability. Our history of significant losses, negative cash flows from operations, potential near-term increased covenant-driven amortization payments or full repayment obligations under our Credit Agreement, the regulatory event of default triggers under the Credit Agreement, other funding requirement covenants under the Credit Agreement, limited liquidity resources currently on hand, and dependence on our ability to obtain additional financing to fund our operations after the current resources are exhausted, about which there can be no certainty, have resulted in management’s assessment that there is substantial doubt about our ability to continue as a going concern for a period of at least 12 months from the issuance date of the financial statements included in this Quarterly Report on Form 10-Q.

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

As of March 31, 2025, $80,000 remains available for borrowing if the milestones above are met.

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

In connection with the Fifth Amendment and the required capital raises described in the preceding paragraph, the Lenders agreed to modify the Credit Agreement’s minimum liquidity covenant to require minimum cash liquidity of $7,500 (instead of $25,000) from and after the closing of Raise 1 until March 30, 2025. On March 31, 2025, the minimum liquidity amount increased to $10,000 and on September 30, 2025, the minimum liquidity amount will further increase to $15,000.

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

On March 4, 2025, the Company entered into the Sixth Amendment to our Credit Agreement (the “Sixth Amendment”), pursuant to which the Lenders agreed to, among other things, delay the date on which we are required to engage an investment banker (which date has been subsequently extended to July 31, 2025).

As of March 31, 2025, we had aggregate principal indebtedness of $109,391 outstanding under the Credit Agreement.

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

See Note 9, Debt and Credit Facilities included elsewhere in this Quarterly Report on Form 10-Q for additional information relating to the Credit Agreement and RIFA, including applicable interest rates, payment obligations and certain restrictive and financial covenants thereunder. As of March 31, 2025, we were in compliance with all restrictive and financial covenants under the Credit Agreement.

ATM Program

In May 2021, we entered into the Sale Agreement with Jefferies pursuant to which we could offer and sell shares of our common stock, having an aggregate offering price of up to $100,000, from time to time, through an “at the market offering” program under which Jefferies will act as sale agent. On November 1, 2023, we entered into an amendment to the Sale Agreement with Jefferies to increase the size of the “at the market offering” program; pursuant to the Sale Agreement, as amended, we can offer and sell shares of our common stock having an aggregate offering price of up to $150,000 (excluding any shares of common stock already sold in the “at the market offering” program prior to the date of the amendment), from time to time, through an “at the market offering” program under which Jefferies will act as sale agent. We terminated the Sales Agreement with Jefferies on March 26, 2025. There were no sales of the Company’s common stock under the Sale Agreement for the three months ended March 31, 2025. For the three months ended March 31, 2024, we sold 40 shares under the Sale Agreement for gross proceeds of $1,743 and received proceeds of $1,691, net of issuance costs of $52.

Cash Flows

	Three months ended March 31,
	2025	2024
Cash (used in) provided by:
Operating activities	$(12,043)	$(17,706)
Investing activities	$—	$—
Financing activities	$13,202	$26,626

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2025 was $12,043 and was primarily attributable to our net loss of $7,254, a $6,559 increase in the change in the fair value of our derivative liability, a $2,269 decrease in accounts payable, accrued expenses, due to related parties, and other current liabilities, offset by $2,668 in payable in kind interest on our credit agreement, a $608 decrease in prepaid expenses, and $180 in non-cash stock-based compensation.

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

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2025 and 2024 was $0 and $0, respectively.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2025, was $13,202 and was primarily attributable to net proceeds of $12,957 received from the March 2025 registered direct offering.

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

We believe that our existing cash and cash equivalents as of March 31, 2025 will not be sufficient to enable us to fund operating expenses and capital expenditure requirements for at least the next 12 months from the date of the issuance of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, including funding our ongoing research and development and commercialization efforts. In particular, we believe that our cash and cash equivalents of $31,013 as of March 31, 2025 will allow us to fund our operations and meet our liquidity requirements into the third quarter of 2025, assuming we are able to comply with the covenants under our Credit Agreement. We expect that we will need to obtain substantial additional funding to fund our ongoing operations. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interests of our existing stockholders may be materially diluted, and the terms of these securities could include liquidation or other preferences that could adversely affect the rights of our existing stockholders. In addition, debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends, which could adversely impact our ability to conduct our business. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. If we are unable to raise capital when needed or on attractive terms, we could be forced to significantly delay, scale back or discontinue the development or commercialization of our product candidates, seek collaborators at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available, and relinquish or license, potentially on unfavorable terms, our rights to our product candidates that we otherwise would seek to develop or commercialize ourselves. To date, we have continued research and development activities while managing our cash position. However, we can provide no assurance that will be successful in obtaining additional necessary resources and, if we are unable to fund our operations, including our clinical trials, we may need to focus on advancing fewer of our product candidates or otherwise consider strategic alternatives.

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

BTI leases office space for its corporate headquarters at 555 Long Wharf Drive, New Haven, Connecticut (the “HQ Lease”). The HQ Lease expires in February 2026. The Company has an option to renew the HQ Lease for one additional five-year term. Payments under the HQ Lease are fixed. The Company has approximately $359 of payments remaining under the HQ Lease. For additional details, see Note 13, Leases in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information relating to the Company’s leases.

In addition, we are obligated to make quarterly interest payments under our Credit Agreement. For additional details, see Note 9, Debt and Credit Facilities in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information relating to the Company’s debt payment obligations.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. We have reviewed and determined that those critical accounting policies and estimates remain our critical accounting policies and estimates as of and for the three months ended March 31, 2025. No material changes were made to our existing critical accounting policies and estimates during the period presented. Refer to Note 3, Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements elsewhere in this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

You should carefully consider the risks described below, as well as general economic and business risks and the other information in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The occurrence of any of the events or circumstances described below or other adverse events could have a material adverse effect on our business, results of operations and financial condition and could cause the trading price of our common stock to decline. Additional risks or uncertainties not presently known to us or that we currently deem immaterial may also harm our business.

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

Since our inception, we have incurred significant operating losses. Our net loss was $7.3 million and $26.8 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had a stockholders’ deficit of approximately $90.2 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We have only one product candidate approved for marketing in the U.S., none in any other jurisdiction, and may never receive approval beyond the one product approved to date. It could be several years, if ever, before we have a commercialized product that generates significant revenues through sales of IGALMI® or our product candidates, if approved. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses may increase in the long term as we:

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

As anticipated, on March 20, 2025, the Company received another letter from the Staff stating that, as a result of the Company’s continued non-compliance with the MVLS Requirement, its securities would be delisted from Nasdaq unless the Company appeals the Staff’s delisting determination by requesting a hearing before the Nasdaq Panel. The Company made timely request for a hearing before the Panel to appeal the Staff’s determination. The Company had a hearing with the Nasdaq Hearing Panel on May 1, 2025. At the hearing, we presented our plan for regaining compliance with the MVLS Requirement and requested a further extension so that we may complete the execution of our plan. Although we believe our plan will be sufficient to enable us to regain compliance, no assurance can be provided that Nasdaq will ultimately accept our plan or that we will ultimately regain compliance with the MVLS Requirement. As of the date hereof, we have not received a determination from the hearings panel. Our common stock will remain listed and eligible for trading on Nasdaq pending the ultimate conclusion of the hearing process; however, there can be no assurance that the Company will ultimately regain compliance and remain listed on Nasdaq.

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

Management believes that the Company’s cash and cash equivalents of $31.0 million as of March 31, 2025 will allow the Company to fund its operations and meet its liquidity requirements into the third quarter of 2025. However, there can be no assurance that we will be able to extend our cash runway by meeting the conditions for additional funding under the terms of our Credit Agreement (defined above) or otherwise. In addition, the failure to raise additional financing in accordance with the minimum capital raising requirements of our Credit Agreement would trigger an event of default thereunder. The Fifth Amendment to our Credit Agreement included a new capital raising covenant requiring, among other things, that the Company receive on or prior to the earlier of (x) August 15, 2025 and (y) the date that is 30 days after the final data readout of the SERENITY At-Home Phase 3 trial, an aggregate of at least $29.0 million in net cash proceeds (“Raise 3”) (including net proceeds raised in the interim). The Company has raised net proceeds of $19.1 million to date under these capital raising requirements.

In connection with the Fifth Amendment and the required capital raises described in the preceding paragraph, the Lenders agreed to modify the Credit Agreement’s minimum liquidity covenant to require minimum cash liquidity of $7.5 million (instead of $25.0 million) from and after the closing of Raise 1 until March 30, 2025. On March 31, 2025, the minimum liquidity increased to $10.0 million, and on September 30, 2025, the minimum liquidity amount will further increase to $15.0 million.

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

As of March 31, 2025, we had aggregate principal indebtedness of $109.4 million outstanding under our Credit Agreement and Guaranty (as amended, the “Credit Agreement”) by and among the Company, as the borrower, certain subsidiaries of the Company from time to time party thereto as subsidiary guarantors, the lenders party thereto (the “Lenders”), and Oaktree Fund Administration LLC (“OFA”) as administrative agent.

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

As of March 31, 2025, we had $31.0 million in cash and cash equivalents. Based on our existing cash, cash equivalents and lack of current availability under our funding facilities, we do not believe we have sufficient cash on hand to support current operations and service our debt obligations for at least one year from the date of issuance of the audited consolidated financial statements appearing in this Quarterly Report on Form 10-Q. This condition raises substantial doubt about our ability to continue as a going concern for at least one year from the date that our financial statements for the quarter ended March 31, 2025 are issued. In order to mitigate liquidity issues, we have undertaken the Reprioritization and other restructuring actions, and may, among other things, seek to raise capital through the issuance of common stock, or by restructuring, refinancing, and/or amending the terms of the Credit Agreement (including with respect to regulatory related events of default that do not contain a cure period) or pursue other strategic alternatives. However, such transactions may not be successful and we may not be able to raise additional equity and/or financing necessary to meet our obligations. Moreover, our Credit Agreement contains covenants that we may be unable to comply with and which could result in the acceleration of our debt service obligations, further reducing our capital resources and ability to fund our operations. As such, there can be no assurance that we will be able to continue as a going concern and we may be forced to delay, reduce or discontinue our product development programs or commercialization efforts in order to preserve cash. For additional cost-saving and other strategic initiatives we may be compelled to pursue, see the risk factor entitled, “We will need substantial additional funding, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts or otherwise seek strategic alternatives.”

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

The primary efficacy endpoint in TRANQUILITY II was the change in PEC score, which is a measurement of agitation severity captured by trained raters during an agitation episode. While change in PEC score has been used to support the approval of IGALMI® for the acute treatment of agitation associated with schizophrenia or bipolar I or II disorder in adults, it has not been used as a primary endpoint to support the approval of a drug candidate for the treatment of agitation associated with Alzheimer’s Disease. Prior to initiating our TRANQUILITY II trial, we believe we reached alignment with FDA regarding the use of PEC scores as a primary endpoint to assess individual agitation episodes in dementia patients. In the normal course, we have been in communication with the FDA regarding the data and information needed to further support the consistency of the measurement of PEC ratings, and we believe that we have generated sufficient data to demonstrate such consistency. Following submission of certain data on PEC score from a separate study of raters assessing video vignettes, the FDA expressed certain concerns with respect to the reliability of PEC scores in that study. The FDA has requested that we provide additional information to support the consistency of the measurement of PEC ratings to assess the treatment of agitation associated with Alzheimer’s Disease. While we believe that we have generated sufficient data to demonstrate such consistency, and we plan to submit these data and analyses to the FDA, if the FDA disagrees, it may require that we provide more information to demonstrate reliability in the measurement of PEC scores and/or may require that we generate additional data to support the reliability of PEC score measurements in our TRANQUILITY II trial. There can be no assurances that any information or data we provide to FDA will sufficiently demonstrate the consistency and reliability of the PEC-score data from our TRANQUILITY II trial, or that our PEC-score data will not represent a potential review issue in connection with any application we may submit to FDA.

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

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation (“CTR”), which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate clinical trial application (“CTA”), to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. For clinical trials whose CTA was made under the Clinical Trials Directive before January 31, 2022, the Clinical Trials Directive will continue to apply on a transitional basis for three years. The CTR transition period ended on January 31, 2025, and all clinical trials (and related applications) are now fully subject to the provisions of the CTR.

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

In April 2025, the Trump administration conducted unprecedented layoffs at several U.S. health agencies, including the FDA, the Department of Health and Human Services, the Centers for Disease Control and Prevention and the National Institutes of Health, which is expected to impact the FDA’s ability to review and approve new medicines and conduct necessary inspections. In addition, government funding of the FDA, SEC, and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

To the extent the FDA’s normal operations are disrupted or delayed, for example due to travel restrictions, public health or geopolitical issues, staffing shortages, layoffs or lack of funding, the FDA may not be able to complete the necessary inspections or provide feedback in a timely manner during our clinical development or review period. If any such delays or disruptions were to occur, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

We plan to continue to commercialize IGALMI® sublingual film for the acute treatment of agitation associated with schizophrenia or bipolar I or II disorder, to be self-administered by patients under the supervision of a healthcare provider, which is our only approved product to date. However, in connection with the Reprioritization, we significantly reduced the resources devoted to commercialization of IGALMI ® and it is possible that will have adverse consequences on the revenue that we are able to generate from IGALMI®. Revenues for IGALMI® for the three months ended March 31, 2025 were $0.2 million. If our commercial products do not gain market acceptance, we may not be able to fund future operations, including developing, testing and obtaining regulatory approval for an sNDA for other BXCL501 indications, including in the at-home setting for the acute treatment of agitation (non-daily) associated with dementia due to probable Alzheimer’s disease, or for other product candidates that it may develop. Our results of operations could be materially harmed if we are unable to successfully commercialize IGALMI® for any currently or additionally approved indications or any future product candidates that we may have approved.

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

Third-party payors are increasingly challenging the prices charged for medical products and services. It will be time consuming and expensive for us to go through the process of seeking coverage and reimbursement from Medicare and private payors. IGALMI® and any other products for which we receive regulatory approval may not be considered cost-effective, and coverage and reimbursement may not be available or sufficient to allow us to sell our proposed products on a profitable basis. Further federal, state and foreign government proposals and health care reforms are likely which could limit the prices that can be charged for IGALMI® and the product candidates that we develop and may further limit our commercial opportunities. Our results of operations could be materially adversely affected by proposed health care reforms, by the Inflation Reduction Act and other drug pricing legislation in the U.S., by the possible effect of such current or future legislation on amounts that private insurers will pay and by other health care reforms that may be enacted or adopted in the future.

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

As of March 31, 2025, BioXcel LLC owned approximately 8.8% of the economic interest and voting power of our outstanding common stock and BioXcel LLC is controlled by BioXcel Holdings, Inc. Our Chief Executive Officer and member of our board of directors, Vimal Mehta, Ph.D., is the Chief Executive Officer, President, Treasurer and Secretary and a member of the board of managers of BioXcel LLC and Chief Executive Officer, President, Treasurer and Secretary and the sole member of the board of directors of BioXcel Holdings, Inc. See “The management of and beneficial ownership in BioXcel LLC by our executive officers and our directors may create, or may create the appearance of, conflicts of interest.” below. Even though BioXcel LLC controls less than a majority of the voting power of our outstanding common stock, it may influence the outcome of such corporate actions so long as it owns a significant portion of our common stock.

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

Our Chief Executive Officer and member of our board of directors, Vimal Mehta, Ph.D., is the Chief Executive Officer, President, Treasurer and Secretary and a member of the board of managers of BioXcel LLC and Chief Executive Officer, President, Treasurer and Secretary and the sole member of the board of directors of BioXcel Holdings, Inc. Additionally, as of March 31, 2025, Dr. Mehta, through his beneficial ownership of BioXcel LLC, beneficially owned approximately 8.8% of the Company. The management and ownership of BioXcel LLC by Dr. Mehta may create the appearance of conflicts of interest when Dr. Mehta is faced with decisions that could have different implications for BioXcel LLC than the decisions have for us, including decisions that relate to our Services Agreement and Contribution Agreement, as well as potential agreements relating to future product candidates and AI-related services or collaborations. Any perceived conflicts of interest resulting from investors questioning the independence of our management or the integrity of corporate governance procedures may materially affect our stock price and expose us to litigation risk.

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

Additionally, trade policies and geopolitical disputes and other international conflicts can result in tariffs, sanctions and other measures that restrict international trade, and can materially adversely affect our business, particularly if these measures affect regions where raw materials are sourced. For example, tensions between the United States and China have led to a series of tariffs being imposed by the United States on imports from China, as well as other business restrictions. Countries may also adopt other measures, such as controls on imports or exports of goods, technology or data, that could adversely impact our operations and supply chain. As these tensions continue to rise, more targeted approaches on certain products, industries or companies could significantly impact our development and commercialization efforts. The U.S. government has recently imposed tariffs on certain foreign goods, and some foreign governments have threatened or instituted retaliatory tariffs on certain U.S. goods and have indicated a willingness to impose additional tariffs on U.S. products, which could increase the cost of goods needed to commercialize our products and continue development of our product candidates. Further, such actions by the U.S. could result in other retaliatory actions by those countries which could impact our ability to profitably commercialize our products in those jurisdictions. As a result, our business, operations, and financial condition could be materially harmed.

A severe or prolonged economic downturn, or additional global financial or political crises, could result in a variety of risks to our business, including delayed clinical studies or preclinical studies, delayed approval of our product candidates, delayed ability to obtain patents and other intellectual property protection, weakened demand for our product candidates, if approved, or our ability to raise additional capital when needed on acceptable terms, if at all. The extent of the impact of these conditions on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected timeframe, as well as that of third parties upon whom we rely, will depend on future developments which are uncertain and cannot be predicted. A weak or declining economy also could strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

In March 2024, we issued and sold in a registered direct offering 190,913 shares of our common stock, accompanying warrants to purchase up to 538,728 shares of our common stock and pre-funded warrants to purchase up to 347,814 shares of our common stock. In November 2024, we issued and sold in a registered direct offering 350,000 shares of our common stock, accompanying warrants to purchase up to 912,500 shares of our common stock and pre-funded warrants to purchase up to 562,500 shares of our common stock, (see Note 11, Common Stock Financing Activities in this Annual Report on Form 10-K for additional information). In addition, we issued additional warrants to purchase up to 312,506 shares of common stock in connection with the Fifth Amendment of our Credit Agreement (see Note 9, Debt and Credit Facilities in this Annual Report on Form 10-K for additional information). In March 2025, we issued and sold in a registered direct offering 188,383 shares of common stock, pre-funded warrants to purchase up to 3,811,617 shares of our common stock, accompanying warrants to purchase up to 4 million shares, and option warrants to purchase an additional 4 million shares of common stock (or pre-funded warrants in lieu thereof) and 4 million warrants. The option warrants expired on March 18, 2025 without being exercised. The number of shares of common stock underlying our outstanding warrants is significant in relation to our outstanding common stock (121% as of May 9, 2025), which could have a negative effect on the market price of our common stock and make it more difficult for us to raise funds through future equity offerings. In the event these warrants are exercised, our stockholders will experience additional dilution. To the extent outstanding stock options or warrants are exercised, there would be further dilution to our existing stockholders, which could impact the price of our common stock.

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

We are, and may in the future become, subject to various legal proceedings, claims and investigations that arise in or outside the ordinary course of business. For example, on July 7, 2023, plaintiff Katelyn Martin filed a class action complaint against the Company and certain executives in the United States District Court for the District of Connecticut, captioned Martin v. BioXcel Therapeutics, et al., 3:23-cv-00915 (D. Conn). The case has since been renamed to Hills et al v. BioXcel Therapeutics, Inc. et al. On October 4, 2023, pursuant to the Private Securities Litigation Reform Act, the court appointed two co-Lead Plaintiffs. The co-Lead Plaintiffs filed an amended complaint on December 5, 2023, alleging violations of Sections 10(b) and 20A of the Exchange Act and SEC Rule 10b-5 promulgated thereunder. On July 11, 2024, the Court dismissed the amended complaint without prejudice and, on August 1, 2024, co-Lead Plaintiffs filed a second amended complaint. The second amended complaint alleges that defendants made false or misleading statements regarding the TRANQUILITY II trial and the development of BXCL501 for an expanded indication related to the treatment of certain Alzheimer’s-related agitation. The Company moved to dismiss the second amended complaint on September 6, 2024. On February 24, 2025, while the Company’s motion to dismiss remained pending, Plaintiffs moved for leave to further amend their complaint. The Company filed an opposition to the motion on March 17, 2025 and Plaintiffs filed a reply in support of the motion on April 7, 2025. On April 9, 2025, the parties filed a joint motion requesting that the Court stay the action pending the outcome of a private mediation session scheduled for May 12, 2025. The Court granted the motion, staying the action until May 23, 2025, by which date the parties are required to file either a motion to continue the stay or a motion to lift the stay.

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

On May 7, 2025, Plaintiff Yaakov Portnoy filed a stockholder derivative complaint in the Court of Chancery of the State of Delaware purportedly on behalf of the Company and against Vimal Mehta, Peter Mueller, June Bray, Sandeep “Steve” Laumas, Michael P. Miller, Michal Votruba, Richard I. Steinhart, Robert Risinger, and Krishnan Nandabalan, and the Company as Nominal Defendant under the caption Yaakov Portnoy, derivatively on behalf of BioXcel Therapeutics, Inc. v. Vimal Mehta, et al, 2025-0508-BWD (Del. Ch.).  The complaint alleges similar claims to those raised in In re BioXcel Therapeutics, Inc. Derivative Litigation, 1:24-cv-00041 (D. Del.), including business torts.

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

Item 2. Unregistered Sales of Equity Securities, and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) None.

(c) During the three months ended March 31, 2025, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation, as amended.	10-Q	001-38410	3.1	8/10/2021

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of BioXcel Therapeutics, Inc., as amended, dated June 10, 2024.	8-K	001-38410	3.1	6/11/2024

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of BioXcel Therapeutics, Inc.	8-K	001-38410	3.1	2/6/2025

3.4	Amended and Restated Bylaws.	8-K	001-38410	3.2	3/13/2018

4.1	Form of Amended and Restated Fourth Amendment, Warrant	S-3	333-284224	4.3	1/10/2025

4.2	Form of Accompanying Warrant	8-K	001-38410	4.1	3/4/2025

4.3	Form of Pre-Funded Warrant	8-K	001-38410	4.2	3/4/2025

4.4	Form of Option Warrant	8-K	001-38410	4.3	3/4/2025

10.1	Amendment to Executive Employment Agreement dated January 7, 2025 by and between BioXcel Therapeutics, Inc. and Vimal Mehta.	8-K	001-38410	10.1	1/8/2025

10.2	Amendment to Executive Employment Agreement dated January 7, 2025 by and between BioXcel Therapeutics, Inc. and Richard Steinhart.	8-K	001-38410	10.2	1/8/2025

10.3	Amendment to Executive Employment Agreement dated January 7, 2025 by and between BioXcel Therapeutics, Inc. and Frank Yocca.	8-K	001-38410	10.3	1/8/2025

10.4	Securities Purchase Agreement dated as of March 3, 2025, between BioXcel Therapeutics, Inc. and each purchaser identified therein.	8-K	001-38410	10.1	3/4/2025

10.5	Sixth Amendment to Credit Agreement and Guaranty, dated March 4, 2025, to the Credit Agreement and Guaranty, dated April 19, 2022, by and among the Company, as the borrower, certain subsidiaries of the Company from time to time party thereto as subsidiary guarantors, the lenders party thereto, and Oaktree Fund Administration LLC, as administrative agent (as amended)	10-K	001-38410	10.22.6	3/28/2025

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	Inline XBRL Instance Document					*
- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	*
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BioXcel Therapeutics, Inc.

Dated: May 12, 2025	By:
/s/ Vimal Mehta
Vimal Mehta
Chief Executive Officer
(Principal Executive Officer)

Dated: May 12, 2025	By:
/s/ Richard Steinhart
Richard Steinhart
Chief Financial Officer
(Principal Financial Officer)