Form 10-Q
period 2025-06-30
BioXcel Therapeutics, Inc.
filed 2025-08-12
CIK 1720893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding at August 11, 2025 was 14,556,743.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIOXCEL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share amounts)

	June 30,
	2025	December 31,
	(unaudited)	2024
ASSETS
Current assets
Cash and cash equivalents	$17,435	$29,854
Restricted cash	1,140	—
Accounts receivable, net	17	131
Inventory	506	679
Prepaid expenses	5,150	5,290
Other current assets	995	1,440
Total current assets	25,243	37,394
Property and equipment, net	324	475
Operating lease right-of-use assets	222	382
Other assets	—	87
Total assets	$25,789	$38,338

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
Accounts payable	$16,692	$15,990
Accrued expenses	5,090	5,762
Current portion of long-term debt	11,216	—
Due to related parties	122	107
Other current liabilities	256	374
Total current liabilities	33,376	22,233
Long-term portion of operating lease liabilities	—	65
Derivative liabilities	2,611	6,633
Long-term debt	97,469	102,508
Total liabilities	133,456	131,439

Commitments and contingencies (Note 16)
Stockholders' (deficit) equity
Preferred stock, $0.001 par value, 10,000 shares authorized; no shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value, 200,000 shares authorized as of June 30, 2025 and December 31, 2024; 6,620 and 3,102 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	60	49
Additional paid-in-capital	568,911	557,047
Accumulated deficit	(676,638)	(650,197)
Total stockholders' (deficit) equity	(107,667)	(93,101)
Total liabilities and stockholders' (deficit) equity	$25,789	$38,338

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOXCEL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Revenues
Product revenue, net	$120	$1,104	$288	$1,686

Operating expenses
Cost of goods sold	$107	$62	121	141
Research and development	10,256	8,032	14,810	19,433
Selling, general and administrative	5,609	9,450	11,308	22,715
Restructuring costs	—	856	—	856
Total operating expenses	$15,972	$18,400	26,239	43,145
Loss from operations	$(15,852)	$(17,296)	(25,951)	(41,459)
Other (income) expense
Interest expense	4,222	3,700	8,215	7,307
Interest income	(230)	(671)	(509)	(1,618)
Other (income) expense, net	(657)	(12,026)	(7,216)	(12,058)
Net loss	$(19,187)	$(8,299)	$(26,441)	$(35,090)
Basic and diluted net loss per share attributable to common stockholders	$(2.45)	$(3.30)	$(4.17)	$(15.78)
Weighted average shares outstanding - basic and diluted	7,843	2,516	6,347	2,223

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOXCEL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(amounts in thousands)

(unaudited)

			Additional
	Common stock		paid-in-	Accumulated
	Shares	Amount	capital	deficit	Total
Balance as of December 31, 2023	1,871	$30	$534,060	$(590,598)	$(56,508)
Issuance of common shares, net of offering costs	231	4	3,705	—	3,709
Stock-based compensation	—	—	3,433	—	3,433
Issuance of stock purchase warrants	—	—	224	—	224
Issuance of pre-funded stock purchase warrants	—	—	3,570	—	3,570
Net loss	—	—	—	(26,791)	(26,791)
Balance as of March 31, 2024	2,102	$34	$544,992	$(617,389)	$(72,363)
Issuance of common shares, net of offering costs	419	6	5,306	—	5,312
Stock-based compensation	—	—	1,057	—	1,057
Vesting of restricted stock units, net of employee tax obligations	3	—	(8)	—	(8)
Net loss	—	—	—	(8,299)	(8,299)
Balance as of June 30, 2024	2,524	$40	$551,347	$(625,688)	$(74,301)

			Additional
	Common stock		paid-in-	Accumulated
	Shares	Amount	capital	deficit	Total
Balance as of December 31, 2024	3,102	$49	$557,047	$(650,197)	$(93,101)
Issuance of common shares, net of offering costs	2,358	10	471	—	481
Stock-based compensation	—	—	180	—	180
Issuance of pre-funded stock purchase warrants	—	—	9,523	—	9,523
Vesting of restricted stock units, net of employee tax obligations	8	—	(1)	—	(1)
Net loss	—	—	—	(7,254)	(7,254)
Balance as of March 31, 2025	5,468	$59	$567,220	$(657,451)	$(90,172)
Issuance of common shares, net of offering costs	1,146	1	135	—	136
Stock-based compensation	—	—	1,556	—	1,556
Vesting of restricted stock units, net of employee tax obligations	6	—	—	—	—
Net loss	—	—	—	(19,187)	(19,187)
Balance as of June 30, 2025	6,620	$60	$568,911	$(676,638)	$(107,667)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOXCEL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six months ended June 30,
	2025	2024
OPERATING CASH FLOW ACTIVITIES:
Net loss	$(26,441)	$(35,090)
Reconciliation of net loss to net cash used in operating activities
Depreciation	151	155
Accretion of debt discount and amortization of financing costs	743	139
Change in fair value of derivative liabilities	(7,222)	(12,066)
Stock-based compensation expense	1,736	4,490
Payable-in-kind interest on Credit Agreement	5,433	2,493
Operating lease right-of-use assets	160	150
Changes in operating assets and liabilities
Accounts receivable	114	(741)
Inventory	173	(689)
Prepaid expenses, other current assets and other assets	673	442
Accounts payable, accrued expenses, due to related parties, and other current liabilities	45	664
Accrued interest	—	(657)
Operating lease liabilities	(183)	(170)
Net cash used in operating activities	(24,618)	(40,880)

INVESTING CASH FLOW ACTIVITIES:
Purchases of equipment and leasehold improvements	—	—
Net cash from investing activities	—	—

FINANCING CASH FLOW ACTIVITIES:
Proceeds from issuance of common stock and warrants	14,146	32,219
Offering costs for common stock and warrants issuance	(806)	(281)
Payment of employee tax obligations related to vesting restricted stock units	(1)	(8)
Net cash provided by financing activities	13,339	31,930

Net increase in cash, cash equivalents and restricted cash	$(11,279)	$(8,950)
Cash, cash equivalents and restricted cash, beginning of the period	29,854	65,221
Cash, cash equivalents and restricted cash, end of the period	$18,575	$56,271

Supplemental cash flow information:
Issuance of stock purchase warrants	$—	$224

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

As used in these condensed consolidated financial statements, unless otherwise specified or the context otherwise requires, the terms “BioXcel LLC” refers to the Company’s former parent, BioXcel LLC and, its predecessor, BioXcel Corporation. “OnkosXcel” refers to BTI’s wholly owned subsidiary for its advanced immuno-oncology assets, OnkosXcel Therapeutics, LLC.

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

Note 2. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements do not include all the information and notes required by Generally Accepted Accounting Principles (“GAAP”) in the U.S. The accompanying year-end balance sheet was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2025, the results of its operations for the three and six months ended June 30, 2025 and 2024 and its cash flows for the six months ended June 30, 2025 and 2024. The results for the three and six months ended June 30, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim periods or any future year or period. The accompanying unaudited interim condensed consolidated financial statements of the Company should be read in conjunction with the audited financial statements and notes thereto included in the

Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on March 28, 2025.

The accompanying condensed consolidated financial statements include the accounts for the Company and all entities where BTI has a controlling financial interest after elimination of all intercompany accounts and transactions and have been prepared in conformity with U.S. GAAP.

As of June 30, 2025, the Company had cash, cash equivalents and restricted cash of $18,575 and an accumulated deficit of $676,638. The Company has incurred substantial net losses and negative cash flows from operating activities in nearly every fiscal period since inception and expects this trend to continue for the foreseeable future. The Company recognized net losses of $19,187 and $8,299 for the three months ended June 30, 2025 and 2024, respectively, and $26,441 and $35,090 for the six months ended June 30, 2025 and 2024, respectively, and had net cash used in operating activities of $24,618 and $40,880 for the six months ended June, 2025 and 2024, respectively.

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

Significant Accounting Policies

There have been no material changes to the significant accounting policies previously disclosed in Note 3 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, except for the following:

Restricted Cash

Restricted Cash represents cash required to be set aside as collateral under a letter of credit for our annual Directors and Officers (D&O) insurance premiums which are financed and paid over the next ten months. The restriction will lapse when the D&O insurance premiums are paid.

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

On September 17, 2024, the Company reduced its workforce by an additional 28% to extend its cash runway and prioritize clinical development of BXCL501. The Company completed the Clinical Prioritization in October 2024, paid $475 of the related costs during the first quarter of 2025, and paid the remaining $128 during the second quarter of 2025.

Note 5. Inventory

Inventory consists of the following:

	June 30,	December 31,
	2025	2024

Raw materials	$433	$506
Work-in-process	—	—
Finished goods	73	173
Total inventory	$506	$679

The Company recorded inventory write-downs totaling $95 for the three and six months ended June 30, 2025. The Company recorded inventory write downs of $0 and $45 for the three and six months ended June 30, 2024, respectively.

Note 6. Property and Equipment, Net

Property and equipment, net consists of the following:

	June 30,	December 31,
	2025	2024

Computers and equipment	$202	$202
Furniture	575	575
Leasehold improvements	1,200	1,200
Total property and equipment	$1,977	$1,977
Accumulated depreciation	(1,653)	(1,502)
Total property and equipment, net	$324	$475

Depreciation expense was $75 and $77 for the three months ended June 30, 2025 and 2024, respectively, and $151 and $155 for the six months ended June 30, 2025 and 2024, respectively.

Note 7. Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2025	December 31, 2024

Accrued research and development expenses	$3,070	$3,107
Accrued compensation and benefits	41	35
Accrued professional fees	1,505	1,604
Accrued taxes	108	91
Other accrued expenses	366	322
Accrued restructuring costs	—	603
Total accrued expenses	$5,090	$5,762

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

Service charges recorded under the Services Agreement for the three and six months ended June 30, 2025 and 2024, respectively were as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Research and development	$115	$292	$264	$478
Selling, general and administrative	17	90	85	138
Total	$132	$382	$349	$616

As of June 30, 2025, there were no outstanding service charges related to the Services Agreement included in Due to related parties in the Company’s Condensed Consolidated Balance Sheets.

Note 9. Debt and Credit Facilities

Debt, net of unamortized discounts and financing costs, consists of the following:

	June 30, 2025	December 31, 2024

Credit Agreement and Guaranty	$102,319	$102,319
Payable-in-kind ("PIK") interest	9,837	4,403
Total debt liability	$112,156	$106,722
Unamortized debt premiums, discounts and issuance costs	(3,471)	(4,214)
Total debt	$108,685	$102,508
Less current portion of debt	(11,216)	—
Long-term debt	$97,469	$102,508

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

Second Amendment to Credit Agreement and Guaranty and Termination of the RIFA

On December 5, 2023, (the “Second Amendment Effective Date”), the Company entered into the Second Amendment to Credit Agreement and Guaranty and Termination of Revenue Interest Financing Agreement (the “Second Amendment”), which further amended the Credit Agreement. On the Second Amendment Effective Date, the Credit Agreement was amended to provide up to $202,319 in senior secured term loans, including the initial Tranche A of $70,000, which was funded on April 28, 2022, and related capitalized interest on Tranche A through the Second Amendment Effective Date in the amount of $72,319. In addition, the $30,000 in financing previously provided to the Company under the RIFA on July 8, 2022 was converted to a term loan under the Credit Agreement (the “Tranche A-2 Term Loan”). The RIFA and all commitments for potential future funding thereunder were terminated. In addition, pursuant to the Second Amendment, the Lenders agreed to permit the Company to invest up to a maximum of $30,865 at any time outstanding in OnkosXcel, increased from $30,000. In connection with the Second Amendment, the Company agreed to pay to the Lenders an exit fee equal to 0.25% of the loans under the Credit Agreement repaid upon maturity or prepayment of the loans (which exit fee is in addition to, and not in lieu of, the exit fee provided for by the

First Amendment). As of June 30, 2025, $80,000 in commitments under the Credit Agreement remains unfunded. The blended effective interest rate on the Tranches A-1 and A-2 as of June 30, 2025 was approximately 15.3%.

The remaining tranches may be borrowed at the Company’s option subject to satisfaction of certain conditions, including regulatory and financial milestones. Tranche B of the Credit Agreement is $20,000 and was available upon satisfaction of certain conditions and financial milestones. Tranche B expired on December 31, 2024. Tranche C of the Credit Agreement is $30,000 and is available upon satisfaction of certain conditions, including receipt of certain regulatory and financial milestones. Tranche D of the Credit Agreement is $50,000 and is available upon satisfaction of the Tranche C Term Loans conditions precedent to, and the funding of Tranche C Loans, including specified minimum net sales of the Company attributable to sales of BXCL501 for a trailing twelve consecutive month period, on or before December 31, 2025. As of June 30, 2025, Tranches C and D, totaling $80,000, remain available for borrowing if the milestones above are met.

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

The Fifth Amendment includes a new capital raising covenant requiring that the Company receive (A) after the effective date of the Fifth Amendment and on or prior to November 27, 2024, at least $7,000 in gross cash proceeds from the issuance of the Company’s common stock, warrants and/or pre-funded warrants(“Raise 1”), (B) after the effective date of the Fifth Amendment and on or before March 15, 2025 (provided that the Company was required to use its commercially reasonable efforts to satisfy the requirement by February 15, 2025), at least $18,000 in net cash proceeds (including the proceeds of Raise 1) from (i) the issuance of the Company’s common stock, warrants and/or pre-funded warrants, (ii) non-refundable cash consideration from partnering transactions entered into after the effective date of the Fifth Amendment (so long as such partnering transactions would not require the Company or any of its subsidiaries to make any cash investments in connection with the partnering transactions and no such cash investments are made), (iii) the issuance of the Company’s subordinated debt (subject to terms set forth in the Fifth Amendment), and/or (iv) asset sales permitted pursuant to the Credit Agreement or consented to by the Lenders (such capital raise, “Raise 2”), and (C) after the effective date of the Fifth Amendment and on or prior to the earlier of (x) August 15, 2025 and (y) the date that is 30 days after the final data readout of the SERENITY At-Home Phase 3 trial, at least $29,000 in net cash proceeds (including the proceeds from Raise 1 and Raise 2) from the same permitted capital raising activities listed in the preceding clause (B) (“Raise 3”).

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

As of June 30, 2025, we were in compliance with all restrictive and financial covenants under the Credit Agreement.

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

In connection with the closing of the Fifth Amendment, the Company agreed to, substantially concurrently with the closing of Raise 1, grant new warrants to the Lenders to purchase an aggregate of 313 shares of common stock on the closing date of the Fifth Amendment, at an exercise price of $0.16 per share (the “New Warrants”). During the three months ended June 30, 2025, the Company issued 284 shares of Common Stock in connection with the cashless exercises of the 313 New Warrants.

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

Maturities of debt are expected to be as follows:

June 30, 2025

2025	$—
2026	$22,431
2027	$89,725
Thereafter	$—

Interest expense was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

Interest expense	$3,829	$3,604	$7,472	$7,168
Accretion of debt discount and amortization of financing costs	393	96	743	139
Total interest expense	$4,222	$3,700	$8,215	$7,307

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

With respect to the Purchase Agreement discussed in Note 11, Common Stock Financing Activities, BTI determined that the Accompanying Warrants fail the equity classification criteria and are therefore classified as liabilities in accordance with ASC 480, Distinguishing Liabilities from Equity ("ASC 480") and ASC 815, Derivatives and Hedging (“ASC 815”). The Accompanying Warrants failed to meet the requirements to be indexed to equity and equity classified, and meet the definition of a derivative instrument. Therefore, these instruments are recorded as Derivative liabilities in the Condensed Consolidated Balance Sheet as of June 30, 2025. The respective derivative liabilities were recorded at fair value on the date of issuance and are revalued on each balance sheet date until such instruments are settled or expire, with changes in the fair value between reporting periods recorded within Other (income) expense, net in the Company’s Condensed Consolidated Statements of Operations. We value the Accompanying Warrants using the Black-Scholes option pricing model as discussed in Note 14, Fair value measurements.

On November 21, 2024, the exercise price of 534 of the Accompanying Warrants was reduced from $51.20 to $9.136 per share. For the three and six months ended June 30, 2025, the Company recorded total net gains of $78 and $1,757, respectively, in Other (income) expense, net, in the Company’s Consolidated Statements of Operations. As of June 30, 2025, the fair value of the Accompanying Warrants was $563.

On November 25, 2024, with respect to the Underwriter Agreement discussed in Note 11, Common Stock Financing Activities, the Company issued additional warrants (the “November 2024 Accompanying Warrants”). The November 2024 Accompanying Warrants failed to meet the requirements to be indexed to equity and equity classified, and meet the definition of a derivative instrument. Therefore, these instruments are recorded as Derivative liabilities in the Consolidated Balance Sheet as of June 30, 2025. The respective derivative liabilities were recorded at fair value on the date of issuance and are revalued on each balance sheet date until such instruments are settled or expire, with changes in the fair value between reporting periods recorded within Other (income) expense, net in the Company’s Consolidated Statements of Operations. For the three and six months ended June 30, 2025, the Company recorded total net gains of $160 and $3,240, respectively, in Other (income) expense, net, in the Company’s Consolidated Statements of Operations. As of June 30, 2025, the fair value of the November 2024 Accompanying Warrants was $1,033.

On March 3, 2025, with respect to the March 2025 Offering discussed in Note 11, Common Stock Financing Activities, the Company issued additional warrants (the “March 2025 Accompanying Warrants”). The March 2025 Accompanying Warrants failed to meet the requirements to be indexed to equity and equity classified, and meet the definition of a derivative instrument. Therefore, these instruments are recorded as Derivative liabilities in the Consolidated Balance Sheet as of June 30, 2025. The respective derivative liabilities were recorded at fair value on the date of issuance in the amount of $2,831 and are revalued on each balance sheet date until such instruments are settled or expire, with changes in the fair value between reporting periods recorded within Other (income) expense, net in the Company’s Consolidated Statements of Operations. For the three and six months ended June 30, 2025, the Company recorded total net gains of $425 and $1,854, respectively, in Other (income) expense, net, in the Company’s Consolidated Statements of Operations. As of June 30, 2025, the fair value of the March 2025 Accompanying Warrants was $977.

In connection with the March 2025 Offering discussed in Note 11, Common Stock Financing Activities, the Company also issued option warrants (the “Option Warrants”). The Option Warrants failed to meet the requirements to be indexed to equity and equity classified, and meet the definition of a derivative instrument. Therefore, these instruments are initially recorded as Derivative liabilities. The respective derivative liabilities were recorded at fair value on the date of issuance in the amount of $369. The Option Warrants expired on March 18, 2025 without being exercised, and the Company recorded a termination gain of $369 in Other (income) expense, net, in the Company’s Condensed Consolidated Statements of Operations. As of June 30, 2025, the fair value of the Option Warrants was $0.

Note 11. Common Stock Financing Activities

Jeffries At-the-Market Program

In May 2021, the Company entered into an Open Market Sale Agreement (as amended, supplemented and/or restated from time to time, the “Sale Agreement”) with Jefferies LLC (“Jefferies”) pursuant to which the Company could offer and sell shares of its common stock, having an aggregate offering price of up to $100,000, from time to time, through an “at the market offering” program under which Jefferies will act as sale agent. In November 2023, the Company amended the Sale Agreement to increase the size of the “at the market offering" program to $150,000. On March 26, 2025, the Company and Jefferies terminated that certain Open Market Sales Agreement. There have been no sales of the Company’s common stock under the Sale Agreement for the three and six months ended June 30, 2025. For the three months ended June 30, 2024, the Company sold 177 shares under the Sale Agreement for gross proceeds of $5,472 and received proceeds of $5,308, net of issuance costs of $164. For the six months ended June 30, 2024, the Company sold 218 shares under the Sale Agreement for gross proceeds of $7,215 and received proceeds of $6,999, net of issuance costs of $216.

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

The Accompanying Warrants have an exercise price per share of common stock equal to $51.20 per share. The exercise price and the number of shares of common stock issuable upon exercise of the Accompanying Warrants are subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. The Accompanying Warrants will be exercisable at any time after the date of issuance and will expire on the fifth anniversary of the date of issuance. The Accompanying Warrants do not meet certain scope exceptions under U.S. GAAP, primarily because they did not meet the requirements to be indexed to equity and equity classified, and the instruments meet the definition of a derivative instrument. Therefore, these instruments are recorded as Derivative liabilities in the Condensed Consolidated Balance Sheet as of June 30, 2025.

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

The Pre-Funded Warrants have an exercise price per share of common stock equal to $0.016 per share. The exercise price and the number of shares of common stock issuable upon exercise of the Pre-Funded Warrants are subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. The Pre-Funded Warrants are exercisable at any time after the date of issuance. The Pre-Funded Warrants meet the equity classification criteria and are therefore classified as equity. For the year ended December 31, 2024, 80 Pre-Funded Warrants were exercised and the same number of shares of common stock were issued. The remaining 483 Pre-Funded Warrants were exercised and the same number of common stock were issued during the first three months of 2025 in exchange for $8 of proceeds received.

The November 2024 Accompanying Warrants have an exercise price per share of common stock equal to $7.68 per share. The exercise price and the number of shares of common stock issuable upon exercise of the November 2024 Accompanying Warrants are subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. The November 2024 Accompanying Warrants are exercisable at any time after the date of issuance and will expire on the fifth anniversary of the date of issuance. The November 2024 Accompanying Warrants do not meet certain scope exceptions under U.S. GAAP, primarily because they did not meet the requirements to be indexed to equity and equity classified, and the instruments meet the definition of a derivative instrument. Therefore, these instruments are recorded as Derivative liabilities in the Condensed Consolidated Balance Sheet as of June 30, 2025.

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

The Pre-Funded Warrants have an exercise price per share of common stock equal to $0.001 per share. The exercise price and the number of shares of common stock issuable upon exercise of the Pre-Funded Warrants are subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. The Pre-Funded Warrants are exercisable at any time after the date of issuance. The Pre-Funded Warrants meet the equity classification criteria and are therefore classified as equity. For the three months ended June 30, 2025, 765 Pre-Funded Warrants were exercised and the same number of common stock were issued in exchange for $1 of proceeds received. For the six months ended June 30, 2025, 2,453 Pre-Funded Warrants were exercised and the same number of common stock were issued in exchange for $3 of proceeds received.

The March 2025 Accompanying Warrants have an exercise price per share of common stock equal to $4.20 per share. The exercise price and the number of shares of common stock issuable upon exercise of the March 2025 Accompanying Warrants are subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. The March 2025 Accompanying Warrants will be exercisable at any time after the date of issuance and will expire on the fifth anniversary of the date of issuance. The March 2025 Accompanying Warrants do not meet certain scope exceptions under U.S. GAAP, primarily because they did not meet the requirements to be indexed to equity and equity classified, and the instruments meet the definition of a derivative instrument. Therefore, these instruments are recorded as Derivative liabilities in the Condensed Consolidated Balance Sheet as of June 30, 2025.

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

Canaccord At-the-Market Program

On April 3, 2025, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Canaccord Genuity LLC (“Canaccord”) to sell shares of the Company’s common stock, par value $0.001 per share, with aggregate gross sales proceeds of up to $8,135, from time to time, through an “at the market” equity offering program under which Canaccord will act as sales agent. For the three months ended June 30, 2025, the Company sold 97 shares of its common stock for a gross amount of $139, incurred issuance costs of $4, and received net proceeds of $135.

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

As of June 30, 2025, there were 74 shares available to be granted under the 2020 Plan.

BTI Restricted stock units

The table below summarizes activity relating to BTI RSUs.

Number of
shares

Outstanding as of January 1, 2025	27
Granted	68
Cancelled	(4)
Vested	(14)
Outstanding as of June 30, 2025	77

During the six months ended June 30, 2025, the Company granted 68 time-based BTI RSUs which fully vest on the one-year anniversary of the grant date. The weighted average grant date fair value per share for the BTI RSUs for the six months ended June 30, 2025 was $2.02. The remaining outstanding RSUs generally vest over four years, with 25% vesting at the one-year anniversary of the grant date and the balance vesting ratably over the remaining 12 quarters of the vesting period. Unrecognized stock-based compensation expense related to the BTI RSUs was approximately $445 and $1,040 as of June 30, 2025 and 2024, respectively.

BTI Performance stock units

The table below summarizes activity relating to Performance Units related to BTI common stock.

Number of
shares

Outstanding as of January 1, 2025	70
Granted	—
Cancelled	(13)
Exercised	—
Outstanding as of June 30, 2025	57

In July 2024, the Company granted 87 Performance Units to employees. The Performance Units vest on the one-year anniversary of the grant date, provided certain performance criteria are met. The weighted average value per share of Performance Units granted in 2024 was $19.20. None of the Performance Units had vested as of June 30, 2025. Unrecognized stock-based compensation expense related to these Performance Units expected to vest was zero as stock-based compensation expense of $1,098 was recognized during the three months ended June 30, 2025 due to certain performance criteria being met as determined by the Compensation Committee of the Board of Directors.

OnkosXcel profit sharing units

The table below summarizes activity relating to the PSUs associated with OnkosXcel as described below.

		Weighted average
	Number of	price per unit
	units	(in whole dollars)

Outstanding as of January 1, 2025	1,166	$5,686
Granted	—	$—
Cancelled	(84)	$6,006
Forfeited	—	$—
Outstanding as of June 30, 2025	1,082

Vested units as of June 30, 2025	1,001	$5,585

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

Unrecognized stock-based compensation expense related to these awards was $230 and $372 as of June 30, 2025 and 2024, respectively.

OnkosXcel restricted stock units

The table below summarizes activity relating to the OnkosXcel RSUs.

Number of
units

Outstanding as of January 1, 2025	176
Granted	—
Vested	(3)
Cancelled	(34)
Outstanding as of June 30, 2025	139

As of June 30, 2025, the Company had 139 OnkosXcel Restricted Stock Units outstanding. Unrecognized stock-based compensation expense related to the awards expected to vest was approximately $40 and $312 as of June 30, 2025 and 2024, respectively.

BTI Stock options

A summary of the Company’s stock option activity for the six months ended June 30, 2025 is presented below.

	Number of	Weighted average
	shares	price per share

Outstanding as of January 1, 2025	311	$265.36
Granted	75	$7.54
Forfeited	(7)	$120.89
Cancelled	(28)	$374.66
Exercised	—	$—
Outstanding as of June 30, 2025	351	$204.57

Options vested and exercisable as of June 30, 2025	273	$241.14

As of June 30, 2025, the intrinsic value of options outstanding was $0. The intrinsic value for stock options is calculated based on the difference between the exercise prices of the underlying awards and the quoted stock price of the Company’s common stock as of the reporting date.

No stock options were exercised for the three and six months ended June 30, 2025. As of June 30, 2025, the total intrinsic value of stock options exercisable was $0.

The weighted average grant date fair value per share of options granted as of June 30, 2025 was $6.21.

The weighted average grant date fair value per share of options vested as of June 30, 2025 was $177.37.

The weighted average remaining contractual life is 5.2 years for options exercisable as of June 30, 2025. The weighted average remaining contractual life was 6.0 years for options outstanding as of June 30, 2025.

Unrecognized compensation expense related to unvested stock option awards as of June 30, 2025 was $1,057 and will be recognized over the remaining vesting periods of the underlying awards. The weighted-average period over which such compensation is expected to be recognized is 1.0 years.

Stock-Based Compensation

The fair value of stock options granted during the six months ended June 30, 2025 and 2024 was estimated using the Black-Scholes pricing model with the following assumptions:

	Six months ended		Six months ended
	June 30, 2025		June 30, 2024

Expected term	5.3	years	5.5	years	-	6.1	years
Expected stock price volatility	112.0%		108.0%		-	112.0%
Risk-free rate of interest	4.5%		4.0%		-	4.5%
Expected dividend yield	0.0%		0.0%		-	0.0%

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

The Company recognized stock-based compensation expense related to awards issued under the 2017 Plan and the 2020 Plan, as well as the OnkosXcel RSUs and PSUs, of $1,556 and $1,057 for the three months ended June 30, 2025 and 2024, respectively, and $1,736 and $4,490 for the six months ended June 30, 2025 and 2024, respectively, which were comprised as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Research and development	$648	$282	$134	$1,563
Selling, general and administrative	908	775	1,602	2,927
Total	$1,556	$1,057	$1,736	$4,490

2020 Employee Stock Purchase Plan

The Company’s 2020 Employee Stock Purchase Plan (the “ESPP”) was also approved and became effective at the Company’s 2020 annual meeting of stockholders on May 20, 2020. The ESPP is designed to assist eligible employees of the Company with the opportunity to purchase the Company’s common stock at a discount through accumulated payroll deductions during successive offering periods. The aggregate number of shares that were initially available to be issued pursuant to rights granted under the ESPP was 6 shares of common stock. In addition, the number of shares available for issuance under the ESPP increases on the first day of each calendar year, beginning on January 1, 2021 and ending on and including January 1, 2030, by a number of shares of common stock equal to the lesser of (a) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as determined by the Board of Directors. The number of shares that may be issued or transferred pursuant to rights granted under the component of the ESPP that is intended to qualify for favorable U.S. federal tax treatment under Section 423 of the Internal Revenue Code (the “Section 423 Component”) shall not exceed 31 shares. The purchase price will be determined by the administrator of the ESPP and, for purposes of the Section 423 Component, shall not be less than 85% of the fair value of a share on the first trading day or on the last trading day of the applicable offering period, whichever is lower. The shares available for issuance under the ESPP increased by 31 shares and 19 shares on January 1, 2025 and 2024, respectively. To date, no shares have been sold under the ESPP. There were 106 shares available for issuance as of June 30, 2025.

Note 13. Leases

BTI leases office space for its corporate headquarters at 555 Long Wharf Drive, New Haven, Connecticut (the “HQ Lease”) under an operating lease that expires in February 2026. The Company has an option to renew the HQ Lease for one additional five-year term. Payments under the HQ Lease are fixed.

The Company also leases equipment such as copiers and information technology equipment.

The future minimum annual lease payments under operating leases, as of June 30, 2025, are as follows:

Year ending December 31,	Amount

Remainder of 2025	$196
2026	65
Thereafter	—
Total lease payments	$261
Imputed interest	(5)
Total lease liability	$256
Less current portion of lease liability	(256)
Long-term portion of operating lease liability	$—

The current portion of the Company’s operating lease liability of $256 as of June 30, 2025, is included in Other current liabilities on the Condensed Consolidated Balance Sheets.

Lease expense was $101 and $99 for the three months ended June 30, 2025 and 2024, respectively, and $202 and $198 for the six months ended June 30, 2025 and 2024, respectively.

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

The carrying amounts of cash and cash equivalents, accounts receivable, net, and accounts payable approximate fair value due to the short-term nature of these instruments. As of June 30, 2025 and December 31, 2024, the Company had $16,034 and $29,036, respectively, primarily in money market funds that hold U.S. government cash equivalent instruments (included in cash and cash equivalents) which were valued based on Level 1 inputs. There were no transfers between levels within the hierarchy during the three and six months ended June 30, 2025 and the year ended December 31, 2024.

Derivative liabilities measured at fair value on a recurring basis are summarized below.

	As of
	June 30, 2025
	Fair Value	Level 1	Level 2	Level 3	Total

Derivative liability - BTI Warrants	$2,573	$—	$1,596	$977	$2,573
Derivative liability - OnkosXcel Warrants	38	—	—	38	38
Total derivative liabilities	$2,611	$—	$1,596	$1,015	$2,611

	As of
	December 31, 2024

	Fair Value	Level 1	Level 2	Level 3	Total

Derivative liability - BTI Warrants	$6,593	$—	$6,593	$—	$6,593
Derivative liability - OnkosXcel Warrants	40	—	—	40	40
Total derivative liabilities	$6,633	$—	$6,593	$40	$6,633

Derivative liabilities are comprised of the OnkosXcel Warrants, BTI Warrants, and Option Warrants. The fair value of the derivative liabilities was determined using Binomial Option Pricing and Distribution models for the OnkosXcel Warrants and Option Warrants, and using a Black Scholes model for the BTI Warrants.

The following table presents changes in Level 3 liabilities measured at fair value for the six months ended June 30, 2025. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category.

	Six months ended
	June 30,
	2025	2024

Derivative liabilities, Balance - January 1	$40	$1,905
Addition of derivative liabilities - BTI Warrant (March 2025 Accompanying Warrants)	2,831	—
Addition of derivative liabilities - Option Warrant	369	—
Termination of derivative liabilities - Option Warrant	(369)	—
Change in fair value	(1,856)	(345)
Derivative liabilities, Balance - June 30	$1,015	$1,560

The change in fair value of the derivative liabilities was reported in the Condensed Consolidated Statements of Operations as Other (income) expense, net, for the three and six months ended June 30, 2025.

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

In estimating the fair value of the derivative liability related to the BTI Warrants – March 2025 Accompanying Warrants, the valuation inputs used were a strike price of $4.20, the Company’s stock price of $2.70, volatility of 39.2% (adjusted to set the value of securities in the March 2025 Offering equal to the consideration paid), a term of 5 years and a risk-free rate of 4.01%. The Company remeasured the fair value at June 30, 2025 of $977, and for the three and six months ended June 30, 2025 recorded an unrealized gain of $425 and $1,854, respectively, within Other (income) expense, net in the Company’s Condensed Consolidated Statements of Operations. The valuation inputs used as of June 30, 2025 were a strike price of $4.20, the Company’s stock price of $1.81, volatility of 38.7%, term of 4.7 years and risk-free rate of 3.78%.

The estimated fair value of the Credit Agreement as of June 30, 2025 and December 31, 2024 was $101,135 and $94,204, respectively. Both observable and unobservable inputs were used to determine the fair value of long-term debt, which was classified within the Level 3 category.

The following table presents the BTI warrants issued and outstanding by the Company and the corresponding balance sheet classification:

Warrant Recipient	Warrant Type	Issue Date	Exercise Price	Number of Warrants	Classification

Lenders and RIFA Purchasers	Closing Date Warrants	4/19/2022	$7.68	17	Equity
Lenders and RIFA Purchasers	2023 Warrants	12/5/2023	$7.68	4	Equity
Lenders and RIFA Purchasers	2024 Warrants	3/20/2024	$7.68	6	Equity
Armistice Capital Master Fund Ltd.	Accompanying Warrants	3/25/2024	$9.136	534	Derivative Liability
Armistice Capital Master Fund Ltd.	Accompanying Warrants	3/25/2024	$51.20	5	Derivative Liability
Armistice Capital Master Fund Ltd.	November 2024 Accompanying Warrants	11/25/2024	$7.68	846	Derivative Liability
Heights Capital Management	November 2024 Accompanying Warrants	11/25/2024	$7.68	27	Derivative Liability
Hudson Bay Capital Management	November 2024 Accompanying Warrants	11/25/2024	$7.68	27	Derivative Liability
IntraCoastal Capital, LLC	November 2024 Accompanying Warrants	11/25/2024	$7.68	13	Derivative Liability
Murchison Capital Partners, LP and assignees	March 2025 Accompanying Warrants	3/4/2025	$4.20	4,000	Derivative Liability
Total warrants issued				5,479

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

The fair value of the Accompanying Warrants at issuance on March 25, 2024 was determined using a Black-Scholes pricing model and was recorded as a derivative liability with the offset recorded as a component of stockholders’ equity in Additional-paid-in-capital in the Condensed Consolidated Balance Sheets. This fair value measurement is classified as Level 2. On November 25, 2024, 534 of the 539 Accompanying Warrants’ strike price were amended to $9.136. The Company remeasured the Accompanying Warrants’ fair value at June 30, 2025 of $563, and for the three and six months ended June 30, 2025 recorded a net gain of $78 and $1,757, respectively, within Other (income) expense, net in the Company’s Condensed Consolidated Statements of Operations. The valuation inputs used as of June 30, 2025 were strike prices of $9.136 and $51.20 for 534 and 5 Accompanying Warrants, respectively, the Company’s stock price of $1.81, volatility of 125.8%, term of 3.75 years and risk-free rate of 3.72%.

The fair value of the November 2024 Accompanying Warrants at issuance on November 25, 2024 was determined using a Black-Scholes pricing model and was recorded as a derivative liability with the offset recorded as a component of stockholders’ equity in Additional-paid-in-capital in the Condensed Consolidated Balance Sheets. This fair value measurement is classified as Level 2. The Company remeasured the November 2024 Accompanying Warrants’ fair value at June 30, 2025 of $1,033, and for the three and six months ended June 30, 2025 recorded a net gain of $160 and $3,240, respectively, within Other (income) expense, net in the Company’s Condensed Consolidated Statements of Operations. The valuation inputs used as of June 30, 2025 were a strike price of $7.68, the Company’s stock price of $1.81, volatility of 118.5%, term of 4.4 years and risk-free rate of 3.76%.

Note 15. Net Loss Per Share

Basic and diluted net loss per share are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

Net loss (numerator)	$(19,187)	$(8,299)	$(26,441)	$(35,090)
Weighted average shares (denominator)	7,843	2,516	6,347	2,223
Basic and diluted net loss per share	$(2.45)	$(3.30)	$(4.17)	$(15.78)

Potentially dilutive securities outstanding consists of stock options, RSUs and performance units, and BTI warrants. The Company had common stock equivalents outstanding are as follows:

	As of
	June 30,
	2025	2024

Stock options	351	302
Restricted stock units	77	8
Performance stock units	57	27
BTI Warrants	5,479	567
Total common stock equivalents	5,964	904

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

On July 7, 2023, plaintiff Katelyn Martin filed a class action complaint against the Company and certain executives in the United States District Court for the District of Connecticut, captioned Martin v. BioXcel Therapeutics, et al., 3:23-cv-00915 (D. Conn). The case has since been renamed to Hills et al v. BioXcel Therapeutics, Inc. et al. On October 4, 2023, pursuant to the Private Securities Litigation Reform Act, the court appointed two co-Lead Plaintiffs. The co-Lead Plaintiffs filed an amended complaint on December 5, 2023, alleging violations of Sections 10(b) and 20A of the Securities and Exchange Act of 1934 (the “Exchange Act”) and SEC Rule 10b-5 promulgated thereunder. On July 11, 2024, the Court dismissed the amended complaint without prejudice and, on August 1, 2024, co-Lead Plaintiffs filed a second amended complaint. The second amended complaint alleges that defendants made false or misleading statements regarding the TRANQUILITY II trial and the development of BXCL501 for an expanded indication related to the treatment of certain Alzheimer’s-related agitation. The Company moved to dismiss the second amended complaint on September 6, 2024. On February 24, 2025, while the Company’s motion to dismiss remained pending, Plaintiffs moved for leave to further amend their complaint. The Company filed an opposition to the motion on March 17, 2025 and Plaintiffs filed a reply in support of the motion on April 7, 2025. Oral argument on the pending motions is scheduled for August 27, 2025. On April 9, 2025, the court stayed the matter to allow the parties to engage in a private mediation session. The parties held a mediation on May 12, 2025 but did not reach a settlement agreement. The Court lifted the stay and scheduled an August 27, 2025 hearing on BioXcel’s motion to dismiss the second amended complaint and Plaintiff’s motion for leave to amend the second amended complaint.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

Product revenue, net	$120	$1,104	$288	$1,686
Less:
Cost of goods sold	$107	$62	$121	$141
Research and development costs:
Personnel and related costs	$1,585	$3,195	$3,267	$6,825
Non-cash stock-based compensation	648	282	134	1,563
Professional fees	1,007	1,455	1,786	2,763
Clinical trials expense	6,119	1,832	8,137	5,900
Chemical, manufacturing and controls cost	535	778	710	1,326
Other expenses	362	490	776	1,056
Total research and development costs	$10,256	$8,032	$14,810	$19,433
Commercial costs:
Personnel and related costs	84	803	163	1,952
Non-cash stock-based compensation	—	(104)	—	164
Professional fees	138	30	176	102
Commercial and marketing	38	(718)	207	629
Travel related expenses	12	86	21	203
Other expenses	(45)	218	(133)	414
Total commercial costs	$227	$315	$434	$3,464
Selling, general and administrative costs:
Personnel and related costs	946	1,699	$1,939	$3,736
Non-cash stock-based compensation	908	879	1,602	2,763
Professional fees	2,572	5,442	5,406	10,682
Travel related expenses	132	2	248	249
Other expenses	824	1,113	1,679	1,821
Total selling, general and administrative costs	$5,382	$9,135	$10,874	$19,251
Restructuring costs	—	856	—	856
Total operating expenses	$15,972	$18,400	$26,239	$43,145
Other (income) expense
Interest expense	4,222	3,700	8,215	7,307
Interest income	(230)	(671)	(509)	(1,618)
Other (income) expense, net	(657)	(12,026)	(7,216)	(12,058)
Segment net loss	$(19,187)	$(8,299)	$(26,441)	$(35,090)
Adjustments and reconciling items	—	—	—	—
Consolidated Net Loss	$(19,187)	$(8,299)	$(26,441)	$(35,090)

Note 18. Subsequent Events

As discussed in Note 11, Common Stock Financing Activities, in connection with the March 2025 issuance and sale in a public offering of (i) 188 shares of the Company’s common stock, (ii) pre-funded warrants to purchase 3,812 shares of Common Stock, and (iii) accompanying warrants to purchase 4,000 shares of Common Stock, after June 30, 2025 but before financial statement issuance, certain investors exercised the remaining 1,359 pre-funded warrants to purchase 1,359 shares of Common Stock.

As discussed in Note 11, Common Stock Financing Activities, the Company previously entered into an Equity Distribution Agreement with Canaccord, pursuant to which the Company could offer and sell shares of its common stock, having an aggregate price of up to $8,135, from time to time, through an “at the market” equity offering program under which Canaccord will act as sales agent. After June 30, 2025 but before financial statement issuance, the Company sold 4,627 shares under the Equity Distribution Agreement for gross proceeds of $7,991 and received proceeds of $7,751, net of issuance costs of $240.

On August 6, 2025, the Company increased the maximum amount of shares that are eligible to be sold pursuant to the Equity Distribution Agreement to allow for the offer and sale of up to $3,500 of its common stock. Prior to financial statement issuance, the Company sold 1,050 shares for gross proceeds of $3,500 and received proceeds of $3,395, net of issuance costs of $105. Following the sale of common stock, the Company raised sufficient net proceeds to satisfy the Raise 3 requirement under the Fifth Amendemnt to the Credit Agreement.

Pursuant to the Sixth Amendment of the Credit Agreement, the Company retained an investment banker prior to July 31, 2025.

On August 1, 2025, the Compensation Committee of the Board unanimously approved the issuance of an aggregate amount of 45 RSU grants to certain designated executive employee grantees. The RSU grants are structured as retention awards that vest one-hundred percent (100%) on or within thirty (30) days of 9 months from the grant date, subject to continued employment, with full acceleration upon a change in control occurring on or prior to the first anniversary of the grant date. Each RSU grant includes dividend equivalent rights.

On August 11, 2025, the Company received proceeds of $3,560 from the exercise of 848 March 2025 Accompanying Warrants at an exercise price of $4.20 per share.

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

We are currently conducting our SERENITY At-Home pivotal Phase 3 safety trial intended to support a supplemental new drug application (“sNDA”) submission to potentially expand the label of IGALMI® into the outpatient or at-home setting. On September 5, 2024, we announced the initiation of the trial, a double-blind, placebo-controlled study to evaluate the safety of a 120 mcg dose of BXCL501 in 200 patients for acute treatment of agitation associated with bipolar disorders or schizophrenia in the outpatient or at-home setting. On November 12, 2024, we announced that the first patient had been randomized.

On May 12, 2025, we announced the trial was fully enrolled, and that more than 165 patients had been dosed. On August 1, 2025 we announced completion of the last patient last visit (LPLV) in the pivotal Phase 3 SERENITY At-Home clinical trial. Topline data from the study are expected to be released in August 2025 and are intended to support the planned supplemental New Drug Application (sNDA) to potentially expand the label of IGALMI® for use in the outpatient or at-home setting.

Our TRANQUILITY program is designed to evaluate BXCL501 as a potential treatment option for agitation associated with Alzheimer’s dementia in the outpatient or at-home setting and in-care facilities. We have had several

FDA meetings to discuss the development program, and the FDA has commented on the proposed protocol for our TRANQUILITY In-Care Phase 3 trial, which is designed to evaluate the efficacy and safety of a 60 mcg dose of BXCL501 for agitation associated with Alzheimer’s dementia. The Company is advancing plans for initiation of the trial upon funding. See further discussion in “Our Neuroscience Clinical Programs” below.

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

On September 17, 2024, the Company reduced its workforce by an additional 28% to extend its cash runway and prioritize clinical development of BXCL501. The Company completed the Clinical Prioritization in October 2024, paid $475 of the related costs during the first quarter of 2025, and paid the remaining $128 during the second quarter of 2025.

IGALMI® Commercialization Strategy

We are continuing to supply IGALMI® through existing distribution channels. At the same time, while seeking potential commercial partners, we are maintaining IGALMI’s market presence with minimal commercial resources following our Clinical Prioritization in 2024. Our commercialization efforts are designed to build the foundation to launch additional potential follow-on indications. If IGALMI® would be approved outside the U.S., we would consider launching the product through collaborations with third parties. However, no foreign applications have been made at this time.

Our Neuroscience Clinical Programs and Investigator-Sponsored Trials

The following is a summary of the status of our major neuroscience clinical development programs and investigator-sponsored trials as of the date of this Quarterly Report on Form 10-Q.

About BXCL501

BXCL501 is our most advanced neuroscience clinical candidate. In indications other than those approved by the FDA as IGALMI®, BXCL501 is an investigational, proprietary, orally dissolving sublingual film formulation of dexmedetomidine, a selective alpha-2 receptor agonist, targeting symptoms from stress-related behaviors such as agitation. BXCL501 is currently being evaluated for the acute treatment of agitation related to bipolar disorders or schizophrenia in the outpatient or at-home setting.

As a selective adrenergic agent with sublingual or buccal administration, BXCL501 is designed to be easily administered and has shown a relatively rapid onset of action in multiple clinical trials, including those studying patients with bipolar disorders, schizophrenia, and Alzheimer’s disease. We believe results from these studies suggest that BXCL501 has the potential to reduce agitation without producing excessive sedation. We also believe BXCL501 is highly differentiated from antipsychotics and benzodiazepines, which are currently used as first-line standard-of-care treatment for agitation despite often producing unwanted side effects such as excessive sedation or extra pyramidal motor effects. Managing patient agitation in neuropsychiatric and neurodegenerative disorders represents a significant challenge for physicians and caregivers. We believe BXCL501 has the potential to address these challenges and, if approved for the respective indications, has the potential to become the standard of care for the acute treatment of agitation associated with these disorders.

In addition, based on its mechanism of action, we believe BXCL501 has the potential to address some symptoms of several additional diseases or conditions, including opioid use disorder (“OUD”), acute stress disorder (“ASD”) and post-traumatic stress disorder (“PTSD”). BXCL501 is currently being evaluated for treatment of patients with those conditions in clinical trials sponsored by leading academic research institutions. See Government-Supported Investigator-Sponsored Trials (“ISTs”) below.

BXCL501 Late-Stage Clinical Programs

SERENITY Program: Acute Treatment of Agitation Associated with Bipolar I or II Disorder or Schizophrenia

Under our SERENITY program, we are focused on the continued development of BXCL501 (currently marketed and commercialized as IGALMI®) as a potential treatment option for agitation associated with bipolar I or II disorder or schizophrenia in the outpatient or at-home setting. The Company is currently advancing its SERENITY At-Home pivotal Phase 3 trial, which is designed as a double-blind, placebo-controlled study to evaluate the safety of a 120 mcg dose of BXCL501 in over 200 patients for acute treatment of agitation associated with bipolar disorders or schizophrenia in the outpatient or at-home setting. On both May 27, 2025 and July 1, 2025, the Company received positive recommendations by an independent Data Safety Monitoring Board (“DSMB”) to continue, without modification, the SERENITY At-Home pivotal Phase 3 safety trial of BXCL 501. The Company also initiated a clinical study designed to enroll approximately 30 patient-informant dyads to evaluate the correlation between patient-and informant-reported efficacy measurement and the Positive and Negative Syndrome Scale-Excitatory Component (“PEC”) scale, conducted by trained raters as recommended by the FDA. The study is more than 75% enrolled and we expect the study to be completed this quarter.

On August 1, 2025 we announced completion of the last patient last visit in the pivotal Phase 3 SERENITY At-Home clinical trial. Topline data from the study are expected to be released in August 2025.

The results of these trials are intended to support a supplemental new drug application (“sNDA”) submission to potentially expand the label of IGALMI® into the outpatient or at-home setting, beyond its current indication for use under healthcare provider supervision.

On July 21, the Company announded a pre-sNDA meeting is scheduled for August 20, 2025, to gain alignment with the FDA regarding the content and format of the planned sNDA submission, which the Company is preparing. Additionally, the Company plans to reconfirm the understanding reached during the Type C meeting with the FDA on March 6, 2024, that FDA views the Company’s current development plans as a reasonable approach to support expanding the label to include at-home (outpatient) use of 120 mcg BXCL501 for the acute treatment of agitation associated with schizophrenia or bipolar disorders in the at-home setting.

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

Based on subsequent meetings with and feedback from the FDA, we plan to generate additional Phase 3 efficacy and safety data, in relevant care-facility settings and across severity of dementia, in our TRANQUILITY In-Care trial.  On September 5, 2024, we submitted to the FDA the proposed protocol for the trial, a double-blind, placebo-

controlled study to evaluate the efficacy and safety of a 60 mcg dose of BXCL501 for acute treatment of AAD in the care setting. On November 12, 2024, we announced that we had received FDA feedback on the proposed protocol. The Company is advancing plans for initiation of the trial upon funding. At a future meeting with the FDA, we plan to further discuss our trial design and the details of the requirement for long-term safety data.

Pediatric Study

In June 2021, we initiated a clinical trial designed to evaluate the safety and efficacy of BXCL501 in the acute treatment of agitation associated with pediatric schizophrenia or bipolar disorders to fulfill pediatric study requirements agreed to with the FDA in connection with the approval of IGALMI®. The trial protocol has been reviewed and agreed to by the FDA, to fulfill the commitment to study BXCL501 in pediatric patients ages 13 to 17 with schizophrenia and ages 10 to 17 with bipolar disorders. This double-blind, placebo-controlled study is ongoing. Approximately 63% of the 150 total subjects have been enrolled in the U.S. and 95 of such subjects have completed the clinical trial. Similar to our registration trials in schizophrenia and bipolar disorder (SERENITY I and II), the primary endpoint is the change from baseline PEC total score at two hours.

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

Additional Neuroscience Opportunities

BXCL501 Pipeline Opportunities for Franchise Expansion

Based on its potential mechanism of action, we believe BXCL501 has the potential for broad applicability across several indications where agitation is a symptom of a condition or underlying disease. Research published in the journal Frontiers in Pharmacology showed that BXCL501 caused a significant reduction in behaviors induced by stress in translatable behavioral models related to psychiatric disorders, providing further support for the drug’s mechanism of action and potential suitability for broadly addressing stress-related disorders in addition to agitation.

Government-Supported Investigator-Sponsored Trials (“ISTs”)

Our research partners have been awarded grants for the development of BXCL501 in alcohol use disorder (“AUD”) with comorbid post-traumatic stress disorder (“PTSD”), opioid use disorder (“OUD”), and acute stress disorder (“ASD”). The Company is providing, or has provided, regulatory and operational support and investigational product for these development opportunities, which are being funded through Cooperative Agreements with the U.S. Department of Defense Congressionally Directed Medical Research Program and National Institute on Drug Abuse (“NIDA”). Clinical and regulatory responsibilities are led by clinical researchers and regulatory staff at the Veterans Affairs Connecticut Healthcare System, Yale University Medical School, RTI International, Columbia University New York State Psychiatric Institute, and University of North Carolina at Chapel Hill.

Opioid Use Disorder (“OUD”)

As the Company previously announced, NIDA awarded a grant to Columbia University to fund clinical testing of BXCL501 as a potential treatment for mitigation of opioid withdrawal symptoms in patients diagnosed with OUD. The original 160-patient, three-site, four-arm study is a randomized, double-blind, double-dummy inpatient study comparing BXCL501 (180 mcg and 240 mcg BID), lofexidine (as a positive control), and placebo. The study’s goal is to evaluate the safety and efficacy of BXCL501 relative to lofexidine and placebo in subjects with OUD.  A majority of OUD patients participating in the study are anticipated to be exposed to fentanyl adulterated or associated with xylazine. To date, four different sites have recruited, enrolled, and dosed patients diagnosed with OUD who are physically dependent on opioids, including prescription opioids. The Company is supplying BXCL501 for the study, which is sponsored by Columbia University. The study was subsequently stopped at 80 patients, or approximately one-half the original total, and the results are currently being analyzed. We expect that the results from the current study will be used to select a recommended dose of BXCL501 to compare to placebo in a later outpatient Phase 3 study sponsored by NIDA.

Alcohol Use Disorder (“AUD”) with Comorbid Post-traumatic Stress Disorder (“PTSD”)

In December 2020, the Veterans Affairs Connecticut Healthcare System and Yale University Medical School were awarded a grant by the U.S. Department of Defense’s Congressionally Directed Medical Research Program with the overall objective to evaluate BXCL501 in patients who suffer from AUD with comorbid PTSD. The Company provided BXCL501 for the inpatient Alcohol Interaction Study, which has been completed. Yale has received approval from the Institutional Review Board (“IRB”) and allowance from the FDA to proceed with a trial to evaluate the effects of up to 80 mcg BID of BXCL501 per day for 28 days on alcohol consumption, PTSD symptoms, cognitive function, memory, sleep, and mood in patients diagnosed with mild, moderate, or severe AUD and who meet Criterion A for comorbid PTSD. The outpatient study has received funding approval from the Pharmacotherapies for Alcohol and Substance Use Disorders Alliance (funded through a Cooperative Agreement between the U.S. Department of Defense Congressionally Directed Medical Research Program and RTI International). Patient screening and enrollment is expected to begin in 2025. Study results may be used to inform a Phase 3 study in patients diagnosed with PTSD intended to commence with support by the Department of Defense Congresionally Directed Medical Research Program.

Acute Stress Disorder (“ASD”)

On October 15, 2024, we announced a U.S. Department of Defense grant to the University of North Carolina at Chapel Hill (“UNC”) through award contract HT94252411108 to fund a study of BXCL501 for treating ASD. The award provides $2,827 to the UNC Institute for Trauma Recovery from September 15, 2024 through September 14, 2026 to evaluate the potential efficacy of BXCL501 to reduce ASD symptom severity and/or posttraumatic neuropsychiatric symptoms. The double-blind, placebo-controlled trial is expected to enroll 100 patients experiencing ASD resulting from motor vehicle collisions beginning in 2025, with BXCL501 supplied by the Company.

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

Additional Product Candidates Identified Leveraging our AI Platform

Our AI platform is comprised of a series of customized and specific AI applications aimed at identifying, predicting efficacy and testing of late-stage assets with known mechanisms of action and associated pharmacology and safety data. We target neuropsychiatric and neurological rare disorders, where the compounds are either disease-modifying or symptom-mitigating. Compounds are tested in relevant models of disease and rank-ordered based on the potential to enter the clinic and ease of development. Disease areas of interest are stress-related such as agitation, or neuropsychiatric symptoms associated with dementia and responsible for increased levels of healthcare burden. For example, our pipeline concepts BXCL503 and BXCL504 putatively have the potential to address apathy and aggression in dementia, respectively. Further development of these concepts is currently paused and investment in our AI capabilities have been reduced.

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

We have multiple patent families filed to protect our neuroscience program, including BXCL501. As of July 28, 2025, our neuroscience patent portfolio included five Patent Cooperation Treaty (“PCT”) applications not yet in national phase, 13 U.S. utility applications, 17 issued U.S. utility patents, 55 pending non-U.S. utility applications, 22 allowed or granted non-U.S. patents (including four in Japan), one pending U.S. design patent application, and two registered design patents in Japan. Thirteen U.S. utility patents, directed to our proprietary sublingual film formulation of dexmedetomidine and methods of treating agitation, are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the “Orange Book”) for IGALMI® with expiration dates between 2037 and 2043. In the formulation family, we have granted or allowed patents in China, Europe, Eurasia, Japan, Mexico, and the U.S., and pending applications in the U.S., China, and other major markets. We expect that patents issued in this family will expire no earlier than 2039. We have also filed applications in additional patent families that are relevant to BXCL501. We have one granted European patent and applications pending in the U.S. and Japan directed to methods of treating insomnia using sublingual dexmedetomidine. We expect that patents issued from these applications will expire no earlier than 2035. We also have granted patents and pending applications filed in major markets, including the U.S., Europe, Japan, and China, directed to methods of treating agitation. We expect that patents issued from these applications will expire between 2039 and 2043. We also have four PCT applications directed to treating mania, depression, stress, and agitation. If patents are issued from those cases, we expect them to expire in 2043 or 2044.

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

Biomarker Development Initiatives Intended to Complement BXCL701 Administration

We also engaged in the identification and development of predictive biomarkers that we believe could be used in conjunction with BXCL701 to predict the likelihood of patient response to therapy across the range of targeted indications. Based on preliminary data from AML patients, we believe DPP9 copy number could correlate to BXCL701 response rate, with a greater likelihood of BXCL701 cytotoxicity in patients with increased DPP9 copy number. We presented data from the Phase 2a trial in SCNC patients at the Society for Immunotherapy of Cancer’s 38th Annual Meeting (SITC 2023). The data indicated DPP9 overexpression is a potential response-predictive biomarker of BXCL701 and pembrolizumab combination treatment in mCRPC patients with SCNC phenotype. This work has also been paused.

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

As of July 28, 2025, we have multiple patent families filed to protect our immuno-oncology program, including our core patent family directed to methods of using BXCL701 with immune checkpoint inhibitors, which is granted in the U.S., Japan, Canada, China, India, Taiwan, Mexico, Europe, and United Arab Emirates.  Additional applications in this family are pending in major markets. Patents issued from this family are expected to expire no earlier than 2036. We have an additional patent issued in the U.S. directed to a method of selecting patients based on a biomarker and methods of treating certain cancers, with an expected expiration date no earlier than 2039. A corresponding European Patent case directed to selecting patients is issued and is expected to expire no earlier than 2038.

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

We expense research and development costs as incurred.

Our research and development costs by program for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Direct external costs
BXCL501	$7,428	$3,313	$10,346	$8,023
BXCL701	109	435	61	1,431
Other research and development programs	114	283	232	466
Total direct external costs	$7,651	$4,031	$10,639	$9,920
Internal personnel costs	2,233	3,477	3,401	8,388
Sub-total direct costs	$9,884	$7,508	$14,040	$18,308
Indirect costs and overhead	372	524	770	1,125
Total research and development expenses	$10,256	$8,032	$14,810	$19,433

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

On September 17, 2024, the Company reduced its workforce by an additional 28% to extend its cash runway and prioritize clinical development of BXCL501. The Company completed the Clinical Prioritization in October 2024, paid $475 of the related costs during the first quarter of 2025, and paid the remaining $128 during the second quarter of 2025.

Management believes that, after giving effect to the Reprioritization and additional restructuring activities completed, the Company’s cash, cash equivalents and restricted cash of $18,575 as of June 30, 2025 and proceeds subsequently raised pursuant to the ATM Program, will allow the Company to fund its operations and meet its liquidity requirements into the fourth quarter of 2025.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

Product Revenue, Net

Commercial sales of IGALMI® launched in July 2022. As part of the Company’s Reprioritization, the IGALMI® commercial team shifted focus to a hospital/contracting strategy with a Corporate Account Director (“CAD”) team. The goal of the realigned CAD team is to work with large hospital/Integrated Delivery Network (“IDN”) and drive sales utilizing a top-down approach, allowing the Company to continue to make inroads into the institutional market in a more cost-efficient manner. IGALMI® product revenue, net was $120 and $1,104 in the three months ended June 30, 2025 and 2024, respectively. The decrease in sales was primarily due to a reduction in bulk sales to existing customers, an increase in GPO discounts, and a reduction in commercial activities due to the Clinical Prioritization in May 2024 and September 2024.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2025 and 2024, were $107 and $62, respectively. Cost of goods sold is related to the costs to produce, package and deliver IGALMI® to customers, as well as costs related to excess or obsolete inventory. We entered into a commercial supply agreement with ARx, LLC (“ARx”) pursuant to which ARx has agreed to exclusively manufacture and supply us with all of our worldwide demand of film formulation of Dex to be used for the commercial supply of IGALMI® and for ongoing clinical trials of our product candidate BXCL501, subject to certain alternative supply provisions. The increase in Cost of goods sold for the three months ended June 30, 2025 is primarily the result of a $95 increase in inventory write-downs, compared to the prior year, offset by a decrease in the units sold.

Research and Development Expense

Research and development expenses for the three months ended June 30, 2025 and 2024 were as follows:

	Three months ended
	June 30,
	2025	2024	Change	% Change

Personnel and related costs	$1,585	$3,195	$(1,610)	(50)%
Non-cash stock-based compensation	648	282	366	130%
Professional fees	1,007	1,455	(448)	(31)%
Clinical trials expense	6,119	1,832	4,287	234%
Chemical, manufacturing and controls cost	535	778	(243)	(31)%
Other expenses	362	490	(128)	(26)%
Total research and development expenses	$10,256	$8,032	$2,224	28%

The overall increase of $2,224 for the three months ended June 30, 2025 relative to the same period in 2024 was primarily attributable to:

●	Increased clinical trials expense due to the ongoing SERENITY At-Home pivotal Phase 3 safety trial in September 2024 intended to support a supplemental new drug application to potentially expand the label of IGALMI® into the outpatient or at-home setting.
●	Increased non-cash stock compensation costs due to the recognition of expense for Performance Units related to BTI common stock in the second quarter of 2025, partially offset by lower headcount.
●	Decreased personnel and related costs as a result of our Clinical Prioritization in May 2024 and September 2024.

●	Decreased professional fees due to lower pharmacology costs, research and discovery costs, toxicology, and consulting costs.
●	Decreased chemistry, manufacturing and controls (“CMC”) costs.

Following IGALMI®’s approval by the FDA, we capitalize costs related to commercial production of IGALMI® as inventory and expense those CMC costs related to clinical trials.

Selling, General and Administrative Expense

Selling, general and administrative expenses for the three months ended June 30, 2025 and 2024 were as follows:

	Three months ended
	June 30,
	2025	2024	Change	% Change

Personnel and related costs	$1,031	$2,502	$(1,471)	(59)%
Non-cash stock-based compensation	908	775	133	17%
Professional fees	2,710	5,472	(2,762)	(50)%
Commercial and marketing	38	(718)	756	(105)%
Insurance	349	396	(47)	(12)%
Other expenses	573	1,023	(450)	(44)%
Total selling, general and administrative expenses	$5,609	$9,450	$(3,841)	(41)%

The overall decrease of $3,841 for the three months ended June 30, 2025, relative to the same period in 2024 was primarily attributable to:

●	Decreased professional fees, primarily related to lower legal costs in 2025 compared to 2024 and reductions in consulting and recruiting for the three months ended June 30, 2025.
●	Decreased personnel and related costs as a result of the Clinical Prioritization in May 2024 and September 2024.
●	Decreased other expenses, primarily travel expenses, as a result of lower headcount.
●	Increased non-cash stock compensation costs due to the vesting of Performance Units related to BTI common stock in the second quarter of 2025, partially offset by lower headcount.
●	Increased commercial and marketing expense.

Other Expense (Income)

Interest expense increased to $4,222 for the three months ended June 30, 2025 from $3,700 in the same period in 2024 primarily due to higher debt balances and interest rates under the Credit Agreement. The expense was partially offset by lower interest income earned on lower levels of cash and cash equivalents that were held primarily in short-term money market funds. Interest income decreased to $230 for the three months ended June 30, 2025 compared to $671 for three months ended June 30, 2024, due to lower average cash balances during the year. Other (income) expense, net is primarily associated with changes in fair value of derivative financial instruments for the period, which relate to instruments associated with the Credit Agreement and the Company’s registered direct equity offerings.

Comparison of the Six Months Ended June 30, 2025 and 2024

Product Revenue, Net

IGALMI® product revenue, net was $288 and $1,686 in the six months ended June 30, 2025 and 2024, respectively. The decrease in sales was primarily due to a reduction in bulk sales to existing customers, an increase in GPO discounts, and a reduction in commercial activities due to the Clinical Prioritization in May 2024 and September 2024.

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2025 and 2024, were $121 and $141, respectively. Cost of goods sold is primarily related to the costs to produce, package and deliver IGALMI® to customers, as well as costs related to excess or obsolete inventory. The decrease in Cost of goods sold for the six months ended June 30, 2025 was the result of the decrease in units sold compared to the same prior year period, offset by the increase in inventory write-downs of $50 compared to the prior year.

Research and Development Expense

Research and development expenses for the six months ended June 30, 2025 and 2024 were as follows:

	Six months ended
	June 30,
	2025	2024	Change	% Change

Personnel and related costs	$3,267	$6,825	$(3,558)	(52)%
Non-cash stock-based compensation	134	1,563	(1,429)	(91)%
Professional fees	1,786	2,763	(977)	(35)%
Clinical trials expense	8,137	5,900	2,237	38%
Chemical, manufacturing and controls cost	710	1,326	(616)	(46)%
Other expenses	776	1,056	(280)	(27)%
Total research and development expenses	$14,810	$19,433	$(4,623)	(24)%

The overall decrease of $4,623 for the six months ended June 30, 2025 relative to the same period in 2024 was primarily attributable to:

●	Decreased personnel and related costs as a result of our Clinical Prioritization in May 2024 and September 2024.
●	Decreased non-cash stock compensation costs as a result of lower headcount coupled with reversals in accelerated stock compensation expense for employees terminated in the first quarter of 2025 resulting in a net $514 decrease.
●	Decreased professional fees due to lower pharmacology costs, research and discovery costs, toxicology, and consulting costs.
●	Decreased chemistry, manufacturing and controls (“CMC”) costs.
●	Increased clinical trials expense due to the initiation of SERENITY At-Home pivotal Phase 3 safety trial in September 2024 intended to support a supplemental new drug application to potentially expand the label of IGALMI® into the outpatient or at-home setting.

Following IGALMI®’s approval by the FDA, we capitalize costs related to commercial production of IGALMI® as inventory and expense those CMC costs related to clinical trials.

Selling, General and Administrative Expense

Selling, general and administrative expenses for the six months ended June 30, 2025 and 2024 were as follows:

	Six months ended
	June 30,
	2025	2024	Change	% Change

Personnel and related costs	$2,103	$5,688	$(3,585)	(63)%
Non-cash stock-based compensation	1,602	2,927	(1,325)	(45)%
Professional fees	5,582	10,784	(5,202)	(48)%
Commercial and marketing	207	629	(422)	(67)%
Insurance	732	792	(60)	(8)%
Other expenses	1,082	1,895	(813)	(43)%
Total selling, general and administrative expenses	$11,308	$22,715	$(11,407)	(50)%

The overall decrease of $11,407 for the six months ended June 30, 2025, relative to the same period in 2024 was primarily attributable to:

●	Decreased personnel and related costs as a result of the Clinical Prioritization in May 2024 and September 2024.
●	Decreased professional fees, primarily related to lower legal costs in 2025 compared to 2024 and reductions in consulting and recruiting for the six months ended June 30, 2025.
●	Decreased non-cash stock based compensation costs as a result of lower headcount.
●	Decreased other expenses, primarily travel expenses, as a result of lower headcount.
●	Decreased commercial and marketing expense.

Other Expense (Income)

Interest expense increased to $8,215 for the six months ended June 30, 2025 from $7,307 in the same period in 2024 primarily due to higher debt balances and interest rates under the Credit Agreement. The expense was partially offset by lower interest income earned on lower levels of cash and cash equivalents that were held primarily in short-term money market funds. Interest income decreased to $509 for the six months ended June 30, 2025 compared to $1,618 for six months ended June 30, 2024, due to lower average cash balances during the year. Other (income) expense, net is primarily associated with changes in fair value of derivative financial instruments for the period, which relate to instruments associated with the Credit Agreement and the Company’s registered direct equity offerings.

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

Liquidity and Capital Resources

As of June 30, 2025, we had cash, cash equivalents and restricted cash of $18,575, negative working capital of $8,133 and stockholders’ deficit of $107,667. Net cash used in operating activities was $24,618 and $40,880 for the six months ended June 30, 2025 and 2024, respectively. We incurred losses of approximately $26,441 and $35,090 for the six months ended June 30, 2025 and 2024, respectively. We will need to generate significant product revenues to achieve profitability. Our history of significant losses, negative cash flows from operations, potential near-term increased covenant-driven amortization payments or full repayment obligations under our Credit Agreement, the regulatory event of default triggers under the Credit Agreement, other funding requirement covenants under the Credit Agreement, limited liquidity resources currently on hand, and dependence on our ability to obtain additional financing to fund our operations after the current resources are exhausted, about which there can be no certainty, have resulted in management’s assessment that there is substantial doubt about our ability to continue as a going concern for a period of at least 12 months from the issuance date of the financial statements included in this Quarterly Report on Form 10-Q.

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

Sources of Liquidity

We have primarily focused our efforts on raising capital and building the products in our pipeline, and, although we generate revenue from sales of IGALMI®, we do not expect to generate positive cash flows from operations in the near term. Since our inception, our operations have been financed primarily from proceeds from the sale of equity securities, including our initial public offering, private placements of our common stock, registered offerings of our common stock, an Open Market Sale Agreement (as amended, supplemented and/or restated from time to time, the “Sale Agreement”) with Jefferies LLC (“Jefferies”), an Equity Distribution Agreement with Canaccord Genuity LLC (“Canaccord”), and borrowings under our Credit Agreement (as described below). We have not yet established an ongoing source of revenue sufficient to cover our operating costs and will need to do so in future periods.

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

As of June 30, 2025, $80,000 remains available for borrowing if the milestones above are met.

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

The Fifth Amendment included a new capital raising covenant requiring that the Company receive (A) after the effective date of the Fifth Amendment and on or prior to November 27, 2024, at least $7,000 in gross cash proceeds from the issuance of the Company’s common stock, warrants and/or pre-funded warrants(“Raise 1”), (B) after the effective date of the Fifth Amendment and on or before March 15, 2025 (provided that the Company was required to use its commercially reasonable efforts to satisfy the requirement by February 15, 2025), at least $18,000 in net cash proceeds (including the proceeds of Raise 1) from (i) the issuance of the Company’s common stock, warrants and/or pre-funded warrants, (ii) non-refundable cash consideration from partnering transactions entered into after the effective date of the Fifth Amendment (so long as such partnering transactions would not require the Company or any of its subsidiaries to make any cash investments in connection with the partnering transactions and no such cash investments are made), (iii) the issuance of the Company’s subordinated debt (subject to terms set forth in the Fifth Amendment), and/or (iv) asset sales permitted pursuant to the Credit Agreement or consented to by the Lenders (such capital raise, “Raise 2”), and (C) after the effective date of the Fifth Amendment and on or prior to the earlier of (x) August 15, 2025 and (y) the date that is 30 days after the final data readout of the SERENITY At-Home Phase 3 trial, at least $29,000 in net cash proceeds

(including the proceeds from Raise 1 and Raise 2) from the same permitted capital raising activities listed in the preceding clause (B) (“Raise 3”).

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

On March 4, 2025, the Company entered into the Sixth Amendment to our Credit Agreement (the “Sixth Amendment”), pursuant to which the Lenders agreed to, among other things, delay the date on which we are required to engage an investment banker (which date has been subsequently extended to July 31, 2025). The Company retained an investment broker on July 29, 2025.

As of June 30, 2025, we had aggregate principal indebtedness of $112,156 outstanding under the Credit Agreement.

Company Warrants and Registration Rights Agreement

Prior to the Fifth Amendment, pursuant to the Credit Agreement, the Lenders had the right to purchase shares of our common stock, so long as borrowings under the Credit Agreement are outstanding, for a purchase price of $5,000 at a price per share equal to a 10% premium to the volume-weighted average price of the common stock over the 30 trading days prior to the Lenders’ election to proceed with such equity investment (the “Equity Investment Right”). The Equity Investment Right was terminated as part of the Fifth Amendment. Also, in connection with the closing of the Fifth Amendment, the Company agreed to, substantially concurrently with the closing of Raise 1, grant new warrants to the Lenders to purchase an aggregate of 313 shares of common stock, at an exercise price of $0.16 per share (the “New Warrants”). During the three months ended June 30, 2025, the Company issued 284 shares of Common Stock in connection with the cashless exercises of the 313 New Warrants.

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

See Note 9, Debt and Credit Facilities included elsewhere in this Quarterly Report on Form 10-Q for additional information relating to the Credit Agreement and RIFA, including applicable interest rates, payment obligations and certain restrictive and financial covenants thereunder. As of June 30, 2025, we were in compliance with all restrictive and financial covenants under the Credit Agreement.

ATM Program - Jeffries

In May 2021, we entered into the Sale Agreement with Jefferies pursuant to which we could offer and sell shares of our common stock, having an aggregate offering price of up to $100,000, from time to time, through an “at the market offering” program under which Jefferies will act as sale agent. On November 1, 2023, we entered into an amendment to the Sale Agreement with Jefferies to increase the size of the “at the market offering” program; pursuant to the Sale Agreement, as amended, we can offer and sell shares of our common stock having an aggregate offering price of up to $150,000 (excluding any shares of common stock already sold in the “at the market offering” program prior to the date of the amendment), from time to time, through an “at the market offering” program under which Jefferies will act as sale agent. We terminated the Sales Agreement with Jefferies on March 26, 2025. There were no sales of the Company’s common stock under the Sale Agreement for the six months ended June 30, 2025. For the three months ended June 30, 2024, the Company sold 177 shares under the Sale Agreement for gross proceeds of $5,472 and received proceeds of $5,308, net of issuance costs of $164. For the six months ended June 30, 2024, the Company sold 218 shares under the Sale Agreement for gross proceeds of $7,215 and received proceeds of $6,999, net of issuance costs of $216.

ATM Program - Canaccord

In April 2025, we entered into an Equity Distribution Agreement with Canaccord to sell shares of the Company’s common stock, with aggregate gross sales proceeds of up to $8,135, from time to time, through an “at the market” equity offering program under which Canaccord will act as sales agent. For the three months ended June 30, 2025, the Company sold 97 shares of its common stock for a gross amount of $139, incurred issuance costs of $4, and received net proceeds of $135.

Cash Flows

	Six months ended June 30,
	2025	2024
Cash (used in) provided by:
Operating activities	$(24,618)	$(40,880)
Investing activities	$—	$—
Financing activities	$13,339	$31,930

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2025 was $24,618 and was primarily attributable to our net loss of $26,441, a $7,222 increase in the change in the fair value of our derivative liability, in part offset by $5,433 in payable in kind interest on our credit agreement, $1,736 in non-cash stock-based compensation, $743 in accretion of debt discount and amortization of financing costs, and a $673 decrease in prepaid expenses, other current assets and other assets,.

Net cash used in operating activities for the six months ended June 30, 2024 was $40,880 and was primarily attributable to our net loss of $35,090, a $689 increase in Inventory, a $741 increase in Accounts receivable and a $657 reduction in Accrued interest, in part offset by $4,490 of non-cash stock-based compensation, $2,493 of payable-in-kind interest, a $664 increase in accounts payable, accrued expenses, due to related parties and other current liabilities, and a $442 decrease in prepaid expenses, other current assets and other assets. The decrease in cash used in operating activities compared to the prior year reflects our actions taken under the Reprioritization.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2025 and 2024 was $0 and $0, respectively.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2025, was $13,339 and was primarily attributable to net proceeds of $12,957 received from the March 2025 registered direct offering and net proceeds from the sale of common stock under the Equity Distribution Agreement with Canaccord of $135.

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

We believe that our existing cash and cash equivalents as of June 30, 2025 will not be sufficient to enable us to fund operating expenses and capital expenditure requirements for at least the next 12 months from the date of the issuance of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, including funding our ongoing research and development and commercialization efforts. In particular, we believe that our cash, cash equivalents and restricted cash of $18,575 as of June 30, 2025 plus the additional capital raised subsequent to June 30, 2025 will allow us to fund our operations and meet our liquidity requirements into the fourth quarter of 2025, assuming we are able to comply with the covenants under our Credit Agreement. We expect that we will need to obtain substantial additional funding to fund our ongoing operations. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interests of our existing stockholders may be materially diluted, and the terms of these securities could include liquidation or other preferences that could adversely affect the rights of our existing stockholders. In addition, debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends, which could adversely impact our ability to conduct our business. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. If we are unable to raise capital when needed or on attractive terms, we could be forced to significantly delay, scale back or discontinue the development or commercialization of our product candidates, seek collaborators at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available, and relinquish or license, potentially on unfavorable terms, our rights to our product candidates that we otherwise would seek to develop or commercialize ourselves. To date, we have continued research and development activities while managing our cash position. However, we can provide no assurance that will be successful in obtaining additional necessary resources and, if we are unable to fund our operations, including our clinical trials, we may need to focus on advancing fewer of our product candidates or otherwise consider strategic alternatives.

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

BTI leases office space for its corporate headquarters at 555 Long Wharf Drive, New Haven, Connecticut (the “HQ Lease”). The HQ Lease expires in February 2026. The Company has an option to renew the HQ Lease for one additional five-year term. Payments under the HQ Lease are fixed. The Company has approximately $261 of payments remaining under the HQ Lease. For additional details, see Note 13, Leases in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information relating to the Company’s leases.

In addition, we are obligated to make quarterly interest payments under our Credit Agreement. For additional details, see Note 9, Debt and Credit Facilities in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information relating to the Company’s debt payment obligations.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. We have reviewed and determined that those critical accounting policies and estimates remain our critical accounting policies and estimates as of and for the six months ended June 30, 2025. No material changes were made to our existing critical accounting policies and estimates during the period presented. Refer to Note 3, Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements elsewhere in this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, in February 2024, we became aware that the SEC had initiated a formal investigation involving the Company and certain of its directors and officers. This formal investigation relates to the Company’s public disclosures—including about product sales and the receipt of a Form 483 by an investigator at one of the Company’s clinical trial sites in the TRANQUILITY II study, and the Company’s technology platform—and trading in the securities of the Company. We are cooperating fully with the investigation including producing documents, and current and former officers and employees of the Company have testified before the SEC. We cannot predict or determine whether any proceeding may be instituted by the SEC in connection with its investigation or the outcome of any proceeding that may be instituted, or the effects any such proceeding could have on the Company’s business or financing efforts.

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

Since our inception, we have incurred significant operating losses. Our net loss was $26.4 million and $35.1 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had a stockholders’ deficit of approximately $107.7 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We have only one product candidate approved for marketing in the U.S., none in any other jurisdiction, and may never receive approval beyond the one product approved to date. It could be several years, if ever, before we have a commercialized product that generates significant revenues through sales of IGALMI® or our product candidates, if approved. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses may increase in the long term as we:

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

As previously reported, on September 20, 2024, we received a letter from Nasdaq Staff notifying us that for the 30 consecutive business days prior to the date of the letter, the Company’s market value of listed securities closed below the minimum $35 million requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(2) (the “MVLS Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company was granted a period of 180 calendar days, or until March 19, 2025, to demonstrate compliance with the MVLS

Requirement, which requires a market value of listed securities of at least $35 million for at least 10 consecutive business days.

As anticipated, on March 20, 2025, the Company received another letter from the Staff stating that, as a result of the Company’s continued non-compliance with the MVLS Requirement, its securities would be delisted from Nasdaq unless the Company appeals the Staff’s delisting determination by requesting a hearing before the Nasdaq Hearings Panel (the “Panel”). The Company made a timely request for a hearing before the Panel to appeal the Staff’s determination. The Company had a hearing with the Nasdaq Hearing Panel on May 1, 2025. At the hearing, the Company presented its plan for regaining compliance with the MVLS Requirement and requested a further to complete the execution of our plan.

The Panel reviewed the Company’s compliance plan and strategies for achieving long-term compliance with the MVLS Requirement. On May 27, 2025, the Company received a decision letter from Nasdaq Stock Market LLC that the Panel has granted the Company’s request for an extension to regain compliance with the MVLS Requirement until September 16, 2025, subject to meeting certain interim conditions. On August 7, 2025, the Panel revised the terms of the extension pursuant to Nasdaq Listing Rule 5815(c)(4) following the Company not satisfying certain interim conditions. The Panel did note the positive developments related to the Company’s MVLS and that on the date of the extension the Company had already been in compliance with the MVLS Requirements and all other listing requirements for a number of days. Under the revised extension, the Company is required to continue maintaining compliance with the MVLS Requirement for each trading day until September 16, 2025. The Company intends to request the Panel reconsider the extended compliance requirement regarding the MVLS Requirements, but there is no assurance that the Panel will grant such request.

Our common stock is currently listed for trading on Nasdaq and we are currently in compliance with all Nasdaq listing requirements; however, there can be no assurance that we will maintain compliance and will not face a delisting from Nasdaq

If our common stock is delisted by Nasdaq, the price of our common stock may decline and our common stock may be eligible to be quoted on the OTC Bulletin Board, another over-the-counter quotation system, or on the pink sheets, which would negatively affect the liquidity of our common stock and an investor may find it more difficult to dispose of their common stock or obtain accurate quotations as to the market value of our common stock. Any such delisting action may materially adversely affect our ability to raise capital or pursue strategic transactions on acceptable terms, or at all.

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

Management believes that the Company’s cash, cash equivalents and restricted cash of $18.6 million as of June 30, 2025, plus the $11.5 million of gross proceeds from sales pursuant to the Company ATM Program and $3.6 million received in connection with the exercise of outstanding warrants subsequent to June 30, 2025, will allow the Company to fund its operations and meet its liquidity requirements into the fourth quarter of 2025. There can be no assurance that we will be able to extend our cash runway, despite meeting the conditions for additional funding under the terms of our Credit Agreement (defined above). The Fifth Amendment to our Credit Agreement included a new capital raising covenant requiring, among other things, that the Company receive on or prior to the earlier of (x) August 15, 2025 and (y) the date that is 30 days after the final data readout of the SERENITY At-Home Phase 3 trial, an aggregate of at least $29.0 million in net cash proceeds (“Raise 3”) (including net proceeds raised in the interim). The Company has raised sufficient net proceeds to date to satisfy this requirement.

In connection with the Fifth Amendment and the required capital raises described in the preceding paragraph, the Lenders agreed to modify the Credit Agreement’s minimum liquidity covenant to require minimum cash liquidity of $7.5 million (instead of $25.0 million) from and after the closing of Raise 1 until March 30, 2025. On March 31, 2025, the minimum liquidity increased to $10.0 million, and on September 30, 2025, the minimum liquidity amount will further increase to $15.0 million. On March 4, 2025, the Company entered into the Sixth Amendment to our Credit Agreement, pursuant to which the Lenders agreed to, among other things, delay the date on which we are required to engage an investment banker, which date was subsequently extended to July 31, 2025. The Company retained an investment banker prior to such deadline in satisfaction of this requirement.

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

As of June 30, 2025, we had aggregate principal indebtedness of $112.2 million outstanding under our Credit Agreement and Guaranty (as amended, the “Credit Agreement”) by and among the Company, as the borrower, certain subsidiaries of the Company from time to time party thereto as subsidiary guarantors, the lenders party thereto (the “Lenders”), and Oaktree Fund Administration LLC (“OFA”) as administrative agent.

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

As of June 30, 2025, we had $18.6 million in cash, cash equivalents and restricted cash. Based on our existing cash, cash equivalents and lack of current availability under our funding facilities, we do not believe we have sufficient cash on hand to support current operations and service our debt obligations for at least one year from the date of issuance of the audited consolidated financial statements appearing in this Quarterly Report on Form 10-Q. This condition raises substantial doubt about our ability to continue as a going concern for at least one year from the date that our financial statements for the six months ended June 30, 2025 are issued. In order to mitigate liquidity issues, we have undertaken the Reprioritization and other restructuring actions, and may, among other things, seek to raise capital through the issuance of common stock, or by restructuring, refinancing, and/or amending the terms of the Credit Agreement (including with respect to regulatory related events of default that do not contain a cure period) or pursue other strategic alternatives. However, such transactions may not be successful and we may not be able to raise additional equity and/or financing necessary to meet our obligations. Moreover, our Credit Agreement contains covenants that we may be unable to comply with and which could result in the acceleration of our debt service obligations, further reducing our capital resources and ability to fund our operations. As such, there can be no assurance that we will be able to continue as a going concern and we may be forced to delay, reduce or discontinue our product development programs or commercialization efforts in order to preserve cash. For additional cost-saving and other strategic initiatives we may be compelled to pursue, see the risk factor entitled, “We will need substantial additional funding, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts or otherwise seek strategic alternatives.”

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

We plan to continue to commercialize IGALMI® sublingual film for the acute treatment of agitation associated with schizophrenia or bipolar I or II disorder, to be self-administered by patients under the supervision of a healthcare provider, which is our only approved product to date. However, in connection with the Reprioritization, we significantly reduced the resources devoted to commercialization of IGALMI ® and it is possible that will have adverse consequences on the revenue that we are able to generate from IGALMI®. Revenues for IGALMI® for the three and six months ended June 30, 2025 were $0.1 million and $0.3 million, respecitvely. If our commercial products do not gain market acceptance, we may not be able to fund future operations, including developing, testing and obtaining regulatory approval for an sNDA for other BXCL501 indications, including in the at-home setting for the acute treatment of agitation (non-daily) associated with dementia due to probable Alzheimer’s disease, or for other product candidates that it may develop. Our results of operations could be materially harmed if we are unable to successfully commercialize IGALMI® for any currently or additionally approved indications or any future product candidates that we may have approved.

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

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”) which enacts significant changes to Medicaid and rescinds or does not continue major elements of the ACA. The legislation is projected to significantly reduce federal healthcare spending over the next decade due to a likely increase in the number of uninsured individuals. The Company is still evaluating the impact of OBBBA.

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

Most significantly, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (“HHS”) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations. As of January 17, 2025, HHS announced it will begin price negotiations for a list of fifteen additional drugs. HHS has issued and will continue to issue guidance implementing the IRA, although the Medicare drug price negotiation program is currently subject to legal challenges. While the impact of the IRA on the pharmaceutical industry and our business cannot yet be fully determined, it is likely to be significant.

Further, on January 20, 2025, President Trump reversed some of President Biden’s executive orders including rescinding Executive Order 14087 entitled “Lowering Prescription Drug Costs for Americans.” President Trump may issue new executive orders designed to impact drug pricing, and/or rescind or modify the previous administration’s efforts to address drug costs. A number of these and other proposed measures may require authorization through additional legislation to become effective. Congress and the Trump administration have indicated that they will continue to seek new legislative measures to control drug costs.

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

As of June 30, 2025, BioXcel LLC owned approximately 7.3% of the economic interest and voting power of our outstanding common stock and BioXcel LLC is controlled by BioXcel Holdings, Inc. Our Chief Executive Officer and member of our board of directors, Vimal Mehta, Ph.D., is the Chief Executive Officer, President, Treasurer and Secretary and a member of the board of managers of BioXcel LLC and Chief Executive Officer, President, Treasurer and Secretary and the sole member of the board of directors of BioXcel Holdings, Inc. See “The management of and beneficial ownership in BioXcel LLC by our executive officers and our directors may create, or may create the appearance of, conflicts of interest.” below. Even though BioXcel LLC controls less than a majority of the voting power of our outstanding common stock, it may influence the outcome of such corporate actions so long as it owns a significant portion of our common stock.

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

Our Chief Executive Officer and member of our board of directors, Vimal Mehta, Ph.D., is the Chief Executive Officer, President, Treasurer and Secretary and a member of the board of managers of BioXcel LLC and Chief Executive Officer, President, Treasurer and Secretary and the sole member of the board of directors of BioXcel

Holdings, Inc. Additionally, as of June 30, 2025, Dr. Mehta, through his beneficial ownership of BioXcel LLC, beneficially owned approximately 7.4% of the Company. The management and ownership of BioXcel LLC by Dr. Mehta may create the appearance of conflicts of interest when Dr. Mehta is faced with decisions that could have different implications for BioXcel LLC than the decisions have for us, including decisions that relate to our Services Agreement and Contribution Agreement, as well as potential agreements relating to future product candidates and AI-related services or collaborations. Any perceived conflicts of interest resulting from investors questioning the independence of our management or the integrity of corporate governance procedures may materially affect our stock price and expose us to litigation risk.

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

In March 2024, we issued and sold in a registered direct offering 190,913 shares of our common stock, accompanying warrants to purchase up to 538,728 shares of our common stock and pre-funded warrants to purchase up to 347,814 shares of our common stock. In November 2024, we issued and sold in a registered direct offering 350,000 shares of our common stock, accompanying warrants to purchase up to 912,500 shares of our common stock and pre-

funded warrants to purchase up to 562,500 shares of our common stock, (for additional information see Note 11, Common Stock Financing Activities in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024). In addition, we issued additional warrants to purchase up to 312,506 shares of common stock in connection with the Fifth Amendment of our Credit Agreement (see Note 9, Debt and Credit Facilities in this Annual Report on Form 10-K for additional information). In March 2025, we issued and sold in a registered direct offering 188,383 shares of common stock, pre-funded warrants to purchase up to 3,811,617 shares of our common stock, accompanying warrants to purchase up to 4 million shares, and option warrants to purchase an additional 4 million shares of common stock (or pre-funded warrants in lieu thereof) and 4 million warrants. The option warrants expired on March 18, 2025 without being exercised. The number of shares of common stock underlying our outstanding warrants is significant in relation to our outstanding common stock (32% as of August 11, 2025), which could have a negative effect on the market price of our common stock and make it more difficult for us to raise funds through future equity offerings. In the event these warrants are exercised, our stockholders will experience additional dilution. To the extent outstanding stock options or warrants are exercised, there would be further dilution to our existing stockholders, which could impact the price of our common stock.

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

We are, and may in the future become, subject to various legal proceedings, claims and investigations that arise in or outside the ordinary course of business. For example, on July 7, 2023, plaintiff Katelyn Martin filed a class action complaint against the Company and certain executives in the United States District Court for the District of Connecticut, captioned Martin v. BioXcel Therapeutics, et al., 3:23-cv-00915 (D. Conn). The case has since been renamed to Hills et al v. BioXcel Therapeutics, Inc. et al. On October 4, 2023, pursuant to the Private Securities Litigation Reform Act, the court appointed two co-Lead Plaintiffs. The co-Lead Plaintiffs filed an amended complaint on December 5, 2023, alleging violations of Sections 10(b) and 20A of the Exchange Act and SEC Rule 10b-5 promulgated thereunder. On July 11, 2024, the Court dismissed the amended complaint without prejudice and, on August 1, 2024, co-Lead Plaintiffs filed a second amended complaint. The second amended complaint alleges that defendants made false or misleading statements regarding the TRANQUILITY II trial and the development of BXCL501 for an expanded indication related to the treatment of certain Alzheimer’s-related agitation. The Company moved to dismiss the second amended complaint on September 6, 2024. On February 24, 2025, while the Company’s motion to dismiss remained pending, Plaintiffs moved for leave to further amend their complaint. The Company filed an opposition to the motion on March 17, 2025 and Plaintiffs filed a reply in support of the motion on April 7, 2025. On April 9, 2025, the court stayed the matter to allow the parties to engage in a private mediation session. The parties held a mediation on May 12, 2025 but did not reach a settlement agreement. The Court lifted the stay and scheduled an August 27, 2025 hearing on BioXcel’s motion to dismiss the second amended complaint and Plaintiff’s motion for leave to amend the second amended complaint.

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

The Company is also cooperating with a formal investigation of the Company and certain of its officers and directors by the SEC, relating to the Company’s public disclosures—including about product sales and the receipt of a Form 483 by an investigator at one of the Company’s clinical trial sites in the TRANQUILITY II study, and the Company’s technology platform—and trading in the securities of the Company. The Company has produced documents, and current and former officers and employees of the Company have testified before the SEC. The above-captioned proceedings, as well as any investigation or proceeding that may be instituted by the SEC may result in substantial costs or liabilities, as well as a diversion of management’s attention and resources, which could harm our business, result in a decline in the market price of our common stock and impact our financing efforts.

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

Item 2. Unregistered Sales of Equity Securities, and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) None.

(c) During the three months ended June 30, 2025, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation, as amended.	10-Q	001-38410	3.1	8/10/2021

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of BioXcel Therapeutics, Inc., as amended, dated June 10, 2024.	8-K	001-38410	3.1	6/11/2024

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of BioXcel Therapeutics, Inc.	8-K	001-38410	3.1	2/6/2025

3.4	Amended and Restated Bylaws.	8-K	001-38410	3.2	3/13/2018

10.1	Equity Distribution Agreement, by and between the Company and Canaccord Genuity LLC	8-K	001-38410	1.1	4/3/2025

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	Inline XBRL Instance Document					*
	- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document	*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	*
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BioXcel Therapeutics, Inc.

Dated: August 12, 2025	By:
/s/ Vimal Mehta
Vimal Mehta
Chief Executive Officer
(Principal Executive Officer)

Dated: August 12, 2025	By:
/s/ Richard Steinhart
Richard Steinhart
Chief Financial Officer
(Principal Financial Officer)