Form 10-Q
period 2025-09-30
BioXcel Therapeutics, Inc.
filed 2025-11-12
CIK 1720893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding at November 11, 2025 was 21,869,491.

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

As used in this Quarterly Report on Form 10-Q, unless otherwise specified or the context otherwise requires, the terms “we,” “our,” “us,” the “Company” or “BTI” refer to BioXcel Therapeutics, Inc. and “BioXcel LLC” refers to the Company’s former parent company, BioXcel LLC and its predecessor, BioXcel Corporation.

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

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

●	We have a limited operating history and have not generated substantial product revenues to date, which may make it difficult to evaluate the success of our business to date and to assess our future viability.
●	We have incurred significant operating losses since inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future and may never achieve or maintain profitability.
●	We could be delisted from The Nasdaq Capital Market, which could seriously harm the liquidity of our stock and our ability to raise capital or complete a strategic transaction.
●	We will need substantial additional funding, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts or otherwise seek strategic alternatives. In addition, the failure to raise additional financing in accordance with the minimum capital raising requirements of our Credit Agreement (as defined herein) would trigger an event of default thereunder.
●	We have significant indebtedness and other contractual obligations that could impair our liquidity, restrict our ability to do business and thereby harm our business, results of operations and financial condition. We may not have sufficient cash flow from operations to satisfy our obligations under the Credit Agreement.
●	We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.
●	Our strategic reprioritization and other workforce reductions in force may not achieve our intended outcome.
●	We have limited experience in drug discovery and drug development.
●	Developments relating to our TRANQUILITY II Phase 3 trial may impact the timing of our development plans for, and prospects for seeking or obtaining regulatory approval of, BXCL501 for the acute treatment of agitation (non-daily) associated with dementia in patients with probable Alzheimer’s disease.
●	We have limited clinical data supporting potential safety or efficacy of BXCL501 for use in the at-home setting in the acute treatment of agitation in patients with dementia due to probable Alzheimer’s disease.
●	In the near term, we are dependent on the success of IGALMI®, and four of our product candidates, BXCL501, BXCL502, BXCL701 and BXCL702. If we are unable to complete the clinical development of or obtain marketing approval for our product candidates or successfully commercialize IGALMI® or our other product candidates, either alone or with a collaborator, or if we experience significant delays in doing so, our business could be substantially harmed.

●	Interim “top-line” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
●	The regulatory approval processes of the Food and Drug Administration (“FDA”), and comparable foreign authorities are lengthy, expensive and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.
●	Clinical trials are expensive, time-consuming, difficult to design, difficult to conduct and involve an uncertain outcome.
●	We depend on enrollment and evaluation of patients in our clinical trials to continue development of our product candidates. If we are unable to enroll patients in our clinical trials, our research and development efforts could be adversely affected.
●	Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval.
●	The discovery and development of product candidates based on EvolverAI, BioXcel LLC’s proprietary pharmaceutical discovery and development engine, and our AI platform is novel and unproven, and we do not know whether we will be able to develop any products of commercial value.
●	Although the FDA has approved IGALMI® for the acute treatment of agitation associated with schizophrenia or bipolar I or II disorder, we will still face extensive and ongoing regulatory requirements and obligations for IGALMI® and for any product candidates for which we obtain approval.
●	If we are found in violation of federal, state or foreign health care “fraud and abuse” laws, we may be required to pay significant fines and penalties, including, without limitation, debarment, suspension or exclusion from participation in federal, state or similar health care programs, which may adversely affect our business, financial condition and results of operations.
●	We continue to depend on BioXcel LLC to provide us with certain administrative services for our business.
●	We are substantially dependent on third parties for the manufacture of our clinical supplies of our product candidates and our commercial supplies of IGALMI®, and we intend to rely on third parties to produce commercial supplies of any other approved product candidate. Therefore, our development of our products could be stopped or delayed, and our commercialization of any future product could be stopped, delayed or made less profitable if third-party manufacturers fail to obtain approval of the FDA or comparable regulatory authorities or fail to provide us with drug product in sufficient quantities or at acceptable prices.
●	We rely on third parties to conduct our preclinical and clinical trials. If these third parties do not successfully perform their contractual legal and regulatory duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.
●	Unfavorable global political or economic events and conditions could adversely affect our business, financial condition or results of operations.
●	Data breaches or cyber-attacks could disrupt our business operations and information technology systems or those of third parties on which we rely, adversely impact our financial results, or result in the loss or exposure of confidential or sensitive product candidate, clinical trial, employee, or Company information.

●	Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements could adversely affect our business, results of operations, and financial condition.
●	Increased scrutiny of and evolving expectations for environmental, social and governance (“ESG”) initiatives may impose additional costs or otherwise adversely impact our business.
●	It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection. If our patent position does not adequately protect our product candidates, others could compete against us more directly, which would harm our business, possibly materially.
●	We are and may in the future be subject to legal proceedings, claims and investigations in or outside the ordinary course of business. Such proceedings, claims and investigations could be costly and time-consuming to defend and could result in unfavorable outcomes, which may have a material adverse effect on our business, operating results and financial condition, and negatively affect the price of our common stock.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIOXCEL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share amounts)

	September 30,
	2025	December 31,
	(unaudited)	2024
ASSETS
Current assets
Cash and cash equivalents	$36,176	$29,854
Restricted cash	1,144	—
Accounts receivable, net	—	131
Inventory	459	679
Prepaid expenses	5,690	5,290
Other current assets	934	1,440
Total current assets	44,403	37,394
Property and equipment, net	249	475
Operating lease right-of-use assets	140	382
Other assets	—	87
Total assets	$44,792	$38,338

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
Accounts payable	$16,276	$15,990
Accrued expenses	4,363	5,762
Current portion of long-term debt	16,823	—
Due to related parties	122	107
Other current liabilities	220	374
Total current liabilities	37,804	22,233
Long-term portion of operating lease liabilities	—	65
Derivative liabilities	3,605	6,633
Long-term debt	92,302	102,508
Total liabilities	133,711	131,439

Commitments and contingencies (Note 16)
Stockholders' (deficit) equity
Preferred stock, $0.001 par value, 10,000 shares authorized; no shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value, 200,000 shares authorized as of September 30, 2025 and December 31, 2024; 19,996 and 3,102 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	73	49
Additional paid-in-capital	618,557	557,047
Accumulated deficit	(707,549)	(650,197)
Total stockholders' (deficit) equity	(88,919)	(93,101)
Total liabilities and stockholders' (deficit) equity	$44,792	$38,338

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOXCEL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Revenues
Product revenue, net	$98	$214	$386	$1,900

Operating expenses
Cost of goods sold	$11	$1,170	132	1,311
Research and development	8,740	5,101	23,550	24,534
Selling, general and administrative	5,381	7,683	16,689	30,398
Restructuring costs	194	1,553	194	2,409
Total operating expenses	$14,326	$15,507	40,565	58,652
Loss from operations	$(14,228)	$(15,293)	(40,179)	(56,752)
Other (income) expense
Interest expense	4,373	3,790	12,588	11,097
Interest income	(236)	(616)	(745)	(2,234)
Other (income) expense, net	12,546	(4,817)	5,330	(16,875)
Net loss	$(30,911)	$(13,650)	$(57,352)	$(48,740)
Basic and diluted net loss per share attributable to common stockholders	$(2.18)	$(5.15)	$(6.38)	$(20.60)
Weighted average shares outstanding - basic and diluted	14,196	2,649	8,992	2,366

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOXCEL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(amounts in thousands)

(unaudited)

			Additional
	Common stock		paid-in-	Accumulated
	Shares	Amount	capital	deficit	Total
Balance as of December 31, 2023	1,871	$30	$534,060	$(590,598)	$(56,508)
Issuance of common shares, net of offering costs	231	4	3,705	—	3,709
Stock-based compensation	—	—	3,433	—	3,433
Issuance of stock purchase warrants	—	—	224	—	224
Issuance of pre-funded stock purchase warrants	—	—	3,570	—	3,570
Net loss	—	—	—	(26,791)	(26,791)
Balance as of March 31, 2024	2,102	$34	$544,992	$(617,389)	$(72,363)
Issuance of common shares, net of offering costs	419	6	5,306	—	5,312
Stock-based compensation	—	—	1,057	—	1,057
Vesting of restricted stock units, net of employee tax obligations	3	—	(8)	—	(8)
Net loss	—	—	—	(8,299)	(8,299)
Balance as of June 30, 2024	2,524	$40	$551,347	$(625,688)	$(74,301)
Issuance of common shares, net of offering costs	129	2	451	-	453
Stock-based compensation	—	—	1,865	—	1,865
Vesting of restricted stock units, net of employee tax obligations	1	—	—	—	—
Net loss	—	—	—	(13,650)	(13,650)
Balance as of September 30, 2024	2,654	$42	$553,663	$(639,338)	$(85,633)

			Additional
	Common stock		paid-in-	Accumulated
	Shares	Amount	capital	deficit	Total
Balance as of December 31, 2024	3,102	$49	$557,047	$(650,197)	$(93,101)
Issuance of common shares, net of offering costs	2,358	10	471	—	481
Stock-based compensation	—	—	180	—	180
Issuance of pre-funded stock purchase warrants	—	—	9,523	—	9,523
Vesting of restricted stock units, net of employee tax obligations	8	—	(1)	—	(1)
Net loss	—	—	—	(7,254)	(7,254)
Balance as of March 31, 2025	5,468	$59	$567,220	$(657,451)	$(90,172)
Issuance of common shares, net of offering costs	1,146	1	135	—	136
Stock-based compensation	—	—	1,556	—	1,556
Vesting of restricted stock units, net of employee tax obligations	6	—	—	—	—
Net loss	—	—	—	(19,187)	(19,187)
Balance as of June 30, 2025	6,620	$60	$568,911	$(676,638)	$(107,667)
Issuance of common shares, net of offering costs	13,369	13	49,065	—	49,078
Stock-based compensation	—	—	581	—	581
Vesting of restricted stock units, net of employee tax obligations	7	—	—	—	—
Net loss	—	—	—	(30,911)	(30,911)
Balance as of September 30, 2025	19,996	$73	$618,557	$(707,549)	$(88,919)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOXCEL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine months ended September 30,
	2025	2024
OPERATING CASH FLOW ACTIVITIES:
Net loss	$(57,352)	$(48,740)
Reconciliation of net loss to net cash used in operating activities
Depreciation	226	232
Accretion of debt discount and amortization of financing costs	1,183	245
Change in fair value of derivative liabilities	5,319	(16,884)
Stock-based compensation expense	2,317	6,355
Payable-in-kind interest on Credit Agreement	5,434	3,821
Operating lease right-of-use assets	242	227
Changes in operating assets and liabilities
Accounts receivable	131	68
Inventory	220	466
Prepaid expenses, other current assets and other assets	193	(1,017)
Accounts payable, accrued expenses, due to related parties, and other current liabilities	(1,039)	(997)
Accrued interest	—	(736)
Operating lease liabilities	(279)	(258)
Net cash used in operating activities	(43,405)	(57,218)

INVESTING CASH FLOW ACTIVITIES:
Purchases of equipment and leasehold improvements	—	—
Net cash from investing activities	—	—

FINANCING CASH FLOW ACTIVITIES:
Proceeds from issuance of common stock and warrants	52,380	32,687
Offering costs for common stock and warrants issuance	(1,492)	(295)
Payment of employee tax obligations related to vesting restricted stock units	(17)	(8)
Net cash provided by financing activities	50,871	32,384

Net increase in cash, cash equivalents and restricted cash	$7,466	$(24,834)
Cash, cash equivalents and restricted cash, beginning of the period	29,854	65,221
Cash, cash equivalents and restricted cash, end of the period	$37,320	$40,387

Balance sheet reconciliation:
Cash and cash equivalents	$36,176	40,387
Restricted cash	1,144	—
Total cash and cash equivalents and restricted cash as presented above	$37,320	40,387

Supplemental cash flow information:
Issuance of stock purchase warrants	$—	$224

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOXCEL THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share amounts and where otherwise noted)

(unaudited)

Note 1. Nature of the Business

BioXcel Therapeutics, Inc. (“BTI” or the “Company”) is a biopharmaceutical company built on artificial intelligence (“AI”) approaches to develop transformative medicines in neuroscience and immuno-oncology. The Company is focused on utilizing cutting-edge technology and innovative research to develop high-value therapeutics aimed at transforming patients’ lives. BTI developed a proprietary AI platform to reduce therapeutic development costs and potentially accelerate development timelines. The Company’s approach leverages existing approved drugs and/or clinically evaluated product candidates together with big data and proprietary machine learning algorithms to identify new therapeutic indices. BTI management believes this differentiated approach has proven its potential to reduce the expense and time associated with drug development in diseases with substantial unmet medical needs.

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

Note 2. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements do not include all the information and notes required by Generally Accepted Accounting Principles (“GAAP”) in the U.S. The accompanying year-end balance sheet was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2025, the results of its operations for the three and nine months ended September 30, 2025 and 2024 and its cash flows for the nine months ended September 30, 2025 and 2024. The results for the three and nine months ended September 30, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim periods or any future year or period. The accompanying unaudited interim condensed consolidated financial statements of the Company should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on March 28, 2025.

The accompanying condensed consolidated financial statements include the accounts for the Company and all entities where BTI has a controlling financial interest after elimination of all intercompany accounts and transactions and have been prepared in conformity with U.S. GAAP.

As of September 30, 2025, the Company had cash, cash equivalents and restricted cash of $37,320 and an accumulated deficit of $707,549. The Company has incurred substantial net losses and negative cash flows from operating activities in nearly every fiscal period since inception and expects this trend to continue for the foreseeable future. The Company recognized net losses of $30,911 and $13,650 for the three months ended September 30, 2025 and 2024, respectively, and $57,352 and $48,740 for the nine months ended September 30, 2025 and 2024, respectively, and had net cash used in operating activities of $43,405 and $57,218 for the nine months ended September, 2025 and 2024, respectively.

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

Restricted Cash

Restricted Cash represents cash required to be set aside as collateral under a letter of credit for our annual Directors and Officers (D&O) insurance premiums which are financed and paid over the next six months. The restriction will lapse when the D&O insurance premiums are paid.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments provide a practical expedient and, if applicable, an accounting policy election to simplify the measurement of credit losses for certain receivables and contract assets. The amendments are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in any interim or annual period in which financial statements have not yet been issued or made available for issuance. We are currently evaluating the impact of this amendment and do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements and accompanying notes.

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

On April 8, 2025, the Board unanimously approved (i) the payment of a retention bonus to all non-executive employees in the total aggregate amount of $1,522, to be paid in two equal installments and (ii) the issuance of 66 RSUs which fully vest on the one-year anniversary of the grant date. The first installment of the retention bonus was paid on April 30, 2025 and the second installment was paid on September 30, 2025. Each such installment payment is subject to the applicable employee’s continued employment through December 31, 2025.

On September 16, 2025, the Company dissolved its operations in the Czech Republic and paid $194 in closure related expenses during the third quarter of 2025.

Note 5. Inventory

Inventory consists of the following:

	September 30,	December 31,
	2025	2024

Raw materials	$394	$506
Work-in-process	—	—
Finished goods	65	173
Total inventory	$459	$679

The Company recorded inventory write-downs totaling $0 and $95 for the three and nine months ended September 30, 2025. The Company recorded inventory write downs of $1,157 and $1,202 for the three and nine months ended September 30, 2024, respectively.

Note 6. Property and Equipment, Net

Property and equipment, net consists of the following:

	September 30,	December 31,
	2025	2024

Computers and equipment	$202	$202
Furniture	575	575
Leasehold improvements	1,200	1,200
Total property and equipment	$1,977	$1,977
Accumulated depreciation	(1,728)	(1,502)
Total property and equipment, net	$249	$475

Depreciation expense was $75 and $77 for the three months ended September 30, 2025 and 2024, respectively, and $226 and $232 for the nine months ended September 30, 2025 and 2024, respectively.

Note 7. Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2025	December 31, 2024

Accrued research and development expenses	$2,650	$3,107
Accrued compensation and benefits	35	35
Accrued professional fees	1,125	1,604
Accrued taxes	103	91
Other accrued expenses	450	322
Accrued restructuring costs	—	603
Total accrued expenses	$4,363	$5,762

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

Service charges recorded under the Services Agreement for the three and nine months ended September 30, 2025 and 2024, respectively were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Research and development	$105	$230	$369	$708
Selling, general and administrative	1	120	86	258
Total	$106	$350	$455	$966

As of September 30, 2025, there were no outstanding service charges related to the Services Agreement included in Due to related parties in the Company’s Condensed Consolidated Balance Sheets.

Note 9. Debt and Credit Facilities

Debt, net of unamortized discounts and financing costs, consists of the following:

	September 30, 2025	December 31, 2024

Credit Agreement and Guaranty	$102,319	$102,319
Payable-in-kind ("PIK") interest	9,837	4,403
Total debt liability	$112,156	$106,722
Unamortized debt premiums, discounts and issuance costs	(3,031)	(4,214)
Total debt	$109,125	$102,508
Less current portion of debt	(16,823)	—
Long-term debt	$92,302	$102,508

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

Second Amendment to Credit Agreement and Guaranty and Termination of the RIFA

On December 5, 2023, (the “Second Amendment Effective Date”), the Company entered into the Second Amendment to Credit Agreement and Guaranty and Termination of Revenue Interest Financing Agreement (the “Second Amendment”), which further amended the Credit Agreement. On the Second Amendment Effective Date, the Credit Agreement was amended to provide up to $202,319 in senior secured term loans, including the initial Tranche A of $70,000, which was funded on April 28, 2022, and related capitalized interest on Tranche A through the Second Amendment Effective Date in the amount of $72,319. In addition, the $30,000 in financing previously provided to the Company under the RIFA on July 8, 2022 was converted to a term loan under the Credit Agreement (the “Tranche A-2 Term Loan”). The RIFA and all commitments for potential future funding thereunder were terminated. In addition, pursuant to the Second Amendment, the Lenders agreed to permit the Company to invest up to a maximum of $30,865 at any time outstanding in OnkosXcel, increased from $30,000. In connection with the Second Amendment, the Company agreed to pay to the Lenders an exit fee equal to 0.25% of the loans under the Credit Agreement repaid upon maturity or prepayment of the loans (which exit fee is in addition to, and not in lieu of, the exit fee provided for by the First Amendment). As of September 30, 2025, $80,000 in commitments under the Credit Agreement remains unfunded. The blended effective interest rate on the Tranches A-1 and A-2 as of September 30, 2025 was approximately 15.3%.

The remaining tranches may be borrowed at the Company’s option subject to satisfaction of certain conditions, including regulatory and financial milestones. Tranche B of the Credit Agreement is $20,000 and was available upon satisfaction of certain conditions and financial milestones. Tranche B expired on December 31, 2024. Tranche C of the Credit Agreement is $30,000 and is available upon satisfaction of certain conditions, including receipt of certain regulatory and financial milestones met on or before December 31, 2025. Tranche D of the Credit Agreement is $50,000 and is available upon satisfaction of the Tranche C Term Loans conditions precedent to, and the funding of Tranche C Loans, including specified minimum net sales of the Company attributable to sales of BXCL501 for a trailing twelve consecutive month period, on or before December 31, 2025. As of September 30, 2025, Tranches C and D, totaling $80,000, remain available for borrowing if the milestones above are met.

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

In connection with the Fifth Amendment and the required capital raises described in the preceding paragraph, the Lenders agreed to modify the Credit Agreement’s minimum liquidity covenant to require minimum cash liquidity of $7,500 (instead of $25,000) from and after the closing of Raise 1 until March 30, 2025. On March 31, 2025, the minimum liquidity amount increased to $10,000 and on September 30, 2025, the minimum liquidity amount increased to $15,000.

In connection with the Fifth Amendment, the Company paid a one-time amortization payment of $2,500 principal amount, together with accrued and unpaid interest and a portion of the prepayment fee and other fees payable in December 2024.

The Fifth Amendment also modifies the interest rate of the loans provided under the Credit Agreement from a floating rate of Term SOFR plus 7.50% per annum, to a fixed rate of 13% per annum, retroactive to and effective as of September 30, 2024. For the quarterly payment dates ending December 31, 2024, March 31, 2025, and June 30, 2025, the Company had the ability to make interest payments of up to 10% per annum “in-kind” by capitalizing and adding such interest to the outstanding principal amount of the loans under the Credit Agreement. In addition, pursuant to the Fifth Amendment, the Company will be required to make quarterly amortization payments equal to 5.0% of the principal amount of funded loans, together with applicable prepayment fees, beginning on March 31, 2026.

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

Sixth Amendment to Credit Agreement

On March 4, 2025, the Company entered into the Sixth Amendment to our Credit Agreement (the “Sixth Amendment”), pursuant to which the Lenders agreed to, among other things, delay the date on which the Company is required to engage an investment banker (which date has been subsequently extended to July 31, 2025). The Company retained an investment banker prior to July 31, 2025.

As of September 30, 2025, the Company was in compliance with all restrictive and financial covenants under the Credit Agreement.

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

Maturities of debt are expected to be as follows:

September 30, 2025

2025	$—
2026	$22,431
2027	$89,725
Thereafter	$—

Interest expense was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

Interest expense	$3,932	$3,684	$11,405	$10,852
Accretion of debt discount and amortization of financing costs	441	106	1,183	245
Total interest expense	$4,373	$3,790	$12,588	$11,097

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

With respect to the Purchase Agreement discussed in Note 11, Common Stock Financing Activities, BTI determined that the Accompanying Warrants fail the equity classification criteria and are therefore classified as liabilities in accordance with ASC 480, Distinguishing Liabilities from Equity ("ASC 480") and ASC 815, Derivatives and Hedging (“ASC 815”). The Accompanying Warrants failed to meet the requirements to be indexed to equity and equity classified, and meet the definition of a derivative instrument. Therefore, these instruments are recorded as Derivative liabilities in the Condensed Consolidated Balance Sheet as of September 30, 2025. The respective derivative liabilities were recorded at fair value on the date of issuance and are revalued on each balance sheet date until such instruments are settled or expire, with changes in the fair value between reporting periods recorded within Other (income) expense, net in the Company’s Condensed Consolidated Statements of Operations. We value the Accompanying Warrants using the Black-Scholes option pricing model as discussed in Note 14, Fair value measurements.

On November 21, 2024, the exercise price of 534 of the Accompanying Warrants was reduced from $51.20 to $9.136 per share. For the three and nine months ended September 30, 2025, the Company recorded a net loss of $352 and a net gain of $1,405, respectively, in Other (income) expense, net, in the Company’s Consolidated Statements of Operations. As of September 30, 2025, the fair value of the Accompanying Warrants was $916.

On November 25, 2024, with respect to the Underwriter Agreement discussed in Note 11, Common Stock Financing Activities, the Company issued additional warrants (the “November 2024 Accompanying Warrants”). The November 2024 Accompanying Warrants failed to meet the requirements to be indexed to equity and equity classified, and meet the definition of a derivative instrument. Therefore, these instruments are recorded as Derivative liabilities in the Consolidated Balance Sheet as of September 30, 2025. The respective derivative liabilities were recorded at fair value on the date of issuance and are revalued on each balance sheet date until such instruments are settled or expire, with changes in the fair value between reporting periods recorded within Other (income) expense, net in the Company’s Consolidated Statements of Operations. For the three and nine months ended September 30, 2025, the Company recorded a net loss of $617 and a net gain of $2,623, respectively, in Other (income) expense, net, in the Company’s Consolidated Statements of Operations. As of September 30, 2025, the fair value of the November 2024 Accompanying Warrants was $1,650.

On March 3, 2025, with respect to the March 2025 Offering discussed in Note 11, Common Stock Financing Activities, the Company issued additional warrants (the “March 2025 Accompanying Warrants”). The March 2025 Accompanying Warrants failed to meet the requirements to be indexed to equity and equity classified, and meet the definition of a derivative instrument. Therefore, these instruments are recorded as Derivative liabilities in the Consolidated Balance Sheet as of September 30, 2025. The respective derivative liabilities were recorded at fair value on the date of issuance in the amount of $2,831 and are revalued on each balance sheet date until such instruments are settled or expire, with changes in the fair value between reporting periods recorded within Other (income) expense, net in the Company’s Consolidated Statements of Operations. In August 2025, 2,300 of the March 2025 Accompanying Warrants were exercised. In connection with the exercise, the Company remeasured the fair value of the warrant liability, resulting in a recognized net loss of $10,986 recorded in Other (income) expense, net in the Company’s Consolidated Statements of Operations. As of September 30, 2025, the fair value of the remaining 1,700 March 2025 Accompanying Warrants was $1,001. For the three and nine months ended September 30, 2025, the Company recorded a net loss of $586 and a net gain of $1,268, respectively, for the remaining warrants in Other (income) expense, net, in the Company’s Consolidated Statements of Operations.

In connection with the March 2025 Offering discussed in Note 11, Common Stock Financing Activities, the Company also issued option warrants (the “Option Warrants”). The Option Warrants failed to meet the requirements to be indexed to equity and equity classified, and meet the definition of a derivative instrument. Therefore, these instruments are initially recorded as Derivative liabilities. The respective derivative liabilities were recorded at fair value on the date of issuance in the amount of $369. The Option Warrants expired on March 18, 2025 without being exercised, and the Company recorded a termination gain of $369 in Other (income) expense, net, in the Company’s

Condensed Consolidated Statements of Operations. As of September 30, 2025, the fair value of the Option Warrants was $0.

Note 11. Common Stock Financing Activities

Jeffries At-the-Market Program

In May 2021, the Company entered into an Open Market Sale Agreement (as amended, supplemented and/or restated from time to time, the “Sale Agreement”) with Jefferies LLC (“Jefferies”) pursuant to which the Company could offer and sell shares of its common stock, having an aggregate offering price of up to $100,000, from time to time, through an “at the market offering” program under which Jefferies will act as sale agent. In November 2023, the Company amended the Sale Agreement to increase the size of the “at the market offering" program to $150,000. On March 26, 2025, the Company and Jefferies terminated that certain Open Market Sales Agreement. There have been no sales of the Company’s common stock under the Sale Agreement for the three and nine months ended September 30, 2025. For the three months ended September 30, 2024, the Company sold 22 shares under the Sale Agreement for gross proceeds of $467 and received proceeds of $453, net of issuance costs of $14. For the nine months ended September 30, 2024, the Company sold 240 shares under the Sale Agreement for gross proceeds of $7,682 and received proceeds of $7,451, net of issuance costs of $231.

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

The Accompanying Warrants have an exercise price per share of common stock equal to $51.20 per share. The exercise price and the number of shares of common stock issuable upon exercise of the Accompanying Warrants are subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. The Accompanying Warrants will be exercisable at any time after the date of issuance and will expire on the fifth anniversary of the date of issuance. The Accompanying Warrants do not meet certain scope exceptions under U.S. GAAP, primarily because they did not meet the requirements to be indexed to equity and equity classified, and the instruments meet the definition of a derivative instrument. Therefore, these instruments are recorded as Derivative liabilities in the Condensed Consolidated Balance Sheet as of September 30, 2025.

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

The November 2024 Accompanying Warrants have an exercise price per share of common stock equal to $7.68 per share. The exercise price and the number of shares of common stock issuable upon exercise of the November 2024 Accompanying Warrants are subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. The November 2024 Accompanying Warrants are exercisable at any time after the date of issuance and will expire on the fifth anniversary of the date of issuance. The November 2024 Accompanying Warrants do not meet certain scope exceptions under U.S. GAAP, primarily because they did not meet the requirements to be indexed to equity and equity classified, and the instruments meet the definition of a derivative instrument. Therefore, these instruments are recorded as Derivative liabilities in the Condensed Consolidated Balance Sheet as of September 30, 2025.

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

The Pre-Funded Warrants have an exercise price per share of common stock equal to $0.001 per share. The exercise price and the number of shares of common stock issuable upon exercise of the Pre-Funded Warrants are subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. The Pre-Funded Warrants are exercisable at any time after the date of issuance. The Pre-Funded Warrants meet the equity classification criteria and are therefore classified as equity. For the three months ended September 30, 2025, the remaining 1,359 Pre-Funded Warrants were exercised and the same number of common stock were issued in exchange for $1 of proceeds received. For the nine months ended September 30, 2025, 3,812 Pre-Funded Warrants were exercised and the same number of common stock were issued in exchange for $4 of proceeds received.

The March 2025 Accompanying Warrants have an exercise price per share of common stock equal to $4.20 per share. The exercise price and the number of shares of common stock issuable upon exercise of the March 2025 Accompanying Warrants are subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. The March 2025 Accompanying Warrants will be exercisable at any time after the date of issuance and will expire on the fifth anniversary of the date of issuance. The March 2025 Accompanying Warrants do not meet certain scope exceptions under U.S. GAAP, primarily because they did not meet the requirements to be indexed to equity and equity classified, and the instruments meet the definition of a derivative instrument. Therefore, these instruments are recorded as Derivative liabilities in the Condensed Consolidated Balance Sheet as of September 30, 2025. For the three and nine months ended September 30, 2025, 2,300 March 2025 Accompanying Warrants were exercised and the same number of common stock were issued in exchange for $9,660 of proceeds received.

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

Canaccord At-the-Market Program

On April 3, 2025, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Canaccord Genuity LLC (“Canaccord”) to sell shares of the Company’s common stock, par value $0.001 per share, with aggregate gross sales proceeds of up to $8,135, from time to time, through an “at the market” equity offering program under which Canaccord will act as sales agent. For the three months ended September 30, 2025, the Company sold 4,627 shares of its common stock for a gross amount of $7,991, incurred issuance costs of $240, and received net proceeds of $7,751. For the nine months ended September 30, 2025, the Company sold 4,724 shares of its common stock for a gross amount of $8,130, incurred issuance costs of $244, and received net proceeds of $7,886.

On August 6, 2025, the Company increased the maximum amount of shares that are eligible to be sold pursuant to the Equity Distribution Agreement to allow for the offer and sale of up to $3,500 of its common stock. For the three and nine months ended September 30, 2025, the Company sold 1,050 shares for gross proceeds of $3,500 and received proceeds of $3,395, net of issuance costs of $105. Following the sale of common stock, the Company raised sufficient net proceeds to satisfy the Raise 3 requirement under the Fifth Amendment to the Credit Agreement.

On August 18, 2025, the Company filed a prospectus supplement with the Securities and Exchange Commission for the offer and sale of up to $80,000 shares of common stock pursuant to the Equity Distribution Agreement. For the three and nine months ended September 30, 2025, the Company sold 3,984 shares for gross proceeds of $17,082 and received proceeds of $16,740, net of issuance costs of $342.

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

As of September 30, 2025, there were 39 shares available to be granted under the 2020 Plan.

BTI Restricted stock units

The table below summarizes activity relating to BTI RSUs.

Number of
shares

Outstanding as of January 1, 2025	27
Granted	113
Cancelled	(4)
Vested	(21)
Outstanding as of September 30, 2025	115

During the nine months ended September 30, 2025, the Company granted 113 time-based BTI RSUs. BTI RSUs granted to employees fully vest on the one-year anniversary of the grant date and BTI RSUs granted to executives fully vest on the nine-month anniversary of the grant date. The weighted average grant date fair value per share for the BTI RSUs for the nine months ended September 30, 2025 was $1.71. The outstanding BTI RSUs issued prior to 2025 generally vest over four years, with 25% vesting at the one-year anniversary of the grant date and the balance vesting ratably over the remaining 12 quarters of the vesting period. Unrecognized stock-based compensation expense related to the BTI RSUs was approximately $345 and $854 as of September 30, 2025 and 2024, respectively.

BTI Performance stock units

The table below summarizes activity relating to Performance Units related to BTI common stock.

Number of
shares

Outstanding as of January 1, 2025	70
Granted	—
Cancelled	(13)
Exercised	(57)
Outstanding as of September 30, 2025	—

In July 2024, the Company granted 87 Performance Units to employees. The Performance Units vest on the one-year anniversary of the grant date, provided certain performance criteria are met. The weighted average value per share of Performance Units granted in 2024 was $19.20. All of the Performance Units had vested as of September 30, 2025. Unrecognized stock-based compensation expense related to these Performance Units expected to vest was zero as stock-based compensation expense of $1,098 was recognized in June 2025 due to certain performance criteria being met as determined by the Compensation Committee of the Board of Directors.

OnkosXcel profit sharing units

The table below summarizes activity relating to the PSUs associated with OnkosXcel as described below.

		Weighted average
	Number of	price per unit
	units	(in whole dollars)

Outstanding as of January 1, 2025	1,166	$5,686
Granted	—	$—
Cancelled	(94)	$5,953
Forfeited	—	$—
Outstanding as of September 30, 2025	1,072

Vested units as of September 30, 2025	1,003	$5,594

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

Unrecognized stock-based compensation expense related to these awards was $155 and $496 as of September 30, 2025 and 2024, respectively.

OnkosXcel restricted stock units

The table below summarizes activity relating to the OnkosXcel RSUs.

Number of
units

Outstanding as of January 1, 2025	176
Granted	—
Vested	(5)
Cancelled	(34)
Outstanding as of September 30, 2025	137

As of September 30, 2025, the Company had 137 OnkosXcel Restricted Stock Units outstanding. Unrecognized stock-based compensation expense related to the awards expected to vest was approximately $30 and $261 as of September 30, 2025 and 2024, respectively.

BTI Stock options

A summary of the Company’s stock option activity for the nine months ended September 30, 2025 is presented below.

	Number of	Weighted average
	shares	price per share

Outstanding as of January 1, 2025	311	$265.36
Granted	75	$7.54
Forfeited	(7)	$120.89
Cancelled	(29)	$372.12
Exercised	—	$—
Outstanding as of September 30, 2025	350	$204.27

Options vested and exercisable as of September 30, 2025	306	$218.99

As of September 30, 2025, the intrinsic value of options outstanding was $0. The intrinsic value for stock options is calculated based on the difference between the exercise prices of the underlying awards and the quoted stock price of the Company’s common stock as of the reporting date.

No stock options were exercised for the three and nine months ended September 30, 2025. As of September 30, 2025, the total intrinsic value of stock options exercisable was $0.

The weighted average grant date fair value per share of options granted as of September 30, 2025 was $6.21.

The weighted average grant date fair value per share of options vested as of September 30, 2025 was $161.34.

The weighted average remaining contractual life is 5.4 years for options exercisable as of September 30, 2025. The weighted average remaining contractual life was 5.7 years for options outstanding as of September 30, 2025.

Unrecognized compensation expense related to unvested stock option awards as of September 30, 2025 was $683 and will be recognized over the remaining vesting periods of the underlying awards. The weighted-average period over which such compensation is expected to be recognized is 0.9 years.

Stock-Based Compensation

The fair value of stock options granted during the nine months ended September 30, 2025 and 2024 was estimated using the Black-Scholes pricing model with the following assumptions:

	Nine months ended		Nine months ended
	September 30, 2025		September 30, 2024

Expected term	5.5	years	5.5	years	-	6.1	years
Expected stock price volatility	112.0%		108.0%		-	112.5%
Risk-free rate of interest	4.5%		4.0%		-	4.5%
Expected dividend yield	0.0%		0.0%		-	0.0%

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

The Company recognized stock-based compensation expense related to awards issued under the 2017 Plan and the 2020 Plan, as well as the OnkosXcel RSUs and PSUs, of $581 and $1,865 for the three months ended September 30, 2025 and 2024, respectively, and $2,317 and $6,355 for the nine months ended September 30, 2025 and 2024, respectively, which were comprised as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Research and development	$192	$884	$326	$2,446
Selling, general and administrative	389	981	1,991	3,909
Total	$581	$1,865	$2,317	$6,355

2020 Employee Stock Purchase Plan

The Company’s 2020 Employee Stock Purchase Plan (the “ESPP”) was also approved and became effective at the Company’s 2020 annual meeting of stockholders on May 20, 2020. The ESPP is designed to assist eligible employees of the Company with the opportunity to purchase the Company’s common stock at a discount through accumulated payroll deductions during successive offering periods. The aggregate number of shares that were initially available to be issued pursuant to rights granted under the ESPP was 6 shares of common stock. In addition, the number of shares available for issuance under the ESPP increases on the first day of each calendar year, beginning on January 1, 2021 and ending on and including January 1, 2030, by a number of shares of common stock equal to the lesser of (a) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as determined by the Board of Directors. The number of shares that may be issued or transferred pursuant to rights granted under the component of the ESPP that is intended to qualify for favorable U.S. federal tax treatment under Section 423 of the Internal Revenue Code (the “Section 423 Component”) shall not exceed 31 shares. The purchase price will be determined by the administrator of the ESPP and, for purposes of the Section 423 Component, shall not be less than 85% of the fair value of a share on the first trading day or on the last trading day of the applicable offering period, whichever is lower. The shares available for issuance under the ESPP increased by 31 shares and 19 shares on January 1, 2025 and 2024, respectively. To date, no shares have been sold under the ESPP. There were 106 shares available for issuance as of September 30, 2025.

Note 13. Leases

BTI leases office space for its corporate headquarters at 555 Long Wharf Drive, New Haven, Connecticut (the “HQ Lease”) under an operating lease that expires in February 2026. The Company has an option to renew the HQ Lease for one additional five-year term. Payments under the HQ Lease are fixed.

The Company also leases equipment such as copiers and information technology equipment.

The future minimum annual lease payments under operating leases, as of September 30, 2025, are as follows:

Year ending December 31,	Amount

Remainder of 2025	$98
2026	65
Thereafter	—
Total lease payments	$163
Imputed interest	(2)
Total lease liability	$161
Less current portion of lease liability	(161)
Long-term portion of operating lease liability	$—

The current portion of the Company’s operating lease liability of $161 as of September 30, 2025, is included in Other current liabilities on the Condensed Consolidated Balance Sheets.

Lease expense was $104 and $101 for the three months ended September 30, 2025 and 2024, respectively, and $307 and $299 for the nine months ended September 30, 2025 and 2024, respectively.

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

The carrying amounts of cash and cash equivalents, accounts receivable, net, and accounts payable approximate fair value due to the short-term nature of these instruments. As of September 30, 2025 and December 31, 2024, the Company had $33,765 and $29,036, respectively, primarily in money market funds that hold U.S. government cash equivalent instruments (included in cash and cash equivalents) which were valued based on Level 1 inputs. There were no transfers between levels within the hierarchy during the three and nine months ended September 30, 2025 and the year ended December 31, 2024.

Derivative liabilities measured at fair value on a recurring basis are summarized below.

	As of
	September 30, 2025
	Fair Value	Level 1	Level 2	Level 3	Total

Derivative liability - BTI Warrants	$3,567	$—	$2,566	$1,001	$3,567
Derivative liability - OnkosXcel Warrants	38	—	—	38	38
Total derivative liabilities	$3,605	$—	$2,566	$1,039	$3,605

	As of
	December 31, 2024

	Fair Value	Level 1	Level 2	Level 3	Total

Derivative liability - BTI Warrants	$6,593	$—	$6,593	$—	$6,593
Derivative liability - OnkosXcel Warrants	40	—	—	40	40
Total derivative liabilities	$6,633	$—	$6,593	$40	$6,633

Derivative liabilities are comprised of the OnkosXcel Warrants, BTI Warrants, and Option Warrants. The fair value of the derivative liabilities was determined using Binomial Option Pricing and Distribution models for the OnkosXcel Warrants and Option Warrants, and using a Black Scholes model for the BTI Warrants.

The following table presents changes in Level 3 liabilities measured at fair value for the nine months ended September 30, 2025. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category.

	Nine months ended
	September 30,
	2025	2024

Derivative liabilities, Balance - January 1	$40	$1,905
Addition of derivative liabilities - BTI Warrant (March 2025 Accompanying Warrants)	2,831	—
Addition of derivative liabilities - Option Warrant	369	—
Termination of derivative liabilities - Option Warrant	(369)	—
Reclassification of derivative liabilities - BTI Warrant to permanent equity upon exercise	(11,548)	—
Change in fair value	9,716	(473)
Derivative liabilities, Balance - September 30	$1,039	$1,432

The change in fair value of the derivative liabilities was reported in the Condensed Consolidated Statements of Operations as Other (income) expense, net, for the three and nine months ended September 30, 2025.

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

In estimating the fair value of the derivative liability related to the BTI Warrants – March 2025 Accompanying Warrants, the valuation inputs used were a strike price of $4.20, the Company’s stock price of $2.70, volatility of 39.2% (adjusted to set the value of securities in the March 2025 Offering equal to the consideration paid), a term of 5 years and a risk-free rate of 4.01%. The Company remeasured the fair value of the remaining warrants at September 30, 2025 of $1,001, and for the three and nine months ended September 30, 2025 recorded a net loss of $586 and a net gain of $1,268, respectively, within Other (income) expense, net in the Company’s Condensed Consolidated Statements of Operations. The valuation inputs used as of September 30, 2025 were a strike price of $4.20, the Company’s stock price of $2.56, volatility of 41.0%, term of 4.4 years and risk-free rate of 3.71%.

The estimated fair value of the Credit Agreement as of September 30, 2025 and December 31, 2024 was $107,363 and $94,204, respectively. Both observable and unobservable inputs were used to determine the fair value of long-term debt, which was classified within the Level 3 category.

The following table presents the BTI warrants issued and outstanding by the Company and the corresponding balance sheet classification:

Warrant Recipient	Warrant Type	Issue Date	Exercise Price	Number of Warrants	Classification

Lenders and RIFA Purchasers	Closing Date Warrants	4/19/2022	$7.68	17	Equity
Lenders and RIFA Purchasers	2023 Warrants	12/5/2023	$7.68	4	Equity
Lenders and RIFA Purchasers	2024 Warrants	3/20/2024	$7.68	6	Equity
Armistice Capital Master Fund Ltd.	Accompanying Warrants	3/25/2024	$9.136	534	Derivative Liability
Armistice Capital Master Fund Ltd.	Accompanying Warrants	3/25/2024	$51.20	5	Derivative Liability
Armistice Capital Master Fund Ltd.	November 2024 Accompanying Warrants	11/25/2024	$7.68	846	Derivative Liability
Heights Capital Management	November 2024 Accompanying Warrants	11/25/2024	$7.68	27	Derivative Liability
Hudson Bay Capital Management	November 2024 Accompanying Warrants	11/25/2024	$7.68	27	Derivative Liability
IntraCoastal Capital, LLC	November 2024 Accompanying Warrants	11/25/2024	$7.68	13	Derivative Liability
Murchison Capital Partners, LP and assignees	March 2025 Accompanying Warrants	3/4/2025	$4.20	1,700	Derivative Liability
Total warrants issued				3,179

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

The fair value of the Accompanying Warrants at issuance on March 25, 2024 was determined using a Black-Scholes pricing model and was recorded as a derivative liability with the offset recorded as a component of stockholders’ equity in Additional-paid-in-capital in the Condensed Consolidated Balance Sheets. This fair value measurement is classified as Level 2. On November 25, 2024, 534 of the 539 Accompanying Warrants’ strike price were amended to $9.136. The Company remeasured the Accompanying Warrants’ fair value at September 30, 2025 of $916, and for the three and nine months ended September 30, 2025 recorded a net loss of $352 and a net gain of $1,405, respectively, within Other (income) expense, net in the Company’s Condensed Consolidated Statements of Operations. The valuation inputs used as of September 30, 2025 were strike prices of $9.136 and $51.20 for 534 and 5 Accompanying Warrants, respectively, the Company’s stock price of $2.56, volatility of 137.1%, term of 3.5 years and risk-free rate of 3.64%.

The fair value of the November 2024 Accompanying Warrants at issuance on November 25, 2024 was determined using a Black-Scholes pricing model and was recorded as a derivative liability with the offset recorded as a component of stockholders’ equity in Additional-paid-in-capital in the Condensed Consolidated Balance Sheets. This fair value measurement is classified as Level 2. The Company remeasured the November 2024 Accompanying Warrants’ fair value at September 30, 2025 of $1,650, and for the three and nine months ended September 30, 2025 recorded a net loss of $617 and a net gain of $2,623, respectively, within Other (income) expense, net in the Company’s Condensed Consolidated Statements of Operations. The valuation inputs used as of September 30, 2025 were a strike price of $7.68, the Company’s stock price of $2.56, volatility of 128.4%, term of 4.1 years and risk-free rate of 3.69%.

Note 15. Net Loss Per Share

Basic and diluted net loss per share are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

Net loss (numerator)	$(30,911)	$(13,650)	$(57,352)	$(48,740)
Weighted average shares (denominator)	14,196	2,649	8,992	2,366
Basic and diluted net loss per share	$(2.18)	$(5.15)	$(6.38)	$(20.60)

Potentially dilutive securities outstanding consists of stock options, RSUs and performance units, and BTI warrants. The Company had common stock equivalents outstanding are as follows:

	As of
	September 30,
	2025	2024

Stock options	350	327
Restricted stock units	115	8
Performance stock units	-	112
BTI Warrants	3,179	567
Total common stock equivalents	3,644	1,014

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

On July 7, 2023, plaintiff Katelyn Martin filed a class action complaint against the Company and certain executives in the United States District Court for the District of Connecticut, captioned Martin v. BioXcel Therapeutics, et al., 3:23-cv-00915 (D. Conn). The case has since been renamed to Hills et al v. BioXcel Therapeutics, Inc. et al. On October 4, 2023, pursuant to the Private Securities Litigation Reform Act, the court appointed two co-Lead Plaintiffs. The co-Lead Plaintiffs filed an amended complaint on December 5, 2023, alleging violations of Sections 10(b) and 20A of the Securities and Exchange Act of 1934 (the “Exchange Act”) and SEC Rule 10b-5 promulgated thereunder. On July 11, 2024, the Court dismissed the amended complaint without prejudice and, on August 1, 2024, co-Lead Plaintiffs filed a second amended complaint. The second amended complaint alleges that defendants made false or misleading statements regarding the TRANQUILITY II trial and the development of BXCL501 for an expanded indication related to the treatment of certain Alzheimer’s-related agitation. The Company moved to dismiss the second amended complaint on September 6, 2024. On February 24, 2025, while the Company’s motion to dismiss remained pending, Plaintiffs moved for leave to further amend their complaint. On September 29, 2025, the Court issued an order granting Plaintiffs’ motion for leave to amend, denying Defendants’ motion to dismiss as moot, and allowing Plaintiffs to proceed on certain of their claims. The Company filed an answer to the third amended complaint on October 28, 2025.

On November 28, 2023, Plaintiffs Pratheesan Panancherry and Jeffrey Bastress filed a stockholder derivative complaint in the United States District Court for the District of Connecticut purportedly on behalf of the Company and against Vimal Mehta, Richard I. Steinhart, Peter Mueller, June Bray, Sandeep Laumas, Michael Miller, Michal Votruba, and Krishnan Nandabalan as Defendants, and the Company as Nominal Defendant under the caption Panancherry et al v. Mehta et al, 3:23-cv-1554. Following the initial action, Plaintiffs Maria Vomvolakis (3:24-cv-3) and Kelly Fowler (3:24-cv-203) each filed separate stockholder derivative complaints in the District of Connecticut raising similar claims as Panancherry and Bastress, including business torts and violations of the Securities Exchange Act of 1934. The cases have been consolidated under the caption In re BioXcel Therapeutics, Inc. Stockholder Derivative Litigation, 3:23-cv-1554 (D. Conn.). On October 30, 2025, the Court entered the parties’ joint stipulation staying the consolidated action until the resolution of Hills v. BioXcel et al, 3:23-cv-00915 (D. Conn.).

On January 11, 2024, Plaintiff Jeremy Smith filed a stockholder derivative complaint in the United States District Court for the District of Delaware purportedly on behalf of the Company and against Vimal Mehta, Peter Mueller, June Bray, Sandeep Laumas, Michael Miller, Michal Votruba, Richard I. Steinhart, Robert Risinger, and Krishnan Nandabalan as Defendants, and the Company as Nominal Defendant under the caption Smith v. Mehta et al, 1:24-cv-00041. Following the initial action, Plaintiff Janice Korff filed a stockholder derivative complaint in the District of Delaware raising similar claims as Smith (1:24-cv-130), including business torts and violations of the Securities Exchange Act of 1934. The cases have been consolidated under the caption In re BioXcel Therapeutics, Inc. Derivative Litigation, 1:24-cv-00041 (D. Del.). On October 30, 2025, the Court entered the parties’ joint stipulation staying the consolidated action until the resolution of Hills v. BioXcel et al, 3:23-cv-00915 (D. Conn.).

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

Note 17. Segment Information

The Company views its operations and manages its business as one operating and reportable segment, utilizing artificial intelligence (“AI”) to develop transformative medicines in neuroscience and immuno-oncology. The Company is focused on utilizing cutting-edge technology and innovative research to develop high-value therapeutics aimed at transforming patients’ lives. The Company’s approach employs a unique AI platform to reduce therapeutic development costs and potentially accelerate development timelines.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

Product revenue, net	$98	$214	$386	$1,900
Less:
Cost of goods sold	$11	$1,170	$132	$1,311
Research and development costs:
Personnel and related costs	$1,841	$1,225	$5,108	$8,050
Non-cash stock-based compensation	192	884	326	2,446
Professional fees	972	1,316	2,758	4,079
Clinical trials expense	4,599	1,014	12,736	6,915
Chemical, manufacturing and controls cost	743	207	1,453	1,534
Other expenses	393	455	1,169	1,510
Total research and development costs	$8,740	$5,101	$23,550	$24,534
Commercial costs:
Personnel and related costs	88	463	251	2,415
Non-cash stock-based compensation	—	62	—	226
Professional fees	14	236	151	339
Commercial and marketing	115	279	322	907
Travel related expenses	5	99	26	302
Other expenses	12	162	(121)	576
Total commercial costs	$234	$1,301	$629	$4,765
Selling, general and administrative costs:
Personnel and related costs	773	490	$2,713	$4,227
Non-cash stock-based compensation	389	919	1,991	3,682
Professional fees	3,102	4,049	8,547	14,730
Travel related expenses	117	95	364	344
Other expenses	766	829	2,445	2,650
Total selling, general and administrative costs	$5,147	$6,382	$16,060	$25,633
Restructuring costs	194	1,553	194	2,409
Total operating expenses	$14,326	$15,507	$40,565	$58,652
Other (income) expense
Interest expense	4,373	3,790	12,588	11,097
Interest income	(236)	(616)	(745)	(2,234)
Other (income) expense, net	12,546	(4,817)	5,330	(16,875)
Segment net loss	$(30,911)	$(13,650)	$(57,352)	$(48,740)
Adjustments and reconciling items	—	—	—	—
Consolidated Net Loss	$(30,911)	$(13,650)	$(57,352)	$(48,740)

Note 18. Subsequent Events

As discussed in Note 11, Common Stock Financing Activities, the Company filed a prospectus supplement with the Securities and Exchange Commission for the offer and sale of up to $80,000 shares of common stock pursuant to the Equity Distribution Agreement with Canaccord. After September 30, 2025 but before financial statement issuance, the Company sold 1,870 shares under the Equity Distribution Agreement for gross proceeds of $4,863 and received proceeds of $4,766, net of issuance costs of $97.

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

Overview

BioXcel Therapeutics, Inc. (Nasdaq: BTAI, “the Company”) is a biopharmaceutical company built on artificial intelligence (“AI”) to develop transformative medicines in neuroscience. Our wholly owned subsidiary, OnkosXcel Therapeutics, is focused on the development of medicines in immuno-oncology. We utilize cutting-edge technology and innovative research to develop high-value therapeutics aimed at transforming patients’ lives. We developed a proprietary AI platform to reduce therapeutic development costs and potentially accelerate development timelines. Our approach leverages existing approved drugs and/or clinically evaluated product candidates together with big data and proprietary machine learning algorithms to identify new therapeutic indications. We believe this differentiated approach has proven its potential to reduce the expense and time associated with drug development in diseases with substantial unmet medical needs.

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

We have recently completed our SERENITY At-Home pivotal Phase 3 safety trial intended to support a supplemental new drug application (“sNDA”) submission to potentially expand the label of IGALMI® into the outpatient or at-home setting. On September 5, 2024, we announced the initiation of the trial, a double-blind, placebo-controlled study to evaluate the safety of a 120 mcg dose of BXCL501 in 200 patients for acute treatment of agitation associated with bipolar disorders or schizophrenia in the outpatient or at-home setting.

On August 27, 2025 we announced that the SERENITY At-Home Pivotal Phase 3 trial evaluating the safety of BXCL501, as an acute treatment for agitation associated with bipolar disorders or schizophrenia in the at-home setting, met its primary endpoint. The data from this successful study will form the basis of the sNDA submission for label expansion of IGALMI® in the at-home setting planned for early first quarter of 2026.

On September 10, 2025 we further announced positive topline exploratory efficacy data from the SERENITY At-Home Pivotal Phase 3 safety trial, which demonstrated BXCL501 had continued effects and consistent benefit with repeat dosing.

On October 10, 2025 we announced positive results from the correlation study related to exploratory efficacy outcomes from the SERENITY At-Home trial. The results demonstrated a strong correlation between the clinician assessments and the patient or caregiver (informant) assessments. The results, along with the data from the SERENITY At-Home trial, are expected to be included in the planned sNDA submission.

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

In the quarter ended September 30, 2025, we also reduced our investment in and utilization of our proprietary AI platform until additional funding is available.

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

BXCL501 Late-Stage Clinical Programs

SERENITY Program: Acute Treatment of Agitation Associated with Bipolar I or II Disorder or Schizophrenia

Under our SERENITY program, we are focused on the continued development of BXCL501 (currently marketed and commercialized as IGALMI®) as a potential treatment option for agitation associated with bipolar I or II disorder or schizophrenia in the outpatient or at-home setting. The Company has completed its SERENITY At-Home pivotal Phase 3 trial, which is designed as a double-blind, placebo-controlled study to evaluate the safety of a 120 mcg dose of BXCL501 in over 200 patients for acute treatment of agitation associated with bipolar disorders or schizophrenia in the outpatient or at-home setting.

On August 18, 2025 we announced that the Company had received positive pre-sNDA meeting responses from the U.S. Food and Drug Administration (FDA). Based on the FDA’s feedback, the Company believes that the planned sNDA regulatory package will be sufficient to support the sNDA submission, which remains on track for early first quarter of 2026.

The primary purpose of the planned meeting was to gain alignment with the FDA regarding the content and format of the Company’s planned sNDA submission for the at-home (outpatient) use of BXCL501, including the clinical, nonclinical, and chemistry and manufacturing and controls (CMC) requirements. The Company concludes that the objectives of the pre-sNDA meeting have been accomplished based on the FDA’s written responses and has determined that the meeting, originally scheduled for August 20, 2025, was no longer required. The pre-sNDA preliminary meeting comments received from FDA on August 14, 2025, will serve as the official record. Acceptance of the sNDA will be subject to the FDA’s review of the complete filing.

On August 27, 2025 we announced that the SERENITY At-Home Pivotal Phase 3 trial evaluating the safety of BXCL501, the Company’s proprietary, sublingual film formulation of dexmedetomidine, as an acute treatment for agitation associated with bipolar disorders or schizophrenia in the at-home setting, met its primary endpoint. The data from this successful study will form the basis of the sNDA submission for label expansion of IGALMI® in the at-home setting.

SERENITY At-Home Topline Summary

●	Summary of agitation episodes:
●	A total of 246 patients randomized
●	Data collected 2,628 agitation episodes in 215 patients
●	Treated 2,437 episodes in 208 patients
●	168 patients (81%) completed the full 12-week trial
●	Average of 11.7 agitation episodes recorded per treated patient
●	All patients were able to successfully self-administer the film
●	Distribution of enrolled patients was 45% bipolar disorders and 55% schizophrenia

SERENITY AT-Home Primary Endpoint Data

The 120 mcg dose of BXCL501 was well-tolerated in patients with episodes of agitation in the outpatient setting and met the primary objective. This tolerability outcome was observed across repeat dosing and through the duration of the trial.

●	No discontinuations due to tolerability in the BXCL501 arm
●	Adverse event profile consistent with approved IGALMI® label and multiple clinical trials in the institutional setting
●	No drug-related serious adverse events (SAEs), syncopes or falls reported
●	No new or unexpected treatment emergent adverse events (TEAEs)
●	No severe TEAEs associated with BXCL501 treatment and most TEAEs were mild
●	No trend of more frequent AEs over time or with repeat dosing

●	Tolerability remained consistent throughout the repeat dosing in the trial

BXCL501 120 mcg Tolerability Profile Consistent with IGALMI® Label

Treatment-Emergent Adverse Events [2]	Serenity I & II (IGALMI® Label1)		Serenity At-Home Adverse Event by Dose (Episode)[1]
	Single Dose		First Dose		All Doses (2437 episodes)
	IGALMI® N=255 n (%)	Placebo N=252 n(%)	BXCL501 N=102 n (%)	Placebo N=106 n (%)	BXCL501 N=1160 n (%)	Placebo N=1277 n (%)
Somnolence [3]	56 (22%)	16 (6%)	23 (22.5%)	18 (17%)	161 (13.9%)	103 (8.1%)
Oral Paresthesia/Hypoesthesia	14 (6%)	2 (1%)	2 (2.0%)	1 (0.9%)	6 (0.5%)	1 (0.1%)
Dizziness	10 (4%)	2 (1%)	5 (4.9%)	1 (0.9%)	19 (1.6%)	2 (0.2%)
Dry mouth	19 (7%)	3 (1%)	7 (6.9%)	1 (0.9%)	56 (4.8%)	24 (1.9%)
Nausea	6 (2%)	4 (2%)	1 (1.0%)	0(0%)	6 (0.5%)	1 (0.1%)
Headache	12 (5%)	12 (5%)	0 (0%)	2 (1.9%)	4 (0.3%)	4 (0.3%)

1 SERENITY I and II evaluated a single agitation episode in patient in clinic. SERENITY AT-Home evaluated 2437 episodes in 208 patients. Adverse events are presented on an episode basis as each episode was evaluated as an independent event. Only AEs observed in Serenity At-Home Pivotal Phase 3 trial are listed

2 AEs within 24 hours following dosing

3 Includes fatigue

BXCL501 Tolerability Profile Consistent with Repeat Dosing1

	Doses 1-3		Doses 4 to 12		Doses 13 and beyond
Treatment-Emergent Adverse Event [2]	BXCL501 N=265 n (%)	PLACEBO N=274 n (%)	BXCL501 N=398 n (%)	PLACEBO N=483 n (%)	BXCL501 N= 496 n (%)	PLACEBO N=517 n (%)
Somnolence [3]	58 (22.0%)	43 (16.0%)	61 (15.3%)	52 (10.8%)	42 (8.5%)	8 (1.5%)
Oral Paresthesia/Hypoesthesia	4 (1.5%)	1 (0.4%)	2 (0.5%)	0 (0%)	0 (0%)	0 (0%)
Dizziness	10 (3.8%)	1 (0.4%)	7 (1.8%)	1 (0.2%)	2 (0.4%)	0 (0%)
Dry mouth	14 (5.3%)	2 (0.7%)	29 (7.3%)	2 (0.4%)	13 (2.6%)	20 (3.9%)
Nausea	1 (0.4%)	1 (0.4%)	3 (0.8%)	0 (0%)	2 (0.4%)	0 (0%)
Headache	3 (1.1%)	2 (0.7%)	0 (0%)	2 (0.4%)	1 (0.2%)	0 (0%)

1Adverse events are presented on an episode basis

2AEs within 24 hours following dosing

3 Includes fatigue

BXCL501 Tolerability Profile Consistent over the Trial Duration

	Weeks 1 to 4		Weeks 5 to 8		Weeks 9 to 12
Treatment-Emergent Adverse Event[2]	BXCL501 N=452 n (%)	PLACEBO N=473 n (%)	BXCL501 N=369 n (%)	PLACEBO N=432 n (%)	BXCL501 N=337 n (%)	PLACEBO N=368 n (%)
Somnolence[3]	74 (16.4%)	53 (11.2%)	47 (12.7%)	29 (6.7%)	36 (10.7%)	19 (5.2%)
Oral Paresthesia/Hypoesthesia	6 (1.3%)	1 (0.2%)	0 (0%)	0 (0%)	0 (0%)	0 (0%)
Dizziness	13 (2.9)	2 (0.4%)	3 (0.8%)	0 (0%)	3 (0.9%)	0 (0%)
Dry mouth	25 (5.5%)	2 (0.4%)	20 (5.4%)	10 (2.3%)	11 (3.3%)	12 (3.3%)
Nausea	3 (0.7%)	1 (0.2%)	2 (0.5%)	0 (0%)	1 (0.3%)	0 (0%)

1Adverse events are presented for agitation episodes in the weeks indicated

2AEs within 24 hours following dosing

3 Includes fatigue

On September 10, 2025, we announced positive topline exploratory efficacy data from the SERENITY At-Home Pivotal Phase 3 safety trial, which demonstrated BXCL501 had continued effects and consistent benefit with repeat dosing. The trial in the home setting evaluated 120 mcg dose of BXCL501, the Company’s proprietary, sublingual film formulation of dexmedetomidine, IGALMI®, for treatment of agitation associated with bipolar disorders or schizophrenia. While this trial was not powered for efficacy assessments, continued effects and consistent benefits with repeat dosing seen in the trial further support the potential of BXCL501 for use in the outpatient setting.

Effect Across Total Number of Agitation Episodes

Across 2,433 treated episodes in the trial, BXCL501 demonstrated a significant mean reduction in the modified Clinical Global Impression–Severity (mCGI-S) score from baseline compared to placebo at 2 hours (p<.05).

Effect Across Severity of Agitation Episodes

Patients experienced a complete resolution of agitation symptoms measured by mCGI-S at significantly higher rates with BXCL501 compared to placebo across severity of agitation episodes, with an overall resolution of 50% in the BXCL501 arm, compared to 33% on placebo (p <.0001). Severe agitation episodes fully resolved (no agitation) in 61% of episodes in the BXCL501 arm, compared to 18% on placebo (p <.0001). Moderate agitation episodes fully resolved in 43% of cases for patients in the BXCL501 arm, compared to 34% on placebo (p <.0005). Mild agitation episodes fully resolved in 60% of cases for patients in the BXCL501, compared to 40% on placebo (p <.0001). In sum, complete resolution of agitation was significantly higher with BXCL501 compared to placebo regardless of agitation episode severity.

Effect Across Number of Treated Agitation Episodes

The mean reduction in agitation symptoms experienced by patients following administration of BXCL501 was maintained throughout repeated dosing in the trial. There was a mean reduction in mCGI-S score of 1.2 following the first 12 doses and a mean reduction of 1.4 following 13 or more doses of BXCL501. This underscores the potential of BXCL501 to continue to provide benefit across repeated dosing.

Efficacy Across Duration of the Trial

The reduction in agitation symptoms experienced by patients following administration of BXCL501 was also maintained throughout the trial’s duration. Evaluating the 12-week trial period on a time-based scale, agitation episodes treated with BXCL501 during weeks 1-4, 5-8 and 9-12 all had a mean reduction in mCGI-S score of 1.3. This underscores the potential of BXCL501 to maintain a sustained benefit across longer treatment durations.

On October 14, 2025 We announced positive results from the correlation study related to exploratory efficacy outcomes from the SERENITY At-Home trial. The results, along with the data from the SERENITY At-Home trial, are expected to be included in the planned sNDA submission.

The standard method for measuring acute agitation associated with schizophrenia and bipolar disorder is the Positive and Negative Syndrome Scale – Excited Component (PEC) administered by a trained clinician, which was used in the Serenity I & II Pivotal Trials. In order to evaluate BXCL501 for continued clinical effect with repeat dosing in the at-home setting using an exploratory efficacy measurement, the Company, in consultation with FDA, developed the modified CGI-S (mCGI-S) scale, which can be scored by patients and/or caregivers. The study assessed the correlation between PEC and mCGI-S in this prospective, open label, in-clinic trial in 33 patients.

The results demonstrated a strong correlation between the clinician assessments and the patient or caregiver (informant) rated outcomes, providing support for using mCGI-S to assess efficacy in the outpatient setting. A statistically significant and strong correlation between the PEC and mCGI-S with a correlation of ρ=0.89; p<0.0001 for patients and ρ=0.88; p<0.0001 for informants was observed.

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

Based on subsequent meetings with and feedback from the FDA, we plan to generate additional Phase 3 efficacy and safety data, in relevant care-facility settings and across severity of dementia, in our TRANQUILITY In-Care trial.  On September 5, 2024, we submitted to the FDA the proposed protocol for the trial, a double-blind, placebo-controlled study to evaluate the efficacy and safety of a 60 mcg dose of BXCL501 for acute treatment of AAD in the care setting. On November 12, 2024, we announced that we had received FDA feedback on the proposed protocol. The Company is advancing plans for initiation of the trial upon funding and has received proposals from CROs to prepare for trial initiation. At a future meeting with the FDA, we plan to further discuss our trial design and the details of the requirement for long-term safety data.

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

Opioid Use Disorder (“OUD”)

As the Company previously announced, NIDA awarded a grant to Columbia University to fund clinical testing of BXCL501 as a potential treatment for mitigation of opioid withdrawal symptoms in patients diagnosed with OUD. The original 160-patient, three-site, four-arm study is a randomized, double-blind, double-dummy inpatient study comparing BXCL501 (180 mcg and 240 mcg BID), lofexidine (as a positive control), and placebo. The study’s goal is to evaluate the safety and efficacy of BXCL501 relative to lofexidine and placebo in subjects with OUD.  A majority of OUD patients participating in the study are anticipated to be exposed to fentanyl adulterated or associated with xylazine. To date, four different sites have recruited, enrolled, and dosed patients diagnosed with OUD who are physically dependent on opioids, including prescription opioids. The Company is supplying BXCL501 for the study, which is sponsored by Columbia University. The study was subsequently stopped at 80 patients, or approximately one-half the original total, and the results are currently being analyzed. We expect that the results from the current study will read out in the fourth quarter of 2025.

Alcohol Use Disorder (“AUD”) with Comorbid Post-traumatic Stress Disorder (“PTSD”)

In December 2020, the Veterans Affairs Connecticut Healthcare System and Yale University Medical School were awarded a grant by the U.S. Department of Defense’s Congressionally Directed Medical Research Program with the overall objective to evaluate BXCL501 in patients who suffer from AUD with comorbid PTSD. The Company provided BXCL501 for the inpatient Alcohol Interaction Study, which has been completed. Yale has received approval from the Institutional Review Board (“IRB”) and allowance from the FDA to proceed with a trial to evaluate the effects of up to

80 mcg BID of BXCL501 per day for 28 days on alcohol consumption, PTSD symptoms, cognitive function, memory, sleep, and mood in patients diagnosed with mild, moderate, or severe AUD and who meet Criterion A for comorbid PTSD. The outpatient study has received funding approval from the Pharmacotherapies for Alcohol and Substance Use Disorders Alliance (funded through a Cooperative Agreement between the U.S. Department of Defense Congressionally Directed Medical Research Program and RTI International). Patient screening and enrollment is expected to begin in 2025, with the study expected to begin before the end of 2025. Study results may be used to inform a Phase 3 study in patients diagnosed with PTSD intended to commence with support by the Department of Defense Congresionally Directed Medical Research Program.

Acute Stress Disorder (“ASD”)

On October 15, 2024, we announced a U.S. Department of Defense grant to the University of North Carolina at Chapel Hill (“UNC”) through award contract HT94252411108 to fund a study of BXCL501 for treating ASD. The award provides approximately $2,827 to the UNC Institute for Trauma Recovery from September 15, 2024 through September 14, 2026 to evaluate the potential efficacy of BXCL501 to reduce ASD symptom severity and/or posttraumatic neuropsychiatric symptoms. The double-blind, placebo-controlled trial is expected to enroll 100 patients experiencing ASD resulting from motor vehicle collisions beginning in the second half of 2025, with BXCL501 supplied by the Company.

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

We have multiple patent families filed to protect our neuroscience program, including BXCL501. As of November 1, 2025, our neuroscience patent portfolio included three Patent Cooperation Treaty (“PCT”) applications not yet in national phase, 11 U.S. utility applications, 17 issued U.S. utility patents, 46 pending non-U.S. utility applications, 26 allowed or granted non-U.S. patents (including four in Japan), one pending U.S. design patent application, and two registered design patents in Japan. Fourteen U.S. utility patents, directed to our proprietary sublingual film formulation of dexmedetomidine and methods of treating agitation, are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the “Orange Book”) for IGALMI® with expiration dates between 2037 and 2043. In the formulation family, we have granted or allowed patents in China, Europe, Eurasia, Japan, Mexico, and the U.S., and pending applications in the U.S., China, and other major markets. We expect that patents issued in this family will expire no earlier than 2039. We have also filed applications in additional patent families that are relevant to BXCL501. We have one granted European patent and applications pending in the U.S. and Japan directed to methods of treating insomnia using sublingual dexmedetomidine. We expect that patents issued from these applications will expire no earlier than 2035. We also have granted patents and pending applications filed in major markets, including the U.S., Europe, Japan, and China, directed to methods of treating agitation. We expect that patents issued from these applications will expire between 2039 and 2043. We also have three PCT applications directed to treating mania, depression, stress, and agitation. If patents are issued from those cases, we expect them to expire no earlier than 2044.

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

Immuno-Oncology

On April 19, 2022, we announced the formation of a wholly owned subsidiary, OnkosXcel Therapeutics (“OnkosXcel”) to develop potentially transformative medicines in oncology. OnkosXcel uses proprietary AI capabilities to drive the capital-efficient development of innovative anti-cancer therapeutics. The Company is continuing to evaluate strategic options for OnkosXcel and further work on the immuno-oncology programs described below has been paused.

Our approach to drug discovery leverages the application and methodology of our proprietary AI-based research and development platform with the aim of efficiently identifying and developing immuno-oncology product candidates. We believe that BXCL701 reflects the potential of this discovery approach in immuno-oncology. BXCL701 is an investigational, oral innate immune activator which demonstrated a 25% composite response rate in a Phase 2a clinical trial to treat patients with small cell neuroendocrine carcinoma (“SCNC”) phenotype metastatic castration-resistant prostate cancer (“mCRPC”). On February 12, 2024, the Company announced that the FDA designated as a Fast Track development program the investigation of BXCL701 in combination with a checkpoint inhibitor for the treatment of patients with metastatic SCNC with progression on chemotherapy and no evidence of microsatellite instability. We have finalized a potential registrational trial design in mCRPC patients with SCNC phenotype. However due to our Clinical Prioritization, further planning on the trial has been paused.

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

BXCL701 as a Potential Treatment for Other Cancers

In addition to its potential use in combination with CPIs to treat mCRPC, an immunologically cold tumor, we are developing BXCL701 as a therapeutic for pancreatic cancer, and other solid tumors with greater, or “non-cold,” immunological activity that are nonetheless regarded as difficult-to-treat, and hematological malignancies. We believe the synergistic potential of BXCL701 and CPIs, when administered in combination, could increase cancer cell susceptibility to an enhanced immune response, potentially increasing the clinical benefit of CPIs, whose single-agent efficacy in treating these tumor types is generally viewed to be limited to between 13% and 30% of cancer patients and the duration of response to treatment is often short. As such, we envision the potential therapeutic benefit of BXCL701 increasing the sensitivity of cold tumors to CPI therapy, enabling the potential treatment of a range of cancers including pancreatic cancer, breast cancer, colorectal cancer, and ovarian cancer, as well as enhancing the depth of response to CPIs in other cancers. Based on the preclinical observation that BXCL701 showed direct cytotoxic activity against certain leukemic cells, an investigator sponsored trial was pursued at the Dana Farber Cancer Institute.

Pancreatic Cancer

The American Cancer Society estimated that in 2024, approximately 66,000 cases of pancreatic cancer were expected to be diagnosed in the U.S. We are supporting a Phase 2 investigator-sponsored trial (“IST”) sponsored by Georgetown Lombardi Comprehensive Cancer Center (“Georgetown Lombardi”), designed to evaluate the use of BXCL701 along with pembrolizumab to treat pancreatic cancer. Few therapeutic options are available for patients with this disease, which has a five-year survival rate of less than 10%, among the lowest of all cancers. Pancreatic cancer has among the highest levels of overexpression and amplification of DPPs. Preclinical models demonstrated synergy between DPP inhibition with BXCL701 and anti-PD-1 antibody in the pancreatic cancer tumor microenvironment. Based on these preclinical observations, Georgetown Lombardi has initiated a Phase 2 IST to assess the safety of BXCL701 when administered in combination with pembrolizumab (safety lead-in), as well as to estimate the 18-week progression-free survival rate (primary objective of the efficacy phase) in previously treated metastatic pancreatic ductal adenocarcinoma. This trial started in the third quarter of 2023. On February 6, 2024, we announced the completion of patient enrollment in the safety lead-in portion of the trial. As part of the trial’s safety lead-in, the first six patients have been enrolled and will be observed for a six-week safety window period. The trial is then expected to enroll approximately 39 patients in its efficacy phase in a Simon 2-stage single-arm, open-label design (19 patients in stage 1 and 20 patients in stage 2). Patients will be monitored radiographically and by tumor markers for response assessment. Tumor biopsies and blood samples will also be collected over the course of treatment to better understand the potential mechanism of action for the combination. As 6 or fewer patients achieved progression free responses out of 19 at 18 weeks, the study is now closed and will be amended for futility.

Relapsed or Refractory AML

The American Cancer Society estimated that in 2024, approximately 21,000 new cases of AML were expected to be diagnosed in the U.S. We are supporting a Phase 1b IST sponsored by the Dana-Farber Cancer Institute (“Dana-Farber”) designed to evaluate the use of BXCL701, along with the current standard of care to treat relapsed or refractory AML. We believe that pyroptosis triggered by BXCL701 may provide potent single agent cytotoxicity directed towards AML. We also believe that DPP9 copy number may provide an actionable biomarker, as high copy number has been observed to correlate with BXCL701 toxicity in human AML cell lines. DPP8/9 inhibition has been shown to be cytotoxic to THP-1 cells, monocytic cancer cells cultured from a patient with AML, but not other cell lines, suggesting a specific vulnerability of AML to these inhibitors which we believe can be exploited for therapeutic benefit. Based on these preclinical observations, Dana-Farber has initiated a Phase 1b trial to assess the safety of BXCL701 and to determine the maximum tolerated dose or the RP2D of BXCL701 as a single agent in AML. This trial started in the first quarter of 2023. The study was closed on August 31, 2025. At the time of study closure, the final cohort (BXCL701 0.4 mg BID;0.8 mg total daily dose) had been open since January 2025 and had enrolled two-thirds of patients. PK/PD analysis of samples is being pursued to see if the higher doses were delivered using this new dosing schedule.

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

We expense research and development costs as incurred.

Our research and development costs by program for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Direct external costs
BXCL501	$6,141	$2,089	$16,487	$10,112
BXCL701	102	208	163	1,638
Other research and development programs	42	197	274	663
Total direct external costs	$6,285	$2,494	$16,924	$12,413
Internal personnel costs	2,032	2,109	5,433	10,497
Sub-total direct costs	$8,317	$4,603	$22,357	$22,910
Indirect costs and overhead	423	498	1,193	1,624
Total research and development expenses	$8,740	$5,101	$23,550	$24,534

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

Management believes that, after giving effect to the Reprioritization and additional restructuring activities completed, the Company’s cash, cash equivalents and restricted cash of $37,320 as of September 30, 2025 and proceeds subsequently raised pursuant to the ATM Program, will allow the Company to fund its operations and meet its liquidity requirements into the first quarter of 2026.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

Product Revenue, Net

Commercial sales of IGALMI® launched in July 2022. As part of the Company’s Reprioritization, the IGALMI® commercial team shifted focus to a hospital/contracting strategy with a Corporate Account Director (“CAD”) team. The goal of the realigned CAD team is to work with large hospital/Integrated Delivery Network (“IDN”) and drive sales utilizing a top-down approach, allowing the Company to continue to make inroads into the institutional market in a more cost-efficient manner. IGALMI® product revenue, net was $98 and $214 in the three months ended September 30, 2025 and 2024, respectively. The decrease in sales was primarily due to a reduction in bulk sales to existing customers, an increase in GPO discounts, and a reduction in commercial activities due to the Clinical Prioritization in May 2024 and September 2024.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2025 and 2024, were $11 and $1,170, respectively. Cost of goods sold is related to the costs to produce, package and deliver IGALMI® to customers, as well as costs related to excess or obsolete inventory. We entered into a commercial supply agreement with ARx, LLC (“ARx”) pursuant to which ARx has agreed to exclusively manufacture and supply us with all of our worldwide demand of film formulation of Dex to be used for the commercial supply of IGALMI® and for ongoing clinical trials of our product candidate BXCL501, subject to certain alternative supply provisions. The decrease in Cost of goods sold for the three months ended September 30, 2025 is the result of lower charges for reserves for excess or obsolete inventory compared to the same period in 2024. Charges for reserves for excess or obsolete inventory were $0 and $1,157 in the three months ended September 30, 2025 and 2024, respectively.

Research and Development Expense

Research and development expenses for the three months ended September 30, 2025 and 2024 were as follows:

	Three months ended
	September 30,
	2025	2024	Change	% Change

Personnel and related costs	$1,841	$1,225	$616	50%
Non-cash stock-based compensation	192	884	(692)	(78)%
Professional fees	972	1,316	(344)	(26)%
Clinical trials expense	4,599	1,014	3,585	354%
Chemical, manufacturing and controls cost	743	207	536	259%
Other expenses	393	455	(62)	(14)%
Total research and development expenses	$8,740	$5,101	$3,639	71%

The overall increase of $3,639 for the three months ended September 30, 2025 relative to the same period in 2024 was primarily attributable to:

●	Increased clinical trials expense due to the ongoing SERENITY At-Home pivotal Phase 3 safety trial in the third quarter of 2025 intended to support a supplemental new drug application to potentially expand the label of IGALMI® into the outpatient or at-home setting.
●	Increased personnel and related costs as a result of the issuance of the retention bonus to existing employees in 2025.
●	Decreased non-cash stock compensation costs as a result of lower headcount.
●	Decreased professional fees due to lower pharmacology costs, research and discovery costs, toxicology, and consulting costs.
●	Increased chemistry, manufacturing and controls (“CMC”) costs.

Following IGALMI®’s approval by the FDA, we capitalize costs related to commercial production of IGALMI® as inventory and expense those CMC costs related to clinical trials.

Selling, General and Administrative Expense

Selling, general and administrative expenses for the three months ended September 30, 2025 and 2024 were as follows:

	Three months ended
	September 30,
	2025	2024	Change	% Change

Personnel and related costs	$861	$953	$(92)	(10)%
Non-cash stock-based compensation	389	981	(592)	(60)%
Professional fees	3,116	4,285	(1,169)	(27)%
Commercial and marketing	115	279	(164)	(59)%
Insurance	363	403	(40)	(10)%
Other expenses	537	782	(245)	(31)%
Total selling, general and administrative expenses	$5,381	$7,683	$(2,302)	(30)%

The overall decrease of $2,302 for the three months ended September 30, 2025, relative to the same period in 2024 was primarily attributable to:

●	Decreased professional fees, primarily related to lower legal costs in 2025 compared to 2024 and reductions in consulting for the three months ended September 30, 2025.
●	Decreased personnel and related costs as a result of the Clinical Prioritization in May 2024 and September 2024, partially offset by the expenses associated with the accrual of retention bonuses.
●	Decreased other expenses, primarily travel expenses, as a result of lower headcount.
●	Decreased non-cash stock compensation costs as a result of lower headcount.
●	Decreased commercial and marketing expense.

Other Expense (Income)

Interest expense increased to $4,373 for the three months ended September 30, 2025 from $3,790 in the same period in 2024 primarily due to higher debt balances and interest rates under the Credit Agreement. The expense was partially offset by lower interest income earned on lower levels of cash and cash equivalents that were held primarily in short-term money market funds. Interest income decreased to $236 for the three months ended September 30, 2025 compared to $616 for three months ended September 30, 2024, due to lower average cash balances during the year. Other (income) expense, net is primarily associated with changes in fair value of derivative financial instruments for the period, which relate to instruments associated with the Credit Agreement and the Company’s registered direct equity offerings.

Comparison of the Nine Months Ended September 30, 2025 and 2024

Product Revenue, Net

IGALMI® product revenue, net was $386 and $1,900 in the nine months ended September 30, 2025 and 2024, respectively. The decrease in sales was primarily due to a reduction in bulk sales to existing customers, an increase in GPO discounts, and a reduction in commercial activities due to the Clinical Prioritization in May 2024 and September 2024.

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2025 and 2024, were $132 and $1,311, respectively. Cost of goods sold is primarily related to the costs to produce, package and deliver IGALMI® to customers, as well as costs related to excess or obsolete inventory. The decrease in Cost of goods sold for the nine months ended September 30, 2025 is the result of lower charges for reserves for excess or obsolete inventory compared to the same period in 2024. Charges for reserves for excess or obsolete inventory were $95 and $1,202 in the nine months ended September 30, 2025 and 2024, respectively.

Research and Development Expense

Research and development expenses for the nine months ended September 30, 2025 and 2024 were as follows:

	Nine months ended
	September 30,
	2025	2024	Change	% Change

Personnel and related costs	$5,108	$8,050	$(2,942)	(37)%
Non-cash stock-based compensation	326	2,446	(2,120)	(87)%
Professional fees	2,758	4,079	(1,321)	(32)%
Clinical trials expense	12,736	6,915	5,821	84%
Chemical, manufacturing and controls cost	1,453	1,534	(81)	(5)%
Other expenses	1,169	1,510	(341)	(23)%
Total research and development expenses	$23,550	$24,534	$(984)	(4)%

The overall decrease of $984 for the nine months ended September 30, 2025 relative to the same period in 2024 was primarily attributable to:

●	Increased clinical trials expense due to the execution of the SERENITY At-Home pivotal Phase 3 safety trial into September 2025 intended to support a supplemental new drug application to potentially expand the label of IGALMI® into the outpatient or at-home setting.
●	Decreased personnel and related costs as a result of our Clinical Prioritization in May 2024 and September 2024.
●	Decreased non-cash stock compensation costs as a result of lower headcount coupled with reversals in accelerated stock compensation expense for employees terminated in the first quarter of 2025 resulting in a net $514 decrease.
●	Decreased professional fees due to lower pharmacology costs, research and discovery costs, toxicology, and consulting costs.
●	Decreased chemistry, manufacturing and controls (“CMC”) costs.

Following IGALMI®’s approval by the FDA, we capitalize costs related to commercial production of IGALMI® as inventory and expense those CMC costs related to clinical trials.

Selling, General and Administrative Expense

Selling, general and administrative expenses for the nine months ended September 30, 2025 and 2024 were as follows:

	Nine months ended
	September 30,
	2025	2024	Change	% Change

Personnel and related costs	$2,964	$6,642	$(3,678)	(55)%
Non-cash stock-based compensation	1,991	3,908	(1,917)	(49)%
Professional fees	8,698	15,069	(6,371)	(42)%
Commercial and marketing	322	907	(585)	(64)%
Insurance	1,095	1,195	(100)	(8)%
Other expenses	1,619	2,677	(1,058)	(40)%
Total selling, general and administrative expenses	$16,689	$30,398	$(13,709)	(45)%

The overall decrease of $13,709 for the nine months ended September 30, 2025, relative to the same period in 2024 was primarily attributable to:

●	Decreased personnel and related costs as a result of the Clinical Prioritization in May 2024 and September 2024.
●	Decreased professional fees, primarily related to lower legal costs in 2025 compared to 2024 and reductions in consulting for the nine months ended September 30, 2025.
●	Decreased non-cash stock based compensation costs as a result of lower headcount.
●	Decreased other expenses, primarily travel expenses, as a result of lower headcount.
●	Decreased commercial and marketing expense.

Other Expense (Income)

Interest expense increased to $12,588 for the nine months ended September 30, 2025 from $11,097 in the same period in 2024 primarily due to higher debt balances and interest rates under the Credit Agreement. The expense was partially offset by lower interest income earned on lower levels of cash and cash equivalents that were held primarily in short-term money market funds. Interest income decreased to $745 for the nine months ended September 30, 2025 compared to $2,234 for nine months ended September 30, 2024, due to lower average cash balances during the year. Other (income) expense, net is primarily associated with changes in fair value of derivative financial instruments for the period, which relate to instruments associated with the Credit Agreement and the Company’s registered direct equity offerings.

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

Liquidity and Capital Resources

As of September 30, 2025, we had cash, cash equivalents and restricted cash of $37,320, working capital of $6,599 and stockholders’ deficit of $88,919. Net cash used in operating activities was $43,405 and $57,218 for the nine months ended September 30, 2025 and 2024, respectively. We incurred losses of approximately $57,352 and $48,740 for the nine months ended September 30, 2025 and 2024, respectively. We will need to generate significant product revenues to achieve profitability. Our history of significant losses, negative cash flows from operations, potential near-term increased covenant-driven amortization payments or full repayment obligations under our Credit Agreement, the regulatory event of default triggers under the Credit Agreement, other funding requirement covenants under the Credit Agreement, limited liquidity resources currently on hand, and dependence on our ability to obtain additional financing to fund our operations after the current resources are exhausted, about which there can be no certainty, have resulted in management’s assessment that there is substantial doubt about our ability to continue as a going concern for a period of at least 12 months from the issuance date of the financial statements included in this Quarterly Report on Form 10-Q.

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

As of September 30, 2025, $80,000 remains available for borrowing if the milestones above are met.

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

In connection with the Fifth Amendment and the required capital raises described in the preceding paragraph, the Lenders agreed to modify the Credit Agreement’s minimum liquidity covenant to require minimum cash liquidity of $7,500 (instead of $25,000) from and after the closing of Raise 1 until March 30, 2025. On March 31, 2025, the minimum liquidity amount increased to $10,000 and on September 30, 2025, the minimum liquidity amount increased to $15,000.

In connection with the Fifth Amendment, the Company made the required one-time amortization payment of $2,500 principal amount, together with accrued and unpaid interest and a portion of the prepayment fee and other fees payable by December 31, 2024.

The Fifth Amendment also modified the interest rate of the loans provided under the Credit Agreement from a floating rate of Term SOFR plus 7.50% per annum, to a fixed rate of 13% per annum, retroactive to and effective as of September 30, 2024. For the quarterly payment dates ending December 31, 2024, March 31, 2025, and June 30, 2025, the Company had the ability to make interest payments of up to 10% per annum “in-kind” by capitalizing and adding such interest to the outstanding principal amount of the loans under the Credit Agreement. In addition, pursuant to the

Fifth Amendment, the Company will be required to make quarterly amortization payments equal to 5.0% of the principal amount of funded loans, together with applicable prepayment fees, beginning on March 31, 2026.

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

As of September 30, 2025, we had aggregate principal indebtedness of $112,156 outstanding under the Credit Agreement.

Company Warrants and Registration Rights Agreement

Prior to the Fifth Amendment, pursuant to the Credit Agreement, the Lenders had the right to purchase shares of our common stock, so long as borrowings under the Credit Agreement are outstanding, for a purchase price of $5,000 at a price per share equal to a 10% premium to the volume-weighted average price of the common stock over the 30 trading days prior to the Lenders’ election to proceed with such equity investment (the “Equity Investment Right”). The Equity Investment Right was terminated as part of the Fifth Amendment. Also, in connection with the closing of the Fifth Amendment, the Company agreed to, substantially concurrently with the closing of Raise 1, grant new warrants to the Lenders to purchase an aggregate of 313 shares of common stock, at an exercise price of $0.16 per share (the “New Warrants”). During the the nine months ended September 30, 2025, the Company issued 284 shares of Common Stock in connection with the cashless exercises of the 313 New Warrants.

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

See Note 9, Debt and Credit Facilities included elsewhere in this Quarterly Report on Form 10-Q for additional information relating to the Credit Agreement and RIFA, including applicable interest rates, payment obligations and certain restrictive and financial covenants thereunder. As of September 30, 2025, we were in compliance with all restrictive and financial covenants under the Credit Agreement.

ATM Program - Jeffries

In May 2021, we entered into the Sale Agreement with Jefferies pursuant to which we could offer and sell shares of our common stock, having an aggregate offering price of up to $100,000, from time to time, through an “at the market offering” program under which Jefferies will act as sale agent. On November 1, 2023, we entered into an amendment to the Sale Agreement with Jefferies to increase the size of the “at the market offering” program; pursuant to the Sale Agreement, as amended, we can offer and sell shares of our common stock having an aggregate offering price of up to $150,000 (excluding any shares of common stock already sold in the “at the market offering” program prior to the date of the amendment), from time to time, through an “at the market offering” program under which Jefferies will act as sale agent. We terminated the Sales Agreement with Jefferies on March 26, 2025. There were no sales of the Company’s common stock under the Sale Agreement for the three and nine months ended September 30, 2025. For the three months ended September 30, 2024, the Company sold 22 shares under the Sale Agreement for gross proceeds of $467 and received proceeds of $453, net of issuance costs of $14. For the nine months ended September 30, 2024, the Company sold 240 shares under the Sale Agreement for gross proceeds of $7,682 and received proceeds of $7,451, net of issuance costs of $231.

ATM Program - Canaccord

In April 2025, we entered into an Equity Distribution Agreement with Canaccord to sell shares of the Company’s common stock, with aggregate gross sales proceeds of up to $8,135, from time to time, through an “at the market” equity offering program under which Canaccord will act as sales agent. For the three months ended September 30, 2025, the Company sold 4,627 shares of its common stock for a gross amount of $7,991, incurred issuance costs of $240, and received net proceeds of $7,751. For the nine months ended September 30, 2025, the Company sold 4,724 shares of its common stock for a gross amount of $8,130, incurred issuance costs of $244, and received net proceeds of $7,886.

In August 2025, the Company increased the maximum amount of shares that are eligible to be sold pursuant to the Equity Distribution Agreement to allow for the offer and sale of up to $3,500 of its common stock. For the three and nine months ended September 30, 2025, the Company sold 1,050 shares for gross proceeds of $3,500 and received proceeds of $3,395, net of issuance costs of $105. Following the sale of common stock, the Company raised sufficient net proceeds to satisfy the Raise 3 requirement under the Fifth Amendment to the Credit Agreement.

In August, 2025, the Company filed a prospectus supplement with the Securities and Exchange Commission for the offer and sale of up to $80,000 shares of common stock pursuant to the Equity Distribution Agreement. For the three and nine months ended September 30, 2025, the Company sold 3,984 shares for gross proceeds of $17,082 and received proceeds of $16,740, net of issuance costs of $342.

Cash Flows

	Nine months ended September 30,
	2025	2024
Cash (used in) provided by:
Operating activities	$(43,405)	$(57,218)
Investing activities	$—	$—
Financing activities	$50,871	$32,384

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2025 was $43,405 and was primarily attributable to our net loss of $57,352, in part offset by $5,434 in payable in kind interest on our credit agreement, a $5,319 decrease in the change in the fair value of our derivative liability, $2,317 in non-cash stock-based compensation, and $1,183 in accretion of debt discount and amortization of financing costs.

Net cash used in operating activities for the nine months ended September 30, 2024 was $57,218 and was primarily attributable to our net loss of $48,740, a $736 decrease in accrued interest, a $997 decrease in accounts payable, accrued expenses, due to related parties and other current liabilities a $1,017 increase in prepaid expenses, other current assets and other assets, and a $16,884 change in the fair value of derivative liabilities, partially offset by a $466 decrease in inventory, a $68 decrease in accounts receivable, $6,355 of non-cash stock-based compensation, and $3,821 of payable-in-kind interest.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2025 and 2024 was $0 and $0, respectively.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2025, was $50,871 and was primarily attributable to net proceeds of $12,957 received from the March 2025 registered direct offering, net proceeds from the sale of common stock under the Equity Distribution Agreement with Canaccord of $27,886, and net proceeds from the exercise of warrants of $9,660.

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

We believe that our existing cash and cash equivalents as of September 30, 2025 will not be sufficient to enable us to fund operating expenses and capital expenditure requirements for at least the next 12 months from the date of the issuance of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, including funding our ongoing research and development and commercialization efforts. In particular, we believe that our cash, cash equivalents and restricted cash of $37,320 as of September 30, 2025 plus the additional capital raised subsequent to September 30, 2025 will allow us to fund our operations and meet our liquidity requirements into the first quarter of 2026, assuming we are able to comply with the covenants under our Credit Agreement. We expect that we will need to obtain substantial additional funding to fund our ongoing operations. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interests of our existing stockholders may be materially diluted, and the terms of these securities could include liquidation or other preferences that could adversely affect the rights of our existing stockholders. In addition, debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends, which could adversely impact our ability to conduct our business. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. If we are unable to raise capital when needed or on attractive terms, we could be forced to significantly delay, scale back or discontinue the development or commercialization of our product candidates, seek collaborators at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available, and relinquish or license, potentially on unfavorable terms, our rights to our product candidates that we otherwise would seek to develop or commercialize ourselves. To date, we have continued research and development activities while managing our cash position. However, we can provide no assurance that will be successful in obtaining additional necessary resources and, if we are unable to fund our operations, including our clinical trials, we may need to focus on advancing fewer of our product candidates or otherwise consider strategic alternatives.

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

BTI leases office space for its corporate headquarters at 555 Long Wharf Drive, New Haven, Connecticut (the “HQ Lease”). The HQ Lease expires in February 2026. The Company has an option to renew the HQ Lease for one additional five-year term. Payments under the HQ Lease are fixed. The Company has approximately $163 of payments remaining under the HQ Lease. For additional details, see Note 13, Leases in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information relating to the Company’s leases.

In addition, we are obligated to make quarterly interest payments under our Credit Agreement. For additional details, see Note 9, Debt and Credit Facilities in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information relating to the Company’s debt payment obligations.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. We have reviewed and determined that those critical accounting policies and estimates remain our critical accounting policies and estimates as of and for the nine months ended September 30, 2025. No material changes were made to our existing critical accounting policies and estimates during the period presented. Refer to Note 3, Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements elsewhere in this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since our inception, we have incurred significant operating losses. Our net loss was $57.4 million and $48.7 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had a stockholders’ deficit of approximately $88.9 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We have only one product candidate approved for marketing in the U.S., none in any other jurisdiction, and may never receive approval beyond the one product approved to date. It could be several years, if ever, before we have a commercialized product that generates significant revenues through sales of IGALMI® or our product candidates, if approved. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses may increase in the long term as we:

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

We will need substantial additional funding, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts or otherwise seek strategic alternatives. In addition, the minimum liquidity covenant in our Credit Agreement (as defined herein) increased on September 30, 2025.

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

Management believes that the Company’s cash, cash equivalents and restricted cash of $37.3 million as of September 30, 2025, plus the $4.9 million of gross proceeds from sales pursuant to the Company ATM Program after September 30, 2025, will allow the Company to fund its operations and meet its liquidity requirements into the first quarter of 2026. There can be no assurance that we will be able to extend our cash runway, despite meeting the conditions for additional funding under the terms of our Credit Agreement (defined above). The Fifth Amendment to our Credit Agreement included a new capital raising covenant requiring, among other things, that the Company receive on or prior to the earlier of (x) August 15, 2025 and (y) the date that is 30 days after the final data readout of the SERENITY At-Home Phase 3 trial, an aggregate of at least $29.0 million in net cash proceeds (“Raise 3”) (including net proceeds raised in the interim). The Company has raised sufficient net proceeds to date to satisfy this requirement.

In connection with the Fifth Amendment and the required capital raises described in the preceding paragraph, the Lenders agreed to modify the Credit Agreement’s minimum liquidity covenant to require minimum cash liquidity of $7.5 million (instead of $25.0 million) from and after the closing of Raise 1 until March 30, 2025. On March 31, 2025, the minimum liquidity increased to $10.0 million, and on September 30, 2025, the minimum liquidity amount further increased to $15.0 million. On March 4, 2025, the Company entered into the Sixth Amendment to our Credit Agreement, pursuant to which the Lenders agreed to, among other things, delay the date on which we are required to engage an investment banker, which date was subsequently extended to July 31, 2025. The Company retained an investment banker prior to such deadline in satisfaction of this requirement. Additionally, pursuant to the Fifth Amendment, the Company is required to make quarterly amortization payments equal to 5.0% of the principal amount of funded loans, together with applicable prepayment fees, beginning on March 31, 2026.

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

As of September 30, 2025, we had aggregate principal indebtedness of $112.2 million outstanding under our Credit Agreement and Guaranty (as amended, the “Credit Agreement”) by and among the Company, as the borrower, certain subsidiaries of the Company from time to time party thereto as subsidiary guarantors, the lenders party thereto (the “Lenders”), and Oaktree Fund Administration LLC (“OFA”) as administrative agent.

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

As of September 30, 2025, we had $37.3 million in cash, cash equivalents and restricted cash. Based on our existing cash, cash equivalents and lack of current availability under our funding facilities, we do not believe we have sufficient cash on hand to support current operations and service our debt obligations for at least one year from the date of issuance of the audited consolidated financial statements appearing in this Quarterly Report on Form 10-Q. This condition raises substantial doubt about our ability to continue as a going concern for at least one year from the date that our financial statements for the nine months ended September 30, 2025 are issued. In order to mitigate liquidity issues, we have undertaken the Reprioritization and other restructuring actions, and may, among other things, seek to raise capital through the issuance of common stock, or by restructuring, refinancing, and/or amending the terms of the Credit Agreement (including with respect to regulatory related events of default that do not contain a cure period) or pursue other strategic alternatives. However, such transactions may not be successful and we may not be able to raise additional equity and/or financing necessary to meet our obligations. Moreover, our Credit Agreement contains covenants that we may be unable to comply with and which could result in the acceleration of our debt service obligations, further reducing our capital resources and ability to fund our operations. As such, there can be no assurance that we will be able to continue as a going concern and we may be forced to delay, reduce or discontinue our product development programs or commercialization efforts in order to preserve cash. For additional cost-saving and other strategic initiatives we may be compelled to pursue, see the risk factor entitled, “We will need substantial additional funding, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts or otherwise seek strategic alternatives.”

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

We have limited clinical data supporting potential safety or efficacy of BXCL501 for use in the at-home setting in the acute treatment of agitation in patients with dementia due to probable Alzheimer’s disease and patients with schizophrenia and bipolar patients.

In August 2023, we announced our intention to pursue the Reprioritization, including among other things, a shift in focus to primarily develop BXCL501 for use in expanded settings, including the at-home setting and care facilities, for the acute treatment of agitation in patients with dementia due to probable Alzheimer’s disease and the acute treatment of agitation in schizophrenia and bipolar patients in the at-home setting. Although we have conducted several clinical trials that evaluated BXCL501 in the institutional setting, and we have conducted the SERENITY At-Home Phase 3 trial evaluating the safety of BXCL501 for the acute treatment of agitation associated with bipolar disorders or schizophrenia in the at-home setting, we have not conducted a clinical trial evaluating the at-home use of BXCL501 in the acute treatment of agitation in patients with dementia due to probable Alzheimer’s disease.

Although we intend to seek additional feedback from the FDA regarding the potential of our ongoing or completed clinical trials to support submission of one or more sNDAs and to support a label for use in the home setting for in patients with dementia due to probable Alzheimer’s disease, it is possible that the FDA may not consider our available data adequate to support such submissions. Similarly, we intend to submit an sNDA for label expansion of IGALMI® for the acute treatment of agitation associated with schizophrenia and bipolar disorders in the at-home setting early in the first quarter of 2026. Although we announced on August 18, 2025 that we had received positive pre-sNDA meeting responses from the FDA and believe that the planned sNDA regulatory package will be sufficient to support the sNDA submission, there are no assurance that the FDA will accept the sumbussion and it is possible that the FDA may not consider our available data adequate to support the submission.

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

With respect to our SERENITY program, we also held a Type C Meeting with the FDA on March 6, 2024 to obtain further feedback on our proposed changes to the design of SERENITY III Part 2, including with respect to the trial endpoints, and to discuss the content and format of a potential sNDA submission to expand the label of IGALMI® 120 micrograms to the acute treatment of agitation associated with schizophrenia and bipolar disorders in the outpatient setting. IGALMI® is already approved at the 120 mcg dose based on efficacy data that we previously generated in treating a single episode of agitation. Consistent with the data generated to date, the label for IGALMI® currently includes a limitation on use (“LOU”), noting the lack of efficacy or safety data beyond 24 hours following the first dose. During our March 6, 2024 Type C meeting with the FDA, we discussed, among other things, whether evaluating the at-home use of BXCL501 120 mcg, with safety as the primary objective and efficacy measures as exploratory endpoints, if successful, could support the submission of an sNDA seeking expansion of the current label for IGALMI® 120 mcg to allow at-home use and labeling without the current LOU. Based on current FDA feedback, we amended the Part 2 of the SERENITY III protocol to evaluate the safety and efficacy of the 120 mg dose in the at-home setting, and now refer to this revised trial as the SERENITY At-Home trial. On August 27, 2025, we announced that the SERENITY At-Home trial evaluating the safety of BXCL501, met its primary endpoint. Additionally, on October 14, 2025, we announced positive results from the correlation study related to exploratory efficacy outcomes from the SERENITY At-Home trial. The results from the correlation study along with that data from this successful study is expected to form the basis of the supplemental New Drug Application (sNDA) submission for label expansion of IGALMI® in the at-home setting planned for early in the first quarter of 2026.

While we believe that the data from the SERENITY At-home trial supports our planned submission and that we have observed a sufficient number of agitation episodes during the study period to seek labeling without the current LOU and for approval in the at-home setting, there is no guarantee that the FDA will approve our submission and agree to expand of the current label for IGALMI® 120 mcg to allow at-home use and labeling without the current LOU.

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

We have only submitted one NDA to the FDA and have not submitted any similar marketing applications to comparable foreign authorities, for any product candidate, and, while we plan to submit a sNDA in the first quarter of 2026 for label expansion of IGALMI® in the at-home setting based on the data from the successful SERENITY At-Home trial, we cannot be certain that our submission will be approved, or that our other product candidates currently in development, or any than may be developed in the future, will be successful in clinical trials or receive regulatory approval. Further, our product candidates currently in development, or any that may be developed in the future, may not receive regulatory approval even if we believe they are successful in clinical trials. If we do not receive regulatory approvals for additional product candidates, we may not be able to continue our operations. For any regulatory approvals to market one or more of our product candidates, our revenues will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets for patients that we are targeting for IGALMI® or our other product candidates are not as significant as we estimate, we may not generate significant revenues from sales of IGALMI® or such other product candidates, if approved.

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

Before obtaining marketing approval from the FDA, or other comparable foreign regulatory authorities, for the sale of our product candidates, we must complete preclinical development and extensive clinical trials to demonstrate the safety and efficacy of our product candidates, in accordance with applicable law and regulations. Failure can occur at any time during the clinical trial process. Although we have completed the SERENITY At-Home trial evaluating the safety of BXCL501and are planning to submit a sNDAin the first quarter of 2026 for label expansion of IGALMI® in the at-home setting based on the data from the successful SERENITY At-Home trial and are planning for certain clinical trials relating to BXCL501, BXCL701, BXCL502 and our other product candidates, there can be no assurance that the FDA, or other comparable foreign regulatory authorities, will accept our proposed trial designs as sufficient to establish the safety and/or efficacy of our product candidates.

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

Our drug discovery and development efforts depend on our own AI platform and BioXcel LLC’s EvolverAI, a proprietary pharmaceutical discovery and development engine, to create a pipeline of neuroscience and immuno-oncology product candidates for patients whose diseases have not been adequately addressed to date by other approaches and to design and conduct efficient clinical trials with a higher likelihood of success. While we believe that applying our AI platform and BioXcel LLC’s EvolverAI to create medicines for defined patient populations may potentially enable drug research and clinical development that is more efficient than conventional drug research and development, our approach is novel. Although we obtained FDA approval for IGALMI®, because our approach is novel, the cost and time needed to develop our product candidates is difficult to predict, and our efforts may not result in the discovery and development of commercially viable medicines. We may also be incorrect about the effects of our product and product candidates on the diseases of our defined patient populations, which may limit the utility of our approach or the perception of the utility of our approach. Furthermore, our estimates of our defined patient populations available for study and treatment may be lower than expected, which could adversely affect our ability to conduct clinical trials and may also adversely affect the size of any market for medicines we may successfully commercialize. Our approach may not result in time savings, higher success rates or reduced costs as we expect it to, and if not, we may not attract collaborators or develop new drugs as quickly or cost effectively as expected and therefore we may not be able to commercialize our approach as originally expected.

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

Any drug discovery that we conduct using the Company’s AI platform and BioXcel LLC’s EvolverAI may not be successful in identifying compounds that have commercial value or therapeutic utility. The Company’s AI platform and BioXcel LLC’s EvolverAI may initially show promise in identifying potential product candidates, yet fail to yield viable additional product candidates for clinical development or potential commercialization for a number of reasons, including:

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

Our future success in novel drug discovery and drug development projects depends on our ability to continue to develop and implement our proprietary AI algorithms and models, and to maintain the confidentiality of this technology. In addition to the current pause in further developing our AI platform, changes to existing regulations, their interpretation or implementation, or new regulations could impede our use of this technology or require that we disclose our proprietary technology to our competitors, which could impair our competitive position and result in an adverse effect on our business, results of operations and financial condition.

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

In April 2025, the Trump administration conducted unprecedented layoffs at several U.S. health agencies, including the FDA, the Department of Health and Human Services, the Centers for Disease Control and Prevention and the National Institutes of Health, which is expected to impact the FDA’s ability to review and approve new medicines and conduct necessary inspections. In addition, government funding of the FDA, SEC, and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. For example, in the fourth quarter of 2025, the U.S. government was on shutdown for a meaningful period of time and has previously shut down several times, and certain regulatory agencies, such as the FDA, had to furlough critical employees and stop critical activities.

To the extent the FDA’s normal operations are disrupted or delayed for a prolonged period of time, for example due to government shutdowns, travel restrictions, public health or geopolitical issues, staffing shortages, layoffs or lack of funding, the FDA may not be able to complete the necessary inspections or provide feedback in a timely manner during our clinical development or review period. If any such delays or disruptions were to occur, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

We plan to continue to commercialize IGALMI® sublingual film for the acute treatment of agitation associated with schizophrenia or bipolar I or II disorder, to be self-administered by patients under the supervision of a healthcare provider, which is our only approved product to date. However, in connection with the Reprioritization, we significantly reduced the resources devoted to commercialization of IGALMI ® and it is possible that will have adverse consequences on the revenue that we are able to generate from IGALMI®. Revenues for IGALMI® for the three and nine months ended September 30, 2025 were $0.1 million and $0.4 million, respecitvely. If our commercial products do not gain market acceptance, we may not be able to fund future operations, including developing, testing and obtaining regulatory approval for an sNDA for other BXCL501 indications, including in the at-home setting for the acute treatment of agitation (non-daily) associated with dementia due to probable Alzheimer’s disease, or for other product candidates that it may develop. Our results of operations could be materially harmed if we are unable to successfully commercialize IGALMI® for any currently or additionally approved indications or any future product candidates that we may have approved.

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

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”) which enacts significant changes to Medicaid and rescinds or does not continue major elements of the ACA. The legislation is projected to significantly reduce federal healthcare spending over the next decade due to a likely increase in the number of uninsured individuals. The OBBBA also restores the ability for companies to immediately deduct domestic research and experimentation (R&E) costs, a provision that was previously phased out. This change provides significant tax relief and increases cash flow for biotech and life sciences companies, especially small and early-stage companies. The OBBBA also mandates that able-bodied Medicaid recipients aged 19-64 must work, volunteer, or attend school for at least 80 hours per month, or risk losing coverage. This is expected to reduce costs, but potentially also coverage for millions of people. The Company is still evaluating the impact of OBBBA.

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

Further, on January 20, 2025, President Trump reversed some of President Biden’s executive orders including rescinding Executive Order 14087 entitled “Lowering Prescription Drug Costs for Americans.” President Trump may issue new executive orders designed to impact drug pricing, and/or rescind or modify the previous administration’s efforts to address drug costs. A number of these and other proposed measures may require authorization through additional legislation to become effective. Congress and the Trump administration have indicated that they will continue to seek new legislative measures to control drug costs. Additionally, OBBBA amends the IRA to be more favorable for orphan drug developers by allowing a drug with multiple orphan designations to remain exempt from price negotiation, potentially preserving profitability for rare disease therapies.

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

Our Chief Executive Officer and member of our board of directors, Vimal Mehta, Ph.D., is the Chief Executive Officer, President, Treasurer and Secretary and a member of the board of managers of BioXcel LLC and Chief Executive Officer, President, Treasurer and Secretary and the sole member of the board of directors of BioXcel Holdings, Inc. Additionally, as of September 30, 2025, Dr. Mehta, through his beneficial ownership of BioXcel LLC, beneficially owned approximately 2.4% of the Company. The management and ownership of BioXcel LLC by Dr. Mehta may create the appearance of conflicts of interest when Dr. Mehta is faced with decisions that could have different implications for BioXcel LLC than the decisions have for us, including decisions that relate to our Services Agreement and Contribution Agreement, as well as potential agreements relating to future product candidates and AI-related services or collaborations. Any perceived conflicts of interest resulting from investors questioning the independence of our management or the integrity of corporate governance procedures may materially affect our stock price and expose us to litigation risk.

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

BioXcel LLC may experience challenges with the acquisition, development, enhancement, or deployment of technology necessary for EvolverAI. We may face similar challenges with other AI platforms that we may utilize, including our own in-house proprietary platform.

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

There can be no guarantee that we or BioXcel LLC will be able to develop, acquire or integrate new technologies, that these new technologies will meet our and BioXcel LLC’s needs or achieve our expected goals, or that we will be able to do so as quickly or cost-effectively as our competitors. Significant technological change could render BioXcel LLC’s EvolverAI or other AI platforms that we may utilize obsolete. BioXcel LLC’s and our continued success will depend on the ability to adapt to changing technologies, manage and process ever-increasing amounts of data and information and improve the performance, features and reliability of these services in response to changing client and industry demands. If EvolverAI or other AI and machine learning models that we use are incorrectly designed, do not operate properly, the data we use to train them is incomplete, inadequate or biased in some way, or if we do not have sufficient rights to use the data on which our AI and machine learning models rely, the performance of our products, services and businesses, as well as our reputation, could suffer or we could incur liability through the violation of laws, third-party privacy rights or contracts to which we are a party. BioXcel LLC or we may experience difficulties that could delay or prevent the successful design, development, testing, and introduction of advanced versions of EvolverAI, limiting our ability to identify new product candidates. New services, or enhancements to existing EvolverAI services, may not adequately meet our requirements. Any of these failures could have a material adverse effect on our operating results and financial condition.

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

At December 31, 2024 the Company had approximately $432.6 million of gross federal and $443.5 million of gross state net operating loss carry-forwards. The Tax Cuts and Jobs Act (“TCJA”) in December 2017 amended the net operating losses carryforward rules. Net operating losses generated after December 31, 2017, may be carried forward indefinitely, subject to certain limitations on their use. Net operating losses generated prior to 2018 may be carried forward for twenty years. If not utilized, these net operating losses will expire by 2037. State net operating losses have varying carryforward and applicable expiration periods. $430.0 million of the federal net operating losses were incurred after December 31, 2017, and will be carried forward indefinitely; the balance of the federal net operating losses are subject to expiration no later than 2037. The utilization of such net operating loss carry-forwards and realization of tax benefits in future years depends predominantly upon having taxable income. The Company has approximately $16.0 million of federal orphan drug credits and research and development credits which will begin to expire in 2037 if not utilized. The Company also has approximately $1.5 million of state research and development credits which will begin to expire in 2040 if not utilized.

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

In March 2024, we issued and sold in a registered direct offering 190,913 shares of our common stock, accompanying warrants to purchase up to 538,728 shares of our common stock and pre-funded warrants to purchase up to 347,814 shares of our common stock. In November 2024, we issued and sold in a registered direct offering 350,000 shares of our common stock, accompanying warrants to purchase up to 912,500 shares of our common stock and pre-funded warrants to purchase up to 562,500 shares of our common stock, (for additional information see Note 11, Common Stock Financing Activities in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024). In addition, we issued additional warrants to purchase up to 312,506 shares of common stock in connection with the Fifth Amendment of our Credit Agreement (see Note 9, Debt and Credit Facilities in this Annual Report on Form 10-K for additional information). In March 2025, we issued and sold in a registered direct offering 188,383 shares of common stock, pre-funded warrants to purchase up to 3,811,617 shares of our common stock, accompanying warrants to purchase up to 4 million shares, and option warrants to purchase an additional 4 million shares of common stock (or pre-funded warrants in lieu thereof) and 4 million warrants. The option warrants expired on March 18, 2025 without being exercised. The number of shares of common stock underlying our outstanding warrants is significant in relation to our outstanding common stock (15% as of November 11, 2025), which could have a negative effect on the market price of our common stock and make it more difficult for us to raise funds through future equity offerings. In the event these warrants are exercised, our stockholders will experience additional dilution. To the extent outstanding stock options or warrants are exercised, there would be further dilution to our existing stockholders, which could impact the price of our common stock.

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

The Panel reviewed the Company’s compliance plan and strategies for achieving long-term compliance with the MVLS Requirement. On May 27, 2025, the Company received a decision letter from Nasdaq Stock Market LLC that the Panel has granted the Company’s request for an extension to regain compliance with the MVLS Requirement until September 16, 2025, subject to meeting certain interim conditions. On August 7, 2025, the Panel revised the terms of the extension pursuant to Nasdaq Listing Rule 5815(c)(4) following the Company not satisfying certain interim conditions. The Panel did note the positive developments related to the Company’s MVLS and that on the date of the extension the Company had already been in compliance with the MVLS Requirements and all other listing requirements for a number of days. Under the revised extension, the Company is required to continue maintaining compliance with the MVLS Requirement for each trading day until September 16, 2025.  On September 17, 2025, Nasdaq delivered a notice to the Company confirming it had regained compliance with the MVLS Requirements. The Company now meets all Nasdaq Capital Market listing requirements for continued listing and this matter is now closed.

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

Our common stock is currently listed for trading on Nasdaq and we are currently in compliance with all Nasdaq listing requirements; however, while the Company currently meets all Nasdaq Capital Market listing requirements for continued listing, there can be no assurance that it will maintain compliance and will not face a delisting from Nasdaq in the future or, if the Company falls out of compliance, regain compliance with any deficiency and maintain compliance thereafter.

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

The tax regimes we are subject to or operate under, including income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws, regulations, or rulings, or changes in interpretations of existing laws and regulations, could materially adversely affect our business, financial condition, results of operations, and prospects. For example, the TCJA, the Coronavirus Aid, Relief and Economic Security Act, and the IRA made many significant changes to the U.S. tax laws. Beginning in 2022, the TCJA requires taxpayers to capitalize and amortize certain research and development expenditures over five years if incurred in the U.S. and 15 years if incurred in foreign jurisdictions, rather than deducting them currently. Although there have been legislative proposals to repeal or defer the research and development expenditure capitalization requirement to later years, there can be no assurance that the provision will be repealed or otherwise modified. As another example, the IRA includes provisions that will impact the U.S. federal income taxation of certain corporations, including imposing a minimum tax on the book income of certain large corporations and a 1% excise tax on the value of certain corporate stock repurchases by publicly traded companies that would be imposed on the company repurchasing such stock. Further, beginning with our 2025 tax year, the OBBBA restored immediate deductibility of domestic expenditures, while foreign expenditures will continue to be capitalized and amortized over 15 years. Regulatory or accounting guidance with respect to existing or future tax laws could materially affect our tax obligations and effective tax rate. It is uncertain if, and to what extent, various states will conform to current federal law or any newly enacted federal tax legislation.

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

Item 2. Unregistered Sales of Equity Securities, and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) None.

(c) During the three months ended September 30, 2025, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

BioXcel Therapeutics, Inc.

Dated: November 12, 2025	By:
/s/ Vimal Mehta
Vimal Mehta
Chief Executive Officer
(Principal Executive Officer)

Dated: November 12, 2025	By:
/s/ Richard Steinhart
Richard Steinhart
Chief Financial Officer
(Principal Financial Officer)