Form 10-K
period 2025-12-31
BioXcel Therapeutics, Inc.
filed 2026-03-27
CIK 1720893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2025
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

As of June 30, 2025, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $11,021,589 (based upon the closing sale price of the registrant’s common stock reported on the Nasdaq Capital Market on that date). This calculation excludes shares held by the registrant’s current directors and executive officers and stockholders that the registrant has concluded are affiliates of the registrant.

There were 27,074,586 shares of our common stock outstanding at March 26, 2026.

.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “anticipate,” “believe,” “can,” “continue,” “could,” “designed,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements use these words or expressions. All statements contained in this Annual Report on Form 10-K, other than statements of historical fact, are forward-looking statements, including, without limitation, statements regarding:

●	our ability to raise additional capital and continue as a going concern;
●	our sales strategy for IGALMI®;
●	our ability to stay listed on the Nasdaq Capital market;
●	compliance with covenants under our financing arrangements;
●	developments relating to our SERENITY and TRANQUILITY programs;
●	the size of our total addressable markets and related underlying estimates;
●	our plans relating to clinical trials and marketing applications for our product candidates;
●	our plans to research, develop and commercialize our current and future product candidates;
●	our plans to seek to enter into collaborations for the development and commercialization of certain product candidates;
●	the potential benefits of any future collaboration;
●	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;
●	the timing of and results of discussions we have with regulators;
●	the rate and degree of market acceptance, clinical utility, number of prescribers and formulary wins of IGALMI® and any product candidates for which we receive marketing approval;
●	our commercialization, marketing and manufacturing capabilities and strategy, including the potential benefits from any advertising campaigns;
●	our participation in, and any potential benefits from, events, conferences, presentations and conventions;
●	our intellectual property position and strategy;
●	our estimates regarding expenses, future revenue, capital requirements and need for additional financing;
●	potential investments in, or other strategic options for, our subsidiary, OnkosXcel Therapeutics, LLC (“OnkosXcel”);
●	developments relating to our competitors and our industry;
●	the impact of government laws and regulations;
●	developments related to legal proceedings and investigations; and
●	our relationship with BioXcel LLC.

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

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

●	We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.
●	We have a limited operating history and have not generated substantial product revenues to date, which may make it difficult to evaluate the success of our business to date and to assess our future viability.
●	We have incurred significant operating losses since inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future and may never achieve or maintain profitability.
●	We will need substantial additional funding, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts or otherwise seek strategic alternatives.
●	If we do not maintain compliance with the listing standards of the Nasdaq Capital Market, Nasdaq may delist our common stock from trading on its exchange, which could limit investors' ability to make transactions in our securities and subject us to additional trading restrictions.
●	We have significant indebtedness and other contractual obligations that could impair our liquidity, restrict our ability to do business and thereby harm our business, results of operations and financial condition. We may not have sufficient cash flow from operations to satisfy our obligations under our financing facilities.
●	Our strategic clinical reprioritization and other workforce reductions in force may not achieve our intended outcome.
●	We have limited experience in drug discovery and drug development.
●	Developments relating to our TRANQUILITY II Phase 3 trial may impact the timing of our development plans for, and prospects for seeking or obtaining regulatory approval of, BXCL501 for the acute treatment of agitation (non-daily) associated with dementia in patients with probable Alzheimer’s disease and may also subject us to additional risks and uncertainties, including regulatory, stockholder or other actions, loss of investor confidence and negative impacts on the trading price of our common stock.
●	In the near term, we are dependent on the success of IGALMI®, and our lead product candidate, BXCL501. If we are unable to complete the clinical development of or obtain marketing approval for our product candidates or successfully commercialize IGALMI® or our lead product candidate, either alone or with a collaborator, or if we experience significant delays in doing so, our business could be substantially harmed.
●	Interim “top-line” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
●	The regulatory approval processes of the United States (“U.S.”) Food and Drug Administration (“FDA”), and comparable foreign authorities are lengthy, time consuming, expensive and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.
●	Clinical trials are expensive, difficult to design, difficult to conduct and involve an uncertain outcome.

●	We depend on enrollment of patients in our clinical trials to continue development of our product candidates. If we are unable to enroll patients in our clinical trials, our research and development efforts could be adversely affected.
●	Our estimated number of episodes of agitation and our corresponding estimated total addressable market are subject to inherent challenges and uncertainties. If we have overestimated the number of episodes or the size of our total addressable market for our current and potential future products or product candidates, or if any approval that we obtain is based on a narrower definition of the patient population, our revenue and ability to achieve profitability may be harmed.
●	The discovery and development of product candidates based on EvolverAI, BioXcel LLC’s proprietary pharmaceutical discovery and development engine, as well as our own AI platform is novel and unproven, and we do not know whether we will be able to develop any products of commercial value.
●	Regulators may limit our ability to develop or implement our proprietary AI algorithms and/or may eliminate or restrict the confidentiality of our proprietary technology, which could have an adverse effect on our business, results of operations, and financial condition.
●	Although the FDA has approved IGALMI® for the acute treatment of agitation associated with schizophrenia or bipolar I or II disorder, we will still face extensive and ongoing regulatory requirements and obligations for IGALMI® and for any product candidates for which we obtain approval.
●	Although we obtained FDA approval for IGALMI®, our products and product candidates may not be accepted by physicians or the medical community in general, and there may be insufficient insurance coverage and reimbursement.
●	If we are found in violation of federal, state or foreign health care “fraud and abuse” laws, we may be required to pay significant fines and penalties, which may adversely affect our business, financial condition and results of operations.
●	We continue to depend on BioXcel LLC to provide us with certain services for our business.
●	We are substantially dependent on third parties for the manufacture of our clinical supplies of our product candidates, and our commercial supplies of IGALMI®, and we intend to rely on third parties to produce commercial supplies of any other approved product candidate.
●	We rely on third parties to conduct our preclinical and clinical trials. If these third parties do not successfully perform their contractual legal and regulatory duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.
●	Data breaches or cyber-attacks could disrupt our business, operations and information technology systems, and financial results, or result in the loss or exposure of confidential or sensitive Company information.
●	We are and may in the future be subject to legal proceedings, claims and investigations in or outside the ordinary course of business. Such proceedings, claims and investigations could be costly and time-consuming to defend and could result in unfavorable outcomes, which may have a material adverse effect on our business, operating results and financial condition, and negatively affect the price of our common stock.
●	Unfavorable global political or economic events and conditions could adversely affect our business, financial condition or results of operations.
●	We face risks associated with the increased scrutiny relating to environmental, social and governance matters.
●	It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection.

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

PART I

Item 1. Business

Overview

BioXcel Therapeutics, Inc. (Nasdaq: BTAI, “the Company”) is a biopharmaceutical company built on artificial intelligence (“AI”) to develop transformative medicines in neuroscience. Our wholly owned subsidiary, OnkosXcel Therapeutics, is focused on the development of medicines in immuno-oncology. We have utilized cutting-edge technology and innovative research to develop high-value therapeutics aimed at transforming patients’ lives. We developed a proprietary AI platform to reduce therapeutic development costs and potentially accelerate development timelines. Our approach leverages existing approved drugs and/or clinically evaluated product candidates together with big data and proprietary machine learning algorithms to identify new therapeutic indications. We believe this differentiated approach has proven its potential to reduce the expense and time associated with drug development in diseases with substantial unmet medical needs.

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

On August 27, 2025 we announced that the SERENITY At-Home Pivotal Phase 3 trial evaluating the safety of BXCL501, as an acute treatment for agitation associated with bipolar disorders or schizophrenia in the at-home setting met its primary objective. The data from this successful study formed the basis of the sNDA submission for a label expansion of IGALMI® into the at-home setting. The sNDA was submitted to the FDA on January 14, 2026.

On September 10, 2025 we further announced positive topline exploratory efficacy data from the SERENITY At-Home Pivotal Phase 3 safety trial, which demonstrated BXCL501 had continued effects and consistent benefit with repeat dosing.

On October 10, 2025 we announced positive results from a correlation study related to exploratory efficacy outcomes from the SERENITY At-Home trial. The results demonstrated a strong correlation between the clinician assessments and the patient or caregiver (informant) assessments. The results, along with the data from the SERENITY At-Home trial, have been included in the sNDA submission that was filed with the FDA on January 14, 2026.

Our TRANQUILITY program is designed to evaluate BXCL501 as a potential treatment option for agitation associated with Alzheimer’s dementia in the outpatient or at-home setting and in-care facilities. We have completed one Phase 3 in care trial in this program (see below under late-stage clinical trials). We have had several FDA meetings to discuss the development program, and the FDA has commented on the proposed protocol for our second TRANQUILITY In-Care Phase 3 trial, which is designed to evaluate the efficacy and safety of a 60-mcg dose of BXCL501 for agitation associated with Alzheimer’s dementia. The Company is advancing plans for initiation of the trial upon funding. See further discussion in “Our Neuroscience Clinical Programs” below.

As described further below, we have deprioritized the development of BXCL501 for certain other proposed indications.

Our most advanced immuno-oncology candidate, BXCL701, is an investigational oral innate immune activator from OnkosXcel Therapeutics as a potential therapy for the treatment of aggressive forms of prostate cancer, pancreatic cancer, and other solid and liquid tumors. Development of our BXCL701 programs continues to be deprioritized, except as noted under “Immuno-Oncology” below.

2024 Clinical Reprioritization

As discussed in Note 4, Restructuring in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, on May 8, 2024 the Company took actions as part of its continued efforts to preserve cash and prioritize investment in its core clinical programs. These actions are collectively named the (“Clinical Reprioritization”). The Company reduced its workforce by approximately 15% and notified impacted employees on May 8, 2024. All related restructuring costs were paid in the second quarter of 2024.

On September 17, 2024, the Company reduced its workforce an additional 28% to extend its cash runway and prioritize the clinical development of BXCL501. The Company completed the Clinical Reprioritization in October 2024, paid $475 of the related costs during the first quarter of 2025, and paid the remaining $128 during the second quarter of 2025

Throughout 2024 and 2025 the Company has taken multiple steps to reduce spending and prioritize clinical development activities.

In the third quarter of 2025, we also reduced our investment in and utilization of our proprietary AI platform until additional funding is available.

IGALMI® Commercialization Strategy

We are continuing to supply IGALMI® through existing distribution channels. At the same time, while seeking potential commercial partners, we are maintaining IGALMI’s market presence with minimal commercial resources following our Clinical Reprioritization. Our commercialization efforts are designed to build the foundation to launch additional potential follow-on indications. If IGALMI® would be approved outside the U.S., we would consider launching the product through collaborations with third parties. However, no foreign applications have been made at this time. On January 12, 2026, we announced the appointment of an Interim Chief Commercial Officer to support the potential launch of IGALMI in the at-home setting.

Neuroscience

Our Neuroscience Strategy

We continue to evaluate all strategic options for our neuroscience assets, which could include licensing, partnering, and co-commercialization.

Our Novel Drug Re-Innovation Approach

Prior to our Clinical Reprioritization, we had aimed to deploy and implement, throughout the drug development process, an AI ecosystem designed to rapidly identify medications related to our key focus areas of neuroscience and immuno-oncology. Our in-house, uniquely integrated AI-to-drug-development capability was complemented by the services and technology of BioXcel LLC, our former parent company. It includes a labeled properties graph (also referred to as a “knowledge graph”) that visually relates collected big data in the form of entities and their properties that include neuropsychiatric symptoms, brain circuits, drug targets, and existing drugs. We believe that understanding the relation between entities relevant to drug development may lead to novel potential uses for existing drugs. Predictive algorithms or queries of the knowledge graph may uncover not only single drugs but potentially identify new combinations of drugs that we believe may be more effective in treating disorders than single agents. New combinations of drugs may lower tolerable doses of drugs and provide the basis for stronger intellectual property positions. Our AI team prioritizes the most valuable external opportunities in a data-driven manner. These opportunities may be found in new potential uses for launched drugs, in drugs that are part of pharmaceutical company pipelines no longer being pursued, or within academic efforts to develop new drug candidates. However, due to our Clinical Reprioritization we have deemphasized our drug re-innovation capabilities.

Traditional drug development is marred by low success rates, long drug development cycles, and exorbitant development costs that are increasing year over year. In addition, many serious diseases remain unaddressed due to limitations of the current drug discovery paradigm. The pharmacological universe spans more than 27,000 active pharmaceutical agents, of which only approximately 4,000 are approved and marketed. Marketed drugs may not be exclusively effective in the indication for which they are approved but relevant to other indications, including rare diseases, and thus represent an untapped potential for addressing unmet medical needs and recouping research and development costs. Many of the remaining agents are active clinical candidates that are shelved or have failed for reasons other than toxicity, which offers the opportunity to re-innovate for other indications or patient segments. Such agents potentially represent an unrealized investment of billions of research and development dollars by the private and public sectors, while failing to remediate immeasurable patient suffering and sacrifice during clinical development. Also, these compounds may have known pharmaco-dynamic and pharmaco-kinetic properties, potentially allowing for a more data-driven selection of appropriate doses for development programs. Finally, with respect to neuropsychiatric indications, we prioritize those compounds with structural design features that we believe may contribute to high blood-brain barrier permeability and therefore could increase the likelihood of compound penetration into the brain. Lack of brain penetration is a common cause for failure of many drugs developed for neuropsychiatric indications. In addition, we are prioritizing compounds with available human safety data, acceptable pharmacokinetic results, and data that support a high probability of achieving reasonable brain concentrations after dosing. The compounds in our pipeline have been identified using this proprietary platform.

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

Our AI-based discovery and development process was the foundation of our drug re-innovation model for identifying the next wave of potential medicines. Our therapeutic area experts had substantial experience across the drug discovery and development value chain. We believe that our method of finding potential product candidates gives us a higher probability of success because it combines AI expertise and intuition of human experience in drug development. We believe the combination of AI and drug discovery and development expertise facilitates the generation of therapeutic candidates and gives us a significant competitive advantage.

Our approach is illustrated below:

Integrated Drug Discovery & Development Approach

Utilizing Proprietary AI Platform

DISCOVERY
MECHANISTIC INSIGHTS
REGISTRATION TRIALS
NDA SUBMISSION
BIG DATA
AI Platform
MULTIPLE CANDIDATES
Selection of Most Viable Candidates
TRANSLATIONAL TEAM
Candidate Validation
CLINICAL DEVELOPMENT TEAM
Human Proof of Concept
REGULATORY TEAM
Registration Submissions

Our drug identification platform led to the identification of dexmedetomidine, the rapid development of BXCL501, and its approval by the FDA as IGALMI®, as well as the advancement of BXCL501 for other potential indications.

Our Neuroscience Clinical Programs and Investigator-Sponsored Trials

The following is a summary of the status of our major neuroscience clinical development programs as of the date of this Annual Report on Form 10-K:

About BXCL501

BXCL501 is our most advanced neuroscience clinical candidate. In indications other than those approved by the FDA as IGALMI®, BXCL501 is an investigational, proprietary, orally dissolving sublingual film formulation of dexmedetomidine, a selective alpha-2 receptor agonist, targeting symptoms from stress-related behaviors such as agitation.

As a selective adrenergic agent with a sublingual or buccal route of administration, BXCL501 is designed to be easy to administer and has shown a relatively rapid onset of action in multiple clinical trials, including clinical trials studying patients with schizophrenia, bipolar disorders, and dementia associated with Alzheimer’s disease. We believe the results from these studies suggest that BXCL501 has the potential to generate a calming effect without producing excessive sedation. We also believe BXCL501 is highly differentiated from antipsychotics and benzodiazepines, which are currently used as first-line standard-of-care treatment for agitation despite often producing unwanted side effects such as excessive sedation or extra pyramidal motor effects. Managing patient agitation in neuropsychiatric and neurodegenerative disorders represents a significant challenge for physicians and caregivers. We believe BXCL501 has the potential to address these challenges and, if approved for the respective indications, has the potential to become the standard of care for the acute treatment of agitation associated with these disorders.

In addition, based on its mechanism of action, we believe BXCL501 has the potential to address some behavioral symptoms of several additional diseases or conditions, including opioid use disorder (“OUD”), acute stress disorder (“ASD”) and post-traumatic stress disorder (“PTSD”). BXCL501 is currently being evaluated for treatment of patients with those conditions in clinical trials sponsored by leading academic research institutions. See Government-Supported Investigator-Sponsored Trials (“ISTs”) below.

Agitation Overview and Market Opportunity

Agitation in patients with neuropsychiatric diseases is a serious medical condition. Agitation is characterized by feelings of unease, excessive talking, and/or unintentional and purposeless motions, such as wringing of the hands or pacing. People experiencing agitation may also express excitement, hostility, poor impulse control, tension, uncooperativeness, and occasional disruptive behavior, which may lead to aggression, violence and self-injurious behavior. In many cases, people develop agitation when treatment for their underlying disorder is not working well. Stressful situations or traumatic events can also trigger agitation. Agitation can occur suddenly or slowly and vary in length, lasting for a few minutes or for an extended period.

We estimate that in the United States, there are approximately 1.9 million patients diagnosed with Alzheimer’s disease-related dementia (“AAD”) and that those patients experience agitation at a rate of about six episodes per month, on average. In addition, we estimate that there are approximately 2.3 million Americans diagnosed with schizophrenia or bipolar disorders who experience agitation at home, of whom 1.8 million may be eligible for treatment with BXCL501. Based on our recently completed Serenity At Home Trial we believe that those patients experience agitation at a rate of about three – four episodes per month, on average. We, therefore, believe there is significant potential market opportunity for BXCL501 if approved for use in these patient populations in the at-home setting. The foregoing estimates of the incidence of each patient population and the number of agitation episodes experienced and potential market opportunity are based on management’s estimates and third-party data, which may be materially different from actual agitation episodes and actual treatable patients. For additional information regarding risks associated with these estimates, see Part I, Item 1A, Risk Factors “— Our estimated number of episodes of agitation and our corresponding estimated total addressable market are subject to inherent challenges and uncertainties. If we have overestimated the number of episodes or the size of our total addressable market for our current and potential future products or product candidates, or if any approval that we obtain is based on a narrower definition of the patient population, our revenue and ability to achieve profitability may be harmed.”

Treatments for Agitation

Antipsychotics, the current standard of care for acute treatment of agitation associated with schizophrenia and bipolar disorder, are also used off label to treat agitation in dementia and other conditions. Side effects of these medications include movement disorders, including akathisia and extrapyramidal symptoms. One of the serious limitations of these drugs when used in institutional setting is that they can sedate the patient and do not permit verbal interaction with the hospital staff to continue evaluation and treatment. Intramuscular (“IM”)-delivered antipsychotics, such as haloperidol and olanzapine, are used extensively in this setting but are invasive and often require patient restraint. This type of treatment can dehumanize patients and cause trauma that could have long-term impact on them. Furthermore, these treatments include a black box warning for use in elderly patients.

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

The sublingual or buccal route of administration is an accepted alternative to oral administration of drug delivery to the central nervous system when rapid onset or more controlled delivery is required. Currently, there are six products approved for film administration, including our product, IGALMI®. For example, Collegium Pharmaceutical, a commercial-stage specialty pharmaceutical company, has developed a buccal film formulation of buprenorphine for chronic pain management and buprenorphine and naloxone for opioid dependence. We developed BXCL501 as a differentiated sublingual film dosage form of dexmedetomidine, which we believe may offer benefits such as ease of use and quick absorption for rapid therapeutic effects.

Clinical Use of Dexmedetomidine

IGALMI ® dexmedetomidine sublingual film was approved on March 6, 2022 for the acute treatment of agitation associated with schizophrenia or bipolar I or II disorder in adults. Dexmedetomidine is also approved in the U.S. for the sedation of initially intubated and mechanically ventilated patients during treatment in the intensive care unit (“ICU”). It is also used in the intensive care setting for sedation of non-intubated patients prior to and/or during surgical and other invasive procedures. Dexmedetomidine, launched in the U.S. as Precedex™ in 1999, is a selective α2a adrenergic receptor agonist that has a strong safety record and has been studied in over 130 clinical trials to date. It has also been sold in the European Union (“EU”) and other countries under the trade name Dexdor® as a sedative for intensive care patients. Dexmedetomidine was approved by the European Commission for sedation of adult ICU patients requiring a sedation level no deeper than arousal in response to verbal stimulation (corresponding to Richmond Agitation-Sedation Scale 0 to -3). It has been used to prevent or treat hyperactive delirium resulting from anesthesia in the ICU. Given these uses of the IV formulation of dexmedetomidine, we believe dexmedetomidine formulated in a sublingual film and at much lower doses allows for ease of administration in settings where rapid acute treatment of agitation is needed.

IGALMI® Commercial Strategy

We continue to support IGALMI® in the hospital setting through limited and focused commercial activity.

Following our Clinical Reprioritization, a small Corporate Account Director team continues to support existing customers and targeted Integrated Delivery Networks (“IDNs”) with educational assistance and contracting opportunities, while our trade operation supports customers with drug supply. The goal of this approach is to help maintain current business and potentially broaden IGALMI® utilization through volume contracting.

The Clinical Reprioritization staff reductions have had future impacts on net revenue. Net revenues from IGALMI® product sales for the years ended December 31, 2025 and 2024 were $0.6 million and $2.3 million, respectively.

Our continued commercialization efforts for IGALMI® are designed to build the foundation to launch additional potential follow-on indications. We also are currently seeking potential commercial partners. If IGALMI® would be approved outside the U.S., we would consider launching the product through collaborations with third parties.

BXCL501 Development

As a selective alpha-2 receptor agonist with a sublingual or buccal route of administration, BXCL501 is designed to be easily administered and, compared to medications that may take days or weeks to show their full effect, has shown a relatively rapid onset of action in multiple clinical trials, including those studying patients with bipolar disorders, schizophrenia, and Alzheimer’s disease. We believe results from these studies suggest that BXCL501 has the potential to reduce agitation without producing excessive sedation. We also believe BXCL501 is highly differentiated from antipsychotics, which are currently used as first-line standard-of-care treatments despite often producing unwanted side effects such as excessive sedation or extra pyramidal motor effects. Managing patient agitation in neuropsychiatric and neurodegenerative disorders represents a significant challenge for physicians and caregivers. We believe BXCL501 has the potential to address these challenges while providing an efficient treatment regimen for patients.

We also believe that BXCL501, if approved for the respective indications, has the potential to become the standard of care for the acute treatment of agitation arising from diseases such as schizophrenia, bipolar disorder and Alzheimer’s disease.

In addition, given the differentiated design of BXCL501 and its mechanism of action, we believe BXCL501 has the potential to address agitation which is a symptom of the condition or underlying disease, including opioid withdrawal and post-traumatic stress disorder (“PTSD”), which are being evaluated in investigator-sponsored trials run by several leading academic research institutions.

BXCL501 Late-Stage Clinical Trials

SERENITY Program: Acute Treatment of Agitation Associated with Bipolar Disorders I and II or Schizophrenia

Under our SERENITY program, we are focused on the continued development of BXCL501 (currently marketed and commercialized as IGALMI®) as a potential treatment option for agitation associated with bipolar I or II disorder or schizophrenia in the outpatient or at-home setting.

We completed the clinical study of BXCL501 in patients with agitation associated with bipolar disorders or schizophrenia in SERENITY III, which consisted of two parts. The first part was comparable to our pivotal SERENITY I and II studies. Using similar inclusion and exclusion criterion under a well-controlled in-patient setting, acutely agitated patients with bipolar disorders or schizophrenia were randomized to self-administer either 60 mcg of BXCL501 or placebo in a double-blind placebo-controlled trial. The primary endpoint of Part I was efficacy, as measured by the change in PEC score change from baseline at two hours post-dose. The secondary objectives of Part I were safety and tolerability.

On May 25, 2023, we reported topline results from Part I of the study. Although the trial did not meet its primary efficacy endpoint, we believe the efficacy results, observed with the 60-mcg dose, representing half of the lowest approved dose of IGALMI® for in-patient use (120 mcg), were promising. Specifically, greater than 50% of individuals were responders, defined as those patients who achieved a 40% or greater reduction in PEC score. Furthermore, this population responder rate was consistent and dose-proportionate to the same response rates observed in the larger SERENITY I and II trials. Although the primary efficacy endpoint as a group mean change in PEC score from baseline at 2 hours was not statistically significant at the primary endpoint at 2 hours (p=0.077), BXCL501 separated from placebo at 4 hours (p=0.049).

Part II of the SERENITY III study was designed to evaluate the same dose tested in Part I, 60 mcg (with an optional additional 60 mcg dose), but in the at-home setting and focusing on safety only. However, because the trial did not meet its primary efficacy endpoint using this 60-mcg dose in Part I, we paused continuation of Part II of the study pending feedback from the FDA. We held a Type C meeting with the FDA on November 8, 2023 to discuss changes to Part II of our SERENITY III study. Based on feedback from the FDA during the meeting, we made the decision to evaluate a 120-mcg dose in the at-home setting. The 120-mcg dose has already demonstrated efficacy based on the approval of IGALMI® (when administered under the supervision of a healthcare provider, for a single agitation episode), so we sought further feedback from the FDA regarding the proposed design of this study amendment in a request for a follow-up meeting with the FDA, which was held on March 6, 2024.

Based on the FDA’s feedback in advance of and during the March 6, 2024 meeting, we moved forward evaluating the use of the 120 mcg dose of BXCL501 in the at-home setting and amended Part 2 of the SERENITY III study, the SERENITY At-Home trial, with safety as the primary objective and efficacy measures as exploratory endpoints to support use in the at-home setting. This was the FDA’s recommendation in the November 8, 2023 FDA meeting, for the acute treatment of agitation in bipolar disorders or schizophrenia. We also conducted a clinical study that enrolled 33 patients in an open label trial to evaluate the correlation between patient-and informant-reported efficacy measurement and the PEC scale, conducted by trained clinician raters as previously recommended by the FDA.

IGALMI® is already approved at the 120-mcg dose based on efficacy data that we previously generated in treating a single episode of agitation. Consistent with the data generated to date, the label for IGALMI® currently includes a limitation on use (“LOU”), noting the lack of efficacy or safety data beyond 24 hours following the first dose. During our March 6, 2024 Type C meeting with the FDA, we discussed, among other things, whether evaluating the at-home use of BXCL501 120 mcg, with safety as the primary objective and efficacy measures as exploratory endpoints, if successful, could support the submission of an sNDA seeking expansion of the current label for IGALMI® 120 mcg to allow at-home use and labeling without the current LOU. Based on FDA feedback, we believe that our ability to seek labeling without the current LOU will depend, in part, on the number of agitation episodes we observed during our planned study period.

On August 18, 2025 we announced that the Company had received positive pre-sNDA meeting responses from the FDA.

The primary purpose of the planned meeting was to gain alignment with the FDA regarding the content and format of the Company’s planned sNDA submission for the at-home (outpatient) use of BXCL501, including the clinical, nonclinical, and chemistry and manufacturing and controls (CMC) requirements. The Company concluded that the objectives of the pre-sNDA meeting had been accomplished based on the FDA’s written responses and determined that the meeting, originally scheduled for August 20, 2025, was no longer required. The pre-sNDA preliminary meeting comments received from FDA on August 14, 2025, will serve as the official record. Acceptance of the sNDA will be subject to the FDA’s review of the complete filing.

On August 27, 2025 we announced that the SERENITY At-Home Pivotal Phase 3 trial evaluating the safety of BXCL501, the Company’s proprietary, sublingual film formulation of dexmedetomidine, as an acute treatment for agitation associated with bipolar disorders or schizophrenia in the at-home setting, met its primary objective. The data from this successful study formed the basis of the sNDA submission for label expansion of IGALMI® in the at-home setting.

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

SERENITY AT-Home Primary Objective Data

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
●No drug-related serious adverse events (SAEs), syncopes or falls reported
●No new or unexpected treatment emergent adverse events (TEAEs)
●No severe TEAEs associated with BXCL501 treatment and most TEAEs were mild
●No trend of more frequent AEs over time or with repeat dosing
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

On October 14, 2025, we announced that results from the 33 patient open label trial demonstrated a strong correlation between the clinician assessments and the patient or caregiver (informant) rated outcomes, providing support for using mCGI-S to assess efficacy in the outpatient setting. A statistically significant and strong correlation between the PEC and mCGI-S with a correlation of ρ=0.89; p<0.0001 for patients and ρ=0.88; p<0.0001 for informants was observed.

There were no serious adverse events reported and the safety profile remains consistent with the IGALMI® label.

An sNDA was submitted on January 14, 2026 for the acute treatment of agitation in schizophrenia and bipolar disorders in the unsupervised (at-home) setting.

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

As part of the Clinical Reprioritization we paused our plan to develop a Phase 2 human proof-of-concept trial design to investigate BXCL501 as a potential adjunctive treatment and its potential accelerant effect in combination with first-line selective serotonin reuptake inhibitors or serotonin-norepinephrine reuptake inhibitors.

Pediatric Study

In June 2021, we initiated a global clinical trial designed to evaluate the safety and efficacy of BXCL501 in the acute treatment of agitation associated with pediatric schizophrenia and bipolar disorders, in part to fulfill pediatric study requirements agreed to with the FDA in connection with the approval of IGALMI®. The trial protocol has been reviewed by the FDA, as well as by the European Medicines Agency, to fulfill potential commitments to study the effects of BXCL501 in pediatric patients ages 13 to 17 with schizophrenia and ages 10 to 17 with bipolar disorders. Enrollment of patients with schizophrenia, schizoaffective disorder, bipolar I, and bipolar II disorder is ongoing in this multisite, double-blind, placebo-controlled parallel group trial. Approximately 63% of the 150 total subjects have been enrolled in the U.S. and 95 of such subjects have completed the clinical trial. In July 2023, we stopped activities in the European region as enrollment and site recruitment was unproductive. Similar to our registration trials in schizophrenia and bipolar disorder (SERENITY I and II), the primary endpoint is the change from baseline PEC total score at two hours. The U.S. portion of this program remains active following the Clinical Reprioritization.

In October 2024, we submitted a request to the FDA for an extension and plan to submit an updated trial protocol to complete enrollment requirements for pediatric patients with schizophrenia or schizoaffective disorder. The FDA granted a 3-year extension to complete the pediatric study.

To support pediatrics in the at-home setting, FDA has requested an at-home/ outpatient study in pediatric patients following the inpatient study. The design of this study will be discussed and agreed with FDA prior to initiating it.

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

Government-Supported Investigator-Sponsored Trial Programs

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

Opioid Use Disorder Program

As the Company previously announced, NIDA awarded a grant to Columbia University to fund clinical testing of BXCL501 as a potential treatment for mitigation of opioid withdrawal symptoms in patients diagnosed with OUD. The original 160-patient, three-site, four-arm study is a randomized, double-blind, double-dummy inpatient study comparing BXCL501 (180 mcg and 240 mcg BID), lofexidine (as a positive control), and placebo. The study’s goal was to evaluate the safety and efficacy of BXCL501 relative to lofexidine and placebo in subjects with OUD. A majority of OUD patients participating in the study were anticipated to be exposed to fentanyl adulterated or associated with xylazine. To date, four different sites have recruited, enrolled, and dosed patients diagnosed with OUD who are physically dependent on opioids, including prescription opioids. The Company supplied BXCL501 for the study, which was sponsored by Columbia University. The study was subsequently stopped at 80 patients, or approximately one-half the original total.

On March 5, 2026, the Company announced positive topline results from the Columbia Phase 2 investigator-sponsored trial evaluating BXCL501 for the treatment of opioid withdrawal symptoms in adults with opioid use disorder undergoing a methadone taper.  In the study, BXCL501 240 µg BID reduced opioid withdrawal symptoms compared to placebo during a seven-day methadone taper, as measured by the Short Opiate Withdrawal Scale-Gossop (SOWS-Gossop).  After receiving BXCL501 240 µg, patients experienced a greater than 30% reduction in SOWS-Gossop scores, with peak symptom improvement observed on days 3 and 4.  The reduction in withdrawal symptoms with BXCL501 numerically exceeded that observed with lofexidine 0.54 mg administered four times daily. BXCL501 demonstrated a favorable tolerability profile, with rates of key adverse events (including dizziness, orthostatic hypotension, bradycardia and insomnia) comparable to or lower than those reported for lofexidine in the Lucemyra® (lofexidine) FDA label.

This study was planned as a 4-arm trial: BXCL501 180 µg BID or 240 µg BID, placebo, and lofexidine 0.54 mg QID as a positive control. It enrolled participants who were predominantly exposed to fentanyl and included a high proportion of participants exposed to fentanyl adulterated or associated with xylazine (FAAX), which has been designated as an emerging threat by the White House Office of National Drug Control Policy.

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

Yale has received approval from the Institutional Review Board (“IRB”) and allowance from the FDA to proceed with a trial to evaluate the effects of up to 80 mcg BID of BXCL501 per day for 28 days on alcohol consumption, PTSD symptoms, cognitive function, memory, sleep, and mood in patients diagnosed with mild, moderate, or severe AUD and who meet Criterion A for comorbid PTSD. The outpatient study has received funding approval from the Pharmacotherapies for Alcohol and Substance Use Disorders Alliance (funded through a Cooperative Agreement between the U.S. Department of Defense Congressionally Directed Medical Research Program and RTI International). Patient screening and enrollment has begun, with the first patient expected to be dosed in the first half of 2026. Study results may be used to inform a Phase 3 study in patients diagnosed with PTSD intended to commence with support by the Department of Defense Congressionally Directed Medical Research Program.

Acute Stress Disorder (ASD) Program

On October 15, 2024, we announced a U.S. Department of Defense grant to the University of North Carolina (“UNC”) to fund a study of BXCL501 for treating ASD. The award provides $2,800 to the UNC Institute for Trauma Recovery from September 15, 2024 through September 14, 2026 to evaluate the potential efficacy of BXCL501 to reduce ASD symptom severity and/or posttraumatic neuropsychiatric symptoms. The double-blind, placebo-controlled trial is expected to enroll 100 patients experiencing ASD resulting from motor vehicle collisions, beginning in the first half of 2025. Patient screening and enrollment has begun, with the first patient expected to be dosed in the first half of 2026. We intend to supply BXCL501 for the trial.

BXCL502 Development

We identified a second neuropsychiatric drug candidate, BXCL502 − Latrepirdine (Dimebon) − through our AI-based platform. We plan to evaluate BXCL502 initially as a monotherapy and possibly in combination with BXCL501 for the chronic treatment of agitation in patients with dementia and acute stress disorder. The active pharmaceutical ingredient (“API”) underlying BXCL502 affects serotonergic signaling in the brain. Our preclinical data suggests BXCL502 has the potential to treat stress-related neuropsychiatric symptoms in dementia and other stress-related disorders. In previously published third-party clinical trial data, daily administration of the API of BXCL502 demonstrated improvement in behaviors using a well-established, clinically validated symptom scale. Formulation and further clinical development planning for BXCL502 was paused as part of the Clinical Reprioritization.

Other Product Candidates Leveraging the AI Platform

Our AI platform is comprised of a series of customized and specific AI applications aimed at identifying, predicting efficacy and testing of late-stage assets with known mechanisms of action and associated pharmacology and safety data. We target neuropsychiatric and neurological rare disorders, where the compounds are either disease-modifying or symptom-mitigating. Compounds are tested in relevant models of disease and rank-ordered based on the potential to enter the clinic and ease of development. Disease areas of interest are stress related such as agitation, or neuropsychiatric symptoms associated with dementia and responsible for increased levels of healthcare burden. For example, our pipeline concepts BXCL503 and BXCL504 putatively have the potential to address apathy and aggression in dementia, respectively. These programs were also paused as part of the Clinical Reprioritization.

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

Drugs used for the acute treatment of agitation related to schizophrenia and bipolar disorder are antipsychotics frequently administered via IM injection that typically requires patient restraint. These include IM aripiprazole, olanzapine, ziprasidone, and haloperidol. Oral products include the sublingually administered atypical antipsychotic Asenapine, as well as benzodiazepines, lorazepam, and midazolam. The typical antipsychotic Adasuve® (loxapine) from Alexza is delivered via inhalation. There are currently no treatments approved for treatment of agitation associated with schizophrenia or bipolar disease in an unsupervised (home) environment.

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

We have multiple patent families filed to protect our Neuroscience program, including BXCL501. As of March 1, 2026, our neuroscience patent portfolio included one Patent Cooperation Treaty (“PCT”) application not yet in the national phase, 12 U.S. utility applications, 17 issued U.S. utility patents, 49 pending non-U.S. utility applications, 26 allowed or granted non-U.S. patents (including five in Japan), one pending U.S. design patent application, and 2 registered design patents in Japan. Fourteen U.S. utility patents, directed to our proprietary sublingual film formulation of dexmedetomidine and methods of treating agitation, are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the “Orange Book”) for IGALMI® with expiration dates between 2037 and 2043. In the formulation family, we have granted or allowed patents in China, Europe, Eurasia, Japan, Mexico, and the U.S., and pending applications in the U.S., China, and other major markets. We expect that patents issued in this family will expire no earlier than 2039. We have also filed applications in additional patent families that are relevant to BXCL501. We have one granted European patent and applications pending in the U.S. and Japan directed to methods of treating insomnia using sublingual dexmedetomidine. We expect that patents issued from these applications, will expire no earlier than 2035. We also have granted patents and pending applications filed in major markets, including the U.S., Europe, Japan, and China, directed to methods of treating agitation. We expect that patents issued from these applications, will expire between 2039 and 2043.

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

Immuno-Oncology

On April 19, 2022, we announced the formation of a wholly owned subsidiary, OnkosXcel to develop potentially transformative medicines in oncology. OnkosXcel used proprietary AI capabilities to drive the capital-efficient development of innovative anti-cancer therapeutics. With the Company’s Clinical Reprioritization announcement on August 14, 2023, further work on the immuno-oncology programs was paused, except as noted below.

BXCL701, an investigational, oral innate immune activator, demonstrated a 25% composite response rate in a Phase 2a clinical trial to treat patients with small cell neuroendocrine carcinoma (“SCNC”) phenotype metastatic castration-resistant prostate cancer (“mCRPC”). On February 12, 2024, the Company received Fast Track development designation from the FDA for the investigation of BXCL701 in combination with a checkpoint inhibitor for the treatment of patients with metastatic SCNC with progression on chemotherapy and no evidence of microsatellite instability. A potential registrational trial design in mCRPC patients with SCNC phenotype was finalized, however in light of our Clinical Reprioritization, we have not met with the FDA to discuss this, nor plan to initiate this trial at the current time.

Our Immuno-Oncology Programs

With our Clinical Reprioritization, further work on our immuno-oncology program has been paused, other than as noted below.

BXCL701 as a Potential Treatment for Other Cancers

In addition to its potential use in combination with CPIs to treat mCRPC, an immunologically cold tumor, we have been developing BXCL701 as a therapeutic for pancreatic cancer, and other solid tumors with greater, or “non-cold,” immunological activity that are nonetheless regarded as difficult-to-treat, and hematological malignancies. We believe the synergistic potential of BXCL701 and CPIs, when administered in combination, could increase cancer cell susceptibility to an enhanced immune response, potentially increasing the clinical benefit of CPIs, whose single-agent efficacy in treating these tumor types is generally viewed to be limited to between 13% and 30% of cancer patients and the duration of response to treatment is often short. As such, we envision the potential therapeutic benefit of BXCL701 increasing the sensitivity of cold tumors to CPI therapy, enabling the potential treatment of a range of cancers including pancreatic cancer, breast cancer, colorectal cancer, and ovarian cancer, as well as enhancing the depth of response to CPIs in other cancers. In addition, based on the preclinical observation that BXCL701 showed direct cytotoxic activity against certain leukemic cells, we have initiated clinical development targeting relapsed or refractory acute myeloid leukemia (“AML”).

Pancreatic Cancer

Preclinical models demonstrated synergy between DPP inhibition with BXCL701 and anti-PD-1 antibody in the pancreatic cancer tumor microenvironment. Based on these preclinical observations, Georgetown Lombardi Cancer Center initiated a Phase 2 IST to assess the safety of BXCL701 when administered in combination with pembrolizumab (safety lead-in), as well as to estimate the 18-week progression-free survival rate (primary objective of the efficacy phase) in previously treated metastatic pancreatic ductal adenocarcinoma. The trial was expected to enroll approximately 39 patients in its efficacy phase in a Simon 2-stage single-arm, open-label design (19 patients in stage 1 and 20 patients in stage 2). Patients were monitored radiographically and by tumor markers for response assessment. Tumor biopsies and blood samples were collected over the course of treatment to better understand the potential mechanism of action for the combination. The human proof of concept portion of the trial started in the first half of 2024. Twenty-one patients were enrolled. Four out of 18 evaluable patients (22%) were alive and progression-free at 18 weeks. Three had partial responses (17%), and 4 had stable disease (22%), for a disease control rate of 39%. One responder had MSI-H PDAC (Microsatellite Instability High Pancreatic Ductal Adenocarcinoma), while the other 2 had MSS PDAC (Microsatellite Stable Pancreatic Ductal Adenocarcinoma). Median PFS (Progression Free Survival) was 2.3 months (95% CI 1.58 – 5.29), and median overall survival was not reached (NR, 95% CI 4.54 - NR). No new safety signals were identified.

BXCL701 plus pembrolizumab in second-line advanced PDAC did not reach the preliminary efficacy endpoint to trigger the second stage. However, there were encouraging signs: this combination induced objective responses in 2 MSS pts, and the PFS exceeded 6 months in 3 pts (14%). Ongoing correlative studies should help to examine the characteristics of responders vs. non-responders and elucidate predictive markers of efficacy and resistance to this novel immunotherapy combination.

Relapsed or Refractory AML

DPP8/9 inhibition has been shown to be cytotoxic to THP-1 cells, monocytic cancer cells cultured from a patient with AML, but not other cell lines, suggesting a specific vulnerability of AML to these inhibitors which we believe can be exploited for therapeutic benefit. Based on these preclinical observations, Dana-Farber initiated a Phase 1b trial to assess the safety of BXCL701 and to determine the maximum tolerated dose (MTD) and RP2D of BXCL701 as a single agent administered on days 1-3, 8-10, 15-17 and 22-24 in a 4-week (28 days) cycle schedule. This trial started in the first quarter of 2023. A total of 8 patients were treated on days 1-3, 8-10, 15-17 and 22-24 in a 4-week (28 days) cycle schedule across three cohorts as shown below:

●	Cohort 1: 0.4 mg (BXCL701 0.2 mg BID);
●	Cohort 2: 0.6 mg (BXCL701 0.3 mg BID);
●	Final Cohort: 0.8 mg (BXCL701 0.4 mg BID) daily

No DLTs were observed and the study was closed due to poor enrollment on 31 Aug 2025 with an incomplete final cohort. Pharmacokinetic analysis is underway to determine PK parameters associated with single agent dosing in AML patients using this novel dosing regimen.

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

As of March 1, 2026, we have multiple patent families filed to protect our immuno-oncology program, including our core patent family directed to methods of using BXCL701 with immune checkpoint inhibitors, which is granted in the U.S., Japan, Australia, Canada, Russia, China, India, Taiwan, South Africa, Mexico, New Zealand, Europe and United Arab Emirates. Additional applications in this family are pending in major markets. Patents issued from this family are expected to expire no earlier than 2036. We have an additional patent issued in the U.S. directed to a method of selecting patients based on a biomarker and methods of treating certain cancers, with an expected expiration date no earlier than

2039. A corresponding European Patent case directed to selecting patients is issued and is expected to expire no earlier than 2039.

Additional applications are directed to administering BXCL701 in combination with various other molecules, biomarkers, and dosing regimens. We have zero pending PCT applications directed to novel formulations of BXCL701, various dosing regimens, methods of use, combination therapies, and to methods of treating small cell lung cancer. We expect that any patents issuing from the PCT and provisional applications will expire no earlier than 2043 to 2044.

We expect to file additional patent applications in support of current and new immuno-oncology clinical candidates as well as new platform and core technologies. For additional information regarding intellectual property regulations and risks, see above under “—Neuroscience—Neuroscience Intellectual Property” and Part I, Item 1A, “Risk Factors - Risks Related to Our Intellectual Property.”

Our Relationship with BioXcel LLC

As of March 26, 2026, BioXcel LLC holds an ownership interest of approximately 1.8% in the Company and our pipeline compounds were identified by applying our internal AI capabilities, along with BioXcel LLC’s EvolverAI, a proprietary pharmaceutical discovery and development engine, for drug re-innovation.

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

Service charges recorded under the Services Agreement were $0.6 million and $1.3 million for the years ended December 31, 2025 and 2024.

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

The marketability of products for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, an increasing emphasis on managed care in the U.S. has increased and we expect will continue to increase the pressure on pharmaceutical pricing. Coverage policies and third-party reimbursement rates may change at any time. Recently, the U.S. government has increased its focus on drug pricing in the US, including through “most favored nation” pricing initiatives. Even if favorable coverage and reimbursement status is secured for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers, which will remain in effect through 2032, absent additional congressional action. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. More recently, in March 2021, Congress enacted the American Rescue Plan Act of 2021, which, among other things, eliminated the statutory Medicaid drug rebate cap, effective January 1, 2024. The rebate was previously capped at 100% of a drugs average manufacturer price.

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

On April 15, 2025, the Trump administration published Executive Order 14273, “Lowering Drug Prices by Once Again Putting Americans First,” which generally directs the federal government to take measures to reduce drug prices, including eliminating the so-called “pill penalty” under the Inflation Reduction Act that creates a distinction between small molecule and large molecule products for purposes of determining when a drug may be eligible for drug price negotiation. On May 12, 2025, the Trump administration published Executive Order 14297, “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients,” which generally, among other things, directs the federal government to establish and communicate most-favored-nation (MFN) price targets to pharmaceutical manufacturers to bring prices for American patients in line with comparably developed nations. Further, the Executive Order directs the federal government to support regulatory paths to allow direct-to-patient sales for companies that meet these targets. It also states that the Administration will take additional aggressive action (for example, examining whether marketing approvals should be modified or rescinded or opening the door for individual drug importation waivers) should manufacturers fail to offer American consumers the MFN lowest price. It also directs the Secretary of Commerce and the U.S. Trade Representative to “take all necessary and appropriate action to ensure foreign countries are not engaged in any act, policy, or practice that may be unreasonable or discriminatory or that may impair United States national security . . . including by suppressing the price of pharmaceutical products below fair market value in foreign countries.” Notably, a similar “Most Favored Nation” pricing rule enacted under the first Trump administration was subject to an injunction resulting from judicial challenges to the rule, which was formally rescinded by the former Biden Administration in August 2021.

The One Big Beautiful Bill Act (the OBBBA), which was enacted in July 2025, imposes significant reductions in the funding of the Medicaid program. Such reductions are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, which could adversely affect the sales of any drug candidate that we commercialize and negatively impact the pharmaceutical industry in general.

On December 19, 2025, CMS released two proposed rules that would incorporate MFN pricing principles into federal reimbursement for prescription drugs. The first proposal, the Global Benchmark for Efficient Drug Pricing Model (GLOBE) for Medicare Part B, would require manufacturers of specified single source drugs and sole source biologics to pay incremental rebates based on international benchmark prices, with participation triggered for products meeting CMS’s spending and eligibility criteria. The second proposal, the Guarding U.S. Medicare Against Rising Drug Costs (GUARD) model for Medicare Part D, would similarly mandate manufacturer rebates for qualifying sole source drugs where the Medicare net price exceeds an MFN benchmark derived from international reference pricing methodologies. As proposed, GLOBE would begin a five year performance period on October 1, 2026 and GUARD would begin its performance period in 2027. These proposals will likely be subject to legal challenges that could delay their implementation or modify their impact on manufacturer pricing and revenue. Additionally, in November 2025, CMS introduced the Generating cost Reductions for U.S. Medicaid (GENEROUS) Model, a voluntary MFN framework for manufacturers participating in the Medicaid Drug Rebate Program. Although it is voluntary, the GENEROUS Model could also impact the drug pricing landscape for manufacturers.

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

Future legislation could limit payments for pharmaceuticals such as IGALMI® and the product candidates that we are developing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressures. The implementation of cost-containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. In addition, it is possible that there will be further legislation or regulation that could harm our business, financial condition, and results of operations.

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

Human Capital

Our Employees

In August 2023, our Board of Directors approved the Clinical Reprioritization. Following a comprehensive review of the business, we determined to focus on high-potential agitation-market opportunities. These actions also included a shift in commercial strategy for IGALMI® in the institutional setting, a reduction of in-hospital commercialization expenses, a suspension of programs no longer deemed core to our business, and a shift in focus to develop BXCL501 for use in the at-home setting in the treatment of agitation in schizophrenia, bipolar disorders, and in patients with mild to moderate dementia due to probable Alzheimer’s disease.

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

In September, 2024, the Company approved a plan for an additional reduction its workforce by 15 employees, or approximately 28% of the Company’s headcount (the “Clinical Reprioritization”), in order to extend its cash runway and prioritize investment on the clinical development of its lead neuroscience asset, BXCL501. The Company recorded total restructuring costs of $1.6 million for the three months ended September 30, 2024. These costs also consisted of severance and benefit costs. The Company completed the Clinical Reprioritization in October 2024 and paid $1.0 million of related costs during the fourth quarter of 2024, $0.5 million during the first quarter of 2025, and paid the remaining $0.1 million during the second quarter of 2025.

We recorded restructuring costs of $0.2 million and $2.4 million in the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, respectively, we had 29 and 37 full-time employees.

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

As of December 31, 2025, we had $28.8 million in cash, cash equivalents and restricted cash. Based on our existing cash, cash equivalents and lack of current availability under our funding facilities, we do not believe we have sufficient cash on hand to support current operations and service our debt obligations for at least one year from the date of issuance of the audited consolidated financial statements appearing in this Annual Report on Form 10-K (this “Annual Report”). This condition raises substantial doubt about our ability to continue as a going concern for at least one year from the date that our financial statements for the year ended December 31, 2025 are issued. In order to mitigate liquidity issues, we have undertaken the Clinical Reprioritization and other restructuring actions, and may, among other things, seek to raise capital through the issuance of common stock, or by restructuring, refinancing, and/or amending the terms of the Credit Agreement (including with respect to regulatory related events of default that do not contain a cure period) or pursue other strategic alternatives. However, such transactions may not be successful and we may not be able to raise additional equity and/or financing necessary to meet our obligations.

Our Credit Agreement (as defined below) contains, among other things, a covenant requiring that our audited annual financial statements be delivered without a "going concern" or like qualification or exception. On March 27, 2026, we entered into the Ninth Amendment to the Credit Agreement (the “Ninth Amendment”), which included, among other things, (i) a waiver of the “going concern” qualification for our audited annual financial statements for the year ended December 31, 2025 and (ii) a $2.5 million reduction in the Credit Agreement’s minimum liquidity covenant. In connection with the Ninth Amendment we agreed to (i) make a one-time prepayment of the principal amount of $2.5 million, together with accrued and unpaid interest thereon, by March 31, 2026, (ii) on or prior to April 15, 2026, at the Company’s option either (A) pay the Lenders (as defined below) an amendment fee of approximately $2.0 million or (B) grant warrants to the Lenders to purchase up to 1,353,729 shares of our common stock, at an exercise price of $0.01 per share and (iii) following receipt of aggregated gross proceeds following the effective date of the Ninth Amendment from (a) the issuance of the Company’s common stock, warrants and/or pre-funded warrants, (b) non-refundable cash consideration from partnering transactions, (c) the issuance of the Company’s subordinated debt and/or (d) sales by the Company of its assets, in each case ((a) through (d)), in transactions permitted under the Credit Agreement (“Capital Raise Activities”), make a prepayment of the loans under the Credit Agreement in an aggregate principal amount equal to 50% of such gross cash proceeds, together with accrued interest thereon and any fees or premia (including prepayment premium) payable in connection therewith; provided that such prepayment requirement shall not be applicable (A) with respect to the first $2.5 million gross proceeds received from Capital Raise Activities and (B) once the aggregate principal amount of the prepaid pursuant to one or more of such prepayments equals $2.5 million. Even with the Ninth Amendment, we face short term financing pressure and there is no assurance that we will be able to raise sufficient capital to fund our continuing operations and remain in compliance with our minimum liquidity covenant. For additional cost-saving and other strategic initiatives we may be compelled to pursue, see the risk factor entitled, “We will need substantial additional funding, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts or otherwise seek strategic alternatives.”

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

Since our inception, we have incurred significant operating losses. Our net loss was $69.9 million and $59.6 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had a stockholders’ deficit of approximately $95.5 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We have only one product candidate approved for marketing in the U.S., none in any other jurisdiction, and may never receive approval beyond the one product approved to date. It could be several years, if ever, before we have a commercialized product that generates significant revenues through sales of IGALMI® or our product candidates, if approved. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses may increase in the long term as we:

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

Management believes that the Company’s cash, cash equivalents and restricted cash of $28.8 million as of December 31, 2025, plus the $0.5 million of gross proceeds from sales pursuant to the Company ATM Program after December 31, 2025, as well as the $8.0 million of gross proceeds received by the Company in its registered direct offering in March 2026, will allow the Company to fund its operations and meet its liquidity requirements into the second quarter of 2026. There can be no assurance that we will be able to extend our cash runway.

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

As of December 31, 2025, we had aggregate principal indebtedness of $112.2 million outstanding under our Credit Agreement and Guaranty (as amended, the “Credit Agreement”) by and among the Company, as the borrower, certain subsidiaries of the Company from time to time party thereto as subsidiary guarantors, the lenders party thereto (the “Lenders”), and Oaktree Fund Administration LLC (“OFA”) as administrative agent.

Restrictive covenants in the Credit Agreement place limits on our ability to conduct our business. The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions, subject to certain exceptions, including specific exceptions with respect to product commercialization and development activities. In addition, certain events, including receipt of a warning letter from the FDA, may constitute an event of default. We must also comply with certain covenants under the Credit Agreement, including a financial covenant that requires we maintain certain minimum cash liquidity amounts. In addition, certain events, including certain regulatory events and any “going concern” or similar qualification in a report of the Company’s independent registered public accountants relating to the Company’s annual financial statements (except for the years ended December 31, 2023, 2024 and 2025, which have been waived pursuant to the Ninth Amendment), constitute an event of default under the Credit Agreement.

The Credit Agreement also includes other covenants relating to certain change of control events can also trigger an event of default under the Credit Agreement, including control by any entity or group of entities, other than BioXcel LLC and its affiliates, that acquires 35% or more of our voting capital stock. The Credit Agreement also contains a minimum liquidity covenant that, as of September 30, 2025, requires us to maintain at all times at least $15.0 million of unrestricted cash and cash equivalents, which was reduced to $12.5 million of unrestricted cash and cash equivalents in the Ninth Amendment. Additionally, pursuant to the Fifth Amendment to our Credit Agreement, we are required to make quarterly amortization payments equal to 5.0% of the principal amount outstanding under the Credit Agreement, together with applicable prepayment fees, beginning on March 31, 2026. These covenants may limit our flexibility in operating our business and our ability to take actions that might be advantageous to us and our shareholders.

Our ability to make scheduled payments or payments to maintain compliance with covenants or to restructure or refinance these and other outstanding debt obligations depends on our financial and operating performance, including growth in revenue from IGALMI® and BXCL501, which will be affected by prevailing economic, industry and competitive conditions and by financial, business and other factors beyond our control. A failure to pay our debt, fixed costs and other obligations or a breach of our contractual obligations or other event of default could result in a variety of adverse consequences, including the acceleration of our obligations or the exercise of remedies by our creditors and lessors or otherwise exercise the rights of a secured creditor. In such a situation, it is unlikely that we would be able to cure our breach, fulfill our obligations, make required payments or otherwise cover our fixed costs, which would have a material adverse effect on our business, results of operations and financial condition.

In addition, historically we have relied on debt and equity financings as our primary sources of liquidity. If our future cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay expenditures, sell assets, seek additional capital or seek to restructure or refinance our indebtedness. Additionally, under the terms of the Ninth Amendment, following receipt of aggregated gross proceeds from Capital Raise Activities, we have agreed to make a prepayment of the loans under the Credit Agreement in an aggregate principal amount equal to 50% of such gross cash proceeds, together with accrued interest thereon and any fees or premia (including prepayment premium) payable in connection therewith; provided that such prepayment requirement shall not be applicable (A) with respect to the first $2.5 million gross proceeds received from Capital Raise Activities and (B) once the aggregate principal amount of the prepaid pursuant to one or more of such prepayments equals $2.5 million. Any refinancing or restructuring of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants. These alternative measures may not be successful and may not permit us to meet our scheduled or any accelerated debt service obligations. In the absence of such cash flows and resources, we could face substantial liquidity problems and might be required to sell material assets or pursue other strategic alternatives to attempt to meet our debt service obligations.

Our Clinical Reprioritization and other workforce reductions may not achieve our intended outcome.

In August 2023, we announced a broad-based strategic clinical reprioritization (the “Clinical Reprioritization”) and have taken further restructuring actions since then. As part of these efforts, we have taken actions to reduce certain operational and workforce expenses that are no longer deemed core to our ongoing operations in order to extend our cash runway and drive innovation and growth in high potential clinical development and value creating opportunities. These actions include a shift in commercial strategy for IGALMI® in the institutional setting, a reduction of in-hospital commercialization expenses, a suspension of programs no longer determined to be core to ongoing operations, and a prioritization on at-home treatment setting opportunities for BXCL501. As part of this strategy, we reduced our workforce in 2023 by approximately 60%.

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

In addition, we may not realize the benefits of or there may be unanticipated costs associated with our Clinical Reprioritization. As a result of the Clinical Reprioritization, including our strategic refocus, we may not generate material revenues from IGALMI® in the near term because our commercial force will be significantly reduced. If we are unable to commercialize IGALMI® in a different setting or unable to develop, receive marketing approval for and successfully commercialize BXCL501, BXCL701 and any of our other product candidates on our own or with any future collaborator, or experience delays because of any of these factors or otherwise, our business could be materially and substantially harmed.

In addition, because we have limited financial and managerial resources, under our Clinical Reprioritization, we intend to focus on specific product candidates, indications and development programs. We may also conduct several clinical trials for our product candidates in parallel over the next several years, which may make our decision as to which product candidates to focus on more difficult. As a result, we may forgo or delay pursuit of opportunities with other product candidates or other indications that could have had greater commercial potential or likelihood of success. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through future collaborations, licenses and other similar arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. If we are not successful in increasing our efficiency as a result of this Clinical Reprioritization, our efforts to develop and commercialize our product candidates may be delayed or halted and our business could be materially adversely impacted.

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

Following our discovery of principal investigator misconduct at one of the clinical sites in our TRANQUILITY II Phase 3 clinical trial, we initiated an investigation into the issues associated with the trial. This principal investigator had previously been subject to a December 2022 FDA inspection of her clinical site in connection with the TRANQUILITY II clinical trial. At the conclusion of this inspection, the FDA issued an FDA Form-483 identifying three inspectional observations. These observations related to the principal investigator’s failure to adhere to the informed consent form approved by the Institutional Review Board for a limited number of subjects whose records the FDA reviewed, maintain adequate case histories for certain patients whose records the FDA reviewed, and adhere to the investigational plan in certain instances. For example, the FDA cited the principal investigator’s delay in informing the sponsor’s medical monitor or pharmacovigilance safety vendor of an SAE, for one of the subjects, which report was made to our vendor outside of the 24 hour time period prescribed by the clinical trial protocol. The principal investigator for this clinical site responded to the FDA observations within the time period requested. The FDA concluded that the inspection of a single site in its TRANQUILITY II Phase 3 trial is closed under 21 C.F.R.20.64(d)(3) and released the Establishment Inspection Report. The FDA has designated “Voluntary Action Indicated” for the site, which means objectionable conditions or practices were found without significant public health risks, but the agency is not prepared to take or recommend any administrative or regulatory action.

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

In August 2023, we announced our intention to pursue the Clinical Reprioritization, including among other things, a shift in focus to primarily develop BXCL501 for use in expanded settings, including the at-home setting and care facilities, for the acute treatment of agitation in patients with dementia due to probable Alzheimer’s disease and the acute treatment of agitation in schizophrenia and bipolar patients in the at-home setting. Although we have conducted several clinical trials that evaluated BXCL501 in the institutional setting, and we have conducted the SERENITY At-Home Phase 3 trial evaluating the safety of BXCL501 for the acute treatment of agitation associated with bipolar disorders or schizophrenia in the at-home setting, we have not conducted a clinical trial evaluating the at-home use of BXCL501 in the acute treatment of agitation in patients with dementia due to probable Alzheimer’s disease.

Although we intend to seek additional feedback from the FDA regarding the potential of our ongoing or completed clinical trials to support submission of one or more sNDAs and to support a label for use in the home setting for in patients with dementia due to probable Alzheimer’s disease, it is possible that the FDA may not consider our available data adequate to support such submissions. On January 14, 2026, we submitted a supplemental New Drug Application (sNDA) to the FDA for IGALMI® for the acute treatment of agitation associated with schizophrenia and bipolar disorders in the at-home setting. This sNDA seeks to expand IGALMI®’s label to include the broader at-home patient population where there are no FDA-approved options currently available. Although we announced on August 18, 2025 that we had received positive pre-sNDA meeting responses from the FDA and believe that the planned sNDA regulatory package will be sufficient to support the sNDA submission, there are no assurance that the FDA will accept the submission and it is possible that the FDA may not consider our available data adequate to support the submission. Further, even if the FDA accepts the sNDA submission, there is no assurance that the FDA will approve our sNDA and authorize an expanded IGALMI®’s label to include the broader at-home patient population.

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

With respect to our SERENITY program, we also held a Type C Meeting with the FDA on March 6, 2024 to obtain further feedback on our proposed changes to the design of SERENITY III Part 2, including with respect to the trial endpoints, and to discuss the content and format of a potential sNDA submission to expand the label of IGALMI® 120 micrograms to the acute treatment of agitation associated with schizophrenia and bipolar disorders in the outpatient setting. IGALMI® is already approved at the 120 mcg dose based on efficacy data that we previously generated in treating a single episode of agitation. Consistent with the data generated to date, the label for IGALMI® currently includes a limitation on use (“LOU”), noting the lack of efficacy or safety data beyond 24 hours following the first dose. During our March 6, 2024 Type C meeting with the FDA, we discussed, among other things, whether evaluating the at-home use of BXCL501 120 mcg, with safety as the primary objective and efficacy measures as exploratory endpoints, if successful, could support the submission of an sNDA seeking expansion of the current label for IGALMI® 120 mcg to allow at-home use and labeling without the current LOU. Based on current FDA feedback, we amended the Part 2 of the SERENITY III protocol to evaluate the safety and efficacy of the 120 mg dose in the at-home setting, and now refer to this revised trial as the SERENITY At-Home trial. On August 27, 2025, we announced that the SERENITY At-Home trial evaluating the safety of BXCL501, met its primary endpoint. Additionally, on October 14, 2025, we announced positive results from the correlation study related to exploratory efficacy outcomes from the SERENITY At-Home trial. The results from the correlation study along with that data from this successful study formed the basis of the supplemental New Drug Application (sNDA) submission for label expansion of IGALMI® in the at-home setting, which was submitted to the FDA on January 14, 2026.

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

Any modifications to our proposed trial designs, whether by us or by the FDA would delay our initiation of such proposed trials, increase the costs of any trial that we do conduct and delay any potential submission of an sNDAs for BXCL501. Requirements to conduct additional clinical trials evaluating BXCL501 in support of our sNDAs submission and any future sNDAs seeking approvals for BXCL501 for our targeted patient populations in at-home settings would increase our costs, and in either case, such modifications or requirements could have a material adverse effect on our prospects and results of operations.

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

We currently have only one product that has received regulatory approval and may never be able to develop additional marketable product candidates. We are continuing to invest a significant portion of our efforts and financial resources in the commercialization of IGALMI® and development of our four product candidates, BXCL501, BXCL502, BXCL701 and BXCL702, as well as other product candidates. In connection with the Clinical Reprioritization, we have significantly reduced the resources devoted to commercialization of IGALMI® and it is possible that will have adverse consequences on the revenue that we are able to generate from IGALMI® in the near term. As part of the Company’s Clinical Reprioritization, the IGALMI® commercial team shifted focus to a hospital/Integrated Delivery Network (“IDN”) contracting strategy with a Corporate Account Director (CAD) team. The goal of the realigned CAD team is to work with large IDNs and drive sales utilizing a top-down approach. Over time, the revised commercial effort is expected to allow the Company to continue to make inroads into the institutional market in a more cost-efficient manner. In January 2026, Mark Pavao joined the Company as Interim Chief Commercial Officer to support the potential launch of IGALMI® in the at-home setting, pending FDA approval of our sNDA submission. While this appointment strengthens our commercial readiness, we continue to have limited experience in marketing and selling drug products and may need to further expand our commercial team to successfully launch IGALMI for the at-home indication if approved.

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

We have only submitted one NDA to the FDA and have not submitted any similar marketing applications to comparable foreign authorities, for any product candidate. On January 14, 2026 we submitted a sNDA for label expansion of IGALMI® in the at-home setting based on the data from the successful SERENITY At-Home trial, we cannot be certain that our submission will be approved, or that our other product candidates currently in development, or any than may be developed in the future, will be successful in clinical trials or receive regulatory approval. Further, our product candidates currently in development, or any that may be developed in the future, may not receive regulatory approval even if we believe they are successful in clinical trials. If we do not receive regulatory approvals for additional product candidates, we may not be able to continue our operations. For any regulatory approvals to market one or more of our product candidates, our revenues will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets for patients that we are targeting for IGALMI® or our other product candidates are not as significant as we estimate, we may not generate significant revenues from sales of IGALMI® or such other product candidates, if approved.

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

Before obtaining marketing approval from the FDA, or other comparable foreign regulatory authorities, for the sale of our product candidates, we must complete preclinical development and extensive clinical trials to demonstrate the safety and efficacy of our product candidates, in accordance with applicable law and regulations. Failure can occur at any time during the clinical trial process. We have completed the SERENITY At-Home trial evaluating the safety of BXCL501 and, on January 14, 2026, submitted an sNDA for label expansion of IGALMI® in the at-home setting based on the data from the successful SERENITY At-Home trial and are planning for certain clinical trials relating to BXCL501, BXCL701, BXCL502 and our other product candidates, there can be no assurance that the FDA, or other comparable foreign regulatory authorities, will accept our submission or proposed trial designs as sufficient to establish the safety and/or efficacy of our product candidates.

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

Changes in U.S. trade policy and the impact of tariffs may have a material adverse effect on our business, results of operations and financial condition.

Our business, results of operations and financial condition may be adversely affected by uncertainty and changes in U.S. trade policies, including tariffs, quotas, trade agreements or other trade restrictions imposed by the U.S. or other governments. For example, in April 2025, the U.S. government announced a 10% tariff on product imports from almost all countries and individualized higher tariffs on certain other countries. On October 10, 2025, the U.S. Government announced a 100% tariff on all product imports from China, bringing the total China tariff rate to 130% tariff effective November 1, 2025. While several tariff announcements have been followed by announcements of limited exemptions and temporary pauses, in February 2026, the U.S. Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”). Following the Supreme Court’s decision, the U.S. presidential administration announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports from all countries, in addition to any existing non-IEEPA tariffs. These actions have caused substantial uncertainty and volatility in financial markets and may result in retaliatory measures on U.S. goods.

Our business requires access to materials to manufacture our products, some of which we source from suppliers located outside the United States. Any imposition of or increase in tariffs or other restrictions on imports of materials on which our products rely, as well as corresponding price increases for such materials available domestically, if any, could increase our costs. We would likely be unable to pass all or any such cost increases on to our customers and such cost increases could materially and adversely affect our business, results of operations and financial condition, including our gross margin.

Tariffs or other trade restrictions may lead to continuing uncertainty and volatility in U.S. and global financial and economic conditions and commodity markets, declining consumer confidence, significant inflation and diminished expectations for the economy. Such conditions could have a material adverse impact on our business, results of operations and financial position. Also, disruptions and volatility in the financial markets may lead to adverse changes in the availability, terms and cost of capital. Such adverse changes could increase our costs of capital and limit our access to external financing sources.

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

A number of factors may affect the market acceptance of our products or any other products or product candidates we develop or acquire, including, among others:

●	the price of our products relative to other products for the same or similar treatments;
●	the perception by patients, physicians and other members of the health care community of the effectiveness, utility and safety of our products for their indicated applications and treatments;
●	our ability to fund our sales and marketing efforts; and
●	the effectiveness of our sales and marketing efforts, including our strategic refocus to hospital/IDNs as part of the Clinical Reprioritization.

If our products do not gain market acceptance, we may not be able to fund future operations, including developing, testing and obtaining regulatory approval for new product candidates and expanding our sales and marketing efforts for our approved products, which would cause our business to suffer.

We plan to continue to commercialize IGALMI® sublingual film for the acute treatment of agitation associated with schizophrenia or bipolar I or II disorder, to be self-administered by patients under the supervision of a healthcare provider, which is our only approved product to date. However, in connection with the Clinical Reprioritization, we significantly reduced the resources devoted to commercialization of IGALMI ® and it is possible that will have adverse consequences on the revenue that we are able to generate from IGALMI®. Revenues for IGALMI® for the year ended December 31, 2025 were $0.6 million. If our commercial products do not gain market acceptance, we may not be able to fund future operations, including developing, testing and obtaining regulatory approval for an sNDA for other BXCL501 indications, including in the at-home setting for the acute treatment of agitation (non-daily) associated with dementia due to probable Alzheimer’s disease, or for other product candidates that it may develop. Our results of operations could be materially harmed if we are unable to successfully commercialize IGALMI® for any currently or additionally approved indications or any future product candidates that we may have approved.

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

We have limited experience in marketing and selling drug products. We have not entered into arrangements for the sale and marketing of IGALMI®, BXCL501, BXCL502, BXCL701, BXCL702 or any other product candidate. Typically, pharmaceutical companies would employ groups of sales representatives and associated sales and marketing staff numbering in the hundreds to thousands of individuals to call on the large number of physicians and hospitals. Following our Clinical Reprioritization, we may need to rebuild a commercial sales and marketing team if we seek to modify our commercial strategy for IGALMI® or initiate commercial sales for any product candidate in the future, which will likely require significant cost. We may seek to collaborate with a third-party to market our drugs or may seek to market and sell our drugs by ourselves. If we seek to collaborate with a third-party, we cannot be sure that a collaborative agreement can be reached on terms acceptable to us. We may also need to hire additional personnel skilled in marketing and sales for our direct marketing and selling efforts. We cannot be sure that we will be able to acquire, or establish third-party relationships to provide, any or all of these marketing and sales capabilities. The maintenance and expansion of our direct sales force or establishment of a contract sales force, or a combination thereof, as applicable, to market our products is expensive and time-consuming and could delay any product launch. In addition, reputational harm from the Clinical Reprioritization may adversely impact our efforts to hire personnel skilled in marketing and sales. Further, we can give no assurances that we will be able to maintain a direct and/or contract sales force for any period of time or that our sales efforts will be sufficient to grow our revenues or that our sales efforts will ever lead to profits. A direct sales force has in the past subjected and may in the future subject us to higher fixed costs than those of companies that market competing products through independent third parties, due to the costs that we bear associated with employee benefits, training, and managing sales personnel. As a result, we could be at a competitive disadvantage. Additionally, these fixed costs may slow our ability to reduce costs if needed, which could have a material adverse effect on our business, financial condition, and results of operations.

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

In addition, other legislative changes have been proposed and adopted in the U.S. since the ACA was enacted. These changes include the Budget Control Act of 2011, which resulted in aggregate reductions of Medicare payments to providers, which went into effect on April 1, 2013, and, due to subsequent legislative amendments to the statute, will remain in effect through 2032, unless additional Congressional action is taken. Furthermore, the American Taxpayer Relief Act of 2012, further reduced Medicare payments to several types of providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. More recently, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, beginning January 1, 2024. The rebate was previously capped at 100% of a drug's average manufacturer price.

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

The Trump administration is pursuing a two-fold strategy to reduce drug costs in the United States. On the one hand, President Trump has threatened to impose significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the price for drugs in the United States to the lowest price in a group of other countries. In response, multiple manufacturers have reportedly entered into confidential pricing agreements with the federal government. On the other hand, the Trump administration is pursuing traditional regulatory pathways to impose drug pricing policies, and published two proposed regulations in December 2025, referred to as Globe and Guard. If finalized, these regulations would implement mandatory payment models under which manufacturers of eligible drugs would be required to pay rebates to the federal government on a portion of the units of their drugs that are reimbursed by Medicare, with the rebate amount based on most favored nation pricing. Imposing a rebate in the U.S. that is based on drug prices outside the U.S. would mark a drastic and unprecedented shift in the U.S. pharmaceutical market, and while the impact of the Globe and Guard proposed regulations, if finalized, cannot yet be determined, it is likely to be significant.

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

Our Chief Executive Officer and member of our board of directors, Vimal Mehta, Ph.D., is the Chief Executive Officer, President, Treasurer and Secretary and a member of the board of managers of BioXcel LLC and Chief Executive Officer, President, Treasurer and Secretary and the sole member of the board of directors of BioXcel Holdings, Inc. Additionally, as of December 31, 2025, Dr. Mehta, through his beneficial ownership of BioXcel LLC, beneficially owned approximately 2.2% of the Company. The management and ownership of BioXcel LLC by Dr. Mehta may create the appearance of conflicts of interest when Dr. Mehta is faced with decisions that could have different implications for BioXcel LLC than the decisions have for us, including decisions that relate to our Services Agreement and Contribution Agreement, as well as potential agreements relating to future product candidates and AI-related services or collaborations. Any perceived conflicts of interest resulting from investors questioning the independence of our management or the integrity of corporate governance procedures may materially affect our stock price and expose us to litigation risk.

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

To continue to execute our business strategy, we also must attract and retain highly skilled personnel. We might not be successful in maintaining our unique culture and continuing to attract and retain qualified personnel. We have, from time to time, had difficulty hiring and retaining highly skilled personnel with appropriate qualifications, including as a result of the Clinical Reprioritization and related consequences for our reputation. We may experience such difficulties in the future, and any further restructuring or related reduction in force could exacerbate such difficulties. The pool of qualified personnel with experience working within the biopharmaceutical and biotechnology market is limited overall. In addition, many of the companies with which we compete for experienced personnel have greater resources than we have.

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

At December 31, 2025 the Company had approximately $510.3 million of gross federal and $530.6 million of gross state net operating loss carry-forwards. The Tax Cuts and Jobs Act (“TCJA”) in December 2017 amended the net operating losses carryforward rules. Net operating losses generated after December 31, 2017, may be carried forward indefinitely, subject to certain limitations on their use. Net operating losses generated prior to 2018 may be carried forward for twenty years. If not utilized, these net operating losses will expire by 2037. State net operating losses have varying carryforward and applicable expiration periods. $507.7 million of the federal net operating losses were incurred after December 31, 2017, and will be carried forward indefinitely; the balance of the federal net operating losses are subject to expiration no later than 2037. The utilization of such net operating loss carry-forwards and realization of tax benefits in future years depends predominantly upon having taxable income. The Company has approximately $17.7 million of federal orphan drug credits and research and development credits which will begin to expire in 2037 if not utilized. The Company also has approximately $1.6 million of state research and development credits which will begin to expire in 2040 if not utilized.

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

Entities are also required to evaluate, measure, recognize and disclose any uncertain federal or state income tax provisions taken on their income tax returns. The Company has analyzed its tax positions and has concluded that as of December 31, 2025, there were no uncertain tax positions. The Company's U.S. federal and state net operating losses have occurred since its inception in 2017 and as such, tax years subject to potential tax examination could apply from that date because the utilization of net operating losses from prior years opens the relevant tax year to audit by The U.S. Internal Revenue Service (“IRS”) and/or state taxing authorities. The Company did not have any unrecognized tax benefits and has not accrued any interest or penalties for the 12 months ended December 31, 2025 and 2024.

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

You should consider an investment in our common stock to be risky, and you should invest in our common stock only if you can withstand a significant loss and wide fluctuations in the market value of your investment. Some factors that may cause the market price of our common stock to fluctuate, in addition to the other risks mentioned in this "Risk Factors" section, are:

●	sale of our common stock by our stockholders, executives, and directors;
●	volatility and limitations in trading volumes of our shares of common stock;
●	speculative trading in and short sales of our stock, as well as trading phenomena such as the “short squeeze” and “short and distort” schemes;
●	our ability to obtain financings to conduct and complete research and development activities including, but not limited to, our clinical trials, and other business activities;
●	possible delays in the expected recognition of revenue due to lengthy and sometimes unpredictable sales timelines;
●	the timing and success of introductions of new applications and services by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers or strategic partners;
●	network outages or security breaches;
●	our ability to attract new customers;
●	customer renewal rates and the timing and terms of customer renewals;
●	our ability to secure resources and the necessary personnel to conduct clinical trials on our desired schedule;
●	commencement, enrollment or results of our clinical trials for our product candidates or any future clinical trials we may conduct;
●	changes in the development status of our product candidates;
●	any delays or adverse developments or perceived adverse developments with respect to the FDA’s review of our preclinical and clinical trials;

●	any delay in our submission for studies or product approvals or adverse regulatory decisions, including failure to receive regulatory approval for our product candidates;
●	unanticipated safety concerns related to the use of our product candidates;
●	failures to meet external expectations or management guidance;
●	changes in our capital structure or dividend policy, future issuances of securities, sales of large blocks of common stock by our stockholders;
●	sales of our common stock under our existing “at-the-market” equity offering program or other future issuances;
●	our cash position;
●	announcements and events surrounding financing efforts, including debt and equity securities;
●	our inability to enter into new markets or develop new products;
●	reputational issues;
●	competition from existing technologies and products or new technologies and products that may emerge;
●	announcements of acquisitions, partnerships, collaborations, joint ventures, new products, capital commitments, or other events by us or our competitors;
●	changes in general economic, political and market conditions in or any of the regions in which we conduct our business;
●	changes in industry conditions or perceptions;
●	changes in valuations of similar companies or groups of companies;
●	analyst research reports, recommendation and changes in recommendations, price targets, and withdrawals of coverage;
●	departures and additions of key personnel;
●	disputes and litigations related to intellectual properties, proprietary rights, and contractual obligations;
●	changes in applicable laws, rules, regulations, or accounting practices and other dynamics; and
●	other events or factors, many of which may be out of our control.

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

In March 2024, we issued and sold in a registered direct offering 190,913 shares of our common stock, accompanying warrants to purchase up to 538,728 shares of our common stock and pre-funded warrants to purchase up to 347,814 shares of our common stock. In November 2024, we issued and sold in a registered direct offering 350,000 shares of our common stock, accompanying warrants to purchase up to 912,500 shares of our common stock and pre-funded warrants to purchase up to 562,500 shares of our common stock, (for additional information see Note 11, Common Stock Financing Activities in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025). In addition, we issued additional warrants to purchase up to 312,506 shares of common stock in connection with the Fifth Amendment of our Credit Agreement (see Note 9, Debt and Credit Facilities in this Annual Report on Form 10-K for additional information). In March 2025, we issued and sold in a registered direct offering 188,383 shares of common stock, pre-funded warrants to purchase up to 3,811,617 shares of our common stock, accompanying warrants to purchase up to 4 million shares, and option warrants to purchase an additional 4 million shares of common stock (or pre-funded warrants in lieu thereof) and 4 million warrants. The option warrants expired on March 18, 2025 without being exercised.

In addition, in April 2025, we entered into an Equity Distribution Agreement with Canaccord Genuity LLC establishing an “at-the-market” equity offering program under which Canaccord acts as sales agent (the “Company ATM Program”). On August 18, 2025, following an increase in the Company's public float above $75 million, we amended the program to permit sales of shares having an aggregate offering price of up to $80,000,000. Any sales under the Company ATM Program will be dilutive to existing stockholders and could adversely affect our stock price. From the inception of the Company ATM Program in April 2025 through December 31, 2025, we sold 12,086,560 shares of our common stock under the Equity Distribution Agreement for aggregate gross proceeds of approximately $34.5 million.

The number of shares of common stock underlying our outstanding warrants is significant in relation to our outstanding common stock (29% as of March 26, 2026), which could have a negative effect on the market price of our common stock and make it more difficult for us to raise funds through future equity offerings. In the event these warrants are exercised, our stockholders will experience additional dilution. To the extent outstanding stock options or warrants are exercised, there would be further dilution to our existing stockholders, which could impact the price of our common stock. Any future issuances of equity securities, including under our existing “at-the-market” program or in connection with potential strategic transactions, would further dilute existing stockholders and could materially and adversely affect the market price of our common stock and our ability to raise additional capital on favorable terms.

If we do not maintain compliance with the continued listing standards of the Nasdaq Capital Market,  Nasdaq may delist our common stock from trading on its exchange, which could limit investors' ability to make transactions in our securities and subject us to additional trading restrictions.

Our common stock is currently listed for trading on Nasdaq and we are currently in compliance with all Nasdaq listing requirements. However, while the Company currently meets all Nasdaq Capital Market listing requirements for continued listing, we have in the past and may again in the future receive notice of the failure to satisfy a continued listing rule from Nasdaq.

There can be no assurance that, should we fall out of compliance with the continued listing standards of Nasdaq, we will be able to regain and maintain compliance and will not face a delisting from Nasdaq in the future.

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

We are, and may in the future become, subject to various legal proceedings, claims and investigations that arise in or outside the ordinary course of business. For example, on July 7, 2023, plaintiff Katelyn Martin filed a class action complaint against the Company and certain executives in the United States District Court for the District of Connecticut, captioned Martin v. BioXcel Therapeutics, et al., 3:23-cv-00915 (D. Conn). The case has since been renamed to Hills et al v. BioXcel Therapeutics, Inc. et al. On October 4, 2023, pursuant to the Private Securities Litigation Reform Act, the court appointed two co-Lead Plaintiffs. The co-Lead Plaintiffs filed an amended complaint on December 5, 2023, alleging violations of Sections 10(b) and 20A of the Exchange Act and SEC Rule 10b-5 promulgated thereunder. On July 11, 2024, the Court dismissed the amended complaint without prejudice and, on August 1, 2024, co-Lead Plaintiffs filed a second amended complaint. The second amended complaint alleges that defendants made false or misleading statements regarding the TRANQUILITY II trial and the development of BXCL501 for an expanded indication related to the treatment of certain Alzheimer’s-related agitation. The Company moved to dismiss the second amended complaint on September 6, 2024. On February 24, 2025, while the Company’s motion to dismiss remained pending, Plaintiffs moved for leave to further amend their complaint. On September 29, 2025, the Court issued an order granting Plaintiffs’

motion for leave to amend, denying Defendants’ motion to dismiss as moot, and allowing Plaintiffs to proceed on certain of their claims. The Company filed an answer to the third amended complaint on October 28, 2025. On January 23, 2026, the parties reached a tentative agreement to settle the action. In light of this agreement, on January 28, 2026, the Court entered an order vacating the scheduling order and requiring Plaintiffs to file a motion for preliminary approval of the settlement or status report by February 27, 2026. Plaintiffs filed a motion for preliminary approval on February 27, 2026, and the Court granted the motion on March 2, 2026. The hearing on the motion for final approval of the settlement is set for September 2, 2026.

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

On May 7, 2025, Plaintiff Yaakov Portnoy filed a stockholder derivative complaint in the Court of Chancery of the State of Delaware purportedly on behalf of the Company and against Vimal Mehta, Peter Mueller, June Bray, Sandeep “Steve” Laumas, Michael P. Miller, Michal Votruba, Richard I. Steinhart, Robert Risinger, and Krishnan Nandabalan, and the Company as Nominal Defendant under the caption Yaakov Portnoy, derivatively on behalf of BioXcel Therapeutics, Inc. v. Vimal Mehta, et al, 2025-0508-BWD (Del. Ch.).  The complaint alleges similar claims to those raised in In re BioXcel Therapeutics, Inc. Derivative Litigation, 1:24-cv-00041 (D. Del.), including business torts. On January 27, 2026, the Court entered the parties’ joint stipulation staying the case until the resolution of Hills v. BioXcel et al, 3:23-cv-00915 (D. Conn.).

The Company is also cooperating with a formal investigation of the Company and certain of its officers and directors by the SEC, relating to the Company’s public disclosures—including about product sales and the receipt of a Form 483 by an investigator at one of the Company’s clinical trial sites in the TRANQUILITY II study, the Company’s technology platform, and study enrollment—and trading in the securities of the Company. The Company has produced documents, and current and former officers and employees of the Company have testified before the SEC. The above-captioned proceedings, as well as any investigation or proceeding that may be instituted by the SEC may result in substantial costs or liabilities, as well as a diversion of management’s attention and resources, which could harm our business, result in a decline in the market price of our common stock and impact our financing efforts.

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

For example, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law on July 4, 2025 and made significant changes to U.S. federal tax law. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. We are evaluating the elections available under the OBBBA. Based on our current assessment, we do not expect the changes to Section 174 under the OBBBA to have a material impact on our financial position or results of operations. For example, under Section 174 of the Internal Revenue Code of 1986, as amended (the "Code"), in taxable years beginning after December 31, 2021, expenses that are incurred for research and development performed outside the U.S. will be capitalized and amortized, which may have an adverse effect on our cash flow. The OBBBA provides that for taxable years beginning after December 31, 2024, expenses that are incurred for research and development performed in the U.S. may, at the taxpayer’s election, be immediately deducted or capitalized and amortized. In addition, the OBBBA provides that for taxable years beginning after December 31, 2021 and before January 1, 2025, certain eligible taxpayers generally may elect to retroactively deduct expenses for research and development performed in the U.S. in such taxable years by filing amended tax returns for such taxable years, and all other taxpayers that are not eligible to make such an election and that amortized expenses for research and development performed in the U.S. in such taxable years generally may elect to accelerate and deduct the remaining unamortized amounts of such research and development expenses (i) in the first taxable year beginning after December 31, 2024, or (ii) ratably over the two-taxable year period beginning with the first taxable year beginning after December 31, 2024. In recent years, many such changes have been made and changes are likely to continue to occur in the future. Future changes in U.S. tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. We urge investors to consult with their legal and tax advisors regarding the implications of potential changes in U.S. tax laws on an investment in our common stock.

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

(i)On February 17, 2026, we agreed to extend our lease on a month-to-month basis beginning March 1, 2026, subject to termination by either party, for any or no reason, by giving the other party written notice at least one (1) full calendar month prior to the intended date of termination; and

(ii)said extension shall be upon all of the same terms and conditions as currently apply under the Lease, including, without limitation, continued payment of monthly Base Rent of $32,684.44 and monthly Base Electric Charge of $2,895.13.

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

Stockholders

As of March 26, 2026, there were 26 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees.

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

Unregistered Sales of Securities

There were no unregistered sales of equity securities by the Company during the three months ended December 31, 2025, that was not previously disclosed on a Current Report on Form 8-K or Quarterly Report on Form 10-Q.

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

Overview

BioXcel Therapeutics, Inc. (Nasdaq: BTAI, “the Company”) is a biopharmaceutical company built on artificial intelligence (“AI”) to develop transformative medicines in neuroscience. Our wholly owned subsidiary, OnkosXcel Therapeutics, is focused on the development of medicines in immuno-oncology. We have utilized cutting-edge technology and innovative research to develop high-value therapeutics aimed at transforming patients’ lives. We developed a proprietary AI platform to reduce therapeutic development costs and potentially accelerate development timelines. Our approach leverages existing approved drugs and/or clinically evaluated product candidates together with big data and proprietary machine learning algorithms to identify new therapeutic indications. We believe this differentiated approach has proven its potential to reduce the expense and time associated with drug development in diseases with substantial unmet medical needs.

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

On August 27, 2025 we announced that the SERENITY At-Home Pivotal Phase 3 trial evaluating the safety of BXCL501, as an acute treatment for agitation associated with bipolar disorders or schizophrenia in the at-home setting, met its primary objective. The data from this successful study will form the basis of the sNDA submission for a label expansion of IGALMI® into the at-home setting. The sNDA was filed with the FDA on January 14, 2026.

On September 10, 2025 we further announced positive topline exploratory efficacy data from the SERENITY At-Home Pivotal Phase 3 safety trial, which demonstrated BXCL501 had continued effects and consistent benefit with repeat dosing.

On October 10, 2025 we announced positive results from the correlation study related to exploratory efficacy outcomes from the SERENITY At-Home trial. The results demonstrated a strong correlation between the clinician assessments and the patient or caregiver (informant) assessments. The results, along with the data from the SERENITY At-Home trial, have been included in the sNDA filed with the FDA on January 14, 2026.

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

Our most advanced immuno-oncology candidate, BXCL701, is an investigational oral innate immune activator from OnkosXcel Therapeutics as a potential therapy for the treatment of aggressive forms of prostate cancer, pancreatic cancer, and other solid and liquid tumors. Development of our BXCK701 programs continues to be deprioritized.

IGALMI® Commercialization Strategy

We continue to support IGALMI® in the hospital setting with minimal commercial support. On August 14, 2023, the Company announced it had implemented a shift in commercial strategy for IGALMI® in the institutional setting, a reduction of in-hospital commercialization expenses, a suspension of programs no longer deemed core to the Company’s business, and a shift to focus on the development of BXCL501 for use in the at-home and care facilities in the treatment of acute agitation in schizophrenia and bipolar disorders, and in the treatment of acute agitation (non-daily) associated with dementia due to probable Alzheimer’s disease (collectively, the “ Clinical Reprioritization”).

Following the Clinical Reprioritization, a small Corporate Account Director (“CAD”) team supported current customers and targeted Integrated Delivery Networks (“IDNs”) with educational support and contracting opportunities, while our trade operation supported customers with drug supply.  The goal of this approach was to help maintain current business and potentially broaden IGALMI® utilization through volume contracting.

As part of the Clinical Reprioritization in September 2024, further workforce reductions were made, including 9 additional marketing and sales employees. The Clinical Reprioritization staff reductions may have had impacts on net revenue. IGALMI® product sales decreased to $642 for the year ended December 31, 2025 from $2,266 for the year ended December 31, 2024.

We are currently seeking potential commercial partners. Our continued commercialization efforts for IGALMI® are designed to build the foundation to launch additional potential follow-on indications, if any. If IGALMI® would be approved outside the U.S., we would consider launching the product through collaborations with third parties.

Recent Developments

IGALMI® sNDA Submission for At-Home Use and Milestone

On January 20, 2026, we announced we submitted a supplemental New Drug Application, or sNDA, to the FDA for IGALMI® in the at-home use setting for the acute treatment of agitation associated with bipolar disorders or schizophrenia. This sNDA submission seeks to expand IGALMI’s label to include the broader at home patient population where there are no FDA-approved options currently available.

March 2026 Offering and Warrant Amendment

On March 10, 2026, we entered into a securities purchase agreement (the “March 2026 Offering”) with the purchaser named therein (the “Purchaser”). Pursuant to the March 2026 Offering, we agreed to issue and sell to the Purchaser and the Purchaser agreed to buy in a registered direct offering (i) an aggregate of 2,480 shares (the “Shares”) of common stock, par value $0.001 per share (“Common Stock”) and accompanying warrants to purchase up to 2,480 shares of Common Stock at a combined offering price of $1.739 per Share and accompanying warrant, and (ii) Pre-Funded warrants to purchase up to 2,020 shares of Common Stock and accompanying warrants to purchase up to 2,020 shares of Common Stock, at a combined offering price of $1.738 per share underlying the Pre-Funded Warrants and accompanying warrant, which equals the offering price per Share and accompanying warrant less the $0.001 exercise price per share of the Pre-Funded Warrants, pursuant to our effective registration statement on Form S-3 (File No. 333-275261), including the base prospectus included therein, and a prospectus supplement filed with the Securities and Exchange Commission on March 10, 2026. The accompanying warrants have an exercise price of $1.614 per share, are immediately exercisable upon issuance, and will expire on the five-year anniversary of the date of issuance.

The March 2026 Offering closed on March 11, 2026. We received aggregate gross proceeds of approximately $7,825, before deducting placement agent fees and estimated offering expenses payable by us.

Rodman & Renshaw LLC (the “Placement Agent”) acted as our exclusive placement agent in connection with the March 2026 Offering. As compensation in connection with the March 2026 Offering, we agreed to pay the Placement Agent a cash fee equal to 6.0% of the gross proceeds from the March 2026 Offering, and issue to the Placement Agent or its designees warrants to purchase a number of shares of Common Stock equal to 4.0% of the aggregate number of shares placed in the Registered Direct Offering (180,031 shares), at an exercise price equal to 125% of the offering price per share (or $2.0175 per share), with a term of five years from the commencement of the Registered Direct Offering (the “Placement Agent Warrants”). We also agreed to reimburse the Placement Agent for certain expenses in an amount of up to $75 and to pay up to $16 for clearing and closing expenses.

In connection with the March 2026 Offering, pursuant to the terms of a Warrant Amendment Agreement, dated as of March 10, 2026 (the “Warrant Amendment Agreement”), the exercise price of certain outstanding warrants issued on March 27, 2024 and November 25, 2024 to purchase up to an aggregate of 1,385 shares of Common Stock held by the Purchaser was reduced to $1.614 per share, equal to the exercise price of the Accompanying Warrants issued in the March 2026 Offering, and the term of such warrants was extended to five years following the closing date of the March 2026 Offering. The investor paid approximately $173 in exchange for the reduction in exercise price and the extension of the term of these warrants. We paid the Placement Agent a cash fee of 6.0% of the gross proceeds paid for the warrant amendment.

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

Components of Our Results of Operations

Product Revenue, Net

Revenue relates to sales of IGALMI® and reflects limited market access since commercial launch in July 2022. The revenues are net of rebates, chargebacks, discounts, and other adjustments. During the fourth quarter of 2022, we began contracting directly with intermediaries such as GPOs.

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

Our research and development costs by program for the years ended December 31, 2025 and 2024 were as follows:

	Year ended
	December 31,
	2025	2024
Direct external costs
BXCL501	$20,803	$13,397
BXCL701	64	2,058
Other research and development programs	299	771
Total direct external costs	$21,166	$16,226
Internal personnel costs	7,622	12,047
Sub-total direct costs	$28,788	$28,273
Indirect costs and overhead	1,463	2,162
Total research and development expenses	$30,251	$30,435

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

Restructuring Costs

2023 Clinical Reprioritization

On August 8, 2023, our Board of Directors approved a broad-based strategic reprioritization (the “Clinical Reprioritization”). We determined to take actions to reduce certain operational and workforce expenses no longer deemed core to ongoing operations to extend its cash runway and drive innovation and growth in high-potential clinical development and value-creating opportunities. These actions included a shift in commercial strategy for IGALMI® in the institutional setting as described, a reduction of in-hospital commercialization expenses, a de-prioritization of programs no longer determined to be core to ongoing operations, and a prioritization on at-home treatment setting opportunities for BXCL501, all as described in Part I, Item 1, “Business”.

As part of this strategy, the Company’s Board of Directors approved a reduction of approximately 60% of the Company’s workforce. The Company notified impacted employees on August 14, 2023. The Clinical Reprioritization was substantially complete as of December 31, 2023, and the remaining restructuring costs were paid during the first quarter of 2024.

2024 Clinical Reprioritization

On May 8, 2024, the Company took actions as part of its continued efforts to preserve cash and prioritize investment in its core clinical programs. The Company reduced its workforce by approximately 15% and notified impacted employees on May 8, 2024. All related restructuring costs were paid in the second quarter of 2024.

On September 17, 2024, the Company reduced its workforce by an additional 28% to extend its cash runway and prioritize clinical development of BXCL501. The Company completed the Clinical Reprioritization in October 2024, paid $475 of the related costs during the first quarter of 2025, and paid the remaining $128 during the second quarter of 2025.

Management believes that, after giving effect to the Clinical Reprioritization and additional restructuring activities completed, the Company’s cash, cash equivalents and restricted cash of $28,757 as of December 31, 2025 and proceeds subsequently raised pursuant to the ATM Program and pursuant to its Registered Direct Offering in March 2026, will allow the Company to fund its operations and meet its liquidity requirements into the second quarter of 2026.

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

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

Product Revenue, Net

Commercial sales of IGALMI® launched in July 2022. As part of the Company’s Reprioritization, the IGALMI® commercial team shifted focus to a hospital/contracting strategy with a Corporate Account Director (“CAD”) team. The goal of the realigned CAD team is to work with large hospital/Integrated Delivery Network (“IDN”) and drive sales utilizing a top-down approach, allowing the Company to continue to make inroads into the institutional market in a more cost-efficient manner. IGALMI® product revenue, net for the years ended December 31, 2025 and 2024 was $642 and $2,266, respectively. The decrease in sales was primarily due to a reduction in bulk sales to existing customers, an increase in GPO discounts, and a reduction in commercial activities due to the Clinical Reprioritization in May 2024 and September 2024.

Cost of Goods Sold

Cost of goods sold for the years ended December 31, 2025 and 2024 were $164 and $2,143, respectively, which primarily related to the costs to produce, package and deliver IGALMI® to customers, as well as costs related to excess or obsolete inventory. We entered into a commercial supply agreement with ARx, LLC (“ARx”) pursuant to which ARx has agreed to exclusively manufacture and supply us with all of our worldwide demand of film formulation of Dex to be used for the commercial supply of IGALMI® and for ongoing clinical trials of our product candidate BXCL501, subject to certain alternative supply provisions. The decrease in Cost of goods sold for the year ended December 31, 2025 is primarily the result of lower charges for reserves for excess or obsolete inventory compared to the same period in 2024. Charges for reserves for excess or obsolete inventory were $108 and $1,980 for the year ended December 31, 2025 and 2024, respectively.

Research and Development Expense

Research and development expenses for the years ended December 31, 2025 and 2024 were as follows:

	Year ended
	December 31,
	2025	2024	Change	% Change

Personnel and related costs	$7,196	$9,796	$(2,600)	(27)%
Non-cash stock-based compensation	426	2,251	(1,825)	(81)%
Professional fees	4,004	5,067	(1,063)	(21)%
Clinical trials expense	15,433	9,384	6,049	64%
Chemical, manufacturing and controls cost	1,807	1,927	(120)	(6)%
Other expenses	1,385	2,010	(625)	(31)%
Total research and development expenses	$30,251	$30,435	$(184)	(1)%

The decrease of $184 for the year ended December 31, 2025, compared to the year ended December 31, 2024 is primarily attributable to the following:

●	Decreased personnel and related costs related to the Clinical Reprioritization.
●	Decreased non-cash stock compensation costs as a result of lower headcount coupled with reversals in accelerated stock compensation expense for employees terminated in the first quarter of 2025 resulting in a net $514 decrease.
●	Decreased professional fees due to lower pharmacology costs, research and discovery costs, toxicology, and consulting costs.
●	Increased clinical trials expense due to the execution of the SERENITY At-Home pivotal Phase 3 safety trial intended to support a supplemental new drug application to potentially expand the label of IGALMI® into the outpatient or at-home setting.

Following IGALMI®’s approval by the FDA, we capitalize costs related to commercial production of IGALMI® as inventory and expense those CMC costs related to clinical trials.

Selling, General and Administrative Expense

Selling, general and administrative expenses for the years ended December 31, 2025 and 2024 were as follows:

	Year ended
	December 31,
	2025	2024	Change	% Change

Personnel and related costs	$3,916	$7,856	$(3,940)	(50)%
Non-cash stock-based compensation	2,341	3,904	(1,563)	(40)%
Professional fees	10,308	16,137	(5,829)	(36)%
Commercial and marketing	407	1,389	(982)	(71)%
Insurance	1,444	1,671	(227)	(14)%
Other expenses	2,078	3,535	(1,457)	(41)%
Total selling, general and administrative expenses	$20,494	$34,492	$(13,998)	(41)%

The decrease of $13,998 for the year ended December 31, 2025, relative to the year ended December 31, 2024 is primarily attributable to:

●	Decreased personnel costs due to the Clinical Reprioritization in May 2024 and September 2024.
●	Decreased professional fees, primarily related to lower legal costs in 2025 compared to 2024 and reductions in consulting for the year ended December 31, 2025.
●	Decreased non-cash stock-based compensation costs as a result of lower headcount.
●	Decreased other expenses, primarily travel expenses, as a result of lower headcount.
●	Decreased commercial and marketing research costs.

Restructuring Costs

Restructuring costs were $194 and $2,441 for the years ended December 31, 2025 and 2024, respectively. See “Components of Our Results of Operations - Restructuring Costs” above for a discussion of the Company’s Clinical Reprioritization and restructuring activities.

Other (Income) Expense

Interest expense increased to $16,984 for the year ended December 31, 2025 compared to $15,129 for the year ended December 31, 2024, primarily due to higher debt balances and interest rates under the Credit Agreement. The expense was partially offset by interest income earned on cash and cash equivalents that were held primarily in short-term money market funds. Interest income decreased to $1,066 for the year ended December 31, 2025 compared to $2,602 for the year ended December 31, 2024, due to lower average cash balances during the year. Other (income) expense, net is primarily associated with changes in fair value of derivative financial instruments for the period, which relate to instruments associated with the Credit Agreement and the Company’s registered direct equity offerings.

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

Liquidity and Capital Resources

As of December 31, 2025, we had cash, cash equivalents and restricted cash of $28,757, negative working capital of $9,241 and stockholders’ deficit of $95,463. Net cash used in operating activities was $57,615 and $72,027 for the years ended December 31, 2025 and 2024, respectively. We incurred losses of approximately $69,897 and $59,599 for the years ended December 31, 2025 and 2024, respectively. We will need to generate significant product revenues to achieve profitability. Our history of significant losses, negative cash flows from operations, potential near-term increased covenant-driven amortization payments or full repayment obligations under our Credit Agreement, the regulatory event of default triggers under the Credit Agreement, other funding requirement covenants under the Credit Agreement, limited liquidity resources currently on hand, and dependence on our ability to obtain additional financing to fund our operations after the current resources are exhausted, about which there can be no certainty, have resulted in management’s assessment that there is substantial doubt about our ability to continue as a going concern for a period of at least 12 months from the issuance date of the financial statements included in this Annual Report on Form 10-K.

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

Sources of Liquidity

We have primarily focused our efforts on raising capital and building the products in our pipeline, and, although we generate revenue from sales of IGALMI®, we do not expect to generate positive cash flows from operations in the near term. Since our inception, our operations have been financed primarily from proceeds from the sale of equity securities, including our initial public offering, private placements of our common stock, registered offerings of our common stock, an Equity Distribution Agreement with Canaccord Genuity LLC (“Canaccord”), and borrowings under our Credit Agreement (as described below). We have not yet established an ongoing source of revenue sufficient to cover our operating costs and will need to do so in future periods.

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

As of December 31, 2025, there are no remaining unfunded commitments under the Credit Agreement.

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

On March 4, 2025, the Company entered into the Sixth Amendment to our Credit Agreement, which extended the deadline to engage an investment banker. The Company subsequently entered into the Seventh and Eighth Amendments on March 12, 2025 and April 22, 2025, respectively, and collectively, these amendments extended the deadline to July 31, 2025. The Company retained an investment banker on July 29, 2025.

The Credit Agreement contains, among other things, a covenant requiring that our audited annual financial statements included in our Annual Report be delivered without a "going concern" or like qualification or exception. On March 27, 2026, we entered into the Ninth Amendment to Credit Agreement and Guaranty (the “Ninth Amendment”). Pursuant to the Ninth Amendment, the Lenders agreed to (i) waive the Credit Agreement’s covenant that the report and opinion the

Company will receive from its independent registered public accounting firm with respect to the financial statements for the year ending December 31, 2025 will not contain a “going concern” or similar qualification, and (ii) reduce the Credit Agreement’s minimum liquidity covenant to require minimum cash liquidity of $12.50 million from and after March 31, 2026 (instead of $15.0 million).

The Ninth Amendment’s effectiveness is subject to various customary conditions precedent, as well as conditions subsequent requiring the Company to:

●	on or before March 31, 2026, make a one-time prepayment of the principal amount of $2.50 million, together with accrued and unpaid interest thereon;

●	on April 15, 2026, either (i) pay to the Lenders an amendment fee in cash in an amount equal to approximately $2.0 million or (ii) grant new warrants to the Lenders to purchase 1,353,729 shares of common stock of the Company, at an exercise price of $0.01 per share (the “New Warrants”); and

●	in connection with the receipt by the Company of any gross cash proceeds from (i) the issuance of the Company’s common stock, warrants and/or pre-funded warrants, (ii) non-refundable cash consideration from partnering transactions entered into after the effective date of the fifth amendment to the Credit Agreement, (iii) the issuance of the Company’s subordinated debt and/or (iv) sales by the Company of its assets, in each case ((i) through (iv)), in transactions permitted under the Credit Agreement, make a prepayment of the loans under the Credit Agreement in an aggregate principal amount equal to 50% of such gross cash proceeds, together with accrued interest thereon and any fees or premia (including prepayment premium) payable in connection therewith; provided, that the foregoing requirement will not apply (A) with respect to the first $2.50 million in the aggregate of proceeds raised from Capital Raise Activities (as defined in the Credit Agreement) and (B) once the aggregate principal amount of the Loans prepaid pursuant to one or more Capital Raise Prepayments equals $2.50 million.

On the date of issuance of the New Warrants, if applicable, the Company agreed to amend and restate its Third Amended and Restated Registration Rights Agreement with the Lenders, dated November 25, 2024. Pursuant to such amendment and restatement (the “Fourth Amended and Restated Registration Rights Agreement”), the Company will agree to register the shares of common stock issuable under the New Warrants, in addition to all warrants previously issued to the Lenders, for resale.

As of December 31, 2025, the Company had aggregate principal indebtedness of $112,156 outstanding under the Credit Agreement. On March 31, 2026, the Company is required to make (i) the required payment of $9,252, representing an amortization payment of 5.0% of the principal amount of funded loans, together with accrued and unpaid interest and a portion of the prepayment fee and (ii) one-time prepayment of the principal amount of $2,500 in connection with the Ninth Amendment.

Company Warrants and Registration Rights Agreement

Prior to the Fifth Amendment, pursuant to the Credit Agreement, the Lenders had the right to purchase shares of our common stock, so long as borrowings under the Credit Agreement are outstanding, for a purchase price of $5,000 at a price per share equal to a 10% premium to the volume-weighted average price of the common stock over the 30 trading days prior to the Lenders’ election to proceed with such equity investment (the “Equity Investment Right”). The Equity Investment Right was terminated as part of the Fifth Amendment. Also, in connection with the closing of the Fifth Amendment, the Company agreed to, substantially concurrently with the closing of Raise 1, grant new warrants to the Lenders to purchase an aggregate of 313 shares of common stock, at an exercise price of $0.16 per share (the “New Warrants”). During the nine months ended September 30, 2025, the Company issued 284 shares of Common Stock in connection with the cashless exercises of the 313 New Warrants.

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

See Note 9, Debt and Credit Facilities and Note 20, Subsequent Events in the notes to consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information relating to the Credit Agreement and RIFA, including applicable interest rates, payment obligations and certain restrictive and financial covenants thereunder. As of December 31, 2025, we were in compliance with all restrictive and financial covenants under the Credit Agreement.

March 2025 Registered Direct Offering

On March 3, 2025, the Company entered into a purchase agreement (the “March 2025 Offering”) pursuant to which the Company agreed to issue and sell an aggregate of (i) 188 shares of Common Stock at an offering price of $3.50 per Share, (ii) Pre-Funded Warrants to purchase up to 3,812 shares of Common Stock, at an offering price of $3.499 per share underlying the Pre-Funded Warrants, which equals the offering price per share less the $0.001 exercise price per share of the Pre-Funded Warrants, and (iii) an aggregate of 4,000 accompanying warrants (the “March 2025 Accompanying Warrants”) to purchase up to 4,000 shares of Common Stock at an offering price of $4.20 per accompanying warrant. The Pre-Funded Warrants have an exercise price per share of common stock equal to $0.001 per share. For the year ended December 31, 2025, all 3,812 Pre-Funded Warrants were exercised and the same number of common stock were issued in exchange for $4 of proceeds. For the year ended December 31, 2025, 2,300 of the March 2025 Accompanying Warrants were exercised and the same number of common stock were issued in exchange for $9,660 of proceeds.

ATM Program - Canaccord

In April 2025, we entered into an Equity Distribution Agreement with Canaccord to sell shares of the Company’s common stock, with aggregate gross sales proceeds of up to $8,135, from time to time, through an “at the market” equity offering program under which Canaccord will act as sales agent.

In August 2025, the Company increased the maximum amount of shares that are eligible to be sold pursuant to the Equity Distribution Agreement to allow for the offer and sale of up to an additional $3,500 of its common stock.

Following the sale of common stock under the Equity Distribution Agreement in August 2025, the Company raised sufficient net proceeds to satisfy the Raise 3 requirement under the Fifth Amendment to the Credit Agreement.

In August 2025, the Company again increased the maximum amount of shares that are eligible to be sold pursuant to the Equity Distribution Agreement to allow for the offer and sale of up to $80,000 shares of common stock pursuant to the Equity Distribution Agreement. For the year ended December 31, 2025, the Company sold 12,087 shares for gross proceeds of $34,476 and received proceeds of $33,670, net of issuance costs of $806.

Subsequent to December 31, 2025, the Company sold 245 shares for gross proceeds of $498 and received proceeds of $488, net of issuance costs of $10.

March 2026 Offering and Warrant Amendment

On March 10, 2026, we entered into a securities purchase agreement (the “March 2026 Offering”) with the purchaser named therein (the “Purchaser”). Pursuant to the March 2026 Offering, we agreed to issue and sell to the Purchaser and the Purchaser agreed to buy in a registered direct offering (i) an aggregate of 2,480 shares (the “Shares”) of common stock, par value $0.001 per share (“Common Stock”) and accompanying warrants to purchase up to 2,480 shares of Common Stock at a combined offering price of $1.739 per Share and accompanying warrant, and (ii) Pre-Funded warrants to purchase up to 2,020 shares of Common Stock and accompanying warrants to purchase up to 2,020 shares of Common Stock, at a combined offering price of $1.738 per share underlying the Pre-Funded Warrants and accompanying warrant, which equals the offering price per Share and accompanying warrant less the $0.001 exercise price per share of the Pre-Funded Warrants, pursuant to our effective registration statement on Form S-3 (File No. 333-275261), including the base prospectus included therein, and a prospectus supplement filed with the Securities and Exchange Commission on March 10, 2026. The accompanying warrants have an exercise price of $1.614 per share, are immediately exercisable upon issuance, and will expire on the five-year anniversary of the date of issuance.

 The March 2026 Offering closed on March 11, 2026. We received aggregate gross proceeds of approximately $7,825, before deducting placement agent fees and estimated offering expenses payable by us.

 Rodman & Renshaw LLC (the “Placement Agent”) acted as our exclusive placement agent in connection with the March 2026 Offering. As compensation in connection with the March 2026 Offering, we agreed to pay the Placement Agent a cash fee equal to 6.0% of the gross proceeds from the March 2026 Offering, and issue to the Placement Agent or its designees warrants to purchase a number of shares of Common Stock equal to 4.0% of the aggregate number of shares placed in the Registered Direct Offering (180,031 shares), at an exercise price equal to 125% of the offering price per share (or $2.0175 per share), with a term of five years from the commencement of the Registered Direct Offering (the “Placement Agent Warrants”). We also agreed to reimburse the Placement Agent for certain expenses in an amount of up to $75 and to pay up to $16 for clearing and closing expenses.

 In connection with the March 2026 Offering, pursuant to the terms of a Warrant Amendment Agreement, dated as of March 10, 2026 (the “Warrant Amendment Agreement”), the exercise price of certain outstanding warrants issued on March 27, 2024 and November 25, 2024 to purchase up to an aggregate of 1,385 shares of Common Stock held by the Purchaser was reduced to $1.614 per share, equal to the exercise price of the Accompanying Warrants issued in the March 2026 Offering, and the term of such warrants was extended to five years following the closing date of the March 2026 Offering. The investor paid approximately $173 in exchange for the reduction in exercise price and the extension of the term of these warrants. We paid the Placement Agent a cash fee of 6.0% of the gross proceeds paid for the warrant amendment.

Cash Flows

	Year ended December 31,
	2025	2024
Cash (used in) provided by:
Operating activities	$(57,615)	$(72,027)
Investing activities	$—	$—
Financing activities	$56,518	$36,660

Operating Activities

Net cash used in operating activities for the year ended December 31, 2025 was $57,615 and was primarily attributable to our net loss of $69,897 and an increase of $8,156 in prepaid expenses, other current assets and other assets, offset by a $6,973 increase in accounts payable, accrued expenses, due to related parties, and other current liabilities, $5,434 in payable in kind interest on our credit agreement, a $3,505 decrease in the change in fair value of our derivative liability, and $2,767 in non-cash stock-based compensation,

Net cash used in operating activities for the year ended December 31, 2024 was $72,027 and was primarily attributable to our net loss of $59,599, a $20,180 increase in the change in fair value of our derivative liability, a $4,327 decrease in accounts payable, accrued expenses, due to related parties, and other current liabilities, and a $1,872 increase in prepaid expenses, other current assets and other assets, offset by $6,543 in payable in kind interest on our credit agreement and $6,156 in non-cash stock-based compensation.

Investing Activities

Net cash used in investing activities for the years ended December 31, 2025 and 2024, respectively was $0 and $0.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2025, was $56,518 and was primarily attributable to net proceeds of $12,957 received from the March 2025 registered direct offering, net proceeds from the sale of common stock under the Equity Distribution Agreement with Canaccord of $33,670, and net proceeds from the exercise of warrants of $9,660.

Net cash provided by financing activities for the year ended December 31, 2024, was $36,660 and was primarily attributable to net proceeds of $39,214 from the sale of common stock under public offerings and the Sale Agreement with Jefferies, less a debt principal payment of $2,500.

Operating Capital and Capital Expenditure Requirements

We expect to continue to incur significant and increasing operating losses at least for the next several years as we commercialize IGALMI® and as we expand our clinical trials of and seek marketing approval focused on BXCL501 while pursuing development of additional product candidates for BXCL701. We expect to continue to incur net losses in the near term. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our planned clinical trials and our expenditures on other research and development activities.

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

We believe that our existing cash, cash equivalents and restricted cash as of December 31, 2025 will not be sufficient to enable us to fund operating expenses and capital expenditure requirements for at least the next 12 months from the date of the issuance of the consolidated financial statements included in this Annual Report on Form 10-K, including funding our ongoing research and development and commercialization efforts. In particular, we believe that our cash, cash equivalents and restricted cash of $28,757 as of December 31, 2025 plus the additional capital raised subsequent to December 31, 2025 will allow us to fund our operations and meet our liquidity requirements into the second quarter of 2026.

We expect that we will need to obtain substantial additional funding to fund our ongoing operations. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interests of our existing stockholders may be materially diluted, and the terms of these securities could include liquidation or other preferences that could adversely affect the rights of our existing stockholders. Under the terms of the Ninth Amendment, following receipt of aggregated gross proceeds from (a) the issuance of the Company’s common stock, warrants and/or pre-funded warrants, (b) non-refundable cash consideration from partnering transactions, (c) the issuance of the Company’s subordinated debt and/or (d) sales by the Company of its assets, in each case ((a) through (d)), in transactions permitted under the Credit Agreement (“Capital Raise Activities”), make a prepayment of the loans under the Credit Agreement in an aggregate principal amount equal to 50% of such gross cash proceeds, together with accrued interest thereon and any fees or premia (including prepayment premium) payable in connection therewith; provided that such prepayment requirement shall not be applicable (A) with respect to the first $2.5 million gross proceeds received from Capital Raise Activities and (B) once the aggregate principal amount of the prepaid pursuant to one or more of such prepayments equals $2.5 million. In addition, debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends, which could adversely impact our ability to conduct our business. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. If we are unable to raise capital when needed or on attractive terms, we could be forced to significantly delay, scale back or discontinue the development or commercialization of our product candidates, seek collaborators at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available, and relinquish or license, potentially on unfavorable terms, our rights to our product candidates that we otherwise would seek to develop or commercialize ourselves. To date, we have continued research and development activities while managing our cash position. However, we can provide no assurance that will be successful in obtaining additional necessary resources and, if we are unable to fund our operations, including our clinical trials, we may need to focus on advancing fewer of our product candidates or otherwise consider strategic alternatives.

Contractual Obligations and Commitments

In July 2024, the Company signed an amendment to its commercial supply agreement that requires minimum annual payments for the first five years of the agreement ending in 2026 that in aggregate total $10,000. The Company has met the minimum requirements for the first 4 years ending in 2025. The remaining minimum commitments for year 5 (2026) is $2,000.

In February 2022, we signed a distribution agreement with a third party to distribute product related to BXCL501 in the U.S. The distributor will be paid defined fees for its services under the agreement, which can be terminated by either party for cause. The distribution agreement can also be terminated by us without cause, subject to payment of agreed termination fees.

BTI leases office space for its corporate headquarters at 555 Long Wharf Drive, New Haven, Connecticut (the “HQ Lease”). The HQ Lease expires in February 2026. The Company has an option to renew the HQ Lease for one additional five-year term. Payments under the HQ Lease are fixed. The Company has approximately $65 of payments remaining under the HQ Lease. For additional details, see Note 13, Leases in the notes to consolidated financial statements included in this Annual Report on Form 10-K for additional information relating to the Company’s leases.

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

Stock Compensation

The Company has granted stock options, restricted stock units and profit units to employees, directors, and consultants, as well as warrants to other third parties. The fair value of restricted stock units is estimated on the date of grant and is equal to the closing market price per share of our common stock on that date. For employee, director and consultant stock options, profit units and warrants, the value of each grant is estimated on the date of grant using a Black-Scholes option-pricing model. The Black-Scholes pricing model incorporates the volatility of the price of BTI’s stock, the risk-free interest rate, the estimated life of the award, the closing market price of the Company’s stock and the exercise price of the award. Management bases the Company’s estimates of stock price volatility on the historical volatility of the Company’s common stock. However, these estimates are neither predictive nor indicative of the future performance of the Company’s stock. For purposes of the calculation, management assumed that no dividends would be paid during the life of the stock awards. The estimates utilized in the Black-Scholes calculation involve inherent uncertainties and the application of management judgment.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Risk

As of December 31, 2025 and March 26, 2026, we had $28,757 and $28,862 of cash, cash equivalents and restricted cash, respectively. Our cash and cash equivalents are primarily held in U.S. Government money market funds. We do not participate in any foreign currency hedging activities and have limited exposure to other derivative financial instruments, primarily resulting from the terms and conditions of the Credit Agreement. We did not recognize any significant exchange rate losses during the years ended December 31, 2025 and 2024, respectively.

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

Item 8. Financial Statements and Supplementary Data

The financial statements required pursuant to this item and the related report of our independent auditor are included in Item 15 of this report beginning on page F-1 and are incorporated under this Item by reference. Our independent auditor for the years ended December 31, 2025 and 2024 was Ernst & Young LLP (PCAOB ID: 42), located in Stamford, Connecticut, USA.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Controls Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2025, our internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on internal control over financial reporting as we are a “smaller reporting company” and “non-accelerated filer” as defined under SEC rules.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Insider Trading Arrangements

(a)On February 3, 2026, Vimal Mehta, Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 199,032 shares of the Company’s common stock to cover taxes due in connection with the vesting of restricted stock units until December 31, 2027.

(b)On February 3, 2026, Richard Steinhart, Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 70,000 shares of the Company’s common stock to cover taxes due in connection with the vesting of restricted stock units until December 31, 2027.

(c)On February 3, 2026, Javier Rodriguez, Senior Vice President, Chief Legal Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 70,000 shares of the Company’s common stock to cover taxes due in connection with the vesting of restricted stock units until December 31, 2027.

(d)On February 3, 2026, Frank Yocca, Chief Scientific Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 70,000 shares of the Company’s common stock to cover taxes due in connection with the vesting of restricted stock units until December 31, 2027.

Ninth Amendment to Credit Agreement; Company Warrants; and Registration Rights Agreement

On March 27, 2026, we entered into the Ninth Amendment to Credit Agreement and Guaranty (the “Ninth Amendment”), which amended the Credit Agreement and Guaranty, dated April 19, 2022, as amended (the “Credit Agreement”), by and among the Company, as the borrower, certain subsidiaries of the Company from time to time party thereto as subsidiary guarantors, the lenders party thereto (the “Lenders”), and Oaktree Fund Administration LLC (“OFA”) as administrative agent.

Pursuant to the Ninth Amendment, the Lenders agreed to (i) waive the Credit Agreement’s covenant that the report and opinion the Company will receive from its independent registered public accounting firm with respect to the financial statements for the year ending December 31, 2025 will not contain a “going concern” or similar qualification, and (ii) reduce the Credit Agreement’s minimum liquidity covenant to require minimum cash liquidity of $12.50 million from and after March 31, 2026 (instead of $15.0 million).

The Ninth Amendment’s effectiveness is subject to various customary conditions precedent, as well as conditions subsequent requiring the Company to:

●	on or before March 31, 2026, make a one-time prepayment of the principal amount of $2.50 million, together with accrued and unpaid interest thereon;

●	on April 15, 2026, either (i) pay to the Lenders an amendment fee in cash in an amount equal to approximately $2.0 million or (ii) grant new warrants to the Lenders to purchase 1,353,729 shares of common stock of the Company, at an exercise price of $0.01 per share (the “New Warrants”); and

●	in connection with the receipt by the Company of any gross cash proceeds following the effective date of the Ninth Amendment from (i) the issuance of the Company’s common stock, warrants and/or pre-funded warrants, (ii) non-refundable cash consideration from partnering transactions, (iii) the issuance of the Company’s subordinated debt and/or (iv) sales by the Company of its assets, in each case ((i) through (iv)), in transactions permitted under the Credit Agreement, make a prepayment of the loans under the Credit Agreement in an aggregate principal amount equal to 50% of such gross cash proceeds, together with accrued interest thereon and any fees or premia (including prepayment premium) payable in connection therewith; provided, that the foregoing requirement will not apply (A) with respect to the first $2.50 million in the aggregate of proceeds raised from Capital Raise Activities and (B) once the aggregate principal amount of the Loans prepaid pursuant to one or more Capital Raise Prepayments equals $2.50 million.

On the date of issuance of the New Warrants, if applicable, we agreed to amend and restate its Third Amended and Restated Registration Rights Agreement with the Lenders, dated November 25, 2024. Pursuant to such amendment and restatement (the “Fourth Amended and Restated Registration Rights Agreement”), we will agree to register the shares of common stock issuable under the New Warrants, in addition to all warrants previously issued to the Lenders, for resale.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

INFORMATION ABOUT OUR DIRECTORS & EXECUTIVE OFFICERS

The following information with respect to our Board of Directors (the “Board”) and executive officers is presented as of March 27, 2026:

Name	Age	Position at BioXcel
Vimal Mehta, Ph.D.	65	Chief Executive Officer and President, and Director
Richard Steinhart	68	Senior Vice President and Chief Financial Officer
Frank Yocca, Ph.D.	70	Senior Vice President and Chief Scientific Officer
Javier Rodriguez	54	Senior Vice President, Chief Legal Officer and Corporate Secretary
Peter Mueller, Ph.D.	69	Chairman of the Board
June Bray	70	Director
Sandeep Laumas, M.D.	57	Director
Michael Miller	68	Director
Michael Votruba, M.D.	60	Director
David Mack	55	Director
Rajiv Patni, M.D.	60	Director

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

Michael Miller has served as a director of our Company since June 2022. He has served as an advisor to several biopharmaceutical companies, including Concarlo Therapeutics since June 2022 and Rigel Pharmaceuticals, Inc. since January 2022. Prior to that, he served as Executive Vice President, Commercial of Jazz Pharmaceuticals plc from March 2014 to August 2020. Since May 2018, Mr. Miller has served on the Board of Puma Biotechnology Inc., where he also serves on the Compensation Committee. Mr. Miller has also served on the Board of Directors of Rigel Pharmaceuticals, Inc. since February 2026. Mr. Miller received his B.S. from the University of San Francisco and his M.B.A. from San Francisco State University. The Board believes that Mr. Miller’s extensive experience at commercial pharmaceutical and public companies will provide valuable contributions to the Board.

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

Board and Committee Information

During fiscal 2025, our Board of Directors met 14 times, the audit committee met four times, the capital raise committee met 11 times, and the compensation committee met two times. In 2025, each of our incumbent directors attended at least 75% of the meetings of the Board and committees on which he or she then served as a member.

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

The current members of our compensation committee are Peter Mueller, Ph.D., Sandeep Laumas, M.D., and David Mack, with Dr. Mueller serving as chair. Our Board has determined that each member of our compensation committee qualifies as “independent” under Nasdaq’s additional standards applicable to compensation committee members and is a “non-employee director” as defined in Section 16b-3 of the Exchange Act.

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

Our NEOs include our principal executive officer and our two most highly compensated executive officers, other than our principal executive officer, for the fiscal year ended December 31, 2025. These NEOs and their positions are:

●	Vimal Mehta, Ph.D., our Chief Executive Officer and President;
●	Javier Rodriquez, our Senior Vice President, Chief Legal Officer and Secretary; and
●	Richard Steinhart, our Senior Vice President and Chief Financial Officer.

Summary Compensation Table

The following table shows information regarding the compensation of our NEOs for the years presented.

					Non-Equity
			Stock	Option	Incentive Plan	All Other
		Salary	Awards	Awards	Compensation	Compensation	Total
Name and Principal Position	Year	($)	($)(1)	($)(1)	($)	($)(2)	($)
Vimal Mehta, Ph.D.	2025	706,558	—	256,290	—	8,750	971,598
Chief Executive Officer	2024	1,001,570	—	101,250	—	16,425	1,119,245
Javier Rodriguez	2025	423,833	—	—	—	8,750	432,583
Senior VP and Chief Legal Officer	2024	423,833	12,000	30,375	—	8,625	474,833
Richard Steinhart	2025	289,800	—	104,846	—	—	394,646
Senior VP and Chief Financial Officer	2024	409,872	12,000	30,375	—	4,128	456,375
(1)	The amounts reported represent the grant date fair value of restricted stock units and stock options granted to our NEOs as computed in accordance with Accounting Standards Codification 718, Compensation - Stock Compensation (ASC 718). Note that the amounts reported in these columns reflect the accounting cost for these awards and do not correspond to the actual economic value that may be received by our NEOs from the awards. We provided information regarding the assumptions used to calculate the value of the restricted stock units and stock options in Note 12 to our financial statements included herein.

(2)	The amounts reported for 2025 represent 401(k) matching contributions of ($8,750) for each named executive officer other than Mr. Steinhart. No bonus was paid for the year 2025.

Narrative to Summary Compensation Table

2025 Salaries

Our NEOs receive a base salary to compensate them for services rendered to the Company. The base salary payable to each NEO is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. The base salaries of our NEOs are reviewed from time to time and adjusted when our Board or compensation committee determines an adjustment is appropriate. In 2025, the compensation committee determined it was in the best interest of the Company and Company’s stockholders to reduce the salaries of Dr. Mehta and Mr. Steinhart as shown in the Summary Compensation Table above.

2025 Equity Awards

During 2025, we awarded stock options and time-based restricted stock units to our NEOs as the long-term incentive component of our executive compensation program. We typically grant equity awards at such times as our Board determines appropriate. The following table sets forth the equity awards we granted to our NEOs during 2025:

	2025 Equity Awards Granted (#)
Name	Options	RSUs	PSUs
Vimal Mehta, Ph.D.	41,250	18,000	—
Javier Rodriguez	—	9,000	—
Richard Steinhart	16,875	9,000	—

The options were granted with exercise prices equal to the fair market value of our common stock on the date of grant. The stock options generally vest and becomes exercisable as to 50% of the total number of shares underlying the option on each of the first and second anniversaries of the date of grant and the remaining become fully vested on the second anniversary of the date of the grant, subject, in each case, to the holder’s continued service through the applicable vesting date. The time-based restricted stock units generally vest fully on the nine-month anniversary of the date of the grant, subject, in each case, to the holder’s continued service through the applicable vesting date.

Refer to the “Outstanding Equity Awards at Year End” table below for additional information regarding the equity awards granted to our NEOs during 2025.

2025 Annual Bonuses

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

The performance goals for annual bonuses are reviewed and approved annually by the compensation committee. For 2025, the annual bonus metrics established by the compensation committee were based on the achievement of certain company performance goals, as well as an assessment of individual performance. In early 2026 the Board approved retention bonuses for the NEOs.

Other Elements of Compensation

Our NEOs are eligible to participate in our employee benefit plans and programs, which generally include medical, dental and vision benefits, and life, short-term, and long-term disability insurance to the same extent as our other full-time employees generally, subject to the terms and eligibility requirements of those plans.

We maintain a 401(k) defined contribution plan (the “401(k) Plan”), for the benefit of our employees who satisfy certain eligibility requirements. Our NEOs are eligible to participate in the 401(k) Plan on the same terms as other full-

time employees. In 2024, we matched employee contributions to the 401(k) Plan up to 50% of the first 5% of eligible compensation.

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

Outstanding Equity Awards at Year End

The following table sets forth all outstanding equity awards held by each of the NEOs as of December 31, 2025.

										Equity
										Incentive
									Equity	Plan
									Incentive	Awards:
									Plan	Market or
									Awards:	Payout
									Number of	Value of
								Market	Unearned	Unearned
							Number of	Value of	Shares,	Shares,
							Shares or	Shares or	Units of	Units or
			Number of	Number of			Units of	Units or	Other	Other
			Securities	Securities			Stock	Stock	Rights	Rights
			Underlying	Underlying	Option		That	That	That	That
	Vesting		Unexercised	Unexercised	Exercise	Option	Have Not	Have Not	Have Not	Have Not
	Commencement		Options (#)	Options (#)	Price	Expiration	Vested	Vested	Vested	Vested
Name	Date		Exercisable	Unexercisable	($)	Date	(#)	($)(1)	(#)	($)(1)
Vimal Mehta, Ph.D.	08/23/2017		18,376	—	6.56	08/23/2027	—	—	—	—
	05/23/2019		11,732	—	160.64	05/23/2029	—	—	—	—
	05/26/2020		15,625	—	735.84	05/25/2030	—	—	—	—
	03/25/2021		15,625	—	658.72	03/25/2031	—	—	—	—
	03/14/2022	(2)	9,787	651	244.96	03/14/2032	—	—	—	—
	03/14/2022	(4)	—	—	—	—	164	$262	—	—
	03/15/2023	(3)	7,216	3,285	313.60	03/15/2033	—	—	—	—
	03/15/2023	(5)	—	—	—	—	1,095	$1,752	—	—
	07/22/2024	(6)	3,125	3,125	19.20	07/22/2034	—	—	—	—
	01/07/2025		41,250	—	7.54	01/07/2035	—	—	—	—
	08/01/2025	(7)	—	—	—	—	18,000	$28,800	—	—
Javier Rodriquez	02/22/2021		2,001	—	878.40	02/22/2031	—	—	—	—
	08/16/2021		626	—	381.44	08/16/2031	—	—	—	—
	03/14/2022	(2)	1,955	131	244.96	03/14/2032	—	—	—	—
	03/14/2022	(4)	—	—	—	—	33	$53	—	—
	03/15/2023	(3)	1,373	628	313.60	03/15/2033	—	—	—	—
	03/15/2023	(5)	—	—	—	—	178	$285	—	—
	07/22/2024	(6)	937	938	19.20	07/22/2034	—	—	—	—
	08/01/2025	(7)	—	—	—	—	9,000	$14,400	—	—
Richard Steinhart	10/02/2017		5,010	—	88.80	10/02/2027	—	—	—	—
	03/12/2018		2,016	—	176.00	03/12/2028	—	—	—	—
	05/26/2020		3,438	—	735.84	05/25/2030	—	—	—	—
	03/25/2021		1,251	—	658.72	03/25/2031	—	—	—	—
	03/14/2022	(2)	1,954	131	244.96	03/14/2032	—	—	—	—
	03/14/2022	(4)	—	—	—	—	33	$53	—	—
	03/15/2023	(3)	1,373	628	313.60	03/15/2033	—	—	—	—
	03/15/2023	(5)	—	—	—	—	178	$285	—	—
	07/22/2024	(6)	937	938	19.20	07/22/2034	—	—	—	—
	01/07/2025		16,875	—	7.54	01/07/2035	—	—	—	—
	08/01/2025	(7)	—	—	—	—	9,000	$14,400	—	—

(1)

The amounts shown are based on the closing price of our common stock on December 31, 2025 of $1.60 per share. For the restricted stock units in Employee Holdings, the amount shown is based on the fair market value of such awards as of December 31, 2025.

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

(6)	The option vests as to 50% of the shares on each of the first and second anniversaries of the grant date.
(7)	The RSUs vest on the nine-month anniversary of the grant date.

Employment Arrangements - 2025

We have entered into employment agreements with each of our NEOs that set forth the terms and conditions of each executive’s employment with us. All descriptions of the employment agreements herein describe the agreements in effect as of December 31, 2025, and do not reflect subsequent amendments.

Each employment agreement establishes an annual base salary and target bonus opportunity for each NEO. The amounts in effect during 2025 are described above under the headings “2025 Salaries” and “2025 Annual Bonuses.” The NEOs are eligible to participate in our employee benefit plans and programs for which the NEO is eligible, subject to the terms and conditions of such plans and programs.

During 2025, in the event that an NEO was terminated by us without cause, or by the executive for good reason, subject to the NEO’s timely execution and non-revocation of a release of claims in our favor, the executive would have been eligible to receive (i) a pro-rated portion of the executive’s annual bonus for the year of termination; (ii) base salary continuation for 24 months for Dr. Mehta, 6 months for Mr. Rodriguez and Mr. Steinhart; and (iii) reimbursement for COBRA premium payments for the applicable severance period. In addition, Dr. Mehta would be entitled to vesting of 50% of any unvested equity awards held by him immediately prior to his termination. The Company must provide an NEO 30 days’ notice in the event we terminate such NEO without cause.

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

Non-Employee Director Compensation

The non-employee members of our Board are eligible to receive compensation for their service on our Board. Under our director compensation program, during 2025 each non-employee director was eligible to receive an option to purchase 17,000 shares of common stock upon such director’s initial election or appointment to the Board. These options were issued to non-employee directors in January 2026. The options granted to our non-employee directors have an exercise price equal to the fair market value of our common stock on the date of grant and expire not later than ten years after the date of grant. The stock options granted upon a director’s initial election or appointment vest in three substantially equal annual installments following the date of grant. The stock options granted annually to directors vest in a single installment on the earlier of the day before the next annual meeting or the first anniversary of the date of grant. In addition, all unvested stock options vest in full upon the occurrence of a change in control.

In addition, our non-employee directors were eligible to receive cash retainers for service on our Board and committees of our Board during 2025 as set forth in the table below.

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

Director Compensation Table

The following table sets forth information for the year ended December 31, 2025 regarding the compensation awarded to, earned by or paid to our non-employee directors:

	Fees Earned or
	Paid in Cash	Option Awards		Stock Awards	Total
Name	($)	($)(1)		($)	($)
Peter Mueller, Ph.D.(2)	$130,000	$—	(2)	$—	$130,000
Sandeep Laumas, M.D.(3)	$92,500	$—	(3)	$—	$92,500
Michal Votruba, M.D.(4)	$70,000	$—	(4)	$—	$70,000
June Bray(5)	$65,000	$—	(5)	$—	$65,000
Michael Miller(6)	$70,000	$—	(6)	$—	$70,000
David Mack	$65,625	$—		$—	$65,625
Rajiv Patni(7)	$57,500	$12,991	(7)	$—	$70,491
(1)

The amounts reported represent the grant date fair value of stock options granted to our non-employee directors as computed in accordance with ASC 718. Note that the amounts reported in this column reflect the accounting cost for these stock options and do not correspond to the actual economic value that may be received by the recipients from the options. We provide information regarding the assumptions used to calculate the value of the option awards in Note 12 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.

(2)	As of December 31, 2025, Dr. Mueller held options to purchase an aggregate of 16,667 shares of our common stock, all of which were exercisable.
(3)	As of December 31, 2025, Dr. Laumas held options to purchase an aggregate of 14,028 shares of our common stock, all of which were exercisable.
(4)	As of December 31, 2025, Dr. Votruba held options to purchase an aggregate of 6,265 shares of our common stock, all of which were exercisable.
(5)	As of December 31, 2025, Ms. Bray held options to purchase an aggregate of 5,013 shares of our common stock, all of which were exercisable.
(6)	As of December 31, 2025, Mr. Miller held options to purchase an aggregate of 4,001 shares of our common stock, all of which were exercisable.
(7)	As of December 31, 2025, Mr. Patni held options to purchase an aggregate of 1,854 shares of our common stock, all of which were exercisable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information relating to the beneficial ownership of our common stock as of March 26, 2026 by:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our outstanding shares of common stock;
●	each of our directors;
●	each of our named executive officers for 2025; and
●	all of our current directors and executive officers as a group.

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

The percentage of shares beneficially owned is computed on the basis of 27,074,586 shares of our common stock outstanding as of March 26, 2026. Shares of our common stock that a person has the right to acquire within 60 days of March 26, 2026 are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group. Unless otherwise indicated below, the address for each beneficial owner listed is c/o 555 Long Wharf Drive, New Haven, CT 06511.

	Number of Shares	Percentage of Shares
Name of Beneficial Owner	Beneficially Owned	Beneficially Owned
Holders of more than 5%:
Millenium Management LLC(1)	1,835,192	6.78%
Armistice Capital Master Fund Ltd.(2)	2,704,751	9.99%

Named executive officers and directors:
Vimal Mehta, Ph.D.(3)	693,967	2.6%
Javier Rodriguez(4)	40,594	*
Richard Steinhart(5)	66,338	*
June Bray(6)	5,013	*
Sandeep Laumas, M.D.(7)	14,028	*
Michael Miller(8)	4,001	*
Peter Mueller, Ph.D.(9)	28,354	*
Michal Votruba, M.D.(10)	17,788	*
David Mack(11)	20,318	*
Rajiv Patni(12)	1,854	*
All executive officers and directors as a group (11 individuals)(13)	956,618	3.5%

* Represents less than 1%.

(1)

Based on a Schedule 13G/A filed on February 6, 2024 by Integrated Core Strategies (US) LLC, Millenium Management LLC, Millenium Group Management LLC and Israel A. Englander, with (i) each reporting shared voting and dispositive power over 1,833,717 shares of common stock and (ii) each of Millenium Management LLC, Millenium Group Management LLC and Mr. Englander reporting shared voting and dispositive power over an additional 1,475 shares of common stock. Such shares potentially beneficially owned by Millennium Management LLC, Millennium Group Management LLC and Mr. Englander are held by entities subject to voting control and investment discretion by Millennium Management LLC and/or other investment managers that may be controlled by Millennium Group Management LLC (the managing member of Millennium Management LLC) and Mr. Englander (the sole voting trustee of the managing member of Millennium Group Management LLC). The address for (a) Integrated Cores Strategies (US) LLC is c/o Millennium Management LLC, 399 Park Avenue, New York, NY 10022 and (ii) each of Millenium Management LLC and Millenium Group Management LLC is 399 Park Avenue, New York, NY 10022.

(2)

Based on information known to us, Armistice Capital Master Fund Ltd. also owns warrants to purchase 5,885,868 shares of our common stock that are exercisable within 60 days of March 26, 2026. The warrants to purchase shares of common stock are directly held by Armistice Capital Master Fund Ltd., a Cayman Islands exempted company (“Master Fund”), and may be deemed to be beneficially owned by: (i) Armistice Capital, LLC (“Armistice Capital”), as the investment manager of Master Fund; and (ii) Steven Boyd, as the Managing Member of Armistice Capital. Armistice Capital has sole voting and dispositive control of the shares reported herein. The address for the stockholder is 510 Madison Avenue, 7th Floor, New York, New York 10022. Warrants held by Armistice Capital are subject to a beneficial ownership limitation of 4.99% or 9.99%, which such limitation restricts the stockholder from exercising that portion of the warrants, as applicable, that would result in the stockholder and its affiliates owning, after exercise, a number of shares of common stock in excess of the beneficial ownership limitation.

(3)

Represents for Dr. Mehta: (i) 21,384 shares of common stock (of which 125 shares are owned jointly with Dr. Mehta’s spouse); (ii) options to purchase 124,482 shares of our common stock that can be exercised within 60 days of March 26, 2026; (iii) 67,758 restricted stock units that vest within 60 days of March 26, 2026, and (iv) 480,343 shares of common stock held by BioXcel LLC as to which Dr. Mehta may be deemed to have beneficial ownership.

(4)

Represents for Mr. Steinhart: (i) 6,645 shares of common stock, (ii) options to purchase 33,193 shares of our common stock that can be exercised within 60 days of March 26, 2026, and (iii) 26,500 restricted stock units that vest within 60 days of March 26, 2026.

(5)

Represents for Mr. Rodriguez: (i) 6,863 shares of common stock, (ii) options to purchase 7,231 shares of our common stock that can be exercised within 60 days of March 26, 2026, and (iii) 26,500 restricted stock units that vest within 60 days of March 26, 2026.

(6)	Represents for Ms. Bray: options to purchase 5,013 shares of our common stock that can be exercised within 60 days of March 26, 2026.
(7)	Represents for Dr. Laumas: options to purchase 14,028 shares of our common stock that can be exercised within 60 days of March 26, 2026.
(8)	Represents for Mr. Miller: options to purchase 4,001 shares of our common stock that can be exercised within 60 days of March 26, 2026.
(9)

Represents for Dr. Mueller: (i) 11,687 shares of common stock held by Dr. Mueller (including shares of our common stock held by the Peter Mueller 2018 Irrevocable Family Trust, as to which Dr. Mueller serves as trustee); and (ii) options to purchase 16,667 shares of our common stock that can be exercised within 60 days of March 26, 2026.

(10)

Represents for Dr. Votruba: 11,523 shares of our common stock held by RSJ Investments SICAV a.s. (“RSJ/Gradus”) and over which Dr. Votruba, an asset manager at RSJ/Gradus, has voting and/or dispositive power. Also includes options to purchase 6,265 shares of our common stock that can be exercised within 60 days of March 26, 2026, which options Dr. Votruba was granted in respect of his service on our Board but as to which he assigned to RSJ/Gradus pursuant to the policies of RSJ/Gradus regarding stock ownership by employees.

(11)	Represents for Mr. Mack: 20,318 shares of common stock.
(12)	Represents for Mr. Patni: options to purchase 1,854 shares of our common stock that vest within 60 days of March 26, 2026.
(13)	Includes options to purchase 244,077 shares of our common stock that can be exercised within 60 days of March 26, 2026 and 147,258 RSUs that vest within 60 days of March 26, 2026.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information with respect to the Company’s equity compensation plans in effect as of December 31, 2025:

Number of securities
remaining available
	Number of securities				for future issuance
	to be issued upon		Weighted-average		under equity
	exercise of		exercise price of		compensation plans
	outstanding options,		outstanding options,		(excluding securities
	warrants and rights		warrants and rights		reflected in column (a))(4)
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders(1)	458,636	(2)	$202.81	(3)	148,629
Equity compensation plans not approved by security holders	—		—		—
Total	458,636		$202.81		148,629
(1)

Consists of the BioXcel Therapeutics, Inc. 2017 Incentive Award Plan (the “2017 Plan”), the BioXcel Therapeutics, Inc. 2020 Incentive Award Plan (the “2020 Plan”) and the BioXcel Therapeutics, Inc. 2020 Employee Stock Purchase Plan (the “2020 ESPP”).

(2)	Includes 112,027 outstanding options to purchase shares under the 2017 Plan, 106,632 restricted stock units and 239,977 outstanding options to purchase shares under the 2020 Plan.
(3)

As of December 31, 2025, the weighted-average exercise price of outstanding options under the 2017 Plan was $55.24 and the weighted-average exercise price of outstanding options under the 2020 Plan was $271.70. The weighted average exercise price of outstanding awards does not take into account the shares issuable upon vesting of outstanding performance-based units and restricted stock units which have no exercise price.

(4)

Includes 42,309 shares available for future issuance under the 2020 Plan and 106,320 shares available for issuance under the 2020 ESPP. Following the effective date of the 2020 Plan, we ceased making grants under the 2017 Plan. To the extent outstanding awards under the 2017 Plan are forfeited or lapse unexercised, the shares of common stock subject to such awards will be available for issuance under the 2020 Plan. The 2020 Plan provides for an annual increase to the number of shares available for issuance thereunder on the first day of each calendar year beginning on January 1, 2021 and ending on and including January 1, 2030, by an amount equal to the lesser of (i) 4% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by our board of directors (but no more than 625,000 shares may be issued upon the exercise of incentive stock options). The 2020 ESPP provides for an annual increase to the number of shares available for issuance thereunder on the first day of each calendar year beginning on January 1, 2021 and ending on and including January 1, 2030, by an amount equal to the lesser of (i) 1% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as is determined by our board of directors, provided that no more than 31,250 shares of our common stock may be issued under the component of the 2020 ESPP that is intended to qualified under Section 423 of the Code. As of the date of this Annual Report, we have not commenced offering periods under the 2020 ESPP.

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
(1)

Additional details regarding certain of these stockholders and their equity holdings are provided in this Annual Report under the caption “Stock Ownership - Security Ownership of Certain Beneficial Owners and Management.”

November 2024 Offering

On November 25, 2024, we completed an offering, which resulted in the issuance and sale to Armistice Capital of (i) 283,854 shares of our common stock, (ii) pre-funded warrants to purchase up to 562,500 shares of our common stock at an exercise price of $0.016 per share and (iii) accompanying warrants to purchase up to 846,355 shares of our common stock at an exercise price of $7.68 per share. The combined offering price of the common stock and accompanying warrants was $7.68 per share and share underlying each accompanying warrant, and the combined offering price of the Armistice pre-funded warrants and accompanying warrants was $7.664 per share underlying each pre-funded warrant and accompanying warrant. The Armistice pre-funded warrants and the accompanying warrants are exercisable at any time after the date of issuance, however, the accompanying warrants will expire on the fifth anniversary of the date of issuance. A holder of Armistice pre-funded warrants will not be entitled to exercise any portion of such Armistice pre-funded warrants which, upon giving effect to such exercise, would cause (i) the aggregate number of shares of our common stock beneficially owned by the holder (together with its affiliates) to exceed 9.99% of the number of shares of our common stock outstanding immediately after giving effect to the exercise, or (ii) the combined voting power of our securities beneficially owned by the holder (together with its affiliates) to exceed 9.99% of the combined voting power of all of our securities then outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Armistice pre-funded warrants. A holder of accompanying warrants will not be entitled to exercise any portion of such accompanying warrants which, upon giving effect to such exercise, would cause (i) the aggregate number of shares of our common stock beneficially owned by the holder (together with its affiliates) to exceed 4.99% of the number of shares of our common stock outstanding immediately after giving effect to the exercise, or (ii) the combined voting power of our securities beneficially owned by the holder (together with its affiliates) to exceed 4.99% of the combined voting power of all of our securities then outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the accompanying warrants. In each case, such percentages may be increased by a holder of Armistice Warrants to any other percentage not in excess of 19.99% upon at least 61 days’ prior notice from the holder to us.

March 2025 Offering

On March 3, 2025, we completed a registered direct offering, which resulted in the issuance to Murchison of (i) 188,383 shares of our common stock, (ii) pre-funded warrants to purchase up to 3,811,617 shares of our common stock at an exercise price of $0.001 per share and (iii) accompanying warrants to purchase up to 4,000,000 shares of our common stock at an exercise price of $4.20 per share. The combined offering price of the common stock and accompanying warrants was $3.50 per share and share underlying each accompanying warrant, and the combined offering price of the Murchison pre-funded warrants and accompanying warrants was $3.499 per share underlying each pre-funded warrant and accompanying warrant. The Murchison pre-funded warrants and the accompanying warrants are exercisable at any time after the date of issuance, however, the accompanying warrants will expire on the fifth anniversary of the date of issuance,

In the March 2025 Offering, we also issued the purchaser option warrants, to purchase up to 4,000,000 shares of common stock (or pre-funded warrants in lieu thereof) and accompanying warrants to purchase up to 4,000,000 shares of common stock. The exercise price of the option warrant is $3.50 per underlying share of common stock or $3.499 per underlying pre-funded warrant to purchase one share of common stock and accompanying warrant. The option accompanying warrants have an exercise price per share of common stock equal to $4.20 per share. The option warrants expired on March 18, 2025 without being exercised.

A holder of Murchison pre-funded warrants will not be entitled to exercise any portion of such Murchison pre-funded warrants which, upon giving effect to such exercise, would cause (i) the aggregate number of shares of our common stock beneficially owned by the holder (together with its affiliates) to exceed 9.99% of the number of shares of our common stock outstanding immediately after giving effect to the exercise, or (ii) the combined voting power of our securities beneficially owned by the holder (together with its affiliates) to exceed 9.99% of the combined voting power of all of our securities then outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Murchison pre-funded warrants. A holder of accompanying warrants will not be entitled to exercise any portion of such accompanying warrants which, upon giving effect to such exercise, would cause (i) the aggregate number of shares of our common stock beneficially owned by the holder (together with its affiliates) to exceed 4.99% of the number of shares of our common stock outstanding immediately after giving effect to the exercise, or (ii) the combined voting power of our securities beneficially owned by the holder (together with its affiliates) to exceed 4.99% of the combined voting power of all of our securities then outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the accompanying warrants. In each case, such percentages may be increased by a holder of Murchison Warrants to any other percentage not in excess of 9.99% upon at least 61 days’ prior notice from the holder to us.

March 2026 Offering

On March 11, 2026, we completed the March 2026 Offering with Armistice Capital, which resulted in the issuance and sale of (i) an aggregate of 2,480,294 shares of common stock and accompanying warrants to purchase up to 2,480,294 shares of Common Stock at a combined offering price of $1.739 per Share and accompanying warrant, and (ii) pre-funded warrants to purchase up to 2,020,491 shares of Common Stock and accompanying warrants to purchase up to 2,020,491 shares of Common Stock, at a combined offering price of $1.738 per share underlying the Pre-Funded Warrants and accompanying warrant, which equals the offering price per Share and accompanying warrant less the $0.001 exercise price per share of the Pre-Funded Warrants. The Pre-funded Warrants and the Accompanying Warrants are exercisable at any time after the date of issuance, however, the Accompanying Warrants will expire on the fifth anniversary of the date of issuance. Armistice was not able to exercise any portion of the Pre-Funded Warrants which, upon giving effect to such exercise, would cause (i) the aggregate number of shares of our common stock beneficially owned by the holder (together with its affiliates) to exceed 9.99% of the number of shares of our common stock outstanding immediately after giving effect to the exercise, or (ii) the combined voting power of our securities beneficially owned by the holder (together with its affiliates) to exceed 9.99% of the combined voting power of all of our securities then outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Pre-Funded Warrants. Armistice, will not be entitled to exercise any portion of such Accompanying Warrants which, upon giving effect to such exercise, would cause (i) the aggregate number of shares of our common stock beneficially owned by the holder (together with its affiliates) to exceed 4.99% of the number of shares of our common stock outstanding immediately after giving effect to the exercise, or (ii) the combined voting power of our securities beneficially owned by the holder (together with its affiliates) to exceed 4.99% of the combined voting power of all of our securities then outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Accompanying Warrants. In each case, such percentages may be increased by such Pre-Funded Warrants or Accompanying Warrants to any other percentage not in excess of 19.99% upon at least 61 days’ prior notice from the holder to us. We received net proceeds of approximately $7.3 million from the March 2026 Offering, after deducting offering expenses. The following table sets forth the aggregate number of shares of our common stock and shares of common stock underlying the Prefunded Warrants and Accompanying Warrants acquired in the offering by holders of more than 5% of our common stock, including entities that became holders of more than 5% of our common stock as a result of the March 2026 Offering.

		Shares	Shares
	Shares of	Underlying	Underlying
	Common	Pre-Funded	Accompanying	Aggregate
Participants	Stock	Warrants	Warrants	Value
Holders of More than 5%(1)
Armistice Capital Master Fund Ltd.	2,480,294	2,020,491	4,500,785	$7,824,844.62
(1)

Additional details regarding certain of these stockholders and their equity holdings are provided in this Annual Report under the caption “Stock Ownership - Security Ownership of Certain Beneficial Owners and Management.”

BioXcel LLC

BioXcel LLC owned approximately 1.8% of the shares of our outstanding common stock as of March 26, 2026. BioXcel LLC is the successor in interest to BioXcel Corporation, our former parent. BioXcel LLC is a subsidiary of, and majority owned and controlled by BioXcel Holdings, Inc. Vimal Mehta and affiliated trusts are significant stockholders of BioXcel Holdings, Inc. Dr. Mehta is also an executive officer and the sole member of the board of managers of BioXcel Holdings, Inc. and an executive officer and one of two managers of BioXcel LLC and BioXcel Holdings, Inc.

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

Amended and Restated Separation and Shared Services Agreement

We entered into a separation and shared services agreement, dated June 30, 2017, or the Effective Date, with BioXcel LLC (formerly BioXcel Corporation), as amended and restated thereafter, pursuant to which services provided by BioXcel LLC through its subsidiaries in India and the United States will continue indefinitely, as agreed upon by the parties. These services are primarily for drug discovery, chemical, manufacturing and controls cost and general and administrative support. Service charges recorded under this agreement were $0.6 million and $1.3 million for each of the years ended December 31, 2025 and 2024.

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

Item 14. Principal Accounting Fees and Services

The Audit Committee retained Ernst & Young LLP to audit the Company’s consolidated financial statements for the years ended December 31, 2025 and December 31, 2024.

The table below sets forth the aggregate fees billed to us for services related to the fiscal year ended December 31, 2025 and 2024 by Ernst & Young LLP.

	Year Ended
	December 31,
	2025	2024
Audit Fees(1)	$921,500	$946,270
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees(2)	2,020	—
Total	$923,520	$946,270
(1)

Audit fees consisted of audit services performed in connection with the audit of the Company’s consolidated financial statements, the reviews of the Company’s interim condensed consolidated financial statements, and related services that are normally provided in connection with registration statements. Included in the 2025 and 2024 audit fees are $205,000 and $155,000, respectively, billed in connection with our follow-on offerings.

(2)	All other fees consisted of a subscription fee to Ernst & Young’s U.S. GAAP interpretive guidance and authoritative literature.

Pre-Approval Policies and Procedures

Consistent with SEC policies and guidelines regarding audit independence, the audit committee is responsible for the pre-approval of all audit and permissible non-audit services provided by our independent registered public accounting firm on a case-by-case basis. Our audit committee has established a policy regarding approval of all audit and permissible non-audit services provided by our principal accountants. No non-audit services were performed by our independent registered public accounting firm during the years ended December 31, 2025 and 2024. Our audit committee pre-approves these services by category and service. Our audit committee has pre-approved all of the above-described services.

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

						*

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

10.22.7	Form of Seventh Amendment to Credit Agreement, dated March 12, 2025, to the Credit Agreement and Guaranty, dated April 19, 2022					*

10.22.8	Form of Eighth Amendment to Credit Agreement, dated April 22, 2025, to the Credit Agreement and Guaranty, dated April 19, 2022					*

10.22.9	Ninth Amendment to Credit Agreement, dated March 27, 2026, to the Credit Agreement and Guaranty, dated April 19, 2022					*

10.23+&	Commercial Supply Agreement, between ARx, LLC and BioXcel Therapeutics, Inc., dated April 1, 2022	10-Q	001-38410	10.3	08/11/2022

10.23.1+&	Amendment No. 1 to Commercial Supply Agreement, between Arx, LLC and BioXcel Therapeutics, Inc. dated July 11, 2024	10-Q	001-38410	10.1	08/06/2024

10.24@	OnkosXcel Therapeutics, LLC and OnkosXcel Employee Holdings, LLC Management Incentive Plan	8-K	001-38410	10.1	08/19/2022

10.25@	Form of Profits Interest Award Agreement under the Management Incentive Plan	8-K	001-38410	10.2	08/19/2022

10.26@	Form of RSU Agreement pursuant to the OnkosXcel Therapeutics, LLC and OnkosXcel Employee Holdings, LLC Management Incentive Plan.	10-Q	001-38410	10.3	05/08/2023

10.27+	Non-Compete Agreement, by and among the Company, Dr. Krishnan Nandabalan, InveniAI LLC, Invea Therapeutics, Inc. and the other parties thereto, dated September 19, 2023.	8-K	001-38410	10.1	09/25/2023

10.28	Form of Accompanying Warrant	8-K	001-38410	4.1	03/11/2026

10.29	Form of Pre-Funded Warrant	8-K	001-38410	4.2	03/11/2026

10.30	Form of Placement Agent Warrant	8-K	001-38410	4.3	03/11/2026

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

10.31	Securities Purchase Agreement dated as of March 10, 2026, between BioXcel Therapeutics, Inc. and each purchaser identified therein.	8-K	001-38410	10.1	03/11/2026

10.32	Warrant Amendment Agreement, dated as of March 10, 2026	8-K	001-38410	10.2	03/11/2026

19.1	Insider Trading Policy					*

21.1	Subsidiaries of BioXcel Therapeutics, Inc.					*

23.1	Consent of Ernst & Young LLP					*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

97.1	Policy for Recovery of Erroneously Awarded Compensation	10-K	001-38410	97.1	03/22/2024

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

BioXcel Therapeutics, Inc.

Dated: March 27, 2026	By:
/s/ Vimal Mehta
Vimal Mehta, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Dated: March 27, 2026	By:
/s/ Richard Steinhart
Richard Steinhart
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Vimal Mehta Vimal Mehta, Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2026

/s/ Richard Steinhart Richard Steinhart	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 27, 2026

/s/ Peter Mueller Peter Mueller, Ph.D.	Chairman of the Board of Directors	March 27, 2026

/s/ June Bray June Bray	Director	March 27, 2026

/s/ Sandeep Laumas Sandeep Laumas, M.D.	Director	March 27, 2026

/s/ Michael Miller Michael Miller	Director	March 27, 2026

/s/ Michal Votruba Michal Votruba	Director	March 27, 2026

/s/ David Mack David Mack	Director	March 27, 2026

/s/ Rajiv Patni Rajiv Patni	Director	March 27, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of BioXcel Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BioXcel Therapeutics, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in stockholders' (deficit) equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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
Description of the Matter How We Addressed the Matter in Our Audit

Clinical trial expense and related accrued clinical trial expenses

As discussed in Note 3 to the consolidated financial statements, at the end of the reporting period, the Company estimates the progress toward completion of the research or development objectives, and depending on the amount and timing of payments to the service providers may record net prepaid or accrued expense for associated research and development costs. As of December 31, 2025, research and development expenses and accrued research and development expenses includes clinical trial expenses and related accrued clinical trial expenses.

Auditing the Company’s clinical trial expenses and related accrued clinical trial expenses was complex because the evidence is accumulated from multiple third-party service providers and in certain circumstances, the nature and amount of services that have been rendered during the reporting period does not correspond to the timing and pattern of vendor invoicing.

To test the clinical trial expenses and accrued clinical trial expenses, our audit procedures included, among others, evaluating the significant assumptions used by management to estimate the clinical trial expenses and testing the accuracy and completeness of the underlying data. To test the significant assumptions, we inspected the Company's contracts with third-party service providers, corroborated the progress of clinical trials and other research and development projects with the Company’s internal personnel that oversee these activities, and obtained information directly from third-party service providers which included the third parties’ estimates of clinical trial costs incurred to date. We also examined invoices received from vendors and cash disbursements made to third-party service providers subsequent to December 31, 2025 to assess the completeness of the recorded accruals.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2021.

Stamford, Connecticut

March 27, 2026

BIOXCEL THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share amounts)

	December 31,	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$28,415	$29,854
Restricted cash	342	—
Accounts receivable, net	233	131
Inventory	722	679
Prepaid expenses	4,028	5,290
Other current assets	10,945	1,440
Total current assets	44,685	37,394
Property and equipment, net	175	475
Operating lease right-of-use assets	56	382
Other assets	—	87
Total assets	$44,916	$38,338

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
Accounts payable	$14,701	$15,990
Accrued expenses	4,341	5,762
Current portion of long-term debt	24,931	—
Due to related parties	138	107
Other current liabilities	9,815	374
Total current liabilities	53,926	22,233
Long-term portion of operating lease liabilities	—	65
Derivative liabilities	1,790	6,633
Long-term debt	84,663	102,508
Total liabilities	140,379	131,439

Commitments and contingencies (Note 18)
Stockholders' (deficit) equity
Preferred stock, $0.001 par value, 10,000 shares authorized; no shares issued and outstanding as of December 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value, 200,000 shares authorized as of December 31, 2025 and December 31, 2024; 22,328 and 3,102 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	76	49
Additional paid-in-capital	624,555	557,047
Accumulated deficit	(720,094)	(650,197)
Total stockholders' (deficit) equity	(95,463)	(93,101)
Total liabilities and stockholders' (deficit) equity	$44,916	$38,338

The accompanying notes are an integral part of these consolidated financial statements.

BIOXCEL THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share amounts)

	Year ended December 31,
	2025	2024

Revenues
Product revenue, net	$642	$2,266

Operating expenses
Cost of goods sold	164	2,143
Research and development	30,251	30,435
Selling, general and administrative	20,494	34,492
Restructuring costs	194	2,441
Total operating expenses	51,103	69,511
Loss from operations	(50,461)	(67,245)
Other (income) expense
Interest expense	16,984	15,129
Interest income	(1,066)	(2,602)
Other (income) expense, net	3,518	(20,173)
Net loss	$(69,897)	$(59,599)
Basic and diluted net loss per share attributable to common stockholders	$(5.73)	$(23.51)
Weighted average shares outstanding - basic and diluted	12,208	2,535

The accompanying notes are an integral part of these consolidated financial statements.

BIOXCEL THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(amounts in thousands)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of January 1, 2024	1,871	$30	$534,060	$(590,598)	$(56,508)
Issuance of common stock, net of offering costs	1,209	19	9,907	—	9,926
Stock-based compensation	—	—	6,156	—	6,156
Issuance of stock purchase warrants	—	—	2,540	—	2,540
Repricing of stock purchase warrants	—	—	59	—	59
Issuance of pre-funded stock purchase warrants	—	—	4,379	—	4,379
Vesting of restricted stock units, net of employee tax obligations	22	—	(54)	—	(54)
Net loss	—	—	—	(59,599)	(59,599)
Balance as of December 31, 2024	3,102	$49	$557,047	$(650,197)	$(93,101)
Issuance of common stock, net of offering costs	19,153	27	55,333	—	55,360
Stock-based compensation	—	—	2,669	—	2,669
Issuance of pre-funded stock purchase warrants	—	—	9,523	—	9,523
Vesting of restricted stock units, net of employee tax obligations	73	—	(17)	—	(17)
Net loss	—	—	—	(69,897)	(69,897)
Balance as of December 31, 2025	22,328	$76	$624,555	$(720,094)	$(95,463)

The accompanying notes are an integral part of these consolidated financial statements.

BIOXCEL THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year ended December 31,
	2025	2024
OPERATING CASH FLOW ACTIVITIES:
Net loss	$(69,897)	$(59,599)
Reconciliation of net loss to net cash used in operating activities
Depreciation	300	309
Accretion of debt discount and amortization of financing costs	1,652	467
Change in fair value of derivative liabilities	3,505	(20,180)
Stock-based compensation expense	2,767	6,156
Payable-in-kind interest on Credit Agreement	5,434	6,543
Operating lease right-of-use assets	326	306
Changes in operating assets and liabilities
Accounts receivable	(102)	(60)
Inventory	(43)	1,312
Prepaid expenses, other current assets and other assets	(8,156)	(1,872)
Accounts payable, accrued expenses, due to related parties, and other current liabilities	6,973	(4,327)
Accrued interest	-	(736)
Operating lease liabilities	(374)	(346)
Net cash used in operating activities	(57,615)	(72,027)

INVESTING CASH FLOW ACTIVITIES:
Purchases of equipment and leasehold improvements	—	—
Net cash from investing activities	—	—

FINANCING CASH FLOW ACTIVITIES:
Proceeds from issuance of common stock and warrants	58,142	39,688
Payment of principal of Long-term debt	—	(2,500)
Offering costs for common stock and warrants issuance	(1,607)	(474)
Payment of employee tax obligations related to vesting restricted stock units	(17)	(54)
Net cash provided by financing activities	56,518	36,660

Net decrease in cash, cash equivalents and restricted cash	(1,097)	(35,367)
Cash, cash equivalents and restricted cash, beginning of the period	29,854	65,221
Cash, cash equivalents and restricted cash, end of the period	$28,757	$29,854

Balance sheet reconciliation:
Cash and cash equivalents	$28,415	29,854
Restricted cash	342	—
Total cash and cash equivalents and restricted cash as presented above	$28,757	29,854

Supplemental cash flow information:
Issuance of stock purchase warrants	$—	$2,540
Repricing of stock purchase warrants	$—	$59
Interest paid	$9,690	$7,968
Litigation settlement liability and related other current assets (Note 18)	$9,750	$—

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

As of December 31, 2025, the Company had cash, cash equivalents and restricted cash of $28,757 and an accumulated deficit of $720,094. BTI has incurred substantial net losses and negative cash flows from operating activities in nearly every fiscal period since inception and expects this trend to continue for the foreseeable future. The Company recognized net losses of $69,897 and $59,599 for the years ended December 31, 2025 and 2024, respectively, and had net cash used in operating activities of $57,615 and $72,027 for the years ended December 31, 2025 and 2024, respectively.

Under ASC Topic 205-40, Presentation of Financial Statements - Going Concern, management is required at each reporting period to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.

The Company’s history of significant losses, its negative cash flows from operations, its current debt obligations, potential near-term increased covenant-driven amortization payments under its Credit Agreement (as defined in Note 9, Debt and Credit Facilities), its limited liquidity resources currently on hand, and its dependence on its ability to obtain additional financing to fund its operations after the current resources are exhausted, about which there can be no certainty, have resulted in management’s assessment that there is substantial doubt about the Company’s ability to continue as a going concern for a period of at least 12 months from the issuance date of the financial statements included in this Annual Report on Form 10-K.

This going concern evaluation takes into consideration the potential mitigating effect of management’s Clinical Reprioritization (as defined in Note 4, Restructuring). When substantial doubt exists, management evaluates whether the mitigating effect of its plans sufficiently alleviates the substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (i) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued and (ii) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Generally, to be considered probable of being effectively implemented, the plans need to be approved by the Company’s Board of Directors. The Company’s Clinical Reprioritization was approved by the Board of Directors on August 8, 2023; however, such plans, including the additional restructuring actions taken in the second and third quarters of 2024, will not mitigate the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.

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

•reduce overhead and headcount to focus on core priorities; and/or

•any combination of the foregoing.

If the Company is unable to raise capital when needed or on acceptable terms, or if it is unable to procure collaboration arrangements to advance its programs, the Company would be forced to discontinue some of its operations or develop and implement a plan, beyond its Clinical Reprioritization initiatives, to further extend payables, reduce overhead, scale back or cease some or all of its revised operating plan until sufficient additional capital is raised to support further operations.

Note 3. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and notes thereto. Estimates are used in the following areas, among others: revenue recognition, derivative liabilities, stock-based compensation expense, inventory, accrued expenses and income taxes. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates.

Reverse Stock Split

On February 10, 2025, the Company completed a 1-for-16 reverse stock split of its issued and outstanding common stock (the “Reverse Stock Split”). As a result of the Reverse Stock Split, each 16 shares of common stock issued and outstanding immediately prior to February 10, 2025 were automatically converted into one share of common stock. The Reverse Stock Split affected all common stockholders uniformly and did not alter any stockholder's percentage interest in the Company's equity, except to the extent that the Reverse Stock Split would result in a stockholder owning a fractional share. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who otherwise would be entitled to receive a fractional share instead were entitled to receive cash in lieu of such fractional share.

The Reverse Stock Split did not change the par value of the common stock or the authorized number of shares of common stock.

All common share and per-share amounts in this Form 10-K have been retroactively restated to reflect the effect of the Reverse Stock Split.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. As of December 31, 2025 and 2024, cash equivalents were comprised primarily of money market funds. Cash and cash equivalents held at financial institutions may at times exceed federally insured amounts. BTI management believes it mitigates such risk by investing in or through major financial institutions.

Restricted Cash

Restricted Cash represents cash required to be set aside as collateral under a letter of credit for our annual Directors and Officers (D&O) insurance premiums which are financed and paid over the next three months. The restriction will lapse when the D&O insurance premiums are paid.

Accounts Receivable, Net

Accounts receivable arise from sales of IGALMI® and represent amounts due from distributors. Payment terms generally range from 30 to 75 days from the date of the sale transaction, and accordingly, do not involve a significant financing component. Receivables from product sales are recorded net of allowances which generally include distribution fees, prompt payment discounts, chargebacks, and credit losses. Allowances for distribution fees, prompt payment discounts and chargebacks are based on contractual terms. The Company estimated the current expected credit losses of its accounts receivable by assessing the risk of loss and available relevant information about collectability, existing contractual payment terms, actual payment patterns of its customers, individual customer circumstances, and reasonable and supportable forecast of economic conditions expected to exist throughout the contractual life of the receivable. Based on its assessment, as of December 31, 2025, the Company determined that an allowance for credit losses was not required.

Concentrations of Credit Risk

The Company sells IGALMI® through a drop-ship program under which orders from hospitals and similar health care institutions are processed through wholesalers, but shipments of the product are sent directly to the individual hospitals and similar health care institutions. BTI also contracts directly with intermediaries such as group purchasing organizations (“GPOs”). All trade accounts receivables are due from the distributor that fulfills orders on behalf of the Company. For the years ended December 31, 2025 and 2024, one customer accounted for approximately 8% and 32% of the Company’s net product revenue, respectively.

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

Due to Related Parties

Due to related parties is comprised of amounts contractually owed for various services provided to the Company from related parties, primarily fees owed to the Board of Directors and its committees.

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

The Company does not have any unrecognized tax benefits as of December 31, 2025 and 2024. BTI reviews all tax positions to ensure the tax treatment selected is sustainable based on its technical merits and that the position would be sustained if challenged.

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

Recently adopted accounting pronouncements

In March 2024, the FASB issued ASU 2024-01, Compensation – Stock Compensation (Topic 718) – Scope application of profit interest and similar awards, which clarifies how an entity determines whether a profits interest or similar award is within the scope of Topic 718 or if it is not a share-based payment arrangement and therefore within the scope of other guidance. ASU 2024-01 is effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. The Company adopted this accounting standard effective January 1, 2025 and its adoption on a prospective basis did not have a significant impact on our financial statements.

In December 2023, the FASB issued ASU 2023-09, Improvements to income tax disclosures, which requires disclosure of disaggregated income taxes paid by jurisdiction, enhances disclosures in the effective tax rate reconciliation and modifies other income tax-related disclosures. The amendments are effective for annual periods beginning after December 15, 2024. The Company adopted this standard in fiscal year 2025 on a prospective basis and included the required disclosures in Note 16, Income Taxes.

Accounting Pronouncements effective in future periods

In November 2024, the FASB issued ASU 2024-03, Income statement-reporting comprehensive income-expense disaggregation disclosures, which requires public entities to disclose specified information about certain costs and expenses. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the effect of adopting this guidance on its consolidated financial statements.

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

On September 17, 2024, the Company reduced its workforce by an additional 28% to extend its cash runway and prioritize clinical development of BXCL501. The Company completed the Clinical Reprioritization in October 2024, paid $475 of the related costs during the first quarter of 2025, and paid the remaining $128 during the second quarter of 2025.

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

Note 5. Inventory

Inventory consists of the following:

	December 31,	December 31,
	2025	2024

Raw materials	$317	$506
Work-in-process	368	—
Finished goods	37	173
Total inventory	$722	$679

The Company recorded inventory write-downs due to excess inventory of $108 and $1,980 for the years ended December 31, 2025 and 2024, respectively.

Note 6. Property and Equipment, net

Property and equipment, net consists of the following:

	December 31,	December 31,
	2025	2024

Computers and equipment	$202	$202
Furniture	575	575
Leasehold improvements	1,200	1,200
Total property and equipment	$1,977	$1,977
Accumulated depreciation	(1,802)	(1,502)
Total property and equipment, net	$175	$475

Depreciation expense was $300 and $309 for the years ended December 31, 2025 and 2024, respectively.

Note 7. Accrued Expenses

Accrued expenses consist of the following:

	December 31, 2025	December 31, 2024

Accrued research and development expenses	$2,546	$3,107
Accrued compensation and benefits	34	35
Accrued professional fees	1,107	1,604
Accrued taxes	32	91
Other accrued expenses	622	322
Accrued restructuring costs	—	603
Total accrued expenses	$4,341	$5,762

Note 8. Transactions with BioXcel LLC

The Company entered into a Separation and Shared Services Agreement with BioXcel LLC that took effect on June 30, 2017, as amended and restated thereafter (the “Services Agreement”), pursuant to which BioXcel LLC had agreed to provide the Company with certain intellectual property prosecution and management and research and development activities.

Under the Services Agreement, the Company had an option, exercisable until December 31, 2024, to enter into a separate collaborative services agreement with BioXcel LLC pursuant to which BioXcel LLC shall perform product identification and related services for us utilizing its EvolverAI. We agreed to pay BioXcel LLC $18 per month from March 13, 2023, to December 31, 2024 in exchange for this option. This option was not exercised. However, BioXcel LLC continues to perform certain administrative services under the terms of the expired contract. We agreed to negotiate any such collaborative services agreement in good faith and to incorporate reasonable market-based terms, including consideration for BioXcel LLC reflecting a low, single-digit royalty on net sales and reasonable development and commercialization milestone payments, provided that (i) development milestone payments shall not exceed $10,000 in the aggregate and not be payable prior to proof of concept in humans and (ii) commercialization milestone payments shall be based on reaching annual net sales levels, be limited to 3% of the applicable net sales level, and not exceed $30,000 in the aggregate. The Company did not exercise our option to renew the agreement for product identification and related services utilizing BioXcel LLC’s EvolverAI. Subsequent to December 31, 2024 no development activity has been carried out by BioXcel LLC and none is contemplated.

Service charges recorded under the Services Agreement for the years December 31, 2025 and 2024 were as follows:

	Year ended December 31,
	2025	2024

Research and development	$474	$938
Selling, general and administrative	88	392
Total	$562	$1,330

There were no service charges due as of December 31, 2025 and December 31, 2024.

Note 9. Debt and Credit Facilities

Debt, net of unamortized discounts and financing costs, consists of the following:

	December 31, 2025	December 31, 2024

Credit Agreement and Guaranty	$102,319	$102,319
Payable-in-kind ("PIK") interest	9,837	4,403
Total debt liability	$112,156	$106,722
Unamortized debt premiums, discounts and issuance costs	(2,562)	(4,214)
Total debt	$109,594	$102,508
Less current portion of debt	(24,931)	—
Long-term debt	$84,663	$102,508

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

Second Amendment to Credit Agreement and Guaranty and Termination of the RIFA

On December 5, 2023, (the “Second Amendment Effective Date”), the Company entered into the Second Amendment to Credit Agreement and Guaranty and Termination of Revenue Interest Financing Agreement (the “Second Amendment”), which further amended the Credit Agreement. On the Second Amendment Effective Date, the Credit Agreement was amended to provide up to $202,319 in senior secured term loans, including the initial Tranche A of $70,000, which was funded on April 28, 2022, and related capitalized interest on Tranche A through the Second Amendment Effective Date in the amount of $72,319. In addition, the $30,000 in financing previously provided to the Company under the RIFA on July 8, 2022 was converted to a term loan under the Credit Agreement (the “Tranche A-2 Term Loan”). The RIFA and all commitments for potential future funding thereunder were terminated. In addition, pursuant to the Second Amendment, the Lenders agreed to permit the Company to invest up to a maximum of $30,865 at any time outstanding in OnkosXcel, increased from $30,000. In connection with the Second Amendment, the Company agreed to pay to the Lenders an exit fee equal to 0.25% of the loans under the Credit Agreement repaid upon maturity or prepayment of the loans (which exit fee is in addition to, and not in lieu of, the exit fee provided for by the First Amendment). As of December 31, 2025, there are no remaining unfunded commitments under the Credit Agreement. The blended effective interest rate on the Tranches A-1 and A-2 as of December 31, 2025 was approximately 15.3%.

The remaining tranches may be borrowed at the Company’s option subject to satisfaction of certain conditions, including regulatory and financial milestones. Tranche B of the Credit Agreement is $20,000 and is available upon satisfaction of certain conditions and financial milestones. Tranche B expired on December 31, 2024. Tranche C of the Credit Agreement is $30,000 and is available upon satisfaction of certain conditions, including receipt of certain regulatory and financial milestones met on or before December 31, 2025. Tranche D of the Credit Agreement is $50,000 and is available upon satisfaction of the Tranche C Term Loans conditions precedent to, and the funding of Tranche C Loans, including specified minimum net sales of the Company attributable to sales of BXCL501 for a trailing twelve consecutive month period, on or before December 31, 2025. Tranches C and D expired on December 31, 2025.

The loans under the Credit Agreement do not amortize and mature on April 19, 2027. The Company may, at its option, no earlier than September 21, 2026 and no later than October 21, 2026, request an extension of the maturity date to April 19, 2028, provided that the Company satisfies certain conditions including receipt of certain regulatory and financial milestones. Borrowings under the Credit Agreement are issued at a 200-basis point original issue discount and bear interest at a variable annual rate of TERM SOFR (but not less than 2.5% or more than 5.5%) plus 7.5%, payable quarterly. The rate resets every three months based on the current Term SOFR rate. Of such interest, above 8% per annum is, at the Company’s option, payable in kind by capitalizing and adding such interest to the outstanding principal amount of loans from the first payment date on which such interest is owed through March 31, 2025, unless, with respect to any payment date, the Company elects to pay all or a portion of such interest in cash. The Company is required to pay a ticking fee equal to 0.75% per annum on the undrawn amount of the commitments, payable quarterly commencing 120 days after April 22, 2022 through the termination of the commitments, which is expensed as incurred and recognized as interest expense in the Consolidated Statements of Operations. The Company may voluntarily prepay the Credit Agreement at any time subject to a prepayment fee.

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

Sixth, Seventh, and Eighth Amendment to Credit Agreement

On March 4, 2025, the Company entered into the Sixth Amendment to our Credit Agreement, which extended the deadline to engage an investment banker. The Company subsequently entered into the Seventh and Eighth Amendments on March 12, 2025 and April 22, 2025, respectively, and collectively, these amendments extended the deadline to July 31, 2025. The Company retained an investment banker prior to July 31, 2025.

As of December 31, 2025, the Company was in compliance with all restrictive and financial covenants under the Credit Agreement.

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

Maturities of long-term debt are expected to be as follows:

December 31, 2025

2026	$24,931
2027	$87,225
Thereafter	$—

Interest expense was as follows:

	Year ended
	December 31,
	2025	2024

Interest expense	$15,332	$14,662
Accretion of debt discount and amortization of financing costs	1,652	467
Total interest expense	$16,984	$15,129

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

With respect to the Purchase Agreement discussed in Note 11, Common Stock Financing Activities, BTI determined that the Accompanying Warrants fail the equity classification criteria and are therefore classified as liabilities in accordance with ASC 480, Distinguishing Liabilities from Equity ("ASC 480") and ASC 815, Derivatives and Hedging (“ASC 815”). The Accompanying Warrants failed to meet the requirements to be indexed to equity and equity classified, and meet the definition of a derivative instrument. Therefore, these instruments are recorded as Derivative liabilities in the Consolidated Balance Sheet as of December 31, 2025. The respective derivative liabilities were recorded at fair value on the date of issuance and are revalued on each balance sheet date until such instruments are settled or expire, with changes in the fair value between reporting periods recorded within Other (income) expense, net in the Company’s Consolidated Statements of Operations. We value the Accompanying Warrants using the Black-Scholes option pricing model as discussed in Note 14, Fair measurements.

On November 21, 2024, the exercise price of 534 of the Accompanying Warrants was reduced from $51.20 to $9.136 per share. As a result of the repricing, the Company recorded the increase in fair value of $1,000 as an increase to the carrying value of Derivative liabilities, and as a loss in Other (income) expense, net, in the Company’s Consolidated Statements of Operations. For the years ended December 31, 2025 and 2024, the Company recorded total net gains of $1,818 and $17,027, respectively (including the $1,000 repricing loss in 2024), in Other (income) expense, net, in the

Company’s Consolidated Statements of Operations. As of December 31, 2025, the fair value of the Accompanying Warrants was $502.

On November 25, 2024, with respect to the Underwriter Agreement discussed in Note 11, Common Stock Financing Activities, the Company issued additional warrants (the “November 2024 Accompanying Warrants”). The November 2024 Accompanying Warrants failed to meet the requirements to be indexed to equity and equity classified, and meet the definition of a derivative instrument. Therefore, these instruments are recorded as Derivative liabilities in the Consolidated Balance Sheet as of December 31, 2025. The respective derivative liabilities were recorded at fair value on the date of issuance in the amount of $5,562 and are revalued on each balance sheet date until such instruments are settled or expire, with changes in the fair value between reporting periods recorded within Other (income) expense, net in the Company’s Consolidated Statements of Operations. For the years ended December 31, 2025 and 2024, the Company recorded total net gains of $3,339 and $1,289, respectively, in Other (income) expense, net, in the Company’s Consolidated Statements of Operations. As of December 31, 2025, the fair value of the November 2024 Accompanying Warrants was $934.

On March 3, 2025, with respect to the March 2025 Offering discussed in Note 11, Common Stock Financing Activities, the Company issued additional warrants (the “March 2025 Accompanying Warrants”). The March 2025 Accompanying Warrants failed to meet the requirements to be indexed to equity and equity classified, and meet the definition of a derivative instrument. Therefore, these instruments are recorded as Derivative liabilities in the Consolidated Balance Sheet as of December 31, 2025. The respective derivative liabilities were recorded at fair value on the date of issuance in the amount of $2,831 and are revalued on each balance sheet date until such instruments are settled or expire, with changes in the fair value between reporting periods recorded within Other (income) expense, net in the Company’s Consolidated Statements of Operations. In August 2025, 2,300 of the March 2025 Accompanying Warrants were exercised. In connection with the exercise, the Company remeasured the fair value of the warrant liability, resulting in a recognized net loss of $9,920 recorded in Other (income) expense, net in the Company’s Consolidated Statements of Operations. As of December 31, 2025, the fair value of the remaining 1,700 March 2025 Accompanying Warrants was $354. For the year ended December 31, 2025, the Company recorded a net gain of $849 for the remaining warrants in Other (income) expense, net, in the Company’s Consolidated Statements of Operations.

In connection with the March 2025 Offering discussed in Note 11, Common Stock Financing Activities, the Company also issued option warrants (the “Option Warrants”). The Option Warrants failed to meet the requirements to be indexed to equity and equity classified, and meet the definition of a derivative instrument. Therefore, these instruments are initially recorded as Derivative liabilities. The respective derivative liabilities were recorded at fair value on the date of issuance in the amount of $369. The Option Warrants expired on March 18, 2025 without being exercised, and the Company recorded a termination gain of $369 in Other (income) expense, net, in the Company’s Condensed Consolidated Statements of Operations. As of December 31, 2025, the fair value of the Option Warrants was $0.

Note 11. Common Stock Financing Activities

Jeffries At-the-Market Program

In May 2021, the Company entered into an Open Market Sale Agreement (as amended, supplemented and/or restated from time to time, the “Sale Agreement”) with Jefferies LLC (“Jefferies”) pursuant to which the Company could offer and sell shares of its common stock, having an aggregate offering price of up to $100,000, from time to time, through an “at the market offering” program under which Jefferies will act as sale agent. In November 2023, the Company amended the Sale Agreement to increase the size of the “at the market offering" program to $150,000. On March 26, 2025, the Company and Jefferies terminated that certain Open Market Sales Agreement. There have been no sales of the Company’s common stock under the Sale Agreement for the year ended December 31, 2025. For the year ended December 31, 2024, the Company sold 240 shares of its common stock for a gross amount of $7,682, incurred issuance costs of $231, and received net proceeds of $7,451.

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

The Accompanying Warrants have an exercise price per share of common stock equal to $51.20 per share. The exercise price and the number of shares of common stock issuable upon exercise of the Accompanying Warrants are subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. The Accompanying Warrants will be exercisable at any time after the date of issuance and will expire on the fifth anniversary of the date of issuance. The Accompanying Warrants do not meet certain scope exceptions under U.S. GAAP, primarily because they did not meet the requirements to be indexed to equity and equity classified, and the instruments meet the definition of a derivative instrument. Therefore, these instruments are recorded as Derivative liabilities in the Consolidated Balance Sheet as of December 31, 2025.

November 2024 Offering

On November 22, 2024, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Canaccord Genuity LLC, as underwriter (the “Underwriter”), in connection with the issuance and sale by the Company in a public offering of (i) 350 shares of the Company’s common stock, and accompanying warrants (the “November 2024 Accompanying Warrants”) to purchase 350 shares of Common Stock, at a combined public offering price of $7.68 per share, and, in lieu thereof to certain investors, (ii) pre-funded warrants to purchase 563 shares of Common Stock, and accompanying warrants (the “November 2024 Accompanying Warrants”) to purchase 563 shares of Common Stock, at a combined public offering price of $7.664 per pre-funded warrant, which equals the public offering price per share of Common Stock and accompanying warrant less the $0.016 exercise price per share of the pre-funded warrants, less underwriting discounts and commissions, pursuant to an effective shelf registration statement on Form S-3 (Registration No. 333-275261) and a related prospectus supplement filed with the Securities and Exchange Commission. The Company received net proceeds from the offering of approximately $6,128, after deducting underwriting discounts and commissions and offering expenses of $871. The Company used the net proceeds of the offering to fund the SERENITY At-Home trial, prepare for the initiation of the TRANQUILITY In-Care trial, working capital and general corporate purposes.

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

The November 2024 Accompanying Warrants have an exercise price per share of common stock equal to $7.68 per share. The exercise price and the number of shares of common stock issuable upon exercise of the November 2024 Accompanying Warrants are subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. The November 2024 Accompanying Warrants are exercisable at any time after the date of issuance and will expire on the fifth anniversary of the date of issuance. The November 2024 Accompanying Warrants do not meet certain scope exceptions under U.S. GAAP, primarily because they did not meet the requirements to be indexed to equity and equity classified, and the instruments meet the definition of a derivative instrument. Therefore, these instruments are recorded as Derivative liabilities in the Consolidated Balance Sheet as of December 31, 2025.

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

The Pre-Funded Warrants have an exercise price per share of common stock equal to $0.001 per share. The exercise price and the number of shares of common stock issuable upon exercise of the Pre-Funded Warrants are subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. The Pre-Funded Warrants are exercisable at any time after the date of issuance. The Pre-Funded Warrants meet the equity classification criteria and are therefore classified as equity. For the year ended December 31, 2025, all 3,812 Pre-Funded Warrants were exercised and the same number of common stock were issued in exchange for $4 of proceeds received.

The March 2025 Accompanying Warrants have an exercise price per share of common stock equal to $4.20 per share. The exercise price and the number of shares of common stock issuable upon exercise of the March 2025 Accompanying Warrants are subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. The March 2025 Accompanying Warrants will be exercisable at any time after the date of issuance and will expire on the fifth anniversary of the date of issuance. The March 2025 Accompanying Warrants do not meet certain scope exceptions under U.S. GAAP, primarily because they did not meet the requirements to be indexed to equity and equity classified, and the instruments meet the definition of a derivative instrument. Therefore, these instruments are recorded as Derivative liabilities in the Consolidated Balance Sheet as of December 31, 2025. For the year ended December 31, 2025, 2,300 March 2025 Accompanying Warrants were exercised and the same number of common stock were issued in exchange for $9,660 of proceeds received.

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

Canaccord At-the-Market Program

On April 3, 2025, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Canaccord Genuity LLC (“Canaccord”) to sell shares of the Company’s common stock, par value $0.001 per share, with aggregate gross sales proceeds of up to $8,135, from time to time, through an “at the market” equity offering program under which Canaccord will act as sales agent. For the year ended December 31, 2025, the Company sold 4,724 shares of its common stock for a gross amount of $8,130, incurred issuance costs of $244, and received net proceeds of $7,886.

On August 6, 2025, the Company increased the maximum amount of shares that are eligible to be sold pursuant to the Equity Distribution Agreement to allow for the offer and sale of up to $3,500 of its common stock. For the year ended December 31, 2025, the Company sold 1,050 shares for gross proceeds of $3,500 and received proceeds of $3,395, net of issuance costs of $105. Following the sale of common stock, the Company raised sufficient net proceeds to satisfy the Raise 3 requirement under the Fifth Amendment to the Credit Agreement.

On August 18, 2025, the Company filed a prospectus supplement with the Securities and Exchange Commission for the offer and sale of up to $80,000 shares of common stock pursuant to the Equity Distribution Agreement. For the year ended December 31, 2025, the Company sold 6,313 shares for gross proceeds of $22,846 and received proceeds of $22,389, net of issuance costs of $457.

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

As of December 31, 2025, there were 42 shares available to be granted under the 2020 Plan.

BTI Restricted stock units

The table below summarizes activity relating to BTI RSUs.

Number of
shares

Outstanding as of January 1, 2025	27
Granted	111
Cancelled	(7)
Vested	(24)
Outstanding as of December 31, 2025	107

During the year ended December 31, 2025, the Company granted 111 time-based BTI RSUs. BTI RSUs granted to employees fully vest on the one-year anniversary of the grant date, and BTI RSUs granted to executives fully vest on the nine-month anniversary of the grant date. The weighted average grant date fair value per share for the BTI RSUs granted in the year ended December 31, 2025 was $1.65. The outstanding BTI RSUs issued prior to 2025 generally vest over four years, with 25% vesting at the one-year anniversary of the grant date and the balance vesting ratably over the remaining 12 quarters of the vesting period. The total fair value of BTI RSUs vested in the year ended December 31, 2025 was $50. Unrecognized stock-based compensation expense related to these awards was $198 and $760 as of December 31, 2025 and 2024, respectively.

BTI Performance stock units

The table below summarizes activity relating to Performance Units related to BTI common stock.

Number of
shares

Outstanding as of January 1, 2025	70
Granted	—
Cancelled	(13)
Vested	(57)
Outstanding as of December 31, 2025	—

In July 2024, the Company granted 87 Performance Units to employees. The Performance Units vest on the one-year anniversary of the grant date, provided certain performance criteria are met. The weighted average value per share of Performance Units granted in 2024 was $19.20. All remaining outstanding Performance Units had vested as of December 31, 2025. The total fair value of Performance Units vested in the year ended December 31, 2025 was $103. Unrecognized stock-based compensation expense related to these Performance Units expected to vest is zero, as stock-based compensation expense of $1,098 was recognized in June 2025 due to certain performance criteria being met as determined by the Compensation Committee of the Board of Directors.

OnkosXcel Profit sharing units

The table below summarizes activity relating to the PSUs associated with OnkosXcel as described below.

		Weighted average
	Number of	price per unit
	units	(in whole dollars)

Outstanding as of January 1, 2025	1,166	$5,686
Granted	—	$—
Cancelled	(94)	$5,953
Forfeited	—	$—
Outstanding as of December 31, 2025	1,072

Vested units as of December 31, 2025	1,021	$5,602

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

The fair values of the PSUs granted in 2024 were estimated at the date of grant using a Black-Scholes option pricing model and assumptions below.

	2024 grant profit share unit valuation inputs

Expected volatility	97.4%
Risk-free rate of interest	3.6%
Expected dividend yield	—%
Expected term	5.8	years

Unrecognized stock-based compensation expense related to the PSUs was $75 and $377 as of December 31, 2025 and 2024, respectively.

OnkosXcel restricted stock units

The table below summarizes activity relating to the OnkosXcel RSUs.

Number of
units

Outstanding as of January 1, 2025	176
Granted	—
Vested	(7)
Cancelled	(34)
Outstanding as of December 31, 2025	135

As of December 31, 2025, the Company had 135 OnkosXcel Restricted Stock Units outstanding. Unrecognized stock-based compensation expense related to the awards expected to vest was approximately $20 and $210 as of December 31, 2025 and 2024, respectively.

BTI Stock options

A summary of the Company’s stock option activity for the year ended December 31, 2025, is presented below.

	Number of	Weighted average
	shares	price per share

Outstanding as of January 1, 2025	311	$265.36
Granted	78	$7.47
Forfeited	(8)	$124.50
Cancelled	(29)	$372.12
Exercised	—	$—
Outstanding as of December 31, 2025	352	$202.81

Options vested and exercisable as of December 31, 2025	328	$207.59

As of December 31, 2025, the intrinsic value of options outstanding was $0. The intrinsic value for stock options is calculated based on the difference between the exercise prices of the underlying awards and the quoted stock price of the Company’s common stock as of the reporting date.

The total intrinsic value of stock options exercised for the year ended December 31, 2025 was $0. The total intrinsic value of stock options exercisable as of December 31, 2025 was $0.

The weighted average grant date fair value of options granted during the year ended December 31, 2025 was $6.16.

The weighted average grant date fair value of options vested as of December 31, 2025 was $153.24.

The weighted average remaining contractual life is 5.3 years for options exercisable as of December 31, 2025. The weighted average remaining contractual life was 5.5 years for options outstanding as of December 31, 2025.

Unrecognized compensation expense related to unvested stock option awards as of December 31, 2025, was $422 and will be recognized over the remaining vesting periods of the underlying awards. The weighted-average period over which such compensation is expected to be recognized is 0.6 years.

Stock-Based Compensation

The fair value of options granted during the years ended December 31, 2025 and 2024 was estimated using the Black-Scholes pricing model with the following assumptions:

	Year ended					Year ended
	December 31, 2025					December 31, 2024

Expected term	5.5	years	-	6.0	years	5.5	years	-	6.1	years
Expected stock price volatility	112.0%		-	112.1%		108.0%		-	112.5%
Risk-free rate of interest	4.5%		-	4.5%		4.0%		-	4.5%
Expected dividend yield	0.0%		-	0.0%		0.0%		-	0.0%

The Company used the historical volatility of its common stock to estimate volatility. The expected term of the awards is estimated based on the simplified method, which calculates the expected term based upon the midpoint of the term of the award and the vesting period. The Company uses the simplified method because it does not have sufficient option exercise data to provide a reasonable basis upon which to estimate the expected term. The expected dividend yield is zero percent as the Company has no history of paying dividends nor does management expect to pay dividends over the contractual terms of these options. The risk-free interest rates are determined by reference to the U.S. Treasury yield curve in effect at the time of grant, with maturities approximating the expected term of the stock options. The fair value of the underlying common stock is generally determined as the closing price of the Company’s common stock on The Nasdaq Capital Market on the grant date, with consideration of whether there is material nonpublic information that could impact that estimated fair value when it is released.

The Company recognized stock-based compensation expense related to awards issued under the 2017 Plan and the 2020 Plan, as well as the OnkosXcel PSUs and OnkosXcel RSU’s, of $2,767 and $6,156 for the years ended December 31, 2025 and 2024, respectively, which were comprised as follows:

	Year ended December 31,
	2025	2024

Research and development	$426	$2,251
Selling, general and administrative	2,341	3,905
Total	$2,767	$6,156

2020 Employee Stock Purchase Plan

The Company’s 2020 Employee Stock Purchase Plan (the “ESPP”) was also approved and became effective at the Company’s 2020 annual meeting of stockholders on May 20, 2020. The ESPP is designed to assist eligible employees of the Company with the opportunity to purchase the Company’s common stock at a discount through accumulated payroll deductions during successive offering periods. The aggregate number of shares that may be issued pursuant to rights granted under the ESPP is 6 shares of common stock. In addition, the number of shares available for issuance under the ESPP will increase on the first day of each calendar year, beginning on January 1, 2021 and ending on and including January 1, 2030, by a number of shares of common stock equal to the lesser of (a) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as determined by the Board of Directors. The number of shares that may be issued or transferred pursuant to rights granted under the component of the ESPP that is intended to qualify for favorable U.S. federal tax treatment under Section 423 of the Internal Revenue Code (the “Section 423 Component”) shall not exceed 31 shares. The purchase price will be determined by the administrator of the ESPP and, for purposes of the Section 423 Component, shall not be less than 85% of the fair value of a share on the first trading day or on the last trading day of the applicable offering period, whichever is lower. The shares available for issuance under the ESPP increased by 31 shares and 19 shares on January 1, 2025 and 2024, respectively. To date, no shares have been sold under the ESPP. There were 106 shares available for issuance as of December 31, 2025.

Note 13. Leases

BTI leases office space for its corporate headquarters at 555 Long Wharf Drive, New Haven, Connecticut (the “HQ Lease”) under an operating lease that expires in February 2026. The Company has an option to renew the HQ Lease for one additional five-year term that has not been exercised as of December 31, 2025. Payments under the HQ Lease are fixed.

The Company also leases equipment such as copiers and information technology equipment.

The future minimum annual lease payments under operating leases, as of December 31, 2025, were as follows:

Year ending December 31,	Amount

2026	$65
Thereafter	—
Total lease payments	$65
Imputed interest	—
Total lease liability	$65
Less current portion of lease liability	(65)
Long-term portion of operating lease liability	$—

The current portion of the Company’s operating lease liability of $65, as of December 31, 2025, is included in Other current liabilities on the Consolidated Balance Sheets.

Lease expense was $410 and $394 for the years ended December 31, 2025 and 2024, respectively.

Lease renewal options are not included in the ROU asset or lease liability.

Note 14. Employee Benefit Plan

The Company maintains a defined contribution retirement plan for its employees that complies with Section 401(k) of the Internal Revenue Code (the “401(K) Plan”). Employees are eligible to participate in the 401(K) Plan and can contribute a portion of their pay into the 401(K) Plan, subject to annual limits established by the U.S. Internal Revenue Service. Participating employees receive an employer matching contribution equal to 50% of eligible employee contributions on the first 5% of eligible compensation contributed. Employer contributions to the 401(K) Plan were $176 and $289 for the years ended December 31, 2025 and 2024, respectively.

Note 15. Fair Value Measurements

The Company groups its assets and liabilities measured at fair value in three levels based on the nature of the inputs and assumptions used to determine fair value. Refer to Note 3, Summary of Significant Accounting Policies, for additional information on the accounting policies related to fair value.

The carrying amounts of Cash and cash equivalents, Accounts receivable, net and Accounts payable approximate fair value due to the short-term nature of these instruments. As of December 31, 2025 and 2024, the Company had $27,085 and $29,036, respectively, primarily in money market funds that hold U.S. government cash equivalent instruments (included in Cash and cash equivalents) which were valued based on Level 1 inputs. There were no transfers between levels within the hierarchy during the years ended December 31, 2025 and 2024.

Derivative liabilities measured at fair value on a recurring basis are summarized below.

	As of
	December 31, 2025
	Level 1	Level 2	Level 3	Total

Derivative liability - BTI Warrants	$—	$1,436	$354	$1,790
Derivative liability - OnkosXcel Warrants	—	—	—	—
Total derivative liabilities	$—	$1,436	$354	$1,790

	As of
	December 31, 2024

	Level 1	Level 2	Level 3	Total

Derivative liability - BTI Warrants	$—	$6,593	$—	$6,593
Derivative liability - OnkosXcel Warrants	—	—	40	40
Total derivative liabilities	$—	$6,593	$40	$6,633

Derivative liabilities are comprised of the OnkosXcel Warrants, BTI Warrants, and Option Warrants. The fair value of the derivative liabilities was determined using Binomial Option Pricing and Distribution models for the OnkosXcel Warrants and Option Warrants, and the Black Scholes model was used for the BTI Warrants. As discussed in Note 9, Debt and Credit Facilities, the Equity Investment Right was terminated on November 25, 2024 in connection with the Fifth Amendment to the Credit Agreement.

The following table presents changes in Level 3 liabilities measured at fair value for the year ended December 31, 2025. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category.

	Year ended
	December 31,
	2025	2024

Derivative liabilities, Balance - January 1	$40	$1,905
Termination of derivative liabilities - Equity Investment Right	—	(1,263)
Addition of derivative liabilities - BTI Warrant (March 2025 Accompanying Warrants)	2,831	—
Addition of derivative liabilities - Option Warrant	369	—
Termination of derivative liabilities - Option Warrant	(369)	—
Reclassification of derivative liabilities - BTI Warrant to permanent equity upon exercise	(11,548)	—
Change in fair value	9,031	(602)
Derivative liabilities, Balance - December 31	$354	$40

The derivative liabilities were reported at their fair values in the Consolidated Balance Sheets. The changes in the fair value of the derivative liabilities were reported as losses in the amount of $3,505 for the year ended December 31, 2025, and gains in the amount of $20,181 for the year ended December 31, 2024 in the Consolidated Statements of Operations as Other (income) expense, net

Inputs used to calculate the estimated fair value of the Equity Investment Right were as follows:

	Equity Investment Right

Strike price relative to volume weighted 30-day average	110.0%
Volatility (annual)	112.3%
Probability of exercise	91.0%
Time period	1.3	years
Estimated premium to 30-day average	24.0%
Discount rate	4.26%

The changes in fair value of the Equity Investment Right up to its termination date were recorded in the Consolidated Statements of Operations as Other (income) expense, net. The final carrying value of the Equity Investment Right of $1,263 upon derecognition was recorded as a reduction of derivative liability with the offset recorded as a gain in Other (income) expense, net, in the Consolidated Statements of Operations for the year ended December 31, 2024.

In estimating the fair value of the derivative liability related to the OnkosXcel Warrants, inputs included third-party fair value estimates of OnkosXcel limited liability company units along with the volatility of those units based on the historical volatility of the Company’s stock, along with a peer group of comparable publicly traded companies), and the timing and probability of the relevant capital transactions occurring. As of December 31, 2025, the OnkosXcel Warrants had no fair value, as the Company does not anticipate a public offering of OnkosXcel at this time.

In estimating the fair value of the derivative liability related to the Option Warrants, the valuation inputs used were a strike price of $3.50, the Company’s stock price of $2.70, volatility of 39.2% (adjusted to set the value of securities in the March 2025 Offering equal to the consideration paid), a term of 0.04 years and a risk-free rate of 4.39%. The Option Warrants expired on March 18, 2025 without being exercised, and the Company recorded a termination gain of $369 in Other (income) expense, net, in the Company’s Consolidated Statements of Operations.

In estimating the fair value of the derivative liability related to the BTI Warrants – March 2025 Accompanying Warrants, the valuation inputs used were a strike price of $4.20, the Company’s stock price of $2.70, volatility of 39.2% (adjusted to set the value of securities in the March 2025 Offering equal to the consideration paid), a term of 5 years and a risk-free rate of 4.01%. As the fair value measurement of the derivative liability related to the BTI Warrants – March 2025 Warrants is classified within Level 3 of the fair value hierarchy and relies on a significant unobservable input (volatility), the resulting fair value is subject to inherent measurement uncertainty. Reasonably possible changes in the volatility assumption at the reporting date could have resulted in a significantly higher or lower fair value measurement and increases in volatility would generally increase the fair value of the warrant liability while decreases in volatility would reduce it. The Company remeasured the fair value of the remaining warrants at December 31, 2025 of $354, and for the year ended December 31, 2025 recorded a net gain of $849 within Other (income) expense, net in the Company’s Consolidated Statements of Operations. The valuation inputs used as of December 31, 2025 were a strike price of $4.20, the Company’s stock price of $1.60, volatility of 44.48%, term of 4.2 years and risk-free rate of 3.66%.

The estimated fair value of the Credit Agreement as of December 31, 2025, was $107,850. Both observable and unobservable inputs were used to determine the fair value of long-term debt, which was classified within the Level 3 category.

The following table presents the BTI warrants issued by the Company and the corresponding balance sheet classification:

Warrant Recipient	Warrant Type	Issue Date	Exercise Price	Number of Warrants	Classification

Lenders and Purchasers	Closing Date Warrants	4/19/2022	$7.68	17	Equity
Lenders and Purchasers	2023 Warrants	12/5/2023	$7.68	4	Equity
Lenders and Purchasers	2024 Warrants	3/20/2024	$7.68	6	Equity
Armistice Capital Master Fund Ltd.	Accompanying Warrants	3/27/2024	$9.136	534	Derivative Liability
Armistice Capital Master Fund Ltd.	Accompanying Warrants	3/27/2024	$51.20	5	Derivative Liability
Armistice Capital Master Fund Ltd.	November 2024 Accompanying Warrants	11/25/2024	$7.68	846	Derivative Liability
Heights Capital Management	November 2024 Accompanying Warrants	11/25/2024	$7.68	27	Derivative Liability
Hudson Bay Capital Management	November 2024 Accompanying Warrants	11/25/2024	$7.68	27	Derivative Liability
IntraCoastal Capital, LLC	November 2024 Accompanying Warrants	11/25/2024	$7.68	13	Derivative Liability
Murchison Capital Partners, LP and assignees	March 2025 Accompanying Warrants	3/4/2025	$4.20	1,700	Derivative Liability
Total warrants issued				3,179

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

The fair value of the Accompanying Warrants at issuance on March 25, 2024 was determined using a Black-Scholes pricing model and the fair value of $19,347 was recorded as a derivative liability with the offset recorded as a component of stockholders’ equity in Additional-paid-in-capital in the Consolidated Balance Sheets. This fair value measurement is classified as Level 2. The valuation inputs used were a strike price of $51.20, the Company’s stock price of $44.96, volatility of 112.2%, a term of 5 years and a risk-free rate of 4.2%. On November 25, 2024, 534 of the 539 Accompanying Warrants’ strike price were amended to $9.136, as part of the consideration provided to one of the investors in the November 2024 Equity raise discussed in Note 11, Common Stock Financing Activities. The increase in fair value due to the amended strike price of $1,000 was recorded as an increase in the carrying value of the Derivative liability, with the offset recorded as a loss in Other (income) expense, net, in the Company’s Consolidated Statements of Operations for the year ended December 31, 2024. The Company remeasured the Accompanying Warrants’ fair value at December 31, 2025 of $502 and recorded a net gain of $1,818 within Other (income) expense, net in the Company’s Consolidated Statements of Operations. The valuation inputs used as of December 31, 2025 were strike prices of $9.136 and $51.20 for 534 and 5 Accompanying Warrants, respectively, the Company’s stock price of $1.60, volatility of 139.8%, term of 3.2 years and risk-free rate of 3.57%.

The fair value of the November 2024 Accompanying Warrants at issuance on November 25, 2024 was determined using a Black-Scholes pricing model and the fair value of $5,562 was recorded as a derivative liability with the offset recorded as a component of stockholders’ equity in Additional-paid-in-capital in the Consolidated Balance Sheets. This fair value measurement is classified as Level 2. The valuation inputs used were a strike price of $7.68, the Company’s stock price of $7.52, volatility of 112.5%, a term of 5 years and a risk-free rate of 4.2%. The Company remeasured the fair value at December 31, 2025 of $934 and recorded a net gain of $3,339 for the year ended December 31, 2025 within Other (income) expense, net in the Company’s Consolidated Statements of Operations. The valuation inputs used as of December 31, 2025 were a strike price of $7.68, the Company’s stock price of $1.60, volatility of 131.7%, term of 3.9 years and risk-free rate of 3.64%.

Note 16. Income Taxes

As a result of the prospective adoption of ASU 2023-09, Improvements to Income Tax Disclosures, certain tables are presented in a different format not comparable to prior year disclosures, and certain data contained within the tables may be presented differently than in prior years.

The significant components of the Company's net deferred tax assets at December 31, 2025 are shown below. In determining the realizability of the Company's net deferred tax assets, the Company considered numerous factors, including historical profitability, estimated future taxable income, and the industry in which it operates. Based on this information the Company has provided a valuation allowance for the full amount of its net deferred tax asset because the Company has determined that it is more likely than not that they will not be realized.

	December 31,	December 31,
	2025	2024
Deferred tax assets:
Federal net operating losses	$107,162	$90,853
State net operating losses	29,513	23,152
Stock options	15,002	14,601
Tax credits	19,031	17,188
Capitalized research & development	40,014	44,377
Accrued expense	102	202
Depreciation	146	103
Lease accounting - liability	17	115
Disallowed charitable contributions	1	1
Deferred Costs	683	674
Debt Amendment	2,273	1,483
Accrued legal settlement	2,590	—
Valuation allowance	(213,929)	(192,149)
Total deferred tax assets	$2,605	$600
Deferred tax liabilities:
Debt amendment	$—	(500)
Insurance settlement	(2,590)	$—
Right-of-use assets	(15)	(100)
Total deferred tax liabilities	$(2,605)	$(600)
Net deferred tax asset (liability)	$—	$—

A reconciliation between the Company’s effective tax rate and the federal statutory rate are as follows:

	2025		2024
U.S. federal statutory rate	$(14,678)	21.0%	$(12,516)	21.0%
State and local income taxes, net of federal income tax effect	—	—%	5%
Tax credits:
Research and development credits	(1,771)	2.5%	(1,870)	3.1%
Changes in valuation allowance	15,293	(21.9)%	18,122	(30.4)%
Non-taxable or non-deductible items:
Warrant mark-to-market	736	(1.1)%	(4,238)	7.1%
Other	420	(0.5)%	497	(0.8)%
Effective tax rate	$—	—%	$—	—%

At December 31, 2025 the Company had approximately $510,296 of gross federal and $530,648 of gross state net operating loss carry-forwards. If not utilized, the federal and state net operating loss carry-forwards will begin to expire in 2037. Of the total federal net operating loss, $507,650 incurred after December 31, 2017 will carryforward indefinitely. The utilization of such net operating loss carry-forwards and realization of tax benefits in future years depends predominantly upon having taxable income. The Company has approximately $17,736 of federal orphan drug credits and research and development credits which will begin to expire in 2037 if not utilized. The Company also has approximately $1,640 of state research and development credits which will begin to expire in 2040 if not utilized.

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

Entities are also required to evaluate, measure, recognize and disclose any uncertain income tax positions taken on their income tax returns. The Company has analyzed its tax positions and has concluded that as of December 31, 2025, there were no uncertain positions. The Company's U.S. federal and state NOLs have occurred since its inception in 2017 and as such, tax years subject to potential tax examination could apply from that date because the utilization of net operating losses from prior years opens the relevant year to audit by the U.S. Internal Revenue Service and/or state taxing authorities. The Company did not have any unrecognized tax benefits and has not accrued any interest or penalties for the years ended December 31, 2025 and 2024.

On July 4, 2025, H.R.1, commonly referred to as the One Big Beautiful Bill Act, was enacted in the U.S., which includes a broad range of tax reform provisions, including extending and modifying certain key Tax Cuts and Jobs Act Provisions, and provisions allowing accelerated tax deductions for qualified property and research expenditures. The legislation has multiple effective dates, with certain provisions effective in 2025 and others to be implemented through 2027. The tax impacts of this legislation do not have a material impact on the Company’s current tax provision.

Note 17. Net Loss Per Share

Basic and diluted net loss per share are as follows:

	Year ended
	December 31,
	2025	2024

Net loss (numerator)	$(69,897)	$(59,599)
Weighted average shares (denominator)	12,208	2,535
Basic and diluted net loss per share	$(5.73)	$(23.51)

Potentially dilutive securities outstanding consists of stock options, RSUs and performance units, and BTI warrants. The Company had common stock equivalents outstanding are as follows:

	As of
	December 31,
	2025	2024

Stock options	352	311
Restricted stock units	107	27
Performance stock units	—	70
BTI Warrants	3,179	1,792
Total common stock equivalents	3,638	2,200

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

On July 7, 2023, plaintiff Katelyn Martin filed a class action complaint against the Company and certain executives in the United States District Court for the District of Connecticut, captioned Martin v. BioXcel Therapeutics, et al., 3:23-cv-00915 (D. Conn). The case has since been renamed to Hills et al v. BioXcel Therapeutics, Inc. et al. On October 4, 2023, pursuant to the Private Securities Litigation Reform Act, the court appointed two co-Lead Plaintiffs. The co-Lead Plaintiffs filed an amended complaint on December 5, 2023, alleging violations of Sections 10(b) and 20A of the Securities and Exchange Act of 1934 (the “Exchange Act”) and SEC Rule 10b-5 promulgated thereunder. On July 11, 2024, the Court dismissed the amended complaint without prejudice and, on August 1, 2024, co-Lead Plaintiffs filed a second amended complaint. The second amended complaint alleges that defendants made false or misleading statements regarding the TRANQUILITY II trial and the development of BXCL501 for an expanded indication related to the treatment of certain Alzheimer’s-related agitation. The Company moved to dismiss the second amended complaint on September 6, 2024. On February 24, 2025, while the Company’s motion to dismiss remained pending, Plaintiffs moved for leave to further amend their complaint. On September 29, 2025, the Court issued an order granting Plaintiffs’ motion for leave to amend, denying Defendants’ motion to dismiss as moot, and allowing Plaintiffs to proceed on certain of their claims. The Company filed an answer to the third amended complaint on October 28, 2025. On January 23, 2026, the parties reached a tentative agreement to settle the action. In light of this agreement, on January 28, 2026, the Court entered an order vacating the scheduling order and requiring Plaintiffs to file a motion for preliminary approval of the settlement or status report by February 27, 2026. Plaintiffs filed a motion for preliminary approval on February 27, 2026, and the Court granted the motion on March 2, 2026. The hearing on the motion for final approval of the class settlement is set for September 2, 2026.

The Company evaluates developments in legal proceedings on a quarterly basis. In accordance with ASC 450, Contingencies, the Company records an accrual for loss contingencies to the extent that the Company concludes that it is probable that a liability has been incurred and the amount of the related loss can be reasonably estimated. On March 2, 2026, upon entering into a stipulation of settlement, this settlement became estimable and probable. Accordingly, the Company recorded an estimated $9,750 liability within Other current liabilities in the Company’s Consolidated Balance Sheets with a corresponding insurance recovery for the 100% portion to be paid directly by certain of the Company’s insurance carriers within Other current assets in the Company’s Consolidated Balance Sheets.

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

On May 7, 2025, Plaintiff Yaakov Portnoy filed a stockholder derivative complaint in the Court of Chancery of the State of Delaware purportedly on behalf of the Company and against Vimal Mehta, Peter Mueller, June Bray, Sandeep “Steve” Laumas, Michael P. Miller, Michal Votruba, Richard I. Steinhart, Robert Risinger, and Krishnan Nandabalan, and the Company as Nominal Defendant under the caption Yaakov Portnoy, derivatively on behalf of BioXcel Therapeutics, Inc. v. Vimal Mehta, et al, 2025-0508-BWD (Del. Ch.).  The complaint alleges similar claims to those raised in In re BioXcel Therapeutics, Inc. Derivative Litigation, 1:24-cv-00041 (D. Del.), including business torts. On January 27, 2026, the Court entered the parties’ joint stipulation staying the case until the resolution of Hills v. BioXcel et al, 3:23-cv-00915 (D. Conn.).

At this time, the Company does not believe the claims in the above-captioned stockholder derivative matters have merit, and intends to vigorously defend against them; however, the potential costs and liabilities associated with this litigation are uncertain.

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

The following table provides information about the Company’s one reportable segment and includes the reconciliation to consolidated net loss.

	Year ended
	December 31,
	2025	2024

Product revenue, net	$642	$2,266
Less:
Cost of goods sold	$164	$2,143
Research and development costs:
Personnel and related costs	$7,196	$9,796
Non-cash stock-based compensation	426	2,251
Professional fees	4,004	5,067
Clinical trials expense	15,433	9,384
Chemical, manufacturing and controls cost	1,807	1,927
Other expenses	1,385	2,010
Total research and development costs	$30,251	$30,435
Commercial costs:
Personnel and related costs	369	2,516
Non-cash stock-based compensation	—	(401)
Professional fees	188	554
Commercial and marketing	407	1,389
Travel related expenses	28	309
Other expenses	(98)	906
Total commercial costs	$894	$5,273
Selling, general and administrative costs:
Personnel and related costs	$3,547	$5,340
Non-cash stock-based compensation	2,341	4,306
Professional fees	10,120	15,583
Travel related expenses	489	446
Other expenses	3,103	3,544
Total selling, general and administrative costs	$19,600	$29,219
Restructuring costs	194	2,441
Total operating expenses	$51,103	$69,511
Other (income) expense
Interest expense	16,984	15,129
Interest income	(1,066)	(2,602)
Other (income) expense, net	3,518	(20,173)
Segment net loss	$(69,897)	$(59,599)
Adjustments and reconciling items	—	—
Consolidated Net Loss	$(69,897)	$(59,599)

Note 20. Subsequent Events

As discussed in Note 11, Common Stock Financing Activities, the Company filed a prospectus supplement with the Securities and Exchange Commission for the offer and sale of up to $80,000 shares of common stock pursuant to the Equity Distribution Agreement with Canaccord. After December 31, 2025 but before financial statement issuance, the Company sold 245 shares under the Equity Distribution Agreement for gross proceeds of $498 and received proceeds of $488, net of issuance costs of $10.

On February 17, 2026, the Company agreed to amend its lease agreement for its HQ lease. The amendment extends the lease on a month-to-month basis with a continued monthly base rent payment of $33.

On March 2, 2026, the Company entered into a stipulation of settlement for the class action complaint filed on July 7, 2023. Refer to Note 18, Commitments and Contingencies, for additional information.

On March 10, 2026, the Company entered into a securities purchase agreement (the “March 2026 Offering”) with a purchaser. Pursuant to the March 2026 Offering, the Company agreed to issue and sell to the purchaser and the purchaser agreed to buy in a registered direct offering (i) an aggregate of 2,480 shares (the “Shares”) of common stock, par value $0.001 per share and accompanying warrants to purchase up to 2,480 shares of Common Stock at a combined offering price of $1.739 per Share and accompanying warrant, and (ii) Pre-Funded warrants to purchase up to 2,020 shares of Common Stock and accompanying warrants to purchase up to 2,020 shares of Common Stock, at a combined offering price of $1.738 per share underlying the Pre-Funded Warrants and accompanying warrant, which equals the offering price per Share and accompanying warrant less the $0.001 exercise price per share of the Pre-Funded Warrants, pursuant to an effective registration statement on Form S-3 (File No. 333-275261), including the base prospectus included therein, and a prospectus supplement filed with the Securities and Exchange Commission on March 10, 2026. The accompanying warrants have an exercise price of $1.614 per share, are immediately exercisable upon issuance, and will expire on the five-year anniversary of the date of issuance.

The March 2026 Offering closed on March 11, 2026. The Company received aggregate gross proceeds of approximately $7,825, before deducting placement agent fees and estimated offering expenses payable by the Company.

On March 12, 2026, 2,020 Pre-Funded Warrants were exercised by the purchaser for net proceeds of $2.

Rodman & Renshaw LLC (the “Placement Agent”) acted as the Company’s exclusive placement agent in connection with the March 2026 Offering. As compensation in connection with the March 2026 Offering, the Company agreed to pay the Placement Agent a cash fee equal to 6.0% of the gross proceeds from the March 2026 Offering, and issue to the Placement Agent or its designees warrants to purchase a number of shares of Common Stock equal to 4.0% of the aggregate number of shares placed in the Registered Direct Offering (180,031 shares), at an exercise price equal to 125% of the offering price per share (or $2.0175 per share), with a term of five years from the commencement of the Registered Direct Offering (the “Placement Agent Warrants”). The Company also agreed to reimburse the Placement Agent for certain expenses in an amount of up to $75 and to pay up to $16 for clearing and closing expenses.

In connection with the March 2026 Offering, pursuant to the terms of a Warrant Amendment Agreement, dated as of March 10, 2026 (the “Warrant Amendment Agreement”), the exercise price of certain outstanding warrants issued on March 27, 2024 and November 25, 2024 to purchase up to an aggregate of 1,385 shares of Common Stock held by the purchaser was reduced to $1.614 per share, equal to the exercise price of the Accompanying Warrants issued in the Offering, and the term of such warrants was extended to five years following the closing date of the Offering. The investor paid approximately $173 in exchange for the reduction in exercise price and the extension of the term of these warrants. We paid the Placement Agent a cash fee of 6.0% of the gross proceeds paid for the warrant amendment.

On March 27, 2026, the Company entered into the Ninth Amendment to Credit Agreement and Guaranty (the “Ninth Amendment”), by and among the Company, as the borrower, the Lenders and OFA as administrative agent, which included among other things, (i) a waiver of the “going concern” qualification for our audited annual financial statements for the year ended December 31, 2025 and (ii) a reduction in the Credit Agreement’s minimum liquidity covenant of $2,500 (from $15,000 to $12,500).

In connection with the Ninth Amendment the Company agreed to (i) make a one-time prepayment of the principal amount of $2,500, together with accrued and unpaid interest thereon, by March 31, 2026, (ii) on or prior to April 15, 2026, at the Company’s option either (A) pay the Lenders an amendment fee of $2,032 or (B) grant warrants to the Lenders to purchase up to 1,353,729 shares of common stock of the Company, at an exercise price of $0.01 per share and (iii) following receipt of aggregated gross proceeds following the effective date of the Ninth Amendment from (a) the issuance of the Company’s common stock, warrants and/or pre-funded warrants, (b) non-refundable cash consideration from partnering transactions, (c) the issuance of the Company’s subordinated debt and/or (d) sales by the Company of its assets, in each case ((a) through (d)), in transactions permitted under the Credit Agreement (“Capital Raise Activities”), make a prepayment of the loans under the Credit Agreement in an aggregate principal amount equal to 50% of such gross cash proceeds, together with accrued interest thereon and any fees or premia (including prepayment premium) payable in connection therewith; provided, that the foregoing requirement will not apply (A) with respect to the first $2,500 in the aggregate of proceeds raised from Capital Raise Activities (as defined in the Credit Agreement) and (B) once the aggregate principal amount of the Loans prepaid pursuant to one or more Capital Raise Prepayments equals $2,500.