Form 10-Q
period 2026-03-31
BioXcel Therapeutics, Inc.
filed 2026-05-15
CIK 1720893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding at May 14, 2026 was 30,877,605.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “anticipate,” “believe,” “can,” “continue,” “could,” “designed,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements use these words or expressions. All statements contained in this Quarterly Report, other than statements of historical fact, are forward-looking statements, including, without limitation, statements regarding:

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

These forward-looking statements are based on management’s current expectations. These statements are neither promises nor guarantees, but involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, those listed under “Summary Risk Factors,” Part II, Item 1A. “Risk Factors,” and Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report. These and other important factors discussed under the caption “Risk Factors” in our other filings with the Securities and Exchange Commission (“SEC”) could cause actual results to differ materially from those indicated by the forward-looking statements made in this filing. Given these uncertainties, you should not rely on these forward-looking statements as predictions of future events. While we may elect to update forward-looking statements at some point in the future, we disclaim any obligation to do so, even if subsequent events cause our views to change.

As used in this Quarterly Report, unless otherwise specified or the context otherwise requires, the terms “we,” “our,” “us,” the “Company” or “BTI” refer to BioXcel Therapeutics, Inc. and “BioXcel LLC” refers to the Company’s former parent company, BioXcel LLC and its predecessor, BioXcel Corporation. All brand names or trademarks appearing in this Quarterly Report are the property of their respective owners, including IGALMI®, which is a trademark of BioXcel Therapeutics, Inc.

We may use our website as a distribution channel for material information about the Company. Financial and other important information regarding the Company is routinely posted on and accessible through the Investors & Media section of its website at www.bioxceltherapeutics.com. In addition, you may automatically receive email alerts and other information about the Company when you enroll your email address by visiting the “Email Alerts” option under the News / Events menu of the Investors & Media section of our website at www.bioxceltherapeutics.com. The information contained in, or accessible through, our website does not constitute part of this quarterly report and the inclusion of our website address in this quarterly report is an inactive textual reference only.

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

●	We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.
●	We have a limited operating history and have not generated substantial product revenues to date, which may make it difficult to evaluate the success of our business to date and to assess our future viability.
●	We have incurred significant operating losses since inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future and may never achieve or maintain profitability.
●	We will need substantial additional funding, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts or otherwise seek strategic alternatives.
●	If we do not maintain compliance with the listing standards of the Nasdaq Capital Market, Nasdaq may delist our common stock from trading on its exchange, which could limit investors' ability to make transactions in our securities and subject us to additional trading restrictions.
●	We have significant indebtedness and other contractual obligations that could impair our liquidity, restrict our ability to do business and thereby harm our business, results of operations and financial condition. We may not have sufficient cash flow from operations to satisfy our obligations under the Credit Agreement.
●	Our strategic clinical reprioritization and other workforce reductions in force may not achieve our intended outcome.
●	We have limited experience in drug discovery and drug development.
●	Developments relating to our TRANQUILITY II Phase 3 trial may impact the timing of our development plans for, and prospects for seeking or obtaining regulatory approval of, BXCL501 for the acute treatment of agitation (non-daily) associated with dementia in patients with probable Alzheimer’s disease and may also subject us to additional risks and uncertainties, including regulatory, stockholder or other actions, loss of investor confidence and negative impacts on the trading price of our common stock.
●	In the near term, we are dependent on the success of IGALMI®, and our lead product candidate, BXCL501. If we are unable to complete the clinical development of or obtain marketing approval for our product candidates or successfully commercialize IGALMI® or our lead product candidate, either alone or with a collaborator, or if we experience significant delays in doing so, our business could be substantially harmed.
●	Interim “top-line” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

●	The regulatory approval processes of the United States (“U.S.”) Food and Drug Administration (“FDA”), and comparable foreign authorities are lengthy, time consuming, expensive and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.
●	Clinical trials are expensive, difficult to design, difficult to conduct and involve an uncertain outcome.
●	We depend on enrollment of patients in our clinical trials to continue development of our product candidates. If we are unable to enroll patients in our clinical trials, our research and development efforts could be adversely affected.
●	Our estimated number of episodes of agitation and our corresponding estimated total addressable market are subject to inherent challenges and uncertainties. If we have overestimated the number of episodes or the size of our total addressable market for our current and potential future products or product candidates, or if any approval that we obtain is based on a narrower definition of the patient population, our revenue and ability to achieve profitability may be harmed.
●	The discovery and development of product candidates based on EvolverAI, BioXcel LLC’s proprietary pharmaceutical discovery and development engine, as well as and our own AI platform is novel and unproven, and we do not know whether we will be able to develop any products of commercial value.
●	Regulators may limit our ability to develop or implement our proprietary AI algorithms and/or may eliminate or restrict the confidentiality of our proprietary technology, which could have an adverse effect on our business, results of operations, and financial condition.
●	Although the FDA has approved IGALMI® for the acute treatment of agitation associated with schizophrenia or bipolar I or II disorder, we will still face extensive and ongoing regulatory requirements and obligations for IGALMI® and for any product candidates for which we obtain approval.
●	Although we obtained FDA approval for IGALMI®, our products and product candidates may not be accepted by physicians or the medical community in general, and there may be insufficient insurance coverage and reimbursement.
●	If we are found in violation of federal, state or foreign health care “fraud and abuse” laws, we may be required to pay significant fines and penalties, which may adversely affect our business, financial condition and results of operations.
●	We continue to depend on BioXcel LLC to provide us with certain services for our business.
●	We are substantially dependent on third parties for the manufacture of our clinical supplies of our product candidates, and our commercial supplies of IGALMI®, and we intend to rely on third parties to produce commercial supplies of any other approved product candidate.
●	We rely on third parties to conduct our preclinical and clinical trials. If these third parties do not successfully perform their contractual legal and regulatory duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.
●	Data breaches or cyber-attacks could disrupt our business operations, information technology systems, and financial results, or result in the loss or exposure of confidential or sensitive Company information.
●	We are and may in the future be subject to legal proceedings, claims and investigations in or outside the ordinary course of business. Such proceedings, claims and investigations could be costly and time-consuming to defend and could result in unfavorable outcomes, which may have a material adverse effect on our business, operating results and financial condition, and negatively affect the price of our common stock.

●	Unfavorable global political or economic events and conditions could adversely affect our business, financial condition or results of operations.
●	We face risks associated with the increased scrutiny relating to environmental, social and governance matters.
●	It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIOXCEL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share amounts)

	March 31,	December 31,
	2026	2025
ASSETS
Current assets
Cash and cash equivalents	$17,180	$28,415
Restricted cash	—	342
Accounts receivable, net	216	233
Inventory	500	722
Prepaid expenses	3,945	4,028
Other current assets	12,067	10,945
Total current assets	33,908	44,685
Property and equipment, net	117	175
Operating lease right-of-use assets	—	56
Total assets	$34,025	$44,916

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
Accounts payable	$16,247	$14,701
Accrued expenses	6,388	4,341
Current portion of long-term debt	22,431	24,931
Due to related parties	178	138
Other current liabilities	9,750	9,815
Total current liabilities	54,994	53,926
Derivative liabilities	6,716	1,790
Long-term debt	77,858	84,663
Total liabilities	139,568	140,379

Commitments and contingencies (Note 16)
Stockholders' (deficit) equity
Preferred stock, $0.001 par value, 10,000 shares authorized; no shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value, 200,000 shares authorized as of March 31, 2026 and December 31, 2025; 27,075 and 22,328 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	27	76
Additional paid-in-capital	627,215	624,555
Accumulated deficit	(732,785)	(720,094)
Total stockholders' (deficit) equity	(105,543)	(95,463)
Total liabilities and stockholders' (deficit) equity	$34,025	$44,916

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOXCEL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2026	2025

Revenues
Product revenue, net	$206	$168

Operating expenses
Cost of goods sold	283	14
Research and development	2,955	4,554
Selling, general and administrative	7,191	5,699
Total operating expenses	10,429	10,267
Loss from operations	(10,223)	(10,099)
Other (income) expense
Interest expense	4,198	3,993
Interest income	(211)	(279)
Other (income) expense, net	(1,519)	(6,559)
Net loss	$(12,691)	$(7,254)
Basic and diluted net loss per share attributable to common stockholders	$(0.54)	$(1.50)
Weighted average shares outstanding - basic and diluted	23,571	4,834

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOXCEL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(amounts in thousands)

(unaudited)

			Additional
	Common stock		paid-in-	Accumulated
	Shares	Amount	capital	deficit	Total
Balance as of December 31, 2024	3,102	$49	$557,047	$(650,197)	$(93,101)
Issuance of common shares, net of offering costs	2,358	10	471	—	481
Stock-based compensation	—	—	180	—	180
Issuance of pre-funded stock purchase warrants	—	—	9,523	—	9,523
Vesting of restricted stock units, net of employee tax obligations	8	—	(1)	—	(1)
Net loss	—	—	—	(7,254)	(7,254)
Balance as of March 31, 2025	5,468	$59	$567,220	$(657,451)	$(90,172)

			Additional
	Common stock		paid-in-	Accumulated
	Shares	Amount	capital	deficit	Total
Balance as of December 31, 2025	22,328	$76	$624,555	$(720,094)	$(95,463)
Issuance of common shares, net of offering costs	4,746	(49)	1,518	—	1,469
Stock-based compensation	—	—	532	—	532
Issuance of pre-funded stock purchase warrants	—	—	610	—	610
Vesting of restricted stock units, net of employee tax obligations	1	—	—	—	—
Net loss	—	—	—	(12,691)	(12,691)
Balance as of March 31, 2026	27,075	$27	$627,215	$(732,785)	$(105,543)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOXCEL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three months ended March 31,
	2026	2025
OPERATING CASH FLOW ACTIVITIES:
Net loss	$(12,691)	$(7,254)
Reconciliation of net loss to net cash used in operating activities
Depreciation	58	76
Accretion of debt discount and amortization of financing costs	502	350
Change in fair value of derivative liabilities	(1,519)	(6,559)
Stock-based compensation expense	435	180
Payable-in-kind interest on Credit Agreement	—	2,668
Operating lease right-of-use assets	56	79
Changes in operating assets and liabilities
Accounts receivable	17	131
Inventory	222	37
Prepaid expenses and other current assets	(1,039)	608
Accounts payable, accrued expenses, due to related parties, and other current liabilities	2,215	(2,269)
Operating lease liabilities	(65)	(90)
Net cash used in operating activities	(11,809)	(12,043)

INVESTING CASH FLOW ACTIVITIES:
Purchases of equipment and leasehold improvements	—	—
Net cash from investing activities	—	—

FINANCING CASH FLOW ACTIVITIES:
Proceeds from issuance of common stock and warrants	8,498	14,006
Payment of principal of Long-term debt	(8,108)	—
Offering costs for common stock and warrants issuance	(158)	(803)
Payment of employee tax obligations related to vesting restricted stock units	—	(1)
Net cash provided by financing activities	232	13,202

Net increase (decrease) in cash, cash equivalents and restricted cash	(11,577)	1,159
Cash, cash equivalents and restricted cash, beginning of the period	28,757	29,854
Cash and cash equivalents, end of the period	$17,180	$31,013

Supplemental cash flow information:
Issuance of stock purchase warrants	$6,172	$—
Repricing of stock purchase warrants	$506	$—
Interest paid	$3,645	$—

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

As used in these condensed consolidated financial statements, unless otherwise specified or the context otherwise requires, the terms “BioXcel LLC” refers to the Company’s former parent company, BioXcel LLC and, its predecessor, BioXcel Corporation. “OnkosXcel” refers to BTI’s wholly owned subsidiary for its advanced immuno-oncology assets, OnkosXcel Therapeutics, LLC.

On April 6, 2022, BTI announced that the FDA approved IGALMI® (dexmedetomidine or “Dex”) sublingual film for the acute treatment of agitation associated with schizophrenia or bipolar I or II disorder in adults. IGALMI® is approved to be self-administrated by patients under the supervision of a health care provider. On July 6, 2022, BTI announced that IGALMI®, was commercially available in doses of 120 and 180 micrograms.

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

Note 2. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements do not include all the information and notes required by Generally Accepted Accounting Principles (“GAAP”) in the U.S. The accompanying year-end balance sheet was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2026, the results of its operations for the three months ended March 31, 2026 and 2025 and its cash flows for the three months ended March 31, 2026 and 2025. The results for the three months ended March 31, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026, any other interim periods or any future year or period. The accompanying unaudited interim condensed consolidated financial statements of the Company should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on March 27, 2026.

The accompanying condensed consolidated financial statements include the accounts for the Company and all entities where BTI has a controlling financial interest after elimination of all intercompany accounts and transactions and have been prepared in conformity with U.S. GAAP.

As of March 31, 2026, the Company had cash, cash equivalents and restricted cash of $17,180 and an accumulated deficit of $732,785. The Company has incurred substantial net losses and negative cash flows from operating activities in nearly every fiscal period since inception and expects this trend to continue for the foreseeable future. The Company recognized net losses of $12,691 and $7,254 for the three months ended March 31, 2026 and 2025, respectively, and had net cash used in operating activities of $11,809 and $12,043 for the three months ended March 31, 2026 and 2025, respectively.

Under ASC Topic 205-40, Presentation of Financial Statements - Going Concern, management is required at each reporting period to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.

The Company’s history of significant losses, its negative cash flows from operations, its current debt obligations, potential near-term increased covenant-driven amortization payments under its Credit Agreement (as defined in Note 9, Debt and Credit Facilities), its limited liquidity resources currently on hand, and its dependence on its ability to obtain additional financing to fund its operations after the current resources are exhausted, about which there can be no certainty, have resulted in management’s assessment that there is substantial doubt about the Company’s ability to continue as a going concern for a period of at least 12 months from the issuance date of the financial statements included in this Quarterly Report.

This going concern evaluation takes into consideration the potential mitigating effect of management’s Clinical Reprioritization (as defined in Note 4, Restructuring). When substantial doubt exists, management evaluates whether the mitigating effect of its plans sufficiently alleviates the substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (i) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued and (ii) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Generally, to be considered probable of being effectively implemented, the plans need to be approved by the Company’s Board of Directors. Although the Company has developed and implemented certain plans, they will not mitigate the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.

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

Successful completion of the Company’s development programs and, ultimately, the attainment of profitable operations are dependent upon future events, including obtaining adequate financing to support the Company’s cost structure and operating plan. Management’s plans to improve the Company’s liquidity and reduce its operating expenses and capital requirements include, among other actions, pursuing one or more of the following steps to raise additional capital, none of which can be guaranteed or are entirely within the Company’s control:

●	raise funding through the sale of the Company’s equity securities;
●	raise funding through third-party investments or other strategic options for OnkosXcel
●	raise funding through debt financing and/or restructuring of its existing Credit Agreement;

●	establish collaborations with potential partners to advance the Company’s product pipeline;
●	establish collaborations with potential marketing partners;
●	reduce overhead and headcount to focus on core priorities; and/or
●	any combination of the foregoing.

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

Significant Accounting Policies

There have been no material changes to the significant accounting policies previously disclosed in Note 3 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Recent Accounting Pronouncements

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

Note 4. Restructuring

During both 2023 and 2024 the Company took multiple steps to reduce its headcount to curtail expenses and focus on its clinical development efforts, collectively referred to as its Clinical Reprioritization.

As an on-going part of the Clinical Reprioritization, on April 8, 2025, the Board unanimously approved (i) the payment of a retention bonus to all non-executive employees in the total aggregate amount of $1,522, to be paid in two equal installments and (ii) the issuance of 66 RSUs which fully vest on the one-year anniversary of the grant date. The first installment of the retention bonus was paid on April 30, 2025 and the second installment was paid on September 30, 2025. Each such installment payment was subject to the applicable employee’s continued employment through December 31, 2025.

On September 16, 2025, the Company dissolved its operations in the Czech Republic and paid $194 in closure related expenses during the third quarter of 2025.

Note 5. Inventory

Inventory consists of the following:

	March 31,	December 31,
	2026	2025

Raw materials	$408	$317
Work-in-process	-	368
Finished goods	92	37
Total inventory	$500	$722

The Company recorded inventory write-downs totaling $265 and $0 for the three months ended March 31, 2026 and 2025, respectively.

Note 6. Property and Equipment, Net

Property and equipment, net consists of the following:

	March 31,	December 31,
	2026	2025

Computers and equipment	$202	$202
Furniture	575	575
Leasehold improvements	1,200	1,200
Total property and equipment	$1,977	$1,977
Accumulated depreciation	(1,860)	(1,802)
Total property and equipment, net	$117	$175

Depreciation expense was $58 and $76 for the three months ended March 31, 2026 and 2025, respectively.

Note 7. Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2026	December 31, 2025

Accrued research and development expenses	$2,081	$2,546
Accrued compensation and benefits	11	34
Accrued professional fees	1,903	1,107
Accrued taxes	46	32
Other accrued expenses	2,347	622
Total accrued expenses	$6,388	$4,341

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

Service charges recorded under the Services Agreement for the three months ended March 31, 2026 and 2025, respectively were as follows:

	Three months ended March 31,
	2026	2025

Research and development	$105	$149
Selling, general and administrative	—	68
Total	$105	$217

As of March 31, 2026, there were no outstanding service charges related to the Services Agreement included in Due to related parties in the Company’s Condensed Consolidated Balance Sheets.

Note 9. Debt and Credit Facilities

Debt, net of unamortized discounts and financing costs, consists of the following:

	March 31, 2026	December 31, 2025

Credit Agreement and Guaranty	$94,211	$102,319
Payable-in-kind ("PIK") interest	9,837	9,837
Total debt liability	$104,048	$112,156
Unamortized debt premiums, discounts and issuance costs	(3,759)	(2,562)
Total debt	$100,289	$109,594
Less current portion of debt	(22,431)	(24,931)
Long-term debt	$77,858	$84,663

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

Second Amendment to Credit Agreement and Guaranty and Termination of the RIFA

On December 5, 2023 (the “Second Amendment Effective Date”), the Company entered into the Second Amendment to Credit Agreement and Guaranty and Termination of Revenue Interest Financing Agreement (the “Second Amendment”), which further amended the Credit Agreement. On the Second Amendment Effective Date, the Credit Agreement was amended to provide up to $202,319 in senior secured term loans, including the initial Tranche A of $70,000, which was funded on April 28, 2022, and related capitalized interest on Tranche A through the Second Amendment Effective Date in the amount of $72,319. In addition, the $30,000 in financing previously provided to the Company under the RIFA on July 8, 2022 was converted to a term loan under the Credit Agreement (the “Tranche A-2 Term Loan”). The RIFA and all commitments for potential future funding thereunder were terminated. In addition, pursuant to the Second Amendment, the Lenders agreed to permit the Company to invest up to a maximum of $30,865 at any time outstanding in OnkosXcel, increased from $30,000. In connection with the Second Amendment, the Company agreed to pay to the Lenders an exit fee equal to 0.25% of the loans under the Credit Agreement repaid upon maturity or prepayment of the loans (which exit fee is in addition to, and not in lieu of, the exit fee provided for by the First Amendment). The blended effective interest rate on the Tranches A-1 and A-2 as of March 31, 2026 was approximately 17.3%.

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

As of March 31, 2026, the Company was in compliance with all restrictive and financial covenants under the Credit Agreement.

Ninth Amendment to Credit Agreement

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

In connection with the Ninth Amendment the Company (i) made a one-time prepayment of the principal amount of $2,500, together with accrued and unpaid interest thereon on March 31, 2026, (ii) agreed that on or prior to April 15, 2026, at the Company’s option either (A) pay the Lenders an amendment fee of $2,032 or (B) grant warrants to the Lenders to purchase up to 1,354 shares of common stock of the Company, at an exercise price of $0.01 per share and (iii) following receipt of aggregated gross proceeds following the effective date of the Ninth Amendment from (a) the issuance of the Company’s common stock, warrants and/or pre-funded warrants, (b) non-refundable cash consideration from partnering transactions, (c) the issuance of the Company’s subordinated debt and/or (d) sales by the Company of its assets, in each case ((a) through (d)), in transactions permitted under the Credit Agreement (“Capital Raise Activities”), make a prepayment of the loans under the Credit Agreement in an aggregate principal amount equal to 50% of such gross cash proceeds, together with accrued interest thereon and any fees or premia (including prepayment premium) payable in connection therewith; provided, that the foregoing requirement will not apply (A) with respect to the first $2,500 in the aggregate of proceeds raised from Capital Raise Activities (as defined in the Credit Agreement) and (B) once the aggregate principal amount of the Loans prepaid pursuant to one or more Capital Raise Prepayments equals $2,500.

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

Maturities of debt are expected to be as follows:

March 31, 2026

2026	$16,823
2027	$87,225
Thereafter	$—

Interest expense was as follows:

	Three months ended
	March 31,
	2026	2025

Interest expense	$3,696	$3,643
Accretion of debt discount and amortization of financing costs	502	350
Total interest expense	$4,198	$3,993

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

With respect to the Purchase Agreement discussed in Note 11, Common Stock Financing Activities, BTI determined that the Accompanying Warrants fail the equity classification criteria and are therefore classified as liabilities in accordance with ASC 480, Distinguishing Liabilities from Equity ("ASC 480") and ASC 815, Derivatives and Hedging (“ASC 815”). The Accompanying Warrants failed to meet the requirements to be indexed to equity and equity classified, and meet the definition of a derivative instrument. Therefore, these instruments are recorded as Derivative liabilities in the Condensed Consolidated Balance Sheet as of March 31, 2026. The respective derivative liabilities were recorded at fair value on the date of issuance and are revalued on each balance sheet date until such instruments are settled or expire, with changes in the fair value between reporting periods recorded within Other (income) expense, net in the Company’s Condensed Consolidated Statements of Operations. We value the Accompanying Warrants using the Black-Scholes option pricing model as discussed in Note 14, Fair value measurements.

On November 21, 2024, the exercise price of 534 of the total 539 Accompanying Warrants was reduced from $51.20 to $9.136 per share. On March 10, 2026, in connection with the March 2026 Offering discussed in Note 11, Common Stock Financing Activities, the exercise price of 534 of the Accompanying Warrants was further reduced from $9.136 to $1.614 per share, the exercise price of the remaining 5 Accompanying Warrants was reduced from $51.20 to $1.614 per share and the term of all 539 Accompanying Warrants was extended to five years following the closing date of the March 2026 Offering. As a result of the repricing, the Company recorded the increase in fair value of $224 as an increase to the carrying value of Derivative liabilities, and as a reduction to Additional paid-in-capital in the Company’s Condensed Consolidated Balance Sheets. For the three months ended March 31, 2026, the Company recorded a net gain of $130, in Other (income) expense, net, in the Company’s Condensed Consolidated Statements of Operations. As of March 31, 2026, the fair value of the Accompanying Warrants was $596.

On November 25, 2024, with respect to the Underwriter Agreement discussed in Note 11, Common Stock Financing Activities, the Company issued additional warrants (the “November 2024 Accompanying Warrants”). The November 2024 Accompanying Warrants failed to meet the requirements to be indexed to equity and equity classified, and meet the definition of a derivative instrument. Therefore, these instruments are recorded as Derivative liabilities in the Consolidated Balance Sheet as of March 31, 2026. The respective derivative liabilities were recorded at fair value on the date of issuance and are revalued on each balance sheet date until such instruments are settled or expire, with changes in the fair value between reporting periods recorded within Other (income) expense, net in the Company’s Condensed Consolidated Statements of Operations.

On March 10, 2026, in connection with the March 2026 Offering discussed in Note 11, Common Stock Financing Activities, the exercise price of 846 of the total 913 November 2024 Accompanying Warrants was reduced from $7.68 to $1.614 per share and the term was extended to five years following the closing date of the March 2026 Offering. As a result of the repricing, the Company recorded the increase in fair value of $282 as an increase to the carrying value of Derivative liabilities, and as a reduction to Additional paid-in-capital in the Company’s Condensed Consolidated Balance Sheets. For the three months ended March 31, 2026, the Company recorded a net gain of $226, in Other (income) expense, net, in the Company’s Condensed Consolidated Statements of Operations. As of March 31, 2026, the fair value of the November 2024 Accompanying Warrants was $990.

On March 3, 2025, with respect to the March 2025 Offering discussed in Note 11, Common Stock Financing Activities, the Company issued additional warrants (the “March 2025 Accompanying Warrants”). The March 2025 Accompanying Warrants failed to meet the requirements to be indexed to equity and equity classified, and meet the definition of a derivative instrument. Therefore, these instruments are recorded as Derivative liabilities in the Condensed Consolidated Balance Sheet as of March 31, 2026. The respective derivative liabilities were recorded at fair value on the date of issuance and are revalued on each balance sheet date until such instruments are settled or expire, with changes in the fair value between reporting periods recorded within Other (income) expense, net in the Company’s Condensed Consolidated Statements of Operations. In August 2025, 2,300 of the March 2025 Accompanying Warrants were exercised. In connection with the exercise, the Company remeasured the fair value of the warrant liability, resulting in a recognized net loss of $9,920 recorded in Other (income) expense, net in the Company’s Condensed Consolidated Statements of Operations. As of March 31, 2026, the fair value of the remaining 1,700 March 2025 Accompanying Warrants was $151. For the three months ended March 31, 2026, the Company recorded a net gain of $203, for the remaining warrants in Other (income) expense, net, in the Company’s Condensed Consolidated Statements of Operations.

In connection with the March 2025 Offering discussed in Note 11, Common Stock Financing Activities, the Company also issued option warrants (the “Option Warrants”). The Option Warrants failed to meet the requirements to be indexed to equity and equity classified, and meet the definition of a derivative instrument. Therefore, these instruments are initially recorded as Derivative liabilities. The respective derivative liabilities were recorded at fair value on the date of issuance in the amount of $369. The Option Warrants expired on March 18, 2025 without being exercised, and the Company recorded a termination gain of $369 in Other (income) expense, net, in the Company’s Condensed Consolidated Statements of Operations. As of March 31, 2026, the fair value of the Option Warrants was $0.

On March 10, 2026, with respect to the March 2026 Offering discussed in Note 11, Common Stock Financing Activities, the Company issued additional warrants (the “March 2026 Accompanying Warrants”). The March 2026 Accompanying Warrants failed to meet the requirements to be indexed to equity and equity classified, and met the definition of a derivative instrument. Therefore, these instruments are recorded as Derivative liabilities in the Condensed Consolidated Balance Sheet as of March 31, 2026. The respective derivative liabilities were recorded at fair value on the date of issuance in the amount of $5,940 and are revalued on each balance sheet date until such instruments are settled or expire, with changes in the fair value between reporting periods recorded within Other (income) expense, net in the Company’s Condensed Consolidated Statements of Operations. As of March 31, 2026, the fair value of the March 2026 Accompanying Warrants was $4,980. For the three months ended March 31, 2026, the Company recorded a net gain of $960 in Other (income) expense, net, in the Company’s Condensed Consolidated Statements of Operations.

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

The Accompanying Warrants have an exercise price per share of common stock equal to $51.20 per share. The exercise price and the number of shares of common stock issuable upon exercise of the Accompanying Warrants are subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. The Accompanying Warrants will be exercisable at any time after the date of issuance and will expire on the fifth anniversary of the date of issuance. The Accompanying Warrants do not meet certain scope exceptions under U.S. GAAP, primarily because they did not meet the requirements to be indexed to equity and equity classified, and the instruments meet the definition of a derivative instrument. Therefore, these instruments are recorded as Derivative liabilities in the Condensed Consolidated Balance Sheet as of March 31, 2026. There were no warrant exercises during the three months ended March 31, 2026.

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

The Pre-Funded Warrants have an exercise price per share of common stock equal to $0.016 per share. The exercise price and the number of shares of common stock issuable upon exercise of the Pre-Funded Warrants are subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. The Pre-Funded Warrants are exercisable at any time after the date of issuance. The Pre-Funded Warrants meet the equity classification criteria and are therefore classified as equity. For the year ended December 31, 2024, 80 Pre-Funded Warrants were exercised and the same number of shares of common stock were issued. The remaining 483 Pre-Funded Warrants were exercised and the same number of common stock were issued during the three months ended March 31, 2025 in exchange for $8 of proceeds received.

The November 2024 Accompanying Warrants originally had an exercise price per share of common stock equal to $7.68 per share. The exercise price and the number of shares of common stock issuable upon exercise of the November 2024 Accompanying Warrants are subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. The November 2024 Accompanying Warrants are exercisable at any time after the date of issuance and will expire on the fifth anniversary of the date of issuance. The November 2024 Accompanying Warrants do not meet certain scope exceptions under U.S. GAAP, primarily because they did not meet the requirements to be indexed to equity and equity classified, and the instruments meet the definition of a derivative instrument. Therefore, these instruments are recorded as Derivative liabilities in the Condensed Consolidated Balance Sheet as of March 31, 2026. There were no warrant exercises during the three months ended March 31, 2026.

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

The Pre-Funded Warrants have an exercise price per share of common stock equal to $0.001 per share. The exercise price and the number of shares of common stock issuable upon exercise of the Pre-Funded Warrants are subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. The Pre-Funded Warrants are exercisable at any time after the date of issuance. The Pre-Funded Warrants meet the equity classification criteria and are therefore classified as equity. For the three months ended March 31, 2025, 1,688 Pre-Funded Warrants were exercised and the same number of common stock were issued in exchange for $2 of proceeds received. The remaining 2,124 Pre-Funded Warrants were exercised and the same number of common stock were issued during the second and third quarter of 2025.

The March 2025 Accompanying Warrants have an exercise price per share of common stock equal to $4.20 per share. The exercise price and the number of shares of common stock issuable upon exercise of the March 2025 Accompanying Warrants are subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. The March 2025 Accompanying Warrants will be exercisable at any time after the date of issuance and will expire on the fifth anniversary of the date of issuance. The March 2025 Accompanying Warrants do not meet certain scope exceptions under U.S. GAAP, primarily because they did not meet the requirements to be indexed to equity and equity classified, and the instruments meet the definition of a derivative instrument. Therefore, these instruments are recorded as Derivative liabilities in the Condensed Consolidated Balance Sheet as of March 31, 2026. During the third quarter of 2025, 2,300 March 2025 Accompanying Warrants were exercised and the same number of common stock were issued in exchange for $9,660 of proceeds received. There were no warrant exercises during the three months ended March 31, 2026.

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

On August 18, 2025, the Company filed a prospectus supplement with the Securities and Exchange Commission for the offer and sale of up to $80,000 shares of common stock pursuant to the Equity Distribution Agreement. For the three months ended March 31, 2026, the Company sold 245 shares for gross proceeds of $498 and received proceeds of $488, net of issuance costs of $10.

March 2026 Offering

On March 10, 2026, the Company entered into a securities purchase agreement (the “March 2026 Offering”) with a purchaser. Pursuant to the March 2026 Offering, the Company agreed to issue and sell to the purchaser and the purchaser agreed to buy in a registered direct offering (i) an aggregate of 2,480 shares (the “Shares”) of Common Stock, at an offering price of $1.739 per share, (ii) Pre-Funded warrants to purchase up to 2,020 shares of Common Stock, at an offering price of $1.738 per share underlying the Pre-Funded Warrants, which equals the offering price per Share and accompanying warrant less the $0.001 exercise price per share of the Pre-Funded Warrants, and (iii) an aggregate of 4,500 accompanying warrants (the “March 2026 Accompanying Warrants”) to purchase up to 4,500 shares of Common Stock at an offering price of $1.614 per accompanying warrant. pursuant to an effective registration statement on Form S-3 (File No. 333-275261), including the base prospectus included therein, and a prospectus supplement filed with the Securities and Exchange Commission on March 10, 2026. The March 2026 Offering closed on March 11, 2026. The Company received net proceeds from the offering of approximately $6,879, after deducting underwriting discounts and commissions and offering expenses of $946.

The Pre-Funded Warrants have an exercise price per share of common stock equal to $0.001 per share. The exercise price and the number of shares of common stock issuable upon exercise of the Pre-Funded Warrants are subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. The Pre-Funded Warrants are exercisable at any time after the date of issuance. The Pre-Funded Warrants meet the equity classification criteria and are therefore classified as equity. For the three months ended March 31, 2026, all 2,020 Pre-Funded Warrants were exercised and the same number of common stock were issued in exchange for $2 of proceeds received.

The March 2026 Accompanying Warrants have an exercise price per share of common stock equal to $1.614 per share. The exercise price and the number of shares of common stock issuable upon exercise of the March 2026 Accompanying Warrants are subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. The March 2026 Accompanying Warrants will be exercisable at any time after the date of issuance and will expire on the fifth anniversary of the date of issuance. The March 2026 Accompanying Warrants do not meet certain scope exceptions under U.S. GAAP, primarily because they did not meet the requirements to be indexed to equity and equity classified, and the instruments meet the definition of a derivative instrument. Therefore, these instruments are recorded as Derivative liabilities in the Condensed Consolidated Balance Sheet as of March 31, 2026. There were no warrant exercises during the three months ended March 31, 2026.

Rodman & Renshaw LLC (the “Placement Agent”) acted as the Company’s exclusive placement agent in connection with the March 2026 Offering. As compensation in connection with the March 2026 Offering, the Company agreed to (i) pay the Placement Agent a cash fee equal to 6.0% of the gross proceeds from the March 2026 Offering, (ii) reimburse certain expenses of $75, (iii) pay $16 for clearing and closing expenses, and (iv) issue to the Placement Agent or its designees warrants to purchase a number of shares of Common Stock equal to 4.0% of the aggregate number of shares placed in the Registered Direct Offering (180,031 shares), at an exercise price equal to 125% of the offering price per share (or $2.0175 per share), with a term of five years from the commencement of the Registered Direct Offering (the “March 2026 Placement Agent Warrants”). The exercise price and the number of shares of common stock issuable upon exercise of the March 2026 Placement Agent Warrants are subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. The March 2026 Placement Agent Warrants will be exercisable at any time after the date of issuance and will expire on the fifth anniversary of the date of issuance. The March 2026 Placement Agent Warrants met certain scope exceptions under ASC 718 for equity classification. Therefore, these instruments are recorded as a component of stockholders’ equity in Additional-paid-in-capital in the Condensed Consolidated Balance Sheet as of March 31, 2026. There were no warrant exercises during the three months ended March 31, 2026.

In connection with the March 2026 Offering, pursuant to the terms of a Warrant Amendment Agreement, dated as of March 10, 2026 (the “Warrant Amendment Agreement”), the exercise price of all 539 Accompanying Warrants and 846 of the November 2024 Accompanying Warrants was reduced to $1.614 per share and the term was extended to five years following the closing date of the March 2026 Offering. The investor paid $173 in exchange for the reduction in exercise price and the extension of the term of these warrants. The Company paid the Placement Agent a cash fee of 6.0% of the gross proceeds paid for the warrant amendment.

Note 12. Stock-Based Compensation

2017 Equity Incentive Plan

The Company’s 2017 Plan became effective in August 2017. Following the effective date of the Company's 2020 Plan, the Company ceased granting awards under the 2017 Plan, however, the terms and conditions of the 2017 Plan continue to govern any outstanding awards granted thereunder.

2020 Incentive Award Plan

The Company’s 2020 Plan was approved and became effective at the Company’s 2020 annual meeting of stockholders on May 20, 2020, and unless earlier terminated by the Board of Directors, will remain in effect until March 26, 2030. The 2020 Plan originally authorized for issuance the sum of (i) 57 shares of the Company’s common stock and (ii) 15 shares of the Company’s common stock, which represents the number of shares that remained available for issuance under the 2017 Plan immediately prior to the approval of the 2020 Plan by the Company’s stockholders. Any shares of common stock which, immediately prior to the approval of the 2020 Plan by the Company’s stockholders, were subject to awards granted under the 2017 Plan that are forfeited or lapse unexercised and are not issued under the 2017 Plan will increase the number of shares of common stock available for grant under the 2020 Plan. In addition, the number of shares available for issuance under the 2020 Plan will increase on the first day of each calendar year, beginning January 1, 2021 and ending on and including January 1, 2030, by a number of shares equal to the lesser of (A) 4% of the aggregate number of shares of the Company’s common stock outstanding on the final day of the immediately preceding calendar year and (B) such smaller number of shares of common stock as determined by the Board of Directors. The shares available for issuance under the 2020 Plan increased by 893 shares and 124 shares on January 1, 2026 and 2025, respectively.

Stock options granted under the 2020 Plan have a term of ten years. The vesting schedule of all awards granted under the 2020 Plan is determined by the Board of Directors, which is generally four years.

As of March 31, 2026, there were 413 shares available to be granted under the 2020 Plan.

BTI Restricted stock units

The table below summarizes activity relating to BTI RSUs.

Number of
shares

Outstanding as of January 1, 2026	107
Granted	409
Cancelled	(3)
Vested	(1)
Outstanding as of March 31, 2026	512

During the three months ended March 31, 2026, the Company granted 409 time-based BTI RSUs. These BTI RSUs vest quarterly over two years, with vesting beginning on November 4, 2025. The weighted average grant date fair value per share for the BTI RSUs for the three months ended March 31, 2026 was $1.86. The outstanding BTI RSUs issued prior to 2026 generally vest over four years, with 25% vesting at the one-year anniversary of the grant date and the balance vesting ratably over the remaining 12 quarters of the vesting period. The total fair value of BTI RSUs vested in the three months ended March 31, 2026 was $1. Unrecognized stock-based compensation expense related to the BTI RSUs was approximately $597 and $537 as of March 31, 2026 and 2025, respectively.

OnkosXcel profit sharing units

The table below summarizes activity relating to the PSUs associated with OnkosXcel as described below.

		Weighted average
	Number of	price per unit
	units	(in whole dollars)

Outstanding as of January 1, 2026	1,072	$5,663
Granted	—	$—
Cancelled	—	$—
Forfeited	—	$—
Outstanding as of March 31, 2026	1,072

Vested units as of March 31, 2026	1,037	$5,605

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

Unrecognized stock-based compensation expense related to these awards was $58 and $319 as of March 31, 2026 and 2025, respectively.

OnkosXcel restricted stock units

The table below summarizes activity relating to the OnkosXcel RSUs.

Number of
units

Outstanding as of January 1, 2026	135
Granted	—
Vested	(2)
Cancelled	—
Outstanding as of March 31, 2026	133

As of March 31, 2026, the Company had 133 OnkosXcel Restricted Stock Units outstanding. Unrecognized stock-based compensation expense related to the awards expected to vest was approximately $12 and $420 as of March 31, 2026 and 2025, respectively.

BTI Stock options

A summary of the Company’s stock option activity for the three months ended March 31, 2026 is presented below.

	Number of	Weighted average
	shares	price per share

Outstanding as of January 1, 2026	352	$202.81
Granted	119	$2.01
Forfeited	—	$186.78
Cancelled	(2)	$431.91
Exercised	—	$—
Outstanding as of March 31, 2026	469	$150.86

Options vested and exercisable as of March 31, 2026	331	$206.37

As of March 31, 2026, the intrinsic value of options outstanding was $0. The intrinsic value for stock options is calculated based on the difference between the exercise prices of the underlying awards and the quoted stock price of the Company’s common stock as of the reporting date.

No stock options were exercised for the three months ended March 31, 2026. As of March 31, 2026, the total intrinsic value of stock options exercisable was $0.

The weighted average grant date fair value per share of options granted as of March 31, 2026 was $1.73.

The weighted average grant date fair value per share of options vested as of March 31, 2026 was $152.46.

The weighted average remaining contractual life is 5.1 years for options exercisable as of March 31, 2026. The weighted average remaining contractual life was 6.4 years for options outstanding as of March 31, 2026.

Unrecognized compensation expense related to unvested stock option awards as of March 31, 2026 was $409 and will be recognized over the remaining vesting periods of the underlying awards. The weighted-average period over which such compensation is expected to be recognized is 0.7 years.

Stock-Based Compensation

The fair value of stock options granted during the three months ended March 31, 2026 and 2025 was estimated using the Black-Scholes pricing model with the following assumptions:

	Three months ended		Three months ended
	March 31, 2026		March 31, 2025

Expected term	5.5	years	5.3	years
Expected stock price volatility	122.0%		112.0%
Risk-free rate of interest	3.8%		4.5%
Expected dividend yield	0.0%		0.0%

In 2026, the Company continued using the historical volatility of its common stock to estimate volatility. Prior to 2023, volatility was estimated using a combination of the historical volatility of publicly traded peer companies and that of the Company’s common stock. The expected term of the awards is estimated based on the simplified method, which calculates the expected term based upon the midpoint of the life of the award and the vesting period. The Company uses the simplified method because it does not have sufficient option exercise data to provide a reasonable basis upon which to estimate the expected term. The expected dividend yield is zero percent as the Company has no history of paying dividends nor does management expect to pay dividends over the contractual terms of these options. The risk-free interest rates are determined by reference to the U.S. Treasury yield curve in effect at the time of grant, with maturities approximating the expected term of the stock options. The fair value of the underlying common stock is generally determined as the closing price of the Company’s common stock on The Nasdaq Capital Market on the grant date, with consideration of whether there is material nonpublic information that could impact that estimated fair value when it is released.

The Company recognized stock-based compensation expense related to awards issued under the 2017 Plan and the 2020 Plan, as well as the OnkosXcel RSUs and PSUs, of $435 and $180 for the three months ended March 31, 2026 and 2025, which were comprised as follows:

	Three months ended March 31,
	2026	2025

Research and development	$79	$(514)
Selling, general and administrative	356	694
Total	$435	$180

2020 Employee Stock Purchase Plan

The Company’s 2020 Employee Stock Purchase Plan (the “ESPP”) was also approved and became effective at the Company’s 2020 annual meeting of stockholders on May 20, 2020. The ESPP is designed to assist eligible employees of the Company with the opportunity to purchase the Company’s common stock at a discount through accumulated payroll deductions during successive offering periods. The aggregate number of shares that were initially available to be issued pursuant to rights granted under the ESPP was 6 shares of common stock. In addition, the number of shares available for issuance under the ESPP increases on the first day of each calendar year, beginning on January 1, 2021 and ending on and including January 1, 2030, by a number of shares of common stock equal to the lesser of (a) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as determined by the Board of Directors. The number of shares that may be issued or transferred pursuant to rights granted under the component of the ESPP that is intended to qualify for favorable U.S. federal tax treatment under Section 423 of the Internal Revenue Code (the “Section 423 Component”) shall not exceed 31 shares. The purchase price will be determined by the administrator of the ESPP and, for purposes of the Section 423 Component, shall not be less than 85% of the fair value of a share on the first trading day or on the last trading day of the applicable offering period, whichever is lower. The shares available for issuance under the ESPP increased by 224 shares and 31 shares on January 1, 2026 and 2025, respectively. To date, no shares have been sold under the ESPP. There were 330 shares available for issuance as of March 31, 2026.

Note 13. Leases

BTI leases office space for its corporate headquarters at 555 Long Wharf Drive, New Haven, Connecticut (the “HQ Lease”) under an operating lease that was set to expire in February 2026. The Company did not exercise the option to renew the HQ Lease for an additional five-year term.

Prior to the expiration of the HQ Lease, on February 17, 2026, the Company agreed to amend the HQ lease agreement. The amendment extends the lease on a month-to-month basis with a continued monthly base rent payment of $33. As the lease is now on a month-to-month basis, the Company has accounted for the arrangement as a short-term lease and no right-of-use asset or lease liability has been recorded.

Lease expense was $103 and $101 for the three months ended March 31, 2026 and 2025, respectively.

Note 14. Fair Value Measurements

The Company groups its assets and liabilities measured at fair value in three levels based on the nature of the inputs and assumptions used to determine fair value. Refer to Note 3, Summary of Significant Accounting Policies, within the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for additional information on the accounting policies related to fair value.

The carrying amounts of cash and cash equivalents, accounts receivable, net, and accounts payable approximate fair value due to the short-term nature of these instruments. As of March 31, 2026 and December 31, 2025, the Company had $15,295 and $27,085, respectively, primarily in money market funds that hold U.S. government cash equivalent instruments (included in cash and cash equivalents) which were valued based on Level 1 inputs. There were no transfers between levels within the hierarchy during the three months ended March 31, 2026 and the year ended December 31, 2025.

Derivative liabilities measured at fair value on a recurring basis are summarized below.

	As of
	March 31, 2026
	Level 1	Level 2	Level 3	Total

Derivative liability - BTI Warrants	$—	$6,565	$151	$6,716
Derivative liability - OnkosXcel Warrants	—	—	—	—
Total derivative liabilities	$—	$6,565	$151	$6,716

	As of
	December 31, 2025

	Level 1	Level 2	Level 3	Total

Derivative liability - BTI Warrants	$—	$1,436	$354	$1,790
Derivative liability - OnkosXcel Warrants	—	—	—	—
Total derivative liabilities	$—	$1,436	$354	$1,790

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

The following table presents changes in Level 3 liabilities measured at fair value for the three months ended March 31, 2026 and 2025. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category.

	Three months ended
	March 31,
	2026	2025

Derivative liabilities, Balance - January 1	$354	$40
Addition of derivative liabilities - BTI Warrant (March 2025 Accompanying Warrants)	—	2,831
Addition of derivative liabilities - Option Warrant	—	369
Termination of derivative liabilities - Option Warrant	—	(369)
Change in fair value	(203)	(1,431)
Derivative liabilities, Balance - March 31	$151	$1,440

The derivative liabilities were reported at their fair values in the Condensed Consolidated Balance Sheets. The change in fair value of the derivative liabilities was reported in the Condensed Consolidated Statements of Operations as Other (income) expense, net, for the three months ended March 31, 2026.

In estimating the fair value of the derivative liability related to the OnkosXcel Warrants, inputs included third-party fair value estimates of OnkosXcel limited liability company units along with the volatility of those units based on the historical volatility of the Company’s stock, along with a peer group of comparable publicly traded companies), and the timing and probability of the relevant capital transactions occurring. As of March 31, 2026, the OnkosXcel Warrants had no fair value, as the Company does not anticipate a public offering of OnkosXcel at this time.

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

In estimating the fair value of the derivative liability related to the BTI Warrants – March 2025 Accompanying Warrants, the valuation inputs used were a strike price of $4.20, the Company’s stock price of $2.70, volatility of 39.2% (adjusted to set the value of securities in the March 2025 Offering equal to the consideration paid), a term of 5 years and a risk-free rate of 4.01%. As the fair value measurement of the derivative liability related to the BTI Warrants – March 2025 Warrants is classified within Level 3 of the fair value hierarchy and relies on a significant unobservable input (volatility), the resulting fair value is subject to inherent measurement uncertainty. Reasonably possible changes in the volatility assumption at the reporting date could have resulted in a significantly higher or lower fair value measurement and increases in volatility would generally increase the fair value of the warrant liability while decreases in volatility would reduce it. The Company remeasured the fair value of the remaining warrants at March 31, 2026 of $151, and for the three months ended March 31, 2026 recorded a net gain of $203 within Other (income) expense, net in the Company’s Condensed Consolidated Statements of Operations. The valuation inputs used as of March 31, 2026 were a strike price of $4.20, the Company’s stock price of $1.34, volatility of 41.15%, term of 3.9 years and risk-free rate of 3.37%.

The estimated fair value of the Credit Agreement as of March 31, 2026 and December 31, 2025 was $101,772 and $107,850, respectively. Both observable and unobservable inputs were used to determine the fair value of long-term debt, which was classified within the Level 3 category.

The following table presents the BTI warrants issued and outstanding by the Company and the corresponding balance sheet classification:

Warrant Recipient	Warrant Type	Issue Date	Exercise Price	Number of Warrants	Classification

Lenders and Purchasers	Closing Date Warrants	4/19/2022	$7.68	18	Equity
Lenders and Purchasers	2023 Warrants	12/5/2023	$7.68	4	Equity
Lenders and Purchasers	2024 Warrants	3/20/2024	$7.68	6	Equity
Armistice Capital Master Fund Ltd.	Accompanying Warrants	3/27/2024	$1.614	539	Derivative Liability
Armistice Capital Master Fund Ltd.	November 2024 Accompanying Warrants	11/25/2024	$1.614	846	Derivative Liability
Heights Capital Management	November 2024 Accompanying Warrants	11/25/2024	$7.68	27	Derivative Liability
Hudson Bay Capital Management	November 2024 Accompanying Warrants	11/25/2024	$7.68	27	Derivative Liability
IntraCoastal Capital, LLC	November 2024 Accompanying Warrants	11/25/2024	$7.68	13	Derivative Liability
Murchison Capital Partners, LP and assignees	March 2025 Accompanying Warrants	3/4/2025	$4.20	1,700	Derivative Liability
Armistice Capital Master Fund Ltd.	March 2026 Accompanying Warrants	3/11/2026	$1.61	4,500	Derivative Liability
Augustus Trading LLC	March 2026 Placement Agent Warrants	3/11/2026	$2.0175	79	Equity
David Dinkin	March 2026 Placement Agent Warrants	3/11/2026	$2.0175	71	Equity
Wilson Drive Holdings LLC	March 2026 Placement Agent Warrants	3/11/2026	$2.0175	30	Equity
Total warrants issued				7,860

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

The fair value of the Accompanying Warrants at issuance on March 25, 2024 was determined using a Black-Scholes pricing model and was recorded as a derivative liability with the offset recorded as a component of stockholders’ equity in Additional-paid-in-capital in the Condensed Consolidated Balance Sheets. This fair value measurement is classified as Level 2. On November 25, 2024, 534 of the 539 Accompanying Warrants’ strike price were amended to $9.136. In connection with the March 2026 Offering discussed in Note 11, Common Stock Financing Activities, all 539 Accompanying Warrants’ strike price were amended to $1.614 and the term was extended to five years following the closing date of the March 2026 Offering, as part of the consideration provided to one of the investors in the offering. The increase in fair value due to the amended strike price of $224 was recorded as an increase in the carrying value of the Derivative liability, with the offset recorded a reduction to Additional paid-in-capital in the

Company’s Condensed Consolidated Balance Sheets. The Company remeasured the Accompanying Warrants’ fair value at March 31, 2026 of $596, and for the three months ended March 31, 2026 recorded a net gain of $130 within Other (income) expense, net in the Company’s Condensed Consolidated Statements of Operations. The valuation inputs used as of March 31, 2026 were a strike price of $1.614, the Company’s stock price of $1.34, volatility of 122.0%, term of 4.9 years and risk-free rate of 3.92%.

The fair value of the November 2024 Accompanying Warrants at issuance on November 25, 2024 was determined using a Black-Scholes pricing model and was recorded as a derivative liability with the offset recorded as a component of stockholders’ equity in Additional-paid-in-capital in the Condensed Consolidated Balance Sheets. This fair value measurement is classified as Level 2. In connection with the March 2026 Offering discussed in Note 11, Common Stock Financing Activities, 846 of the 913 November 2024 Accompanying Warrants’ strike price were amended to $1.614 and the term was extended to five years following the closing date of the March 2026 Offering, as part of the consideration provided to one of the investors in the offering. The increase in fair value due to the amended strike price of $282 was recorded as an increase in the carrying value of the Derivative liability, with the offset recorded a reduction to Additional paid-in-capital in the Company’s Condensed Consolidated Balance Sheets. The Company remeasured the November 2024 Accompanying Warrants’ fair value at March 31, 2026 of $990, and for the three months ended March 31, 2026 recorded a net gain of $226 within Other (income) expense, net in the Company’s Condensed Consolidated Statements of Operations. The valuation inputs used as of March 31, 2026 for the 846 amended November 2024 Accompanying Warrants were a strike price of $1.614, the Company’s stock price of $1.34, volatility of 122.0%, term of 4.9 years and risk-free rate of 3.92%. The valuation inputs used as of March 31, 2026 for the remaining 67 November 2024 Accompanying Warrants were a strike price of $7.680, the Company’s stock price of $1.34, volatility of 133.3%, term of 3.7 years and risk-free rate of 3.85%.

The fair value of the March 2026 Accompanying Warrants at issuance on March 11, 2026 was determined using a Black-Scholes pricing model and the fair value of $5,940 was recorded as a derivative liability with the offset recorded as a component of stockholders’ equity in Additional-paid-in-capital in the Condensed Consolidated Balance Sheets. This fair value measurement is classified as Level 2. The valuation inputs used were a strike price of $1.614, the Company’s stock price of $1.57, volatility of 121.8%, a term of 5 years and a risk-free rate of 3.79%. The Company remeasured the March 2026 Accompanying Warrants’ fair value at March 31, 2026 of $4,980, and for the three months ended March 31, 2026 recorded a net gain of $960 within Other (income) expense, net in the Company’s Condensed Consolidated Statements of Operations. The valuation inputs used as of March 31, 2026 were a strike price of $1.614, the Company’s stock price of $1.34, volatility of 122.0%, term of 4.9 years and risk-free rate of 3.92%.

The fair value of the March 2026 Placement Agent Warrants, which was a non-recurring fair value, was determined as of the date of issuance using a Black-Scholes pricing model and the fair value of $232 was recorded as a component of stockholders’ equity in Additional-paid-in-capital in the Condensed Consolidated Balance Sheets. This non-recurring fair value measurement is classified as Level 2. The valuation inputs used were a strike price of $2.0175, the Company’s stock price of $1.57, volatility of 121.8%, a term of 5 years and a risk-free rate of 3.79%.

Note 15. Net Loss Per Share

Basic and diluted net loss per share are as follows:

	Three months ended
	March 31,
	2026	2025

Net loss (numerator)	$(12,691)	$(7,254)
Weighted average shares (denominator)	23,571	4,834
Basic and diluted net loss per share	$(0.54)	$(1.50)

Potentially dilutive securities outstanding consists of stock options, RSUs and performance units, and BTI warrants. The Company had common stock equivalents outstanding are as follows:

	As of
	March 31,
	2026	2025

Stock options	469	367
Restricted stock units	512	20
Performance stock units	—	60
BTI Warrants	7,860	5,792
Total common stock equivalents	8,841	6,239

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

On January 27, 2026, the parties filed a joint motion to vacate deadlines pending settlement, and on February 27, 2026, the parties filed a stipulation regarding settlement. The settlement agreement includes a cash payment of $9,750 funded by the Company’s insurance carriers. On March 2, the Court granted preliminary approval of the settlement. Accordingly, the Company recorded an estimated $9,750 liability within Other current liabilities in the Company’s Condensed Consolidated Balance Sheets with a corresponding insurance recovery for the 100% portion to be paid directly by certain of the Company’s insurance carriers within Other current assets in the Company’s Condensed Consolidated Balance Sheets. In March 2026, the insurance carriers funded the settlement escrow for the $9,750 cash settlement. The settlement is subject to the hearing on the motion for final approval, scheduled for September 2, 2026, and no payments will be released from escrow until such approval is granted. Accordingly, the settlement liability and related insurance recovery will remain recorded on the Company’s Condensed Consolidated Balance Sheets until final approval of the settlement is obtained.

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

On March 20, 2026, Plaintiff Travis Vrana filed a stockholder derivative complaint purportedly on behalf of the Company and against Peter Mueller, June Bray, Sandeep Laumas, David Mack, Vimal Mehta, Michael Miller, Rajiv Patni, Michal Votruba, Richard Steinhart, and Robert Risinger as Defendants, and the Company as Nominal Defendant under the caption Vrana v. Mueller et al, 3:26-cv-00423 (D. Conn.). The complaint alleges two claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, false and misleading statements in violation of Sections 10(b) and 14(a) of the Securities Exchange Act of 1934, unjust enrichment, and waste of corporate assets. It is based upon substantially similar facts and circumstances as the other derivative complaints.

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

	Three months ended
	March 31,
	2026	2025

Product revenue, net	$206	$168
Less:
Cost of goods sold	$283	$14
Research and development costs:
Personnel and related costs	$1,465	$1,682
Non-cash stock-based compensation	79	(514)
Professional fees	542	779
Clinical trials expense	383	2,018
Chemical, manufacturing and controls cost	191	175
Other expenses	295	414
Total research and development costs	$2,955	$4,554
Commercial costs:
Personnel and related costs	78	79
Non-cash stock-based compensation	—	-
Professional fees	18	38
Commercial and marketing	94	169
Travel related expenses	3	9
Other expenses	14	(88)
Total commercial costs	$207	$207
Selling, general and administrative costs:
Personnel and related costs	$1,056	$993
Non-cash stock-based compensation	356	694
Professional fees	4,518	2,834
Travel related expenses	72	116
Other expenses	982	855
Total selling, general and administrative costs	$6,984	$5,492
Restructuring costs	—	—
Total operating expenses	$10,429	$10,267
Other (income) expense
Interest expense	4,198	3,993
Interest income	(211)	(279)
Other (income) expense, net	(1,519)	(6,559)
Segment net loss	$(12,691)	$(7,254)
Adjustments and reconciling items	—	—
Consolidated Net Loss	$(12,691)	$(7,254)

Note 18. Subsequent Events

As discussed in Note 11, Common Stock Financing Activities, the Company filed a prospectus supplement with the Securities and Exchange Commission for the offer and sale of up to $80,000 shares of common stock pursuant to the Equity Distribution Agreement with Canaccord. After March 31, 2026 but before financial statement issuance, the Company sold 2,381 shares under the Equity Distribution Agreement for gross proceeds of $2,698 and received proceeds of $2,644, net of issuance costs of $54.

In connection with the Ninth Amendment to the Credit Agreement, on April 15, 2026 the Company granted warrants to the Lenders to purchase up to 1,354 shares of common stock of the Company, at an exercise price of $0.01 per share. On April 30, 2026 and May 2, 2026, the Company issued 671 and 671 shares of its common stock, respectively, in connection with the cashless exercise of the 1,354 warrants.

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

On August 27, 2025, we announced that the SERENITY At-Home Pivotal Phase 3 trial evaluating the safety of BXCL501, as an acute treatment for agitation associated with bipolar disorders or schizophrenia in the at-home setting, met its primary objective. The data from this study formed the basis of the sNDA submission for a label expansion of IGALMI® into the at-home setting. The sNDA was filed with the FDA on January 14, 2026.

On September 10, 2025, we further announced positive topline exploratory efficacy data from the SERENITY At-Home Pivotal Phase 3 safety trial, which demonstrated BXCL501 had sustained effects on agitation and consistent benefit with repeat dosing.

On October 10, 2025, we announced positive results from the correlation study related to exploratory efficacy outcomes from the SERENITY At-Home trial. The results demonstrated a strong correlation between the clinician assessments and the patient or caregiver (informant) assessments. The results, along with the data from the SERENITY At-Home trial, have been included in the sNDA filed with the FDA on January 14, 2026.

Our TRANQUILITY program is designed to evaluate BXCL501 as a potential treatment option for agitation associated with Alzheimer’s dementia in the outpatient or at-home setting and in-care facilities. We have had several FDA meetings to discuss the development program, and the FDA has commented on the proposed protocol for our TRANQUILITY In-Care Phase 3 trial, which is designed to evaluate the efficacy and safety of a 60 mcg dose of BXCL501 for agitation associated with Alzheimer’s dementia. We have plans for initiation of the trial pending funding.

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

On January 12, 2026, we announced the appointment of an Interim Chief Commercial Officer to support the potential launch of IGALMI® in the at-home setting.

In conjunction with the appointment of the Interim Chief Commercial Officer, on February 12, 2026, we announced the completion of an updated market opportunity assessment for IGALMI® for acute agitation associated with bipolar disorders or schizophrenia in the at-home (outpatient) setting, informed by results from the SERENITY At-Home clinical study.

The commercial opportunity assessment was based on recently completed market research leveraging an updated Target Product Profile based on results from the SERENITY At-Home clinical study. The assessment incorporated interviews with 15 prescribers and 5 payers with leadership responsibility at large health plans as well as survey responses from 180 prescribers with extensive relevant experience. In addition, patient-level claims analyses were used to estimate the number of diagnosed and treated patients who may be candidates for IGALMI.

Current agitation landscape insights:

●	Prescribers reported a moderate to high unmet need, noting that current treatment options are not indicated for at-home use, may be sedating, are slow to take effect, and/or are controlled substances with the potential to cause dependence.
●	Analyses of market research and claims data identified approximately 2.3 million treated bipolar disorder and schizophrenia patients experiencing frequent episodes of acute agitation in the at-home setting in the United States, of whom up to 1.8 million may be eligible for IGALMI treatment. This represents up to 86 million addressable annual episodes that may require treatment. This updated estimate is generally consistent with prior estimates of approximately 57-77 million addressable annual episodes, with further refinement based on the additional insights from market research.

IGALMI opportunity in the at-home setting:

●	Prescribers reported moderate to high interest in IGALMI for the treatment of acute agitation in the at-home setting, projecting use in approximately 70% of their schizophrenia and bipolar disorder patients, regardless of agitation severity.

●	Prescribers anticipated that IGALMI would be used either alone or in combination with existing off-label treatments for acute agitation, and that IGALMI would most frequently replace benzodiazepines, which may cause dependence.
●	Payers indicated expectations for broad formulary coverage with standard adjudication controls.
●	Previously reported patient and caregiver research (N=80) indicated that patients with schizophrenia and bipolar disorder would expect to use IGALMI in approximately 80% of their acute agitation episodes.

Recent Developments

IGALMI® sNDA Submission for At-Home Use and Milestone

On January 20, 2026, we announced we submitted a supplemental New Drug Application, or sNDA, to the FDA for IGALMI® in the at-home use setting for the acute treatment of agitation associated with bipolar disorders or schizophrenia. This sNDA submission seeks to expand IGALMI’s label to include the broader at home patient population where there are no FDA-approved options currently available. On April 1, 2026, we announced that the FDA has accepted our sNDA for approval of IGALMI® for at-home use in the acute treatment of agitation associated with bipolar disorders or schizophrenia. The FDA has assigned a Prescription Drug User Fee Act (PDUFA) target action date of November 14, 2026

On March 5, 2026 we announced positive topline results from a Phase 2 investigator-sponsored trial (IST) evaluating BXCL501 for the treatment of opioid withdrawal symptoms in adults with opioid use disorder (OUD) undergoing a methadone taper.

On April 8, 2026, we announced the enrollment of the first patients in a U.S. Department of War (DoW)-funded Phase 2a clinical trial evaluating BXCL501 for the treatment of acute stress reactions (ASR), also known as acute stress disorder (ASD). The trial is being led by the University of North Carolina at Chapel Hill (UNC) Institute of Trauma Recovery and marks a significant milestone in the collaboration between BioXcel Therapeutics and UNC.

March 2026 Offering and Warrant Amendment

On March 10, 2026, we entered into a securities purchase agreement (the “March 2026 Offering”) with the purchaser named therein (the “Purchaser”). Pursuant to the March 2026 Offering, we agreed to issue and sell to the Purchaser and the Purchaser agreed to buy in a registered direct offering (i) an aggregate of 2,480 shares (the “Shares”) of our common stock and accompanying warrants to purchase up to 2,480 shares of common stock at a combined offering price of $1.739 per Share and accompanying warrant, and (ii) Pre-Funded warrants to purchase up to 2,020 shares of Common Stock and accompanying warrants to purchase up to 2,020 shares of common stock, at a combined offering price of $1.738 per share underlying the Pre-Funded Warrants and accompanying warrant, which equals the offering price per Share and accompanying warrant less the $0.001 exercise price per share of the Pre-Funded Warrants, pursuant to our effective registration statement on Form S-3 (File No. 333-275261), including the base prospectus included therein, and a prospectus supplement filed with the Securities and Exchange Commission on March 10, 2026. The accompanying warrants have an exercise price of $1.614 per share, are immediately exercisable upon issuance, and will expire on the five-year anniversary of the date of issuance.

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

Our Neuroscience Clinical Programs and Investigator-Sponsored Trials

The following is a summary of the status of our major neuroscience clinical development programs and investigator-sponsored trials as of the date of this Quarterly Report.

About BXCL501

BXCL501 is our most advanced neuroscience clinical candidate. In indications other than those approved by the FDA as IGALMI®, BXCL501 is an investigational, proprietary, orally dissolving sublingual film formulation of dexmedetomidine, a selective alpha-2 receptor agonist, targeting symptoms from stress-related behaviors such as agitation.

As a selective adrenergic agonist with a sublingual or buccal route of administration, BXCL501 is designed to be easy to administer and has shown a relatively rapid onset of action in multiple clinical trials, studying patients with schizophrenia, bipolar disorders, and dementia associated with Alzheimer’s disease. We believe the results from these studies suggest that BXCL501 has the potential to generate a calming effect without producing excessive sedation. We also believe BXCL501 is highly differentiated from antipsychotics and benzodiazepines, which are currently used as first-line standard-of-care treatment for agitation despite often producing unwanted side effects such as excessive sedation or extra pyramidal motor effects. Managing patient agitation in neuropsychiatric and neurodegenerative disorders represents a significant challenge for physicians and caregivers. We believe BXCL501 has the potential to address these challenges and, if approved for the respective indications, has the potential to become the standard of care for the acute treatment of agitation associated with these disorders.

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

The primary purpose of the planned pre-sNDA meeting on August 20, 2025 with the FDA was to gain alignment with the FDA regarding the content and format of the Company’s planned sNDA submission for the at-home (outpatient) use of BXCL501, including the clinical, nonclinical, and chemistry and manufacturing and controls (CMC) requirements. The Company concluded that the objectives of the pre-sNDA meeting had been accomplished based on the FDA’s written responses and determined that the meeting, originally scheduled for August 20, 2025, was no longer required. The pre-sNDA preliminary meeting comments received from FDA on August 14, 2025, will serve as the official record. Acceptance of the sNDA will be subject to the FDA’s review of the complete filing.

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

SERENITY AT-Home Primary Endpoint Data

The 120 mcg dose of BXCL501 was safe and well-tolerated in patients with episodes of agitation in the outpatient setting and met the primary objective.

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

On September 10, 2025, we announced positive topline exploratory efficacy data from the SERENITY At-Home Pivotal Phase 3 safety trial, which demonstrated that BXCL501 had continued effects and consistent benefit with repeat dosing. While this trial was not powered for efficacy assessments, these findings seen in the trial further support the potential of BXCL501 for use in the outpatient setting.

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

An sNDA was submitted on January 14, 2026 for the acute treatment of agitation in schizophrenia and bipolar disorders in the unsupervised (at-home) setting. On April 1, 2026 we announced that the U.S. FDA has accepted the supplemental New Drug Application (sNDA) for approval of IGALMI® for at-home use in the acute treatment of agitation in the home setting. The FDA has assigned a Prescription Drug User Fee Act (PDUFA) target action date of November 14, 2026.

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

Based on subsequent meetings with and feedback from the FDA, we plan to generate additional Phase 3 efficacy and safety data, in relevant care-facility settings and across severity of dementia, in our TRANQUILITY In-Care trial. On September 5, 2024, we submitted to the FDA the proposed protocol for the trial, a double-blind, placebo-controlled study to evaluate the efficacy and safety of a 60 mcg dose of BXCL501 for acute treatment of AAD in the care setting. On November 12, 2024, we announced that we had received FDA feedback on the proposed protocol. The Company is advancing plans for initiation of the trial upon funding and has selected a CRO to prepare for trial initiation upon funding. At a future meeting with the FDA, we plan to further discuss our trial design and the details of the requirement for long-term safety data.

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

Pediatric Study

In June 2021, we initiated a global clinical trial designed to evaluate the safety and efficacy of BXCL501 in the acute treatment of agitation associated with schizophrenia and bipolar disorders in the pediatric population, in part to fulfill pediatric study requirements agreed to with the FDA in connection with the approval of IGALMI®. The trial protocol has been reviewed by the FDA, as well as by the European Medicines Agency, to fulfill potential commitments to study the effects of BXCL501 in pediatric patients ages 13 to 17 with schizophrenia and ages 10 to 17 with bipolar disorders. Enrollment of patients with schizophrenia, schizoaffective disorder, bipolar I, and bipolar II disorder is ongoing in this multisite, double-blind, placebo-controlled parallel group trial. Approximately 63% of the 150 total subjects have been enrolled in the U.S. and 95 of such subjects have completed the clinical trial. In July 2023, we stopped activities in the European region as enrollment and site recruitment was unproductive. Similar to our registration trials in schizophrenia and bipolar disorder (SERENITY I and II), the primary endpoint is the change from baseline PEC total score at two hours. The U.S. portion of this program remains active following the Clinical Reprioritization.

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

Acute Stress Disorder (“ASD”)

On October 15, 2024, we announced a U.S. Department of War (DoW) grant to the University of North Carolina (“UNC”) to fund a study of BXCL501 for treating ASD. The award provides $2,800 to the UNC Institute for Trauma Recovery from September 15, 2024 through September 14, 2026 to evaluate the potential efficacy of BXCL501 to reduce acute stress reactions, also known as acute stress disorder (ASD), symptom severity and/or posttraumatic neuropsychiatric symptoms. The double-blind, placebo-controlled trial is expected to enroll 100 patients experiencing acute stress reactions resulting from motor vehicle collisions.

On April 8, 2026, we announced the enrollment of the first patients in this DoW-funded Phase 2a clinical trial. The trial is being led by the University of North Carolina at Chapel Hill (UNC) Institute of Trauma Recovery and marks a significant milestone in the collaboration between BioXcel Therapeutics and UNC.

The double-blind, placebo-controlled trial (NCT06943404) is designed to enroll 100 patients experiencing ASRs following motor vehicle collisions and will evaluate the potential of BXCL501 to reduce ASR symptom severity, improve neurocognitive function, and prevent the progression to chronic posttraumatic neuropsychiatric symptoms. BioXcel Therapeutics is supplying BXCL501 for the trial.

ASR symptoms occur in the days and weeks after trauma, and include anxiety, sleep disturbance, concentration difficulty, pain, and somatic symptoms such as dizziness and lightheadedness. Chronic adverse posttraumatic neuropsychiatric symptoms occur when acute stress reactions do not resolve, and include persistent pain, posttraumatic stress, and depressive symptoms. ASRs are common among service men and women, police and other first responders, and survivors of shootings and natural disasters. ASRs affect more than 40 million Americans who seek emergency department care annually after traumatic stress exposure (e.g., motor vehicle collision) 1,2

1 Adler, Amy B., et al. “Post-traumatic stress disorder risk and witnessing team members in acute psychological stress during combat.” BJPsych Open, vol. 6, no. 5, Sept. 2020, https://doi.org/10.1192/bjo.2020.81.

2 Lewis, Gemma C., et al. “Incidence and predictors of acute psychological distress and dissociation after motor vehicle collision: A cross-sectional study.” Journal of Trauma & Dissociation, vol. 15, no. 5, 30 Sept. 2014, pp. 527–547, https://doi.org/10.1080/15299732.2014.908805.

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

Other Product Candidates Identified Leveraging our AI Platform

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

We have multiple patent families filed to protect our Neuroscience program, including BXCL501. As of May 1, 2026, our neuroscience patent portfolio included one Patent Cooperation Treaty (“PCT”) application not yet in the national phase, 11 U.S. utility applications, 17 issued U.S. utility patents, 47 pending non-U.S. utility applications, 27 allowed or granted non-U.S. patents (including five in Japan), one pending U.S. design patent application, and 2 registered design patents in Japan. Fourteen U.S. utility patents, directed to our proprietary sublingual film formulation of dexmedetomidine and methods of treating agitation, are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the “Orange Book”) for IGALMI® with expiration dates between 2037 and 2043. In the formulation family, we have granted or allowed patents in China, Europe, Eurasia, Japan, Mexico, and the U.S., and pending applications in the U.S., China, and other major markets. We expect that patents issued in this family will expire no earlier than 2039. We have also filed applications in additional patent families that are relevant to BXCL501. We have one granted European patent and applications pending in the U.S. and Japan directed to methods of treating insomnia using sublingual dexmedetomidine. We expect that patents issued from these applications, will expire no earlier than 2035. We also have granted patents and pending applications filed in major markets, including the U.S., Europe, Japan, and China, directed to methods of treating agitation. We expect that patents issued from these applications, will expire between 2039 and 2043.

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

The patent positions of companies such as ours are generally uncertain and involve complex legal and factual questions. No consistent policy regarding the scope of claims allowable in patents in the field of method of use patents or reformulation patents has emerged in the U.S. patent laws and their interpretation outside of the U.S. are also uncertain. Changes in either the patent laws or their interpretation in the U.S. and other countries may diminish our ability to protect our technology or product candidates and enforce the patent rights that we license, and also could affect the value of such intellectual property. In particular, our ability to stop third parties from making, using, selling, offering to sell, or importing products that infringe our intellectual property will depend in part on our success in obtaining and enforcing patent claims that cover our technology, inventions, and improvements. With respect to both licensed and company owned intellectual property, we cannot guarantee that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications we may file in the future, nor can we be sure that any patents that may be granted to us in the future will be commercially useful in protecting our products, the methods of use, or the manufacture of those products. In addition, if a pending patent application is granted, it is possible that only a subset of the claims that are currently contained in the pending patent application will be issued. Further, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Patent and other intellectual property rights in the pharmaceutical and biotechnology space are evolving and involve many risks and uncertainties. For example, third parties may have blocking patents that could be used to prevent us from commercializing our product candidates and practicing our proprietary technology, and the issued patents that we in-license and those that may issue in the future may be challenged, invalidated, or circumvented, which could limit our ability to stop competitors from marketing related products or could limit the term of patent protection that otherwise may exist for our product candidates. In addition, the scope of the rights granted under any issued patents may not provide us with protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies outside the scope of the rights granted under any issued patents that we own or exclusively in license. For these reasons, we may face competition with respect to our product candidates. Moreover, because of the extensive time required for development, testing, and regulatory review of a potential product, it is possible that, before any particular product candidate can be commercialized, any patent protection for such product may expire or remain in force for only a short period following commercialization, thereby reducing the commercial advantage the patent provides. For additional information regarding intellectual property regulations and risks, see below under “Immuno-Oncology Intellectual Property” and Part II, Item 1A, “Risk Factors - Risks Related to Our Intellectual Property” elsewhere in this Quarterly Report.

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

Our Immuno-Oncology Programs

Below is a summary of the status of our immuno-oncology clinical development programs as of the date of this Quarterly Report. We believe our product candidates, if successfully developed and approved, have the potential to become compelling treatment options for their respective indications. However, further work on our immuno-oncology programs has been paused, other than as noted below.

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

As of May 1, 2026, we have multiple patent families filed to protect our immuno-oncology program, including our core patent family directed to methods of using BXCL701 with immune checkpoint inhibitors, which is granted in the U.S., Japan, Australia, Canada, Russia, China, India, Taiwan, South Africa, Mexico, New Zealand, Europe and United Arab Emirates. Additional applications in this family are pending in major markets. Patents issued from this family are expected to expire no earlier than 2036. We have an additional patent issued in the U.S. directed to a method of selecting patients based on a biomarker and methods of treating certain cancers, with an expected expiration date no earlier than 2039. A corresponding European Patent case directed to selecting patients is issued and is expected to expire no earlier than 2039.

Additional applications are directed to administering BXCL701 in combination with various other molecules, biomarkers, and dosing regimens. We expect that any patents issuing from these applications will expire no earlier than 2043 to 2044.

We expect to file additional patent applications in support of current and new immuno-oncology clinical candidates as well as new platform and core technologies. For additional information regarding intellectual property regulations and risks, see above under “Neuroscience Intellectual Property” and Part II, Item 1A, “Risk Factors - Risks Related to Our Intellectual Property” elsewhere in this Quarterly Report.

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

Our research and development costs by program for the three months ended March 31, 2026 and 2025 were as follows:

	Three months ended
	March 31,
	2026	2025
Direct external costs
BXCL501	$1,105	$2,918
BXCL701	10	(48)
Other research and development programs	6	118
Total direct external costs	$1,121	$2,988
Internal personnel costs	1,544	1,168
Sub-total direct costs	$2,665	$4,156
Indirect costs and overhead	290	398
Total research and development expenses	$2,955	$4,554

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

As a result of our Clinical Reprioritization, we expect that our selling, general and administrative expenses will decline due to IGALMI®’s restructured commercialization plan and reduced personnel costs. However, we may also experience increased selling, general and administrative expenses due to higher fees for outside consultants, attorneys, and accountants.

Restructuring Costs

During both 2023 and 2024 the Company took multiple steps to reduce its headcount curtail expenses and focus on its clinical development efforts, collectively referred to as its Clinical Reprioritization.

As an on-going part of the Clinical Reprioritization, on April 8, 2025, the Board unanimously approved (i) the payment of a retention bonus to all non-executive employees in the total aggregate amount of $1,522, to be paid in two equal installments and (ii) the issuance of 66 RSUs which fully vest on the one-year anniversary of the grant date. The first installment of the retention bonus was paid on April 30, 2025 and the second installment was paid on September 30, 2025. Each such installment payment was subject to the applicable employee’s continued employment through December 31, 2025.

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

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements is set forth in Note 3 to the condensed consolidated financial statements included elsewhere in this Quarterly Report.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

Product Revenue, Net

Commercial sales of IGALMI® launched in July 2022. As part of the Company’s Clinical Reprioritization, the IGALMI® commercial team shifted focus to a hospital/contracting strategy with a Corporate Account Director (“CAD”) team. The goal of the realigned CAD team is to work with large hospital/Integrated Delivery Network (“IDN”) and drive sales utilizing a top-down approach, allowing the Company to continue to make inroads into the institutional market in a more cost-efficient manner. IGALMI® product revenue, net was $206 and $168 in the three months ended March 31, 2026 and 2025, respectively. The increase in sales was primarily the result of increased gross volume due to deeper GPO discounts that went into effect at the end of the first quarter of 2025.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2026 and 2025, were $283 and $14, respectively. The increase in Cost of goods sold for the three months ended March 31, 2026 is the result of higher charges for reserves for excess or obsolete inventory compared to the same period in 2025. Charges for reserves for excess or obsolete inventory were $265 and $0 in the three months ended March 31, 2026 and 2025, respectively.

Research and Development Expense

Research and development expenses for the three months ended March 31, 2026 and 2025 were as follows:

	Three months ended
	March 31,
	2026	2025	Change	% Change

Personnel and related costs	$1,465	$1,682	$(217)	(13)%
Non-cash stock-based compensation	79	(514)	593	(115)%
Professional fees	542	779	(237)	(30)%
Clinical trials expense	383	2,018	(1,635)	(81)%
Chemical, manufacturing and controls cost	191	175	16	9%
Other expenses	295	414	(119)	(29)%
Total research and development expenses	$2,955	$4,554	$(1,599)	(35)%

The overall decrease of $1,599 for the three months ended March 31, 2026 relative to the same period in 2025 was primarily attributable to:

●	Decreased clinical trials expense due to the completion of (i) the SERENITY At-Home pivotal Phase 3 safety trial in 2025 and (ii) the accompanying correlation study that compared caretaker agitation severity measurements to trained rater measurements in 2025. There were no studies initiated during the three months ended March 31, 2026.
●	Decreased personnel and related costs as a result of lower headcount.
●	Increased non-cash stock compensation costs as a result of reversals in accelerated stock compensation expense for employees terminated in the first quarter of 2025 resulting in a net $514 decrease, partially offset by lower headcount.
●	Decreased professional fees due to lower pharmacology costs, research and discovery costs, toxicology, and consulting costs.
●	Increased chemistry, manufacturing and controls (“CMC”) costs as the Company worked to produce new finished goods inventory.
●	Decreased other expenses in conjunction with reduced clinical trial activity.

Following IGALMI®’s approval by the FDA, we capitalize costs related to commercial production of IGALMI® as inventory and expense those CMC costs related to clinical trials.

Selling, General and Administrative Expense

Selling, general and administrative expenses for the three months ended March 31, 2026 and 2025 were as follows:

	Three months ended
	March 31,
	2026	2025	Change	% Change

Personnel and related costs	$1,134	$1,072	$62	6%
Non-cash stock-based compensation	356	694	(338)	(49)%
Professional fees	4,536	2,872	1,664	58%
Commercial and marketing	94	169	(75)	(44)%
Insurance	535	383	152	40%
Other expenses	536	509	27	5%
Total selling, general and administrative expenses	$7,191	$5,699	$1,492	26%

The overall increase of $1,492 for the three months ended March 31, 2026, relative to the same period in 2025 was primarily attributable to:

●	Increased professional fees, primarily related to higher legal costs and consulting fees for the three months ended March 31, 2026 compared to 2025.
●	Decreased non-cash stock compensation costs as a result of lower headcount.
●	Decreased commercial and marketing expense.

Other Expense (Income)

Interest expense increased to $4,198 for the three months ended March 31, 2026 from $3,993 in the same period in 2025 primarily due to higher debt balances under the Credit Agreement. The expense was partially offset by lower interest income earned on lower levels of cash and cash equivalents that were held primarily in short-term money market funds. Interest income decreased to $211 for the three months ended March 31, 2026 compared to $279 for three months ended March 31, 2025, due to lower average cash balances during the year. Other (income) expense, net is primarily associated with changes in fair value of derivative financial instruments for the period, which relate to instruments associated with the Credit Agreement and the Company’s registered direct equity offerings.

Inflation

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the periods presented. For a discussion of inflationary risks to our future revenues under the Inflation Reduction Act, see “Health care reform measures could hinder or prevent our product candidates’ commercial success.” in Part II, Item 1A, “Risk Factors” elsewhere in this Quarterly Report.

Liquidity and Capital Resources

As of March 31, 2026, we had cash, cash equivalents and restricted cash of $17,180, negative working capital of $21,086 and stockholders’ deficit of $105,543. Net cash used in operating activities was $11,809 and $12,043 for the three months ended March 31, 2026 and 2025, respectively. We incurred losses of approximately $12,691 and $7,254 for the three months ended March 31, 2026 and 2025, respectively. We will need to generate significant product revenues to achieve profitability. Our history of significant losses, negative cash flows from operations, potential near-term increased covenant-driven amortization payments or full repayment obligations under our Credit Agreement, the regulatory event of default triggers under the Credit Agreement, other funding requirement covenants under the Credit Agreement, limited liquidity resources currently on hand, and dependence on our ability to obtain additional financing to fund our operations after the current resources are exhausted, about which there can be no certainty, have resulted in management’s assessment that there is substantial doubt about our ability to continue as a going concern for a period of at least 12 months from the issuance date of the financial statements included in this Quarterly Report.

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

●reduce overhead and headcount to focus on core priorities, and/or

●any combination of the foregoing.

To date, we have continued research and development activities while managing our cash position. However, we require additional funding to continue as a going concern. There are no assurances that we will be successful in obtaining an adequate level of financing as and when needed to finance our operations on terms acceptable to us or at all, particularly when there is market uncertainty or an economic downturn or if other events make investment in our securities less appealing. If we are unable to secure adequate additional funding as and when needed on acceptable or commercially reasonable terms, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more product candidates. In addition, there are various macro-economic trends affecting the financing markets whose impact on our liquidity and future funding requirements are uncertain as of the filing date of this Quarterly Report. We will need substantial additional funding, and if we are unable to raise capital when needed, we could be compelled to pursue alternative options, including, without limitation, implementing further workforce reductions, reducing or ceasing product development programs and advancement of our clinical trials and product candidates, selling our assets or seeking other strategic alternatives. Our board of directors is evaluating a range of strategic options to maximize shareholder value and advance the commercial and development plans for IGALMI, which may include, but are not limited to, a sale of the Company, a merger or other business combination, a collaboration, joint venture, royalty or license agreement of all or a portion of our assets, a recapitalization or other financing transaction, or continued execution of our standalone operating plan. We have not made a decision to pursue any specific transaction or strategic option, no set timetable has been established for the completion of this process, and there can be no assurance that the process will result in any transaction or other particular outcome. See “Risks Related to Financial Position and Need for Additional Capital — We will need substantial additional funding, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts or otherwise seek strategic alternatives.” in Part II. Item 1A., “Risk Factors” elsewhere in this Quarterly Report.

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

The Credit Agreement contains, among other things, a covenant requiring that our audited annual financial statements included in our Annual Report be delivered without a "going concern" or like qualification or exception. On March 27, 2026, we entered into the Ninth Amendment to Credit Agreement and Guaranty (the “Ninth Amendment”). Pursuant to the Ninth Amendment, the Lenders agreed to (i) waive the Credit Agreement’s covenant that the report and opinion the Company will receive from its independent registered public accounting firm with respect to the financial statements for the year ending December 31, 2025 will not contain a “going concern” or similar qualification, and (ii) reduce the Credit Agreement’s minimum liquidity covenant to require minimum cash liquidity of $12,500 from and after March 31, 2026 (instead of $15,000).

The Ninth Amendment’s effectiveness is subject to various customary conditions precedent, as well as conditions subsequent requiring the Company to:

●	on or before March 31, 2026, make a one-time prepayment of the principal amount of $2,500, together with accrued and unpaid interest thereon;

●	on April 15, 2026, either (i) pay to the Lenders an amendment fee in cash in an amount equal to approximately $2,032 or (ii) grant new warrants to the Lenders to purchase 1,354 shares of common stock of the Company, at an exercise price of $0.01 per share (the “New Warrants”); and

●	in connection with the receipt by the Company of any gross cash proceeds from (i) the issuance of the Company’s common stock, warrants and/or pre-funded warrants, (ii) non-refundable cash consideration from partnering transactions entered into after the effective date of the fifth amendment to the Credit Agreement, (iii) the issuance of the Company’s subordinated debt and/or (iv) sales by the Company of its assets, in each case ((i) through (iv)), in transactions permitted under the Credit Agreement, make a prepayment of the loans under the Credit Agreement in an aggregate principal amount equal to 50% of such gross cash proceeds, together with accrued interest thereon and any fees or premia (including prepayment premium) payable in connection therewith; provided, that the foregoing requirement will not apply (A) with respect to the first $2,500 in the aggregate of proceeds raised from Capital Raise Activities (as defined in the Credit Agreement) and (B) once the aggregate principal amount of the Loans prepaid pursuant to one or more Capital Raise Prepayments equals $2,500.

As of the date of this Quarterly Report, the Company has complied with each of the conditions subsequent set forth above and issued the New Warrants to the Lenders on April 15, 2026. In addition, on the date of issuance of the New Warrants the Company amended and restated its Third Amended and Restated Registration Rights Agreement with the Lenders, dated November 25, 2024. Pursuant to such amendment and restatement (the “Fourth Amended and Restated Registration Rights Agreement”), the Company agreed to register the shares of common stock issuable under the New Warrants, in addition to all warrants previously issued to the Lenders, for resale.

As of March 31, 2026, we had aggregate principal indebtedness of $104,048 outstanding under the Credit Agreement.

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

We entered into a registration rights agreement with the Lenders in connection with the original closing of the Credit Agreement, which has been amended and restated since in connection with each issuance of additional warrants to the Lenders and we have filed registration statements to register the shares issuable upon exercise of the warrants issued to the Lenders. Most recently, in connection with the the New Warrants, pursuant to the Fourth Amended and Restated Registration Rights Agreement, we have agreed to file a registration statements on Form S-3 to register the shares issuable upon exercise of the New Warrants for resale. The maximum shares of our common stock issuable under the Original Warrants and the New Warrants is 1,382.

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

See Note 9, Debt and Credit Facilities included elsewhere in this Quarterly Report for additional information relating to the Credit Agreement and RIFA, including applicable interest rates, payment obligations and certain restrictive and financial covenants thereunder. As of March 31, 2026, we were in compliance with all restrictive and financial covenants under the Credit Agreement.

March 2025 Registered Direct Offering

On March 3, 2025, we entered into a purchase agreement (the “March 2025 Offering”) pursuant to which we agreed to issue and sell an aggregate of (i) 188 shares of common stock at an offering price of $3.50 per Share, (ii) Pre-Funded Warrants to purchase up to 3,812 shares of common stock, at an offering price of $3.499 per share underlying the Pre-Funded Warrants, which equals the offering price per share less the $0.001 exercise price per share of the Pre-Funded Warrants, and (iii) an aggregate of 4,000 accompanying warrants (the “March 2025 Accompanying Warrants”) to purchase up to 4,000 shares of common stock at an offering price of $4.20 per accompanying warrant. The Pre-Funded Warrants have an exercise price per share of common stock equal to $0.001 per share. All 3,812 Pre-Funded Warrants were exercised and the same number of common stock were issued in exchange for $4 of proceeds during the year ended December 31, 2025. There were no warrant exercises for the three months ended March 31, 2026. For the year ended December 31, 2025, 2,300 of the March 2025 Accompanying Warrants were exercised and the same number of common stock were issued in exchange for $9,660 of proceeds.

ATM Program - Canaccord

In April 2025, we entered into an Equity Distribution Agreement with Canaccord to sell shares of our common stock, with aggregate gross sales proceeds of up to $8,135, from time to time, through an “at the market” equity offering program under which Canaccord will act as sales agent.

In August 2025, we increased the maximum amount of shares that are eligible to be sold pursuant to the Equity Distribution Agreement to allow for the offer and sale of up to $3,500 of our common stock.

In August 2025, we again increased the maximum amount of shares that are eligible to be sold pursuant to the Equity Distribution Agreement to allow for the offer and sale of up to $80,000 shares of common stock. For the three months ended March 31, 2026, we sold 245 shares for gross proceeds of $498 and received proceeds of $488, net of issuance costs of $10.

March 2026 Registered Direct Offering

On March 10, 2026, we entered into a purchase agreement (the “March 2026 Offering”) pursuant to which we agreed to issue and sell an aggregate of (i) 2,480 shares of common stock at an offering price of $1.739 per Share, (ii) Pre-Funded Warrants to purchase up to 2,020 shares of common stock, at an offering price of $1.738 per share underlying the Pre-Funded Warrants, which equals the offering price per share less the $0.001 exercise price per share of the Pre-Funded Warrants, and (iii) an aggregate of 4,500 accompanying warrants (the “March 2026 Accompanying Warrants”) to purchase up to 4,500 shares of common stock at an offering price of $1.614 per accompanying warrant. The Pre-Funded Warrants have an exercise price per share of common stock equal to $0.001 per share. For the three months ended March 31, 2026, all 2,020 Pre-Funded Warrants were exercised and the same number of common stock were issued in exchange for $2 of proceeds. There were no warrant exercises for the three months ended March 31, 2026.

Cash Flows

	Three months ended March 31,
	2026	2025
Cash (used in) provided by:
Operating activities	$(11,809)	$(12,043)
Investing activities	$—	$—
Financing activities	$232	$13,202

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2026 was $11,809 and was primarily attributable to our net loss of $12,691 and a $1,519 non-cash gain from the change in fair value of our derivative liabilities, offset by a $2,215 increase in accounts payable, accrued expenses, due to related parties, and other current liabilities, a $1,039 decrease in prepaid expenses and other current assets, $502 in accretion of debt discount and amortization of financing costs, and $435 in non-cash stock-based compensation.

Net cash used in operating activities for the three months ended March 31, 2025 was $12,043 and was primarily attributable to our net loss of $7,254, a $6,559 non-cash gain from the change in fair value of our derivative liabilities, a $2,269 decrease in accounts payable, accrued expenses, due to related parties, and other current liabilities, offset by $2,668 in payable in kind interest on our credit agreement, a $608 decrease in prepaid expenses and other current assets, and $180 in non-cash stock-based compensation.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2026 and 2025 was $0 and $0, respectively.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2026, was $232 and was primarily attributable to net proceeds of $6,879 received from the March 2026 registered direct offering and net proceeds from the sale of common stock under the Equity Distribution Agreement with Canaccord of $488, offset by $8,108 in long-term debt principal repayments.

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

We believe that our existing cash and cash equivalents as of March 31, 2026 will not be sufficient to enable us to fund operating expenses and capital expenditure requirements for at least the next 12 months from the date of the issuance of the condensed consolidated financial statements included in this Quarterly Report, including funding our ongoing research and development and commercialization efforts. In particular, we believe that our cash, cash equivalents and restricted cash of $17,180 as of March 31, 2026 plus the additional capital raised subsequent to March 31, 2026 will allow us to fund our operations and meet our liquidity requirements into the second quarter of 2026.

We expect that we will need to obtain substantial additional funding to fund our ongoing operations. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interests of our existing stockholders may be materially diluted, and the terms of these securities could include liquidation or other preferences that could adversely affect the rights of our existing stockholders. Under the terms of the Ninth Amendment, following receipt of aggregated gross proceeds from (a) the issuance of the Company’s common stock, warrants and/or pre-funded warrants, (b) non-refundable cash consideration from partnering transactions, (c) the issuance of the Company’s subordinated debt and/or (d) sales by the Company of its assets, in each case ((a) through (d)), in transactions permitted under the Credit Agreement (“Capital Raise Activities”), make a prepayment of the loans under the Credit Agreement in an aggregate principal amount equal to 50% of such gross cash proceeds, together with accrued interest thereon and any fees or premia (including prepayment premium) payable in connection therewith; provided that such prepayment requirement shall not be applicable (A) with respect to the first $2,500 gross proceeds received from Capital Raise Activities and (B) once the aggregate principal amount of the prepaid pursuant to one or more of such prepayments equals $2,500. In addition, debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends, which could adversely impact our ability to conduct our business. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. If we are unable to raise capital when needed or on attractive terms, we could be forced to significantly delay, scale back or discontinue the development or commercialization of our product candidates, seek collaborators at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available, and relinquish or license, potentially on unfavorable terms, our rights to our product candidates that we otherwise would seek to develop or commercialize ourselves. To date, we have continued research and development activities while managing our cash position. However, we can provide no assurance that will be successful in obtaining additional necessary resources and, if we are unable to fund our operations, including our clinical trials, we may need to focus on advancing fewer of our product candidates or otherwise consider strategic alternatives.

Contractual Obligations and Commitments

In July 2024, the Company signed an amendment to its commercial supply agreement that requires minimum annual payments for the first five years of the agreement ending in 2026 that in aggregate total $10,000. The Company has met the minimum requirements for the first 4 years ending in 2025. The remaining minimum commitments for year 2026 is $2,000.

In February 2022, we signed a distribution agreement with a third-party to distribute product related to BXCL501 in the U.S. The distributor will be paid defined fees for its services under the agreement, which can be terminated by either party for cause. The distribution agreement can also be terminated by us without cause, subject to payment of agreed upon termination fees.

BTI leases office space for its corporate headquarters at 555 Long Wharf Drive, New Haven, Connecticut (the “HQ Lease”) under an operating lease that was set to expire in February 2026. The Company did not exercise the option to renew the HQ Lease for an additional five-year term. Prior to the expiration of the HQ Lease, on February 17, 2026, we agreed to amend the lease agreement to extend the lease on a month-to-month basis with a fixed monthly base rent payment of $33. For additional details, see Note 13, Leases in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information relating to the Company’s leases.

In addition, we are obligated to make quarterly interest payments under our Credit Agreement. For additional details, see Note 9, Debt and Credit Facilities in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report for additional information relating to the Company’s debt payment obligations.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. We have reviewed and determined that those critical accounting policies and estimates remain our critical accounting policies and estimates as of and for the three months ended March 31, 2026. No material changes were made to our existing critical accounting policies and estimates during the period presented. Refer to Note 3, Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements elsewhere in this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to litigation and claims arising in the ordinary course of business, which could have a material adverse effect on our business, operating results, cash flows or financial condition. Please refer to Note 16, Commitments and Contingencies of our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for information regarding material legal proceedings.

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

Item 1A. Risk Factors

You should carefully consider the risks described below, as well as general economic and business risks and the other information in this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The occurrence of any of the events or circumstances described below or other adverse events could have a material adverse effect on our business, results of operations and financial condition and could cause the trading price of our common stock to decline. Additional risks or uncertainties not presently known to us or that we currently deem immaterial may also harm our business.

Risks Related to Financial Position and Need for Additional Capital

We have identified conditions and events that raise substantial doubt regarding our ability to continue as a going concern.

As of March 31, 2026, we had $17.2 million in cash, cash equivalents and restricted cash. Based on our existing cash, cash equivalents and lack of current availability under our funding facilities, we do not believe we have sufficient cash on hand to support current operations and service our debt obligations for at least one year from the date of issuance of the audited consolidated financial statements appearing in this in this Quarterly Report. This condition raises substantial doubt about our ability to continue as a going concern for at least one year from the date that our financial statements for the three months ended March 31, 2026 are issued. In order to mitigate liquidity issues, we have undertaken the Clinical Reprioritization and other restructuring actions, and may, among other things, seek to raise capital through the issuance of common stock, or by restructuring, refinancing, and/or amending the terms of the Credit Agreement (including with respect to regulatory related events of default that do not contain a cure period) or pursue other strategic alternatives. However, such transactions may not be successful and we may not be able to raise additional equity and/or financing necessary to meet our obligations.

Our Credit Agreement (as defined below) contains, among other things, a covenant requiring that our audited annual financial statements be delivered without a “going concern” or like qualification or exception. On March 27, 2026, we entered into the Ninth Amendment to the Credit Agreement (the “Ninth Amendment”), which included, among other things, (i) a waiver of the “going concern” qualification for our audited annual financial statements for the year ended December 31, 2025 and (ii) a $2.5 million reduction in the Credit Agreement’s minimum liquidity covenant. In connection with the Ninth Amendment we made a one-time prepayment of the principal amount of $2.5 million, together with accrued and unpaid interest thereon and granted warrants to the Lenders to purchase up to 1,353,729 shares of our common stock, at an exercise price of $0.01 per share. In addition, following receipt of aggregated gross proceeds following the effective date of the Ninth Amendment from (a) the issuance of our common stock, warrants and/or pre-funded warrants, (b) non-refundable cash consideration from partnering transactions, (c) the issuance of our subordinated debt and/or (d) sales of our assets, in each case ((a) through (d)), in transactions permitted under the Credit

Agreement (“Capital Raise Activities”), make a prepayment of the loans under the Credit Agreement in an aggregate principal amount equal to 50% of such gross cash proceeds, together with accrued interest thereon and any fees or premia (including prepayment premium) payable in connection therewith; provided that such prepayment requirement shall not be applicable (A) with respect to the first $2.5 million gross proceeds received from Capital Raise Activities and (B) once the aggregate principal amount of the prepaid pursuant to one or more of such prepayments equals $2.5 million. Even with the Ninth Amendment, we face short term financing pressure and there is no assurance that we will be able to raise sufficient capital to fund our continuing operations and remain in compliance with our minimum liquidity covenant. Further, the waiver granted pursuant to the Ninth Amendment is the third consecutive year in which we have been forced to obtain a going-concern waiver from the Lenders, each of which was provided in exchange for additional consideration, including, in certain cases, warrants exercisable for our common stock and/or amendment fees. There can be no assurance that the Lenders will agree to any such future waiver, or that any such future waiver will be available on terms acceptable to us. Any failure to obtain such a waiver, or any failure to comply with our other covenants under the Credit Agreement, could result in an event of default and the acceleration of our outstanding indebtedness. For additional cost-saving and other strategic initiatives we may be compelled to pursue, see the risk factor entitled, “We will need substantial additional funding, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts or otherwise seek strategic alternatives.”

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

Since our inception, we have incurred significant operating losses. Our net loss was $12.7 million and $7.3 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had a stockholders’ deficit of approximately $105.5 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We have only one product candidate approved for marketing in the U.S., none in any other jurisdiction, and may never receive approval beyond the one product approved to date. It could be several years, if ever, before we have a commercialized product that generates significant revenues through sales of IGALMI® or our product candidates, if approved. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses may increase in the long term as we:

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

Management believes that the Company’s cash, cash equivalents and restricted cash of $17.2 million as of March 31, 2026, plus the $2.7 million of gross proceeds from sales pursuant to the Company ATM Program after March 31, 2026, will allow the Company to fund its operations and meet its liquidity requirements into the second quarter of 2026. There can be no assurance that we will be able to extend our cash runway.

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

As we continue our research and development activities, we will require additional resources to continue as a going concern. We can provide no assurance that we will successfully obtain additional resources to improve our financial condition. If we are unable to obtain necessary additional capital, we could be compelled to pursue alternative options, including, without limitation, implementing further workforce reductions, reducing or ceasing product development programs and advancement of our clinical trials and product candidates, selling our assets or seeking other strategic alternatives. Our board of directors is evaluating a range of strategic options to maximize shareholder value and advance the commercial and development plans for IGALMI, which may include, but are not limited to, a sale of the Company, a merger or other business combination, a collaboration, joint venture, royalty or license agreement of all or a portion of our assets, a recapitalization or other financing transaction, or continued execution of our standalone operating plan. We have not made a decision to pursue any specific transaction or strategic option, no set timetable has been established for the completion of this process, and there can be no assurance that the process will result in any transaction or other particular outcome. The process itself may be costly and time-consuming, may divert the attention of our management and the board of directors, may create uncertainty for our employees, collaborators and counterparties, and may cause volatility in the trading price of our common stock.

We have significant indebtedness and other contractual obligations that could impair our liquidity, restrict our ability to do business and thereby harm our business, results of operations and financial condition. We may not have sufficient cash flow from operations to satisfy our obligations under the Credit Agreement.

As of March 31, 2026, we had aggregate principal indebtedness of $104.0 million outstanding under our Credit Agreement and Guaranty (as amended, the “Credit Agreement”) by and among the Company, as the borrower, certain subsidiaries of the Company from time to time party thereto as subsidiary guarantors, the lenders party thereto (the “Lenders”), and Oaktree Fund Administration LLC (“OFA”) as administrative agent.

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

In addition, historically we have relied on debt and equity financings as our primary sources of liquidity. If our future cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay expenditures, sell assets, seek additional capital or seek to restructure or refinance our indebtedness. Additionally, under the terms of the Ninth Amendment, following receipt of aggregated gross proceeds from Capital Raise Activities, we have agreed to make a prepayment of the loans under the Credit Agreement in an aggregate principal amount equal to 50% of such gross cash proceeds, together with accrued interest thereon and any fees or premia (including prepayment premium) payable in connection therewith; provided that such prepayment requirement shall not be applicable (A) with respect to the first $2.5 million gross proceeds received from Capital Raise Activities and (B) once the aggregate principal amount of the prepaid pursuant to one or more of such prepayments equals $2.5 million. As a result, only a portion of the gross proceeds of Capital Raise Activities will be available to fund our operations, which may force us to raise additional capital sooner and on less favorable terms and may make it more difficult to maintain compliance with our minimum liquidity covenant. Any refinancing or restructuring of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants. These alternative measures may not be successful and may not permit us to meet our scheduled or any accelerated debt service obligations. In the absence of such cash flows and resources, we could face substantial liquidity problems and might be required to sell material assets or pursue other strategic alternatives to attempt to meet our debt service obligations.

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

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time-consuming, expensive and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

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

Our business, results of operations and financial condition may be adversely affected by uncertainty and changes in U.S. trade policies, including tariffs, quotas, trade agreements or other trade restrictions imposed by the U.S. or other governments. For example, in April 2025, the U.S. government announced a 10% tariff on product imports from almost all countries and individualized higher tariffs on certain other countries. On October 10, 2025, the U.S. Government announced a 100% tariff on all product imports from China, bringing the total China tariff rate to 130% tariff effective November 1, 2025. While several tariff announcements have been followed by announcements of limited exemptions and temporary pauses, in February 2026, the U.S. Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”). Following the Supreme Court’s decision, the U.S. presidential administration announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports from all countries, in addition to any existing non-IEEPA tariffs. These actions have caused substantial uncertainty and volatility in financial markets and may result in retaliatory measures on U.S. goods. On April 2, 2026, the U.S. presidential administration issued a proclamation under Section 232 of the Trade Expansion Act of 1962 imposing a 100% ad valorem duty on the import of patented pharmaceutical products listed in the FDA's Orange Book or Purple Book, as well as their associated active pharmaceutical ingredients. These tariffs are subject to specified exclusions for generic pharmaceuticals, biosimilars, and orphan drugs. A reduced 20% rate is available for companies with onshoring plans approved by the Secretary of Commerce, though this rate is scheduled to increase to 100% over a four-year period. The tariffs become effective on July 31, 2026, for certain large companies and on September 29, 2026, for all other companies. Because IGALMI® is listed in the Orange Book and is not currently a generic, biosimilar, or orphan drug, we may be subject to these duties to the extent any portion of IGALMI® or its active pharmaceutical ingredient is sourced from outside the United States. While the ultimate impact is uncertain, these tariffs could materially increase our manufacturing costs, which we may be unable to pass on to customers. Furthermore, because Section 232 tariffs were not within the scope of the U.S. Supreme Court’s Learning Resources Inc. v. Trump 610 U.S. (02/20/2026) decision striking down certain IEEPA-based duties, they may be more resilient to legal challenge.

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

We plan to continue to commercialize IGALMI® sublingual film for the acute treatment of agitation associated with schizophrenia or bipolar I or II disorder, to be self-administered by patients under the supervision of a healthcare provider, which is our only approved product to date. However, in connection with the Clinical Reprioritization, we significantly reduced the resources devoted to commercialization of IGALMI ® and it is possible that will have adverse consequences on the revenue that we are able to generate from IGALMI®. Revenues for IGALMI® for the three months ended March 31, 2026 were $0.2 million. If our commercial products do not gain market acceptance, we may not be able to fund future operations, including developing, testing and obtaining regulatory approval for an sNDA for other BXCL501 indications, including in the at-home setting for the acute treatment of agitation (non-daily) associated with dementia due to probable Alzheimer’s disease, or for other product candidates that it may develop. Our results of operations could be materially harmed if we are unable to successfully commercialize IGALMI® for any currently or additionally approved indications or any future product candidates that we may have approved.

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

Our Chief Executive Officer and member of our board of directors, Vimal Mehta, Ph.D., is the Chief Executive Officer, President, Treasurer and Secretary and a member of the board of managers of BioXcel LLC and Chief Executive Officer, President, Treasurer and Secretary and the sole member of the board of directors of BioXcel Holdings, Inc. Additionally, as of March 31, 2026, Dr. Mehta, through his beneficial ownership of BioXcel LLC, beneficially owned approximately 1.8% of the Company. The management and ownership of BioXcel LLC by Dr. Mehta may create the appearance of conflicts of interest when Dr. Mehta is faced with decisions that could have different implications for BioXcel LLC than the decisions have for us, including decisions that relate to our Services Agreement and Contribution Agreement, as well as potential agreements relating to future product candidates and AI-related services or collaborations. Any perceived conflicts of interest resulting from investors questioning the independence of our management or the integrity of corporate governance procedures may materially affect our stock price and expose us to litigation risk.

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

Data breaches or cyber-attacks could disrupt our business operations, information technology systems, and financial results, or result in the loss or exposure of confidential or sensitive Company information.

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

In addition, in April 2025, we entered into an Equity Distribution Agreement with Canaccord Genuity LLC establishing an “at-the-market” equity offering program under which Canaccord acts as sales agent (the “Company ATM Program”). On August 18, 2025, following an increase in the Company's public float above $75 million, we amended the program to permit sales of shares having an aggregate offering price of up to $80,000,000. Any sales under the Company ATM Program will be dilutive to existing stockholders and could adversely affect our stock price. From the inception of the Company ATM Program in April 2025 through March 31, 2026, we sold 12,331,743 shares of our common stock under the Equity Distribution Agreement for aggregate gross proceeds of approximately $35.0 million.

The number of shares of common stock underlying our outstanding warrants is significant in relation to our outstanding common stock (26% as of May 14, 2026), which could have a negative effect on the market price of our common stock and make it more difficult for us to raise funds through future equity offerings. In the event these warrants are exercised, our stockholders will experience additional dilution. To the extent outstanding stock options or warrants are exercised, there would be further dilution to our existing stockholders, which could impact the price of our common stock. Any future issuances of equity securities, including under our existing “at-the-market” program or in connection with potential strategic transactions, would further dilute existing stockholders and could materially and adversely affect the market price of our common stock and our ability to raise additional capital on favorable terms.

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

We are, and may in the future become, subject to various legal proceedings, claims and investigations that arise in or outside the ordinary course of business. For example, on July 7, 2023, plaintiff Katelyn Martin filed a class action complaint against the Company and certain executives in the United States District Court for the District of Connecticut, captioned Martin v. BioXcel Therapeutics, et al., 3:23-cv-00915 (D. Conn). The case has since been renamed to Hills et al v. BioXcel Therapeutics, Inc. et al. On October 4, 2023, pursuant to the Private Securities Litigation Reform Act, the court appointed two co-Lead Plaintiffs. The co-Lead Plaintiffs filed an amended complaint on December 5, 2023, alleging violations of Sections 10(b) and 20A of the Exchange Act and SEC Rule 10b-5 promulgated thereunder. On July 11, 2024, the Court dismissed the amended complaint without prejudice and, on August 1, 2024, co-Lead Plaintiffs filed a second amended complaint. The second amended complaint alleges that defendants made false or misleading statements regarding the TRANQUILITY II trial and the development of BXCL501 for an expanded indication related to the treatment of certain Alzheimer’s-related agitation. The Company moved to dismiss the second amended complaint on September 6, 2024. On February 24, 2025, while the Company’s motion to dismiss remained pending, Plaintiffs moved for leave to further amend their complaint. On September 29, 2025, the Court issued an order granting Plaintiffs’ motion for leave to amend, denying Defendants’ motion to dismiss as moot, and allowing Plaintiffs to proceed on certain of their claims. The Company filed an answer to the third amended complaint on October 28, 2025. On January 23, 2026, the parties reached a tentative agreement to settle the action. In light of this agreement, on January 28, 2026, the Court entered an order vacating the scheduling order and requiring Plaintiffs to file a motion for preliminary approval of the settlement or status report by February 27, 2026. Plaintiffs filed a motion for preliminary approval on February 27, 2026, and the Court granted the motion on March 2, 2026. The hearing on the motion for final approval of the settlement is set for September 2, 2026. The Court’s preliminary approval of the settlement is not a final determination, and there can be no assurance that the Court will grant final approval of the settlement at the September 2, 2026 hearing or thereafter.

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

On March 20, 2026, Plaintiff Travis Vrana filed a stockholder derivative complaint purportedly on behalf of the Company and against Peter Mueller, June Bray, Sandeep Laumas, David Mack, Vimal Mehta, Michael Miller, Rajiv Patni, Michal Votruba, Richard Steinhart, and Robert Risinger as Defendants, and the Company as Nominal Defendant under the caption Vrana v. Mueller et al, 3:26-cv-00423 (D. Conn.). The complaint alleges two claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, false and misleading statements in violation of Sections

10(b) and 14(a) of the Securities Exchange Act of 1934, unjust enrichment, and waste of corporate assets. It is based upon substantially similar facts and circumstances as the other derivative complaints.

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

Item 2. Unregistered Sales of Equity Securities, and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) None.

(c) During the three months ended March 31, 2026, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation, as amended.	10-Q	001-38410	3.1	8/10/2021

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of BioXcel Therapeutics, Inc., as amended, dated June 10, 2024.	8-K	001-38410	3.1	6/12/2024

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of BioXcel Therapeutics, Inc.	8-K	001-38410	3.1	2/6/2025

3.4	Amended and Restated Bylaws.	8-K	001-38410	3.2	3/13/2018

4.1	Form of Accompanying Warrant issued March 11, 2026 Equity Distribution Agreement, by and between the Company and Canaccord Genuity LLC	8-K	001-38410	4.1	3/11/2026

4.2	Form of Pre-Funded Warrant issued March 11, 2026	8-K	001-38410	4.2	3/11/2026

4.3	Form of Placement Agent Warrant issued March 11, 2026	8-K	001-38410	4.3	3/11/2026

4.4	Form of New Warrant (warrant issued to the Lenders pursuant to the Ninth Amendment to Credit Agreement and Guaranty)	8-K	001-38410	4.1	4/17/2026

4.5	Form of Fourth Amended and Restated Registration Rights Agreement, dated as of April 15, 2026, by and among the Company and the Lenders party thereto	8-K	001-38410	4.2	4/17/2026

10.1	Securities Purchase Agreement, dated as of March 10, 2026, between the Company and the purchaser party thereto	8-K	001-38410	10.1	3/11/2026

10.2	Warrant Amendment Agreement, dated as of March 10, 2026, between the Company and the Purchaser named therein	8-K	001-38410	10.2	3/11/2026

10.4	Equity Distribution Agreement, by and between the Company and Canaccord Genuity LLC	8-K	001-38410	1.1	4/3/2025

10.5	Ninth Amendment to Credit Agreement and Guaranty, dated as of March 27, 2026, by and among the Company, the lenders party thereto and Oaktree Fund Administration, LLC, as administrative agent	10-K	001-38410	10.22.9	3/27/2026

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	Inline XBRL Instance Document					*
- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	*
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BioXcel Therapeutics, Inc.

Dated: May 15, 2026	By:
/s/ Vimal Mehta
Vimal Mehta
Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2026	By:
/s/ Richard Steinhart
Richard Steinhart
Chief Financial Officer
(Principal Financial Officer)