Form 10-Q
period 2026-06-30
BioXcel Therapeutics, Inc.
filed 2026-08-13
CIK 1720893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding at August 11, 2026 was 31,305,499.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “anticipate,” “believe,” “can,” “continue,” “could,” “designed,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements use these words or expressions. All statements contained in this Quarterly Report, other than statements of historical fact, are forward-looking statements, including, without limitation, statements regarding:

●	our ability to raise additional capital and continue as a going concern;
●	our ability to properly service and/or re-negotiate the terms of our Credit Agreement with Oaktree;
●	our ability to execute plans to explore strategic alternatives;
●	our sales strategy for IGALMI®;
●	our ability to stay listed on the Nasdaq Capital market;
●	compliance with covenants under our financing arrangements;
●	developments relating to our SERENITY and TRANQUILITY programs;
●	the size of our total addressable markets and related underlying estimates;
●	our plans relating to clinical trials and marketing applications for our product candidates;
●	our plans to research, develop and commercialize our current and future product candidates;
●	our plans to seek to enter into collaborations for the development and commercialization of certain product candidates;
●	the potential benefits of any future collaboration;
●	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;
●	the timing of and results of discussions we have with regulators;
●	the rate and degree of market acceptance, clinical utility, number of prescribers and formulary wins of IGALMI® and any product candidates for which we receive marketing approval;
●	our commercialization, marketing and manufacturing capabilities and strategy, including the potential benefits from any advertising campaigns;
●	our participation in, and any potential benefits from, events, conferences, presentations and conventions;
●	our intellectual property position and strategy;
●	our estimates regarding expenses, future revenue, capital requirements and need for additional financing;
●	potential investments in, or other strategic options for, our subsidiary, OnkosXcel Therapeutics, LLC (“OnkosXcel”);
●	developments relating to our competitors and our industry;
●	the impact of government laws and regulations;
●	developments related to legal proceedings and investigations; and
●	our relationship with BioXcel LLC.

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

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

●	If we do not complete a strategic transaction, or do not receive sufficient financing from other sources of equity or debt financings, we may be forced to file for bankruptcy, wind down our operations, or pursue a dissolution or liquidation. We will require substantial additional financing to service our debt facilities and achieve our goals, and a failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development or commercialization efforts.
●	We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.
●	We have a limited operating history and have not generated substantial product revenues to date, which may make it difficult to evaluate the success of our business to date and to assess our future viability.
●	We have incurred significant operating losses since inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future and may never achieve or maintain profitability.
●	We will need substantial additional funding, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts or otherwise seek strategic alternatives.
●	If we do not maintain compliance with the listing standards of the Nasdaq Capital Market, Nasdaq may delist our common stock from trading on its exchange, which could limit investors' ability to make transactions in our securities and subject us to additional trading restrictions.
●	We have significant indebtedness and other contractual obligations that could impair our liquidity, restrict our ability to do business and thereby harm our business, results of operations and financial condition. We may not have sufficient cash flow from operations to satisfy our obligations under the Credit Agreement.
●	Our strategic clinical reprioritization and other workforce reductions in force may not achieve our intended outcome.
●	We have limited experience in drug discovery and drug development.
●	Developments relating to our TRANQUILITY II Phase 3 trial may impact the timing of our development plans for, and prospects for seeking or obtaining regulatory approval of, BXCL501 for the acute treatment of agitation (non-daily) associated with dementia in patients with probable Alzheimer’s disease and may also subject us to additional risks and uncertainties, including regulatory, stockholder or other actions, loss of investor confidence and negative impacts on the trading price of our common stock.
●	In the near term, we are dependent on the success of IGALMI®, and our lead product candidate, BXCL501. If we are unable to complete the clinical development of or obtain marketing approval for our product candidates

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIOXCEL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share amounts)

	June 30,	December 31,
	2026	2025
ASSETS
Current assets
Cash and cash equivalents	$12,841	$28,415
Restricted cash	960	342
Accounts receivable, net	82	233
Inventory	483	722
Prepaid expenses	3,074	4,028
Other current assets	11,260	10,945
Total current assets	28,700	44,685
Property and equipment, net	99	175
Operating lease right-of-use assets	—	56
Total assets	$28,799	$44,916

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
Accounts payable	$18,783	$14,701
Accrued expenses	3,921	4,341
Current portion of long-term debt	104,451	24,931
Due to related parties	157	138
Other current liabilities	9,837	9,815
Total current liabilities	137,149	53,926
Derivative liabilities	7,110	1,790
Long-term debt	—	84,663
Total liabilities	144,259	140,379

Commitments and contingencies (Note 16)
Stockholders' (deficit) equity
Preferred stock, $0.001 par value, 10,000 shares authorized; no shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value, 200,000 shares authorized as of June 30, 2026 and December 31, 2025; 31,305 and 22,328 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	31	76
Additional paid-in-capital	632,007	624,555
Accumulated deficit	(747,498)	(720,094)
Total stockholders' (deficit) equity	(115,460)	(95,463)
Total liabilities and stockholders' (deficit) equity	$28,799	$44,916

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOXCEL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Revenues
Product revenue, net	$182	$120	$388	$288

Operating expenses
Cost of goods sold	$22	$107	$305	$121
Research and development	3,164	10,256	6,119	14,810
Selling, general and administrative	7,189	5,609	14,380	11,308
Total operating expenses	$10,375	$15,972	$20,804	$26,239
Loss from operations	$(10,193)	$(15,852)	$(20,416)	$(25,951)
Other (income) expense
Interest expense	4,257	4,222	8,455	8,215
Interest income	(131)	(230)	(342)	(509)
Other (income) expense, net	394	(657)	(1,125)	(7,216)
Net loss	$(14,713)	$(19,187)	$(27,404)	$(26,441)
Basic and diluted net loss per share attributable to common stockholders	$(0.49)	$(2.45)	$(1.02)	$(4.17)
Weighted average shares outstanding - basic and diluted	30,300	7,843	26,954	6,347

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOXCEL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(amounts in thousands)

(unaudited)

			Additional
	Common stock		paid-in-	Accumulated
	Shares	Amount	capital	deficit	Total
Balance as of December 31, 2024	3,102	$49	$557,047	$(650,197)	$(93,101)
Issuance of common shares, net of offering costs	2,358	10	471	—	481
Stock-based compensation	—	—	180	—	180
Issuance of pre-funded stock purchase warrants	—	—	9,523	—	9,523
Vesting of restricted stock units, net of employee tax obligations	8	—	(1)	—	(1)
Net loss	—	—	—	(7,254)	(7,254)
Balance as of March 31, 2025	5,468	$59	$567,220	$(657,451)	$(90,172)
Issuance of common shares, net of offering costs	1,146	1	135	—	136
Stock-based compensation	—	—	1,556	—	1,556
Vesting of restricted stock units, net of employee tax obligations	6	—	—	—	—
Net loss	—	—	—	(19,187)	(19,187)
Balance as of June 30, 2025	6,620	$60	$568,911	$(676,638)	$(107,667)

			Additional
	Common stock		paid-in-	Accumulated
	Shares	Amount	capital	deficit	Total
Balance as of December 31, 2025	22,328	$76	$624,555	$(720,094)	$(95,463)
Issuance of common shares, net of offering costs	4,746	(49)	1,518	—	1,469
Stock-based compensation	—	—	532	—	532
Issuance of pre-funded stock purchase warrants	—	—	610	—	610
Vesting of restricted stock units, net of employee tax obligations	1	—	—	—	—
Net loss	—	—	—	(12,691)	(12,691)
Balance as of March 31, 2026	27,075	$27	$627,215	$(732,785)	$(105,543)
Issuance of common shares, net of offering costs	4,047	4	4,458	—	4,462
Stock-based compensation	—	—	358	—	358
Vesting of restricted stock units, net of employee tax obligations	183	—	(24)	—	(24)
Net loss	—	—	—	(14,713)	(14,713)
Balance as of June 30, 2026	31,305	$31	$632,007	$(747,498)	$(115,460)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOXCEL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six months ended June 30,
	2026	2025
OPERATING CASH FLOW ACTIVITIES:
Net loss	$(27,404)	$(26,441)
Reconciliation of net loss to net cash used in operating activities
Depreciation	76	151
Accretion of debt discount and amortization of financing costs	1,276	743
Change in fair value of derivative liabilities	(1,125)	(7,222)
Stock-based compensation expense	793	1,736
Payable-in-kind interest on Credit Agreement	3,409	5,433
Operating lease right-of-use assets	56	160
Changes in operating assets and liabilities
Accounts receivable	151	114
Inventory	239	173
Prepaid expenses and other current assets	639	673
Accounts payable, accrued expenses, due to related parties, and other current liabilities	4,048	45
Operating lease liabilities	(65)	(183)
Net cash used in operating activities	(17,907)	(24,618)

INVESTING CASH FLOW ACTIVITIES:
Purchases of equipment and leasehold improvements	—	—
Net cash from investing activities	—	—

FINANCING CASH FLOW ACTIVITIES:
Proceeds from issuance of common stock and warrants	11,607	14,146
Payment of principal of Long-term debt	(8,412)	—
Offering costs for common stock and warrants issuance	(220)	(806)
Payment of employee tax obligations related to vesting restricted stock units	(24)	(1)
Net cash provided by financing activities	2,951	13,339

Net (decrease) in cash, cash equivalents and restricted cash	(14,956)	(11,279)
Cash, cash equivalents and restricted cash, beginning of the period	28,757	29,854
Cash, cash equivalents and restricted cash, end of the period	$13,801	$18,575

Balance sheet reconciliation:
Cash and cash equivalents	$12,841	$17,435
Restricted cash	960	1,140
Total cash and cash equivalents and restricted cash as presented above	$13,801	$18,575

Supplemental cash flow information:
Issuance of stock purchase warrants	$7,587	$—
Repricing of stock purchase warrants	$506	$—
Interest paid	$3,651	$—

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

Note 2. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements do not include all the information and notes required by Generally Accepted Accounting Principles (“GAAP”) in the U.S. The accompanying year-end balance sheet was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2026, the results of its operations for the three and six months ended June 30, 2026 and 2025 and its cash flows for the six months ended June 30, 2026 and 2025. The results for the three and six months ended June 30, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026, any other interim periods or any future year or period. The accompanying unaudited interim condensed consolidated financial statements of the Company should be read in conjunction with the audited financial statements and notes thereto included in the

Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on March 27, 2026.

The accompanying condensed consolidated financial statements include the accounts for the Company and all entities where BTI has a controlling financial interest after elimination of all intercompany accounts and transactions and have been prepared in conformity with U.S. GAAP.

As of June 30, 2026, the Company had cash, cash equivalents and restricted cash of $13,801 and an accumulated deficit of $747,498. The Company has incurred substantial net losses and negative cash flows from operating activities in nearly every fiscal period since inception and expects this trend to continue for the foreseeable future. The Company recognized net losses of $14,713 and $19,187 for the three months ended June 30, 2026 and 2025, respectively, and $27,404 and $26,441 for the six months ended June 30, 2026 and 2025, respectively, and had net cash used in operating activities of $17,907 and $24,618 for the six months ended June 30, 2026 and 2025, respectively.

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

Management and the Company’s board of directors, with the assistance of advisors, have been actively pursuing a sale, merger, or other strategic transaction and additional financing alternatives, but to date these efforts have not resulted in a signed definitive agreement or committed source of additional capital.

To date, the Company has continued research and development activities while managing its cash position. However, the Company requires additional funding to continue as a going concern and has been unsuccessful to date in securing sufficient additional funding, notwithstanding an active process to identify and complete a sale, merger, financing or other strategic transaction. If the Company does not complete a strategic transaction, or does not receive sufficient financing from other sources of equity or debt financings, the Company expects it will likely file for protection under the U.S. Bankruptcy Code. Even if the Company is successful in raising additional capital, it will require substantial additional financing to service its debt facilities and achieve its goals and a failure to obtain this necessary capital when needed could force the Company to delay, limit, reduce or terminate its product development or commercialization efforts. In connection with its efforts to pursue strategic alternatives, the Company has engaged restructuring and financial advisory professionals and, together with our Lenders, is engaged in contingency planning, including discussions regarding the potential availability of debtor-in-possession financing, in the event a strategic transaction acceptable to the Lenders is not completed on or prior to August 21, 2026, as required pursuant to the Twelfth Amendment to the Credit Agreement described below. The Company has not made any determination to commence a bankruptcy proceeding, and there can be no assurance as to which, if any, of these alternatives will be pursued or completed. Further, certain strategic alternatives will require the consent of our Lenders pursuant to the covenants in the Company’s Credit Agreement.

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

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments provide a practical expedient and, if applicable, an accounting policy election to simplify the measurement of credit losses for certain receivables and contract assets. The amendments are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The adoption of this guidance did not have an impact on our consolidated financial statements and accompanying notes.

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

Note 5. Inventory

Inventory consists of the following:

	June 30,	December 31,
	2026	2025

Raw materials	$408	$317
Work-in-process	—	368
Finished goods	75	37
Total inventory	$483	$722

The Company recorded inventory write-downs totaling $0 and $265 for the three and six months ended June 30, 2026, respectively. The Company recorded inventory write-downs of $95 for the three and six months ended June 30, 2025.

Note 6. Property and Equipment, Net

Property and equipment, net consists of the following:

	June 30,	December 31,
	2026	2025

Computers and equipment	$202	$202
Furniture	575	575
Leasehold improvements	1,200	1,200
Total property and equipment	$1,977	$1,977
Accumulated depreciation	(1,878)	(1,802)
Total property and equipment, net	$99	$175

Depreciation expense was $18 and $75 for the three months ended June 30, 2026 and 2025, respectively, and $76 and $151 for the six months ended June 30, 2026 and 2025, respectively.

Note 7. Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2026	December 31, 2025

Accrued research and development expenses	$1,516	$2,546
Accrued compensation and benefits	20	34
Accrued professional fees	1,783	1,107
Accrued taxes	40	32
Other accrued expenses	562	622
Total accrued expenses	$3,921	$4,341

Note 8. Transactions with BioXcel LLC

The Company entered into a Separation and Shared Services Agreement with BioXcel LLC that took effect on June 30, 2017, as amended and restated thereafter (the “Services Agreement”), pursuant to which BioXcel LLC has agreed to provide the Company with certain intellectual property prosecution and management and research and development activities.

Under the Services Agreement, the Company had an option to enter into a separate collaborative services agreement with BioXcel LLC pursuant to which BioXcel LLC shall perform product identification and related services for us utilizing its EvolverAI. The Company agreed to pay BioXcel LLC $18 per month from March 13, 2023 to December 31, 2024 in exchange for this option. This option expired without being exercised. However, BioXcel LLC continues to perform certain administrative services under the terms of the original contract. We agreed to negotiate any such collaborative services agreement in good faith and to incorporate reasonable market-based terms, including consideration for BioXcel LLC reflecting a low, single-digit royalty on net sales and reasonable development and commercialization milestone payments, provided that (i) development milestone payments shall not exceed $10,000 in the aggregate and not be payable prior to proof of concept in humans and (ii) commercialization milestone payments shall be based on reaching annual net sales levels, be limited to 3% of the applicable net sales level, and not exceed $30,000 in the aggregate. The Company did not exercise its option to renew the agreement for product identification and related services utilizing BioXcel LLC’s EvolverAI. Subsequent to December 31, 2024 no development activity has been carried out by BioXcel LLC and none is contemplated.

Service charges recorded under the Services Agreement for the three and six months ended June 30, 2026 and 2025, respectively were as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Research and development	$105	$115	$210	$264
Selling, general and administrative	5	17	5	85
Total	$110	$132	$215	$349

As of June 30, 2026, there were no outstanding service charges related to the Services Agreement included in Due to related parties in the Company’s Condensed Consolidated Balance Sheets.

Note 9. Debt and Credit Facilities

Debt, net of unamortized discounts and financing costs, consists of the following:

	June 30, 2026	December 31, 2025

Credit Agreement and Guaranty	$93,906	$102,319
Payable-in-kind ("PIK") interest	13,246	9,837
Total debt liability	$107,152	$112,156
Unamortized debt premiums, discounts and issuance costs	(2,701)	(2,562)
Total debt	$104,451	$109,594
Less current portion of debt	(104,451)	(24,931)
Long-term debt	$—	$84,663

The Company maintains a senior secured credit facility (the “Credit Agreement”), as amended, with lenders (the “Lenders”) managed by Oaktree Fund Administration LLC (“OFA”), as administrative agent. The Lenders are comprised of affiliates of Oaktree Capital Management, L.P. The facility provides for term loans that are secured by substantially all of the assets of the Company and its guarantor subsidiaries, subject to customary exceptions.

As of June 30, 2026, borrowings under the Credit Agreement consisted of funded term loans, inclusive of previously capitalized interest and net of required principal repayments made to date. The loans are not revolving and no additional tranches remain available, as all undrawn commitments have expired.

The term loans bear interest at a fixed annual rate of 13.0%. Interest is payable quarterly in cash. The Company previously had the ability to elect payment-in-kind (“PIK”) interest through June 30, 2025, which resulted in additional amounts being capitalized as principal. Pursuant to the Tenth Amendment to the Credit Agreement (the “Tenth Amendment”), the Company subsequently regained the ability to elect PIK interest only for the second quarter of 2026 and elected such treatment for interest accrued from April 1, 2026 through June 30, 2026, with the related interest amounts capitalized to principal. The blended effective interest rate as of June 30, 2026 was approximately 16.6%.

In addition to interest, the Credit Agreement includes customary fees, including prepayment premiums and amendment-related fees. There are no remaining commitment fees as all undrawn commitments have expired. An exit fee of 0.50% of the principal amount repaid is payable upon maturity or prepayment of the loans. The loans under the Credit Agreement do not amortize and mature on April 19, 2027. The Company may, at its option, no earlier than September 21, 2026 and no later than October 21, 2026, request an extension of the maturity date to April 19, 2028, provided that the Company satisfies certain conditions including receipt of certain regulatory and financial milestones.

The Company’s obligations under the Credit Agreement are guaranteed by BTI’s existing and subsequently acquired or organized subsidiaries, subject to certain exceptions. BTI’s obligations under the Credit Agreement and the related guarantees thereunder are secured, subject to customary permitted liens and other agreed upon exceptions, by (i) a pledge of all of the equity interests of all of the Company’s existing and any future direct subsidiaries, and (ii) a perfected security interest in all of its and the guarantors’ tangible and intangible assets (except that the guarantees provided by the BXCL701 Subsidiaries are unsecured).

The Credit Agreement contains customary affirmative and negative covenants, including restrictions on additional indebtedness, liens, investments, asset sales, and distributions, and requires the Company to maintain a specified minimum level of cash and cash equivalents under a minimum liquidity covenant. As of June 30, 2026, the Company had satisfied the minimum liquidity requirement of $12,500.

The Credit Agreement includes customary events of default, including payment defaults, covenant breaches, cross-defaults, bankruptcy-related events, and certain regulatory-related events. Upon an event of default, the lenders may accelerate the obligations and exercise remedies against the collateral.

Warrants

In connection with prior period amendments to the Credit Agreement, the Company issued and modified several warrants as part of its financing arrangements. The “Closing Date Warrants”, originally issued in April 2022, were amended and restated in December 2023 to reduce the exercise price, and the Company concurrently issued additional “2023 Warrants”, with both sets of warrants exercisable at the same price, expiring on April 19, 2029, and subject to net exercise provisions. At the subsidiary level, “OnkosXcel Warrants” were issued to purchase limited liability company units, with a formula-based exercise price contingent on future equity financings or liquidity events and similarly expiring in 2029. Subsequently, in connection with a later amendment, the Company issued “2024 Warrants” with an exercise price based on a premium to recent market prices, which also expire on April 19, 2029 and may be net exercised.

2026 Credit Agreement Amendment

On March 27, 2026, the Company entered into the Ninth Amendment to Credit Agreement, and by and among the Company, as the borrower, the Lenders and OFA as administrative agent, which included among other things, (i) a waiver of the “going concern” qualification for our audited annual financial statements for the year ended December 31, 2025 and (ii) a reduction in the Credit Agreement’s minimum liquidity covenant of $2,500 (from $15,000 to $12,500).

In connection with the Ninth Amendment the Company (i) made a one-time prepayment of the principal amount of $2,500, together with accrued and unpaid interest thereon on March 31, 2026, (ii) granted warrants to the Lenders to purchase up to 1,354 shares of common stock of the Company, at an exercise price of $0.01 per share (the “April 2026 Warrants”) and (iii) following receipt of aggregated gross proceeds following the effective date of the Ninth Amendment from (a) the issuance of the Company’s common stock, warrants and/or pre-funded warrants, (b) non-refundable cash consideration from partnering transactions, (c) the issuance of the Company’s subordinated debt and/or (d) sales by the Company of its assets, in each case ((a) through (d)), in transactions permitted under the Credit Agreement (“Capital Raise Activities”), make a prepayment of the loans under the Credit Agreement in an aggregate principal amount equal to 50% of such gross cash proceeds, together with accrued interest thereon and any fees or premia (including prepayment premium) payable in connection therewith; provided, that the foregoing requirement will not apply (A) with respect to the first $2,500 in the aggregate of proceeds raised from Capital Raise Activities (as defined in the Credit Agreement) and (B) once the aggregate principal amount of the Loans prepaid pursuant to one or more Capital Raise Prepayments equals $2,500.

On April 30, 2026 and May 2, 2026, the Company issued 671 and 671 shares of its common stock, respectively, in connection with the cashless exercise of the 1,354 warrants.

As of June 30, 2026, the Company was in compliance with all financial and restrictive covenants under the Credit Agreement.

Maturities of debt are expected to be as follows:

June 30, 2026

2026	$20,233
2027	$86,919
Thereafter	$—

Interest expense was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025

Interest expense	$3,483	$3,829	$7,179	$7,472
Accretion of debt discount and amortization of financing costs	774	393	1,276	743
Total interest expense	$4,257	$4,222	$8,455	$8,215

Note 10. Derivative Financial Instruments

BTI identified certain freestanding financial instruments and/or embedded features that require separate accounting from the borrowings under the OFA Facilities. This includes the OnkosXcel Warrants held by the Lenders. The OnkosXcel Warrants do not meet certain scope exceptions under U.S. GAAP, primarily because the exercise price and number of shares of the Company’s common stock issuable under the instrument is variable, and the instrument meets the definition of a derivative instrument. Therefore, this instrument is recorded as Derivative liabilities in the Condensed Consolidated Balance Sheets. The Derivative liability was recorded at fair value on the date of issuance and is revalued on each balance sheet date until the instrument is settled or expire, with changes in the fair value between reporting periods recorded within Other (income) expense, net in the Company’s Condensed Consolidated Statements of Operations.

On March 25, 2024, with respect to the Purchase Agreement discussed in Note 11, Common Stock Financing Activities, BTI determined that the Accompanying Warrants fail the equity classification criteria and are therefore classified as liabilities in accordance with ASC 480, Distinguishing Liabilities from Equity ("ASC 480") and ASC 815, Derivatives and Hedging (“ASC 815”). The Accompanying Warrants failed to meet the requirements to be indexed to equity and equity classified, and meet the definition of a derivative instrument. Therefore, these instruments are recorded as Derivative liabilities in the Condensed Consolidated Balance Sheet as of June 30, 2026. The respective derivative liabilities were recorded at fair value on the date of issuance and are revalued on each balance sheet date until such instruments are settled or expire, with changes in the fair value between reporting periods recorded within Other (income) expense, net in the Company’s Condensed Consolidated Statements of Operations. We value the Accompanying Warrants using the Black-Scholes option pricing model as discussed in Note 14, Fair value measurements.

On November 21, 2024, the exercise price of 534 of the total 539 Accompanying Warrants was reduced from $51.20 to $9.136 per share. On March 10, 2026, in connection with the March 2026 Offering discussed in Note 11, Common Stock Financing Activities, the exercise price of 534 of the Accompanying Warrants was further reduced from $9.136 to $1.614 per share, the exercise price of the remaining 5 Accompanying Warrants was reduced from $51.20 to $1.614 per share and the term of all 539 Accompanying Warrants was extended to five years following the closing date of the March 2026 Offering. As a result of the repricing, the Company recorded the increase in fair value of $224 as an increase to the carrying value of Derivative liabilities, and as a reduction to Additional paid-in-capital in the Company’s Condensed Consolidated Balance Sheets. For the three and six months ended June 30, 2026, the Company recorded a net loss of $34 and a net gain of $96, respectively, in Other (income) expense, net, in the Company’s Condensed Consolidated Statements of Operations. As of June 30, 2026, the fair value of the Accompanying Warrants was $630.

On November 25, 2024, with respect to the Underwriter Agreement discussed in Note 11, Common Stock Financing Activities, the Company issued additional warrants (the “November 2024 Accompanying Warrants”). The November 2024 Accompanying Warrants failed to meet the requirements to be indexed to equity and equity classified, and meet the definition of a derivative instrument. Therefore, these instruments are recorded as Derivative liabilities in the Consolidated Balance Sheet as of June 30, 2026. The respective derivative liabilities were recorded at fair value on the date of issuance and are revalued on each balance sheet date until such instruments are settled or expire, with changes in the fair value between reporting periods recorded within Other (income) expense, net in the Company’s Condensed Consolidated Statements of Operations.

On March 10, 2026, in connection with the March 2026 Offering discussed in Note 11, Common Stock Financing Activities, the exercise price of 846 of the total 913 November 2024 Accompanying Warrants was reduced from $7.68 to $1.614 per share and the term was extended to five years following the closing date of the March 2026 Offering. As a result of the repricing, the Company recorded the increase in fair value of $282 as an increase to the carrying value of Derivative liabilities, and as a reduction to Additional paid-in-capital in the Company’s Condensed Consolidated Balance Sheets. For the three and six months ended June 30, 2026, the Company recorded a net loss of $56 and a net gain of $170, respectively, in Other (income) expense, net, in the Company’s Condensed Consolidated Statements of Operations. As of June 30, 2026, the fair value of the November 2024 Accompanying Warrants was $1,046.

On March 3, 2025, with respect to the March 2025 Offering discussed in Note 11, Common Stock Financing Activities, the Company issued additional warrants (the “March 2025 Accompanying Warrants”). The March 2025 Accompanying Warrants failed to meet the requirements to be indexed to equity and equity classified, and meet the definition of a derivative instrument. Therefore, these instruments are recorded as Derivative liabilities in the Condensed Consolidated Balance Sheet as of June 30, 2026. The respective derivative liabilities were recorded at fair value on the date of issuance and are revalued on each balance sheet date until such instruments are settled or expire, with changes in the fair value between reporting periods recorded within Other (income) expense, net in the Company’s Condensed Consolidated Statements of Operations. In August 2025, 2,300 of the March 2025 Accompanying Warrants were exercised. In connection with the exercise, the Company remeasured the fair value of the warrant liability, resulting in a recognized net loss of $9,920 recorded in Other (income) expense, net in the Company’s Condensed Consolidated Statements of Operations. As of June 30, 2026, the fair value of the remaining 1,700 March 2025 Accompanying Warrants was $167. For the three and six months ended June 30, 2026, the Company recorded a net loss of $16 and a net gain of $187, for the remaining warrants in Other (income) expense, net, in the Company’s Condensed Consolidated Statements of Operations.

In connection with the March 2025 Offering discussed in Note 11, Common Stock Financing Activities, the Company also issued option warrants (the “Option Warrants”). The Option Warrants failed to meet the requirements to be indexed to equity and equity classified, and meet the definition of a derivative instrument. Therefore, these instruments are initially recorded as Derivative liabilities. The respective derivative liabilities were recorded at fair value on the date of issuance in the amount of $369. The Option Warrants expired on March 18, 2025 without being exercised, and the Company recorded a termination gain of $369 in Other (income) expense, net, in the Company’s Condensed Consolidated Statements of Operations. As of June 30, 2026, the fair value of the Option Warrants was $0.

On March 10, 2026, with respect to the March 2026 Offering discussed in Note 11, Common Stock Financing Activities, the Company issued additional warrants (the “March 2026 Accompanying Warrants”). The March 2026 Accompanying Warrants failed to meet the requirements to be indexed to equity and equity classified, and met the definition of a derivative instrument. Therefore, these instruments are recorded as Derivative liabilities in the Condensed Consolidated Balance Sheet as of June 30, 2026. The respective derivative liabilities were recorded at fair value on the date of issuance in the amount of $5,940 and are revalued on each balance sheet date until such instruments are settled or expire, with changes in the fair value between reporting periods recorded within Other (income) expense, net in the Company’s Condensed Consolidated Statements of Operations. As of June 30, 2026, the fair value of the March 2026 Accompanying Warrants was $5,267. For the three and six months ended June 30, 2026, the Company recorded a net loss of $287, and a net gain of $673, respectively, in Other (income) expense, net, in the Company’s Condensed Consolidated Statements of Operations.

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

The Accompanying Warrants have an exercise price per share of common stock equal to $51.20 per share. The exercise price and the number of shares of common stock issuable upon exercise of the Accompanying Warrants are subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. The Accompanying Warrants will be exercisable at any time after the date of issuance and will expire on the fifth anniversary of the date of issuance. The Accompanying Warrants do not meet certain scope exceptions under U.S. GAAP, primarily because they did not meet the requirements to be indexed to equity and equity classified, and the instruments meet the definition of a derivative instrument. Therefore, these instruments are recorded as Derivative liabilities in the Condensed Consolidated Balance Sheet as of June 30, 2026. There were no warrant exercises during the three and six months ended June 30, 2026.

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

The November 2024 Accompanying Warrants originally had an exercise price per share of common stock equal to $7.68 per share. The exercise price and the number of shares of common stock issuable upon exercise of the November 2024 Accompanying Warrants are subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. The November 2024 Accompanying Warrants are exercisable at any time after the date of issuance and will expire on the fifth anniversary of the date of issuance. The November 2024 Accompanying Warrants do not meet certain scope exceptions under U.S. GAAP, primarily because they did not meet the requirements to be indexed to equity and equity classified, and the instruments meet the definition of a derivative instrument. Therefore, these instruments are recorded as Derivative liabilities in the Condensed Consolidated Balance Sheet as of June 30, 2026. There were no warrant exercises during the three and six months ended June 30, 2026.

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

The March 2025 Accompanying Warrants have an exercise price per share of common stock equal to $4.20 per share. The exercise price and the number of shares of common stock issuable upon exercise of the March 2025 Accompanying Warrants are subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. The March 2025 Accompanying Warrants will be exercisable at any time after the date of issuance and will expire on the fifth anniversary of the date of issuance. The March 2025 Accompanying Warrants do not meet certain scope exceptions under U.S. GAAP, primarily because they did not meet the requirements to be indexed to equity and equity classified, and the instruments meet the definition of a derivative instrument. Therefore, these instruments are recorded as Derivative liabilities in the Condensed Consolidated Balance Sheet as of June 30, 2026. During the third quarter of 2025, 2,300 March 2025 Accompanying Warrants were exercised and the same number of common stock were issued in exchange for $9,660 of proceeds received. There were no warrant exercises during the three and six months ended June 30, 2026.

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

On August 6, 2025, the Company increased the maximum amount of shares that are eligible to be sold pursuant to the Equity Distribution Agreement to allow for the offer and sale of up to $3,500 of its common stock. Following the sale of common stock, the Company raised sufficient net proceeds to satisfy the Raise 3 requirement under a prior amendment to the Credit Agreement.

On August 18, 2025, the Company filed a prospectus supplement with the Securities and Exchange Commission for the offer and sale of up to $80,000 shares of common stock pursuant to the Equity Distribution Agreement. For the three months ended June 30, 2026, the Company sold 2,706 shares for gross proceeds of $3,109 and received proceeds of $3,047, net of issuance costs of $62. For the six months ended June 30, 2026, the Company sold 2,951 shares for gross proceeds of $3,607 and received proceeds of $3,535, net of issuance costs of $72.

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

The Pre-Funded Warrants have an exercise price per share of common stock equal to $0.001 per share. The exercise price and the number of shares of common stock issuable upon exercise of the Pre-Funded Warrants are subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. The Pre-Funded Warrants are exercisable at any time after the date of issuance. The Pre-Funded Warrants meet the equity classification criteria and are therefore classified as equity. During the three months ended March 31, 2026, all 2,020 Pre-Funded Warrants were exercised and the same number of common stock were issued in exchange for $2 of proceeds received.

The March 2026 Accompanying Warrants have an exercise price per share of common stock equal to $1.614 per share. The exercise price and the number of shares of common stock issuable upon exercise of the March 2026 Accompanying Warrants are subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. The March 2026 Accompanying Warrants will be exercisable at any time after the date of issuance and will expire on the fifth anniversary of the date of issuance. The March 2026 Accompanying Warrants do not meet certain scope exceptions under U.S. GAAP, primarily because they did not meet the requirements to be indexed to equity and equity classified, and the instruments meet the definition of a derivative instrument. Therefore, these instruments are recorded as Derivative liabilities in the Condensed Consolidated Balance Sheet as of June 30, 2026. There were no warrant exercises during the three and six months ended June 30, 2026.

Rodman & Renshaw LLC (the “Placement Agent”) acted as the Company’s exclusive placement agent in connection with the March 2026 Offering. As compensation in connection with the March 2026 Offering, the Company agreed to (i) pay the Placement Agent a cash fee equal to 6.0% of the gross proceeds from the March 2026 Offering, (ii) reimburse certain expenses of $75, (iii) pay $16 for clearing and closing expenses, and (iv) issue to the Placement Agent or its designees warrants to purchase a number of shares of Common Stock equal to 4.0% of the aggregate number of shares placed in the Registered Direct Offering (180,031 shares), at an exercise price equal to 125% of the offering price per share (or $2.0175 per share), with a term of five years from the commencement of the Registered Direct Offering (the “March 2026 Placement Agent Warrants”). The exercise price and the number of shares of common stock issuable upon exercise of the March 2026 Placement Agent Warrants are subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. The March 2026 Placement Agent Warrants will be exercisable at any time after the date of issuance and will expire on the fifth anniversary of the date of issuance. The March 2026 Placement Agent Warrants met certain scope exceptions under ASC 718 for equity classification. Therefore, these instruments are recorded as a component of stockholders’ equity in Additional-paid-in-capital in the Condensed Consolidated Balance Sheet as of June 30, 2026. There were no warrant exercises during the three and six months ended June 30, 2026.

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

As of June 30, 2026, there were 435 shares available to be granted under the 2020 Plan.

BTI Restricted stock units

The table below summarizes activity relating to BTI RSUs.

Number of
shares

Outstanding as of January 1, 2026	107
Granted	409
Cancelled	(3)
Vested	(205)
Outstanding as of June 30, 2026	308

During the six months ended June 30, 2026, the Company granted 409 time-based BTI RSUs. These BTI RSUs vest quarterly over two years, with vesting beginning on November 4, 2025. The weighted average grant date fair value per share for the BTI RSUs for the six months ended June 30, 2026 was $1.86. The outstanding BTI RSUs issued prior to 2026 generally vest over four years, with 25% vesting at the one-year anniversary of the grant date and the balance vesting ratably over the remaining 12 quarters of the vesting period. The total fair value of BTI RSUs vested in the six months ended June 30, 2026 was $254. Unrecognized stock-based compensation expense related to the BTI RSUs was approximately $380 and $445 as of June 30, 2026 and 2025, respectively.

OnkosXcel profit sharing units

The table below summarizes activity relating to the PSUs associated with OnkosXcel as described below.

		Weighted average
	Number of	price per unit
	units	(in whole dollars)

Outstanding as of January 1, 2026	1,072	$5,663
Granted	—	$—
Cancelled	—	$—
Forfeited	—	$—
Outstanding as of June 30, 2026	1,072

Vested units as of June 30, 2026	1,061	$5,611

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

Unrecognized stock-based compensation expense related to these awards was $44 and $40 as of June 30, 2026 and 2025, respectively.

OnkosXcel restricted stock units

The table below summarizes activity relating to the OnkosXcel RSUs.

Number of
units

Outstanding as of January 1, 2026	135
Granted	—
Vested	(4)
Cancelled	—
Outstanding as of June 30, 2026	131

As of June 30, 2026, the Company had 131 OnkosXcel Restricted Stock Units outstanding. Unrecognized stock-based compensation expense related to the awards expected to vest was approximately $9 and $40 as of June 30, 2026 and 2025, respectively.

BTI Stock options

A summary of the Company’s stock option activity for the six months ended June 30, 2026 is presented below.

	Number of	Weighted average
	shares	price per share

Outstanding as of January 1, 2026	352	$202.81
Granted	119	$2.01
Forfeited	(1)	$143.42
Cancelled	(3)	$387.85
Exercised	—	$—
Outstanding as of June 30, 2026	467	$150.78

Options vested and exercisable as of June 30, 2026	332	$206.82

As of June 30, 2026, the intrinsic value of options outstanding was $0. The intrinsic value for stock options is calculated based on the difference between the exercise prices of the underlying awards and the quoted stock price of the Company’s common stock as of the reporting date.

No stock options were exercised for the six months ended June 30, 2026. As of June 30, 2026, the total intrinsic value of stock options exercisable was $0.

The weighted average grant date fair value per share of options granted as of June 30, 2026 was $1.73.

The weighted average grant date fair value per share of options vested as of June 30, 2026 was $152.85.

The weighted average remaining contractual life is 4.9 years for options exercisable as of June 30, 2026. The weighted average remaining contractual life was 6.2 years for options outstanding as of June 30, 2026.

Unrecognized compensation expense related to unvested stock option awards as of June 30, 2026 was $232 and will be recognized over the remaining vesting periods of the underlying awards. The weighted-average period over which such compensation is expected to be recognized is 0.5 years.

Stock-Based Compensation

The fair value of stock options granted during the six months ended June 30, 2026 and 2025 was estimated using the Black-Scholes pricing model with the following assumptions:

	Six months ended		Six months ended
	June 30, 2026		June 30, 2025

Expected term	5.5	years	5.3	years
Expected stock price volatility	122.0%		112.0%
Risk-free rate of interest	3.8%		4.5%
Expected dividend yield	0.0%		0.0%

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

The Company recognized stock-based compensation expense related to awards issued under the 2017 Plan and the 2020 Plan, as well as the OnkosXcel RSUs and PSUs, of $358 and $1,556 for the three months ended June 30, 2026 and 2025, respectively, and $793 and $1,736 for the six months ended June 30, 2026 and 2025, respectively, which were comprised as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Research and development	$51	$648	$130	$134
Selling, general and administrative	307	908	663	1,602
Total	$358	$1,556	$793	$1,736

2020 Employee Stock Purchase Plan

The Company’s 2020 Employee Stock Purchase Plan (the “ESPP”) was also approved and became effective at the Company’s 2020 annual meeting of stockholders on May 20, 2020. The ESPP is designed to assist eligible employees of the Company with the opportunity to purchase the Company’s common stock at a discount through accumulated payroll deductions during successive offering periods. The aggregate number of shares that were initially available to be issued pursuant to rights granted under the ESPP was 6 shares of common stock. In addition, the number of shares available for issuance under the ESPP increases on the first day of each calendar year, beginning on January 1, 2021 and ending on and including January 1, 2030, by a number of shares of common stock equal to the lesser of (a) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as determined by the Board of Directors. The number of shares that may be issued or transferred pursuant to rights granted under the component of the ESPP that is intended to qualify for favorable U.S. federal tax treatment under Section 423 of the Internal Revenue Code (the “Section 423 Component”) shall not exceed 31 shares. The purchase price will be determined by the administrator of the ESPP and, for purposes of the Section 423 Component, shall not be less than 85% of the fair value of a share on the first trading day or on the last trading day of the applicable offering period, whichever is lower. The shares available for issuance under the ESPP increased by 224 shares and 31 shares on January 1, 2026 and 2025, respectively. To date, no shares have been sold under the ESPP. There were 330 shares available for issuance as of June 30, 2026.

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

Lease expense was $101 and $101 for the three months ended June 30, 2026 and 2025, respectively, and $204 and $202 for the six months ended June 30, 2026 and 2025, respectively.

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

The carrying amounts of cash and cash equivalents, accounts receivable, net, and accounts payable approximate fair value due to the short-term nature of these instruments. As of June 30, 2026 and December 31, 2025, the Company had $12,624 and $27,085, respectively, primarily in money market funds that hold U.S. government cash equivalent instruments (included in cash and cash equivalents) which were valued based on Level 1 inputs. There were no transfers between levels within the hierarchy during the three and six months ended June 30, 2026 and the year ended December 31, 2025.

Derivative liabilities measured at fair value on a recurring basis are summarized below.

	As of
	June 30, 2026
	Level 1	Level 2	Level 3	Total

Derivative liability - BTI Warrants	$—	$6,943	$167	$7,110
Derivative liability - OnkosXcel Warrants	—	—	—	—
Total derivative liabilities	$—	$6,943	$167	$7,110

	As of
	December 31, 2025

	Level 1	Level 2	Level 3	Total

Derivative liability - BTI Warrants	$—	$1,436	$354	$1,790
Derivative liability - OnkosXcel Warrants	—	—	—	—
Total derivative liabilities	$—	$1,436	$354	$1,790

Derivative liabilities are comprised of the OnkosXcel Warrants, BTI Warrants, and Option Warrants. The fair value of the derivative liabilities was determined using Binomial Option Pricing and Distribution models for the OnkosXcel Warrants and Option Warrants, and the Black Scholes model was used for the BTI Warrants.

The following table presents changes in Level 3 liabilities measured at fair value for the six months ended June 30, 2026 and 2025. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category.

	Six months ended
	June 30,
	2026	2025

Derivative liabilities, Balance - January 1	$354	$40
Addition of derivative liabilities - BTI Warrant (March 2025 Accompanying Warrants)	—	2,831
Addition of derivative liabilities - Option Warrant	—	369
Termination of derivative liabilities - Option Warrant	—	(369)
Change in fair value	(187)	(1,856)
Derivative liabilities, Balance - June 30	$167	$1,015

The derivative liabilities were reported at their fair values in the Condensed Consolidated Balance Sheets. The change in fair value of the derivative liabilities was reported in the Condensed Consolidated Statements of Operations as Other (income) expense, net, for the three and six months ended June 30, 2026.

In estimating the fair value of the derivative liability related to the OnkosXcel Warrants, inputs included third-party fair value estimates of OnkosXcel limited liability company units along with the volatility of those units based on the historical volatility of the Company’s stock, along with a peer group of comparable publicly traded companies), and the timing and probability of the relevant capital transactions occurring. As of June 30, 2026, the OnkosXcel Warrants had no fair value, as the Company does not anticipate a public offering of OnkosXcel at this time.

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

In estimating the fair value of the derivative liability related to the BTI Warrants – March 2025 Accompanying Warrants, the valuation inputs used were a strike price of $4.20, the Company’s stock price of $2.70, volatility of 39.2% (adjusted to set the value of securities in the March 2025 Offering equal to the consideration paid), a term of 5 years and a risk-free rate of 4.01%. As the fair value measurement of the derivative liability related to the BTI Warrants – March 2025 Accompanying Warrants is classified within Level 3 of the fair value hierarchy and relies on a significant unobservable input (volatility), the resulting fair value is subject to inherent measurement uncertainty. Reasonably possible changes in the volatility assumption at the reporting date could have resulted in a significantly higher or lower fair value measurement and increases in volatility would generally increase the fair value of the warrant liability while decreases in volatility would reduce it. The Company remeasured the fair value of the remaining warrants at June 30, 2026 of $167, and for the three and six months ended June 30, 2026 recorded a net loss of $16 and a net gain of $187, respectively, within Other (income) expense, net in the Company’s Condensed Consolidated Statements of Operations. The valuation inputs used as of June 30, 2026 were a strike price of $4.20, the Company’s stock price of $1.41, volatility of 41.32%, term of 3.7 years and risk-free rate of 4.17%.

The estimated fair value of the Credit Agreement as of June 30, 2026 and December 31, 2025 was $106,445 and $107,850, respectively. Both observable and unobservable inputs were used to determine the fair value of long-term debt, which was classified within the Level 3 category.

The following table presents the BTI warrants issued and outstanding by the Company and the corresponding balance sheet classification:

Warrant Recipient	Warrant Type	Issue Date	Exercise Price	Number of Warrants	Classification

Lenders	Closing Date Warrants	4/19/2022	$7.68	18	Equity
Lenders	2023 Warrants	12/5/2023	$7.68	4	Equity
Lenders	2024 Warrants	3/20/2024	$7.68	6	Equity
Armistice Capital Master Fund Ltd.	Accompanying Warrants	3/27/2024	$1.614	539	Derivative Liability
Armistice Capital Master Fund Ltd.	November 2024 Accompanying Warrants	11/25/2024	$1.614	846	Derivative Liability
Heights Capital Management	November 2024 Accompanying Warrants	11/25/2024	$7.68	27	Derivative Liability
Hudson Bay Capital Management	November 2024 Accompanying Warrants	11/25/2024	$7.68	27	Derivative Liability
IntraCoastal Capital, LLC	November 2024 Accompanying Warrants	11/25/2024	$7.68	13	Derivative Liability
Murchison Capital Partners, LP and assignees	March 2025 Accompanying Warrants	3/4/2025	$4.20	1,700	Derivative Liability
Armistice Capital Master Fund Ltd.	March 2026 Accompanying Warrants	3/11/2026	$1.61	4,500	Derivative Liability
Augustus Trading LLC	March 2026 Placement Agent Warrants	3/11/2026	$2.0175	79	Equity
David Dinkin	March 2026 Placement Agent Warrants	3/11/2026	$2.0175	71	Equity
Wilson Drive Holdings LLC	March 2026 Placement Agent Warrants	3/11/2026	$2.0175	30	Equity
Total warrants issued				7,860

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

As discussed in Note 9, Debt and Credit Facilities, the Company amended and restated the Closing Date Warrants granted to the Lenders to have an exercise price of $58.3232 per share.

Using a Black-Scholes pricing model, the Company determined that the Closing Date Warrants’ fair values at the original strike price of $320.64 and the amended strike price of $58.3232 were $548 and $802, respectively, as of the Amendment Effective Date. The Closing Date Warrants’ incremental increase in fair value for the repricing of $254, was recorded as a component of stockholders’ equity in Additional-paid-in-capital in the Condensed Consolidated Balance Sheets, with the offset recorded as a discount on the amounts refinanced under the Credit Agreement.

In connection with a prior amendment to the Credit Agreement, the Company issued 4 “2023 Warrants” at a strike price of $58.3232 per share. The fair value of the 2023 Warrants, which is a non-recurring fair value, was determined as of the date of issuance using a Black-Scholes pricing model and the fair value of $200 was recorded as a component of stockholders’ equity in Additional-paid-in-capital in the Condensed Consolidated Balance Sheets, with the offset recorded as a discount on the amounts funded under the Credit Agreement. This non-recurring measurement is classified as Level 2. The inputs used were a strike price of $58.3232, the Company’s stock price of $59.36, volatility of 99%, term of 5.4 years and risk-free rate of 4.14%.

In connection with a prior amendment to the Credit Agreement, the Company issued 6 “2024 Warrants” at a strike price of $49.1568 per share. The fair value of the “2024 Warrants”, which was a non-recurring fair value, was determined as of the date of issuance using a Black-Scholes pricing model and the fair value of $224 was recorded as a component of stockholders’ equity in Additional-paid-in-capital in the Condensed Consolidated Balance Sheets, with the offset recorded as a discount on the amounts funded under the OFA Facilities. This non-recurring measurement is classified as Level 2. The inputs used were a strike price of $49.1568, the Company’s stock price of $44.48, volatility of 112.2%, term of 5 years and risk-free rate of 4.25%.

In addition, in connection with a prior amendment to the Credit Agreement, on the Amendment Effective Date of November 25, 2024, the Company amended and restated the Closing Date Warrants, 2023 Warrants, and 2024 Warrants granted to the Lenders to have an exercise price of $7.68 per share.

Using a Black-Scholes pricing model, the Company determined that the Closing Date Warrants, 2023 Warrants, and 2024 Warrants’ fair values at the previously amended strike price of $58.3232 and original strike price of $49.1568 the amended strike price of $7.68 were $105 and $164, respectively, as of the Amendment Effective Date. The Closing Date Warrants, 2023 Warrants, and 2024 Warrants’ incremental increase in fair value for the repricing of $59, was recorded as a component of stockholders’ equity in Additional-paid-in-capital in the Condensed Consolidated Balance Sheets, with the offset recorded as a discount on the amounts refinanced under the Credit Agreement.

The fair value of the Accompanying Warrants at issuance on March 25, 2024 was determined using a Black-Scholes pricing model and was recorded as a derivative liability with the offset recorded as a component of stockholders’ equity in Additional-paid-in-capital in the Condensed Consolidated Balance Sheets. This fair value measurement is classified as Level 2. On November 25, 2024, 534 of the 539 Accompanying Warrants’ strike price were amended to $9.136. In connection with the March 2026 Offering discussed in Note 11, Common Stock Financing Activities, all 539 Accompanying Warrants’ strike price were amended to $1.614 and the term was extended to five years following the closing date of the March 2026 Offering, as part of the consideration provided to one of the investors in the offering. The increase in fair value due to the amended strike price of $224 was recorded as an increase in the carrying value of the Derivative liability, with the offset recorded a reduction to Additional paid-in-capital in the Company’s Condensed Consolidated Balance Sheets. The Company remeasured the Accompanying Warrants’ fair value at June 30, 2026 of $630, and for the three and six months ended June 30, 2026 recorded a net loss of $34 and a net gain of $96, respectively, within Other (income) expense, net in the Company’s Condensed Consolidated Statements of Operations. The valuation inputs used as of June 30, 2026 were a strike price of $1.614, the Company’s stock price of $1.41, volatility of 125.0%, term of 4.7 years and risk-free rate of 4.19%.

The fair value of the November 2024 Accompanying Warrants at issuance on November 25, 2024 was determined using a Black-Scholes pricing model and was recorded as a derivative liability with the offset recorded as a component of stockholders’ equity in Additional-paid-in-capital in the Condensed Consolidated Balance Sheets. This fair value measurement is classified as Level 2. In connection with the March 2026 Offering discussed in Note 11, Common Stock Financing Activities, 846 of the 913 November 2024 Accompanying Warrants’ strike price were amended to $1.614 and the term was extended to five years following the closing date of the March 2026 Offering, as part of the consideration provided to one of the investors in the offering. The increase in fair value due to the amended strike price of $282 was recorded as an increase in the carrying value of the Derivative liability, with the offset recorded a reduction to Additional paid-in-capital in the Company’s Condensed Consolidated Balance Sheets. The Company remeasured the November 2024 Accompanying Warrants’ fair value at June 30, 2026 of $1,046, and for the three and six months ended June 30, 2026 recorded a net loss of $56 and a net gain of $170, respectively, within Other (income) expense, net in the Company’s Condensed Consolidated Statements of Operations. The valuation inputs used as of June 30, 2026 for the 846 amended November 2024 Accompanying Warrants were a strike price of $1.614, the Company’s stock price of $1.41, volatility of 125.0%, term of 4.7 years and risk-free rate of 4.19%. The valuation inputs used as of June 30, 2026 for the remaining 67 November 2024 Accompanying Warrants were a strike price of $7.680, the Company’s stock price of $1.41, volatility of 136.3%, term of 3.4 years and risk-free rate of 4.16%.

The fair value of the March 2026 Accompanying Warrants at issuance on March 11, 2026 was determined using a Black-Scholes pricing model and the fair value of $5,940 was recorded as a derivative liability with the offset recorded as a component of stockholders’ equity in Additional-paid-in-capital in the Condensed Consolidated Balance Sheets. This fair value measurement is classified as Level 2. The valuation inputs used were a strike price of $1.614, the Company’s stock price of $1.57, volatility of 121.8%, a term of 5 years and a risk-free rate of 3.79%. The Company remeasured the March 2026 Accompanying Warrants’ fair value at June 30, 2026 of $5,267, and for the three and six months ended June 30, 2026 recorded a net loss of $287 and a net gain of $673, respectively, within Other (income) expense, net in the Company’s Condensed Consolidated Statements of Operations. The valuation inputs used as of June 30, 2026 were a strike price of $1.614, the Company’s stock price of $1.41, volatility of 125.0%, term of 4.7 years and risk-free rate of 4.19%.

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

Note 15. Net Loss Per Share

Basic and diluted net loss per share are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025

Net loss (numerator)	$(14,713)	$(19,187)	$(27,404)	$(26,441)
Weighted average shares (denominator)	30,300	7,843	26,954	6,347
Basic and diluted net loss per share	$(0.49)	$(2.45)	$(1.02)	$(4.17)

Potentially dilutive securities outstanding consists of stock options, RSUs and performance units, and BTI warrants. The Company had common stock equivalents outstanding are as follows:

	As of
	June 30,
	2026	2025

Stock options	467	351
Restricted stock units	308	77
Performance stock units	—	57
BTI Warrants	7,860	5,479
Total common stock equivalents	8,635	5,964

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

On January 27, 2026, the parties filed a joint motion to vacate deadlines pending settlement, and on February 27, 2026, the parties filed a stipulation regarding settlement. The settlement agreement includes a cash payment of $9,750 funded by the Company’s insurance carriers. On March 2, 2026, the Court granted preliminary approval of the settlement. Accordingly, the Company recorded an estimated $9,750 liability within Other current liabilities in the Company’s Condensed Consolidated Balance Sheets with a corresponding insurance recovery for the 100% portion to be paid directly by certain of the Company’s insurance carriers within Other current assets in the Company’s Condensed Consolidated Balance Sheets. In March 2026, the insurance carriers funded the settlement escrow for the $9,750 cash settlement. The settlement is subject to the hearing on the motion for final approval, scheduled for September 2, 2026, and no payments will be released from escrow until such approval is granted. Accordingly, the settlement liability and related insurance recovery will remain recorded on the Company’s Condensed Consolidated Balance Sheets until final approval of the settlement is obtained.

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

On March 20, 2026, Plaintiff Travis Vrana filed a stockholder derivative complaint purportedly on behalf of the Company and against Peter Mueller, June Bray, Sandeep Laumas, David Mack, Vimal Mehta, Michael Miller, Rajiv Patni, Michal Votruba, Richard I. Steinhart, and Robert Risinger as Defendants, and the Company as Nominal Defendant under the caption Vrana v. Mueller et al, 3:26-cv-00423 (D. Conn.). The complaint alleges similar claims to those raised in In re BioXcel Therapeutics, Inc. Stockholder Derivative Litigation, 3:23-cv-1554 (D. Conn.), including business torts and violations of the Securities Exchange Act of 1934. On May 19, 2026, the Court in Vrana v. Mueller et al, 3:26-cv-00423 (D. Conn.), entered the parties’ joint stipulation staying that case for a period of 90 days.

On May 15, 2026, Plaintiff Chirag Mody filed a stockholder derivative complaint purportedly on behalf of the Company and against Vimal Mehta, Peter Mueller, June Bray, Sandeep Laumas, Michael Miller, Michal Votruba, Richard I. Steinhart, Robert Risinger, and Krishnan Nandabalan as Defendants, and the Company as Nominal Defendant under the caption Mody v. Mehta et al, 3:25-cv-00762 (D. Conn.). The complaint alleges similar claims to those raised in In re BioXcel Therapeutics, Inc. Stockholder Derivative Litigation, 3:23-cv-1554 (D. Conn.), including business torts and violations of the Securities Exchange Act of 1934. On July 14, 2026, the Court in Mody v. Mehta et al, 3:25-cv-00762 (D. Conn.), entered the parties’ joint stipulation staying that case for a period of 90 days.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025

Product revenue, net	$182	$120	$388	$288
Less:
Cost of goods sold	$22	$107	$305	$121
Research and development costs:
Personnel and related costs	$1,404	$1,585	$2,869	$3,267
Non-cash stock-based compensation	51	648	130	134
Professional fees	501	1,007	1,043	1,786
Clinical trials expense	334	6,119	717	8,137
Chemical, manufacturing and controls cost	632	535	823	710
Other expenses	242	362	537	776
Total research and development costs	$3,164	$10,256	$6,119	$14,810
Commercial costs:
Personnel and related costs	78	84	156	163
Non-cash stock-based compensation	—	—	—	-
Professional fees	74	138	92	176
Commercial and marketing	52	38	146	207
Travel related expenses	3	12	6	21
Other expenses	10	(45)	24	(133)
Total commercial costs	$217	$227	$424	$434
Selling, general and administrative costs:
Personnel and related costs	1,104	946	$2,160	$1,939
Non-cash stock-based compensation	307	908	663	1,602
Professional fees	4,794	2,572	9,312	5,406
Travel related expenses	38	132	110	248
Other expenses	729	824	1,711	1,679
Total selling, general and administrative costs	$6,972	$5,382	$13,956	$10,874
Total operating expenses	$10,375	$15,972	$20,804	$26,239
Other (income) expense
Interest expense	4,257	4,222	8,455	8,215
Interest income	(131)	(230)	(342)	(509)
Other (income) expense, net	394	(657)	(1,125)	(7,216)
Segment net loss	$(14,713)	$(19,187)	$(27,404)	$(26,441)
Adjustments and reconciling items	—	—	—	—
Consolidated Net Loss	$(14,713)	$(19,187)	$(27,404)	$(26,441)

Note 18. Subsequent Events

Tenth Amendment to Credit Agreement

On July 3, 2026, the Company entered into the Tenth Amendment to the Credit Agreement (the “Tenth Amendment”) by and among the Company, as the borrower, the Lenders and OFA as administrative agent, which included (i) payment in kind of accrued and unpaid interest through and including June 30, 2026, by capitalizing and adding such interest to the outstanding principal amount of the Loans as of such date, (ii) deferral of the payment of principal that was originally due on June 30, 2026 until July 31, 2026, at which point the Company will be obligated to make a payment of $9,017 (constituting the principal and interest that were due and payable on June 30, 2026), plus all accrued interest and fees on such amount through and including July 31, 2026 and (iii) reduction of the Credit Agreement’s minimum liquidity covenant to require minimum cash liquidity of $7,500 (instead of $12,500).

In addition, pursuant to the Tenth Amendment:

●	The Company is required to, on or prior to July 31, 2026, enter into definitive agreements with respect to one or more transactions acceptable to Lenders that (a) would result in the repayment of all loan and other obligations under the Credit Agreement or (b) is an alternative capital solutions transaction on terms and conditions acceptable to the Lenders.
●	The Company agreed to permit any and all transfers or assignments of all or any portion of the loans, commitments, claims or other rights, interests or obligations of any Lender under or in respect of the Credit Agreement to any third party. In addition, the Company agreed to waive or otherwise release any and all restrictions contained in any contract between the Company and a third party on such third party’s ability to receive such assignments or transfers.
●	The Company agreed to establish and maintain a strategic process committee of its board of directors, which committee shall be comprised solely of David Mack (and/or such other independent director acceptable to the Lenders and that is not a member of the Board as of the Tenth Amendment Effective Date), that will have the full and exclusive authority to evaluate, negotiate, oversee, coordinate and implement any sale, restructuring or other material transaction, including any equity raise, sale or business combination transaction, out-of-court restructuring, in-court restructuring, bankruptcy or insolvency filing or similar transaction and any other matters or actions as may be necessary or advisable to effectuate any of the foregoing.
●	The Company agreed to certain additional reporting and information covenants, including a requirement to hold a weekly meeting with the Lenders and the Company’s financial advisors, and a requirement to deliver to the Lenders a 13-week cash flow budget and financial report on a bi-weekly basis. The Company will not be permitted to make disbursements for any two-week period in excess of 115% of the aggregate budgeted amount of disbursements for the applicable period.
●	The Company agreed to certain additional negative covenants applicable following the Tenth Amendment Effective Date, which, among other things, prohibit the Company from, subject to limited exceptions, (i) making any dividend, distribution or repurchase with respect to its equity interests, (ii) making any investments, (iii) disposing of or granting any license in the Company’s assets, (iv) incurring or suffering to exist any indebtedness or liens, and (v) becoming party to or bound by, or canceling, terminating, modifying or amending in any material respect, or waiving any material rights under any material contract.
●	Through July 31, 2026, the Company is prohibited from entering into, terminating, or otherwise modifying any compensation arrangement with its directors, officers or employees, or making any non-ordinary course payments to, or materially increasing the compensation or benefits of, such persons.

●	The Company paid to the Lenders a fee equal to 100 basis points (or 1.00%) of the principal amount of the Loans outstanding as of the effective date of the Tenth Amendment, which was paid in kind by adding such amount to the outstanding principal amount of the Loans on the effective date of the Tenth Amendment.

Eleventh Amendment to Credit Agreement

On July 31, 2026, the Company entered into the Eleventh Amendment to the Credit Agreement (the “Eleventh Amendment”), which amended the Credit Agreement. Pursuant to the Eleventh Amendment, the Lenders agreed to (i) defer the payment of principal that was originally due on June 30, 2026, which was previously deferred to July 31, 2026 pursuant to the Tenth Amendment, until August 31, 2026 at which point the Company is obligated to make a payment of $9,017 (constituting the principal and interest that were due and payable on June 30, 2026) plus all accrued interest and fees through August 31, 2026 and (ii) reduce the Credit Agreement’s minimum liquidity covenant to require minimum cash liquidity of $6,250 (instead of $7,500).

In addition, pursuant to the Eleventh Amendment:

●	The Company is required to, on or prior to August 10, 2026, enter into definitive agreements with respect to one or more transactions acceptable to Lenders that (a) would result in the repayment of all loan and other obligations under the Credit Agreement or (b) is an alternative capital solutions transaction on terms and conditions acceptable to the Lenders.
●	Through August 10, 2026 (extended from July 31, 2026, as was provided under the Tenth Amendment), the Company is prohibited from entering into, terminating, or otherwise modifying any compensation arrangement with its directors, officers or employees, or making any non-ordinary course payments to, or materially increasing the compensation or benefits of, such persons.

Twelfth Amendment to Credit Agreement

On August 10, 2026, the Company entered into the Twelfth Amendment to Credit Agreement (the “Twelfth Amendment”), which amended the Credit Agreement. Pursuant to the Twelfth Amendment, the Company is required to, on or prior to August 21, 2026 (extended from August 10, 2026, as was required under the Eleventh Amendment), enter into definitive agreements with respect to one or more transactions acceptable to Lenders that (A) would result in the repayment of all loan and other obligations under the Credit Agreement or (B) is an alternative capital solutions transaction on terms and conditions acceptable to the Lenders. Pursuant to the Twelfth Amendment, the Lenders also agreed to reduce the Credit Agreement’s minimum liquidity covenant to require minimum cash liquidity of $3,000 (instead of $6,250, as under the Eleventh Amendment).

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

Due to the fact that we were unable to generate sufficient cash flows from operations or obtain sufficient funding to sustain operations and debt service obligations, management and our board of directors determined that it was in the best interests of the stockholders to seek strategic options. We hired advisors to explore strategic options, including, but not limited to, restructuring or refinancing our debt, seeking additional debt or equity capital investment, a sale or licensing transaction for of all or a portion of our assets, a combination of these, or other strategic options. We currently have no commitments to engage in any specific strategic transaction and there can be no assurance that we will be able to complete additional or alternative financings, business development transactions or other strategic alternatives. If we cannot continue as a viable entity, we may be required to seek relief under the U.S. Bankruptcy Code. There can be no guarantees that if we file for bankruptcy we will emerge from bankruptcy as a going concern or that holders of our common stock will receive any recovery from any bankruptcy proceedings. Further, certain strategic alternatives will require the consent of our Lenders pursuant to the covenants in our Credit Agreement. Additionally, pursuant to the Twelfth Amendment to the Credit Agreement, we are required to, on or prior to August 21, 2026 (extended from August 10, 2026, as was required under the Eleventh Amendment), to enter into definitive agreements with respect to one or more transactions acceptable to Lenders that (A) would result in the repayment of all loan and other obligations under the Credit Agreement or (B) is an alternative capital solutions transaction on terms and conditions acceptable to the Lenders, and there is no assurance that we will be able to complete a strategic alternative before that date.

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

On August 27, 2025, we announced that the SERENITY At-Home Pivotal Phase 3 trial evaluating the safety of BXCL501, as an acute treatment for agitation associated with bipolar disorders or schizophrenia in the at-home setting, met its primary objective. This study was designed and implemented to remove the healthcare supervision requirement and to allow multiple doses after an initial single dose. The data from this study formed the basis of the sNDA submission for a label expansion of IGALMI® into the at-home setting. The sNDA was filed with the FDA on January 14, 2026. On April 1, 2026, we announced that the FDA has accepted our sNDA for approval of IGALMI® for at-home use in the acute treatment of agitation associated with bipolar disorders or schizophrenia. The FDA has assigned a Prescription Drug User Fee Act (“PDUFA”) target action date of November 14, 2026.

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

An sNDA was submitted on January 14, 2026 for the acute treatment of agitation in schizophrenia and bipolar disorders in the unsupervised (at-home) setting. On April 1, 2026 we announced that the U.S. FDA has accepted the supplemental New Drug Application (sNDA) for approval of IGALMI® for at-home use in the acute treatment of agitation in the home setting. The FDA has assigned a Prescription Drug User Fee Act (“PDUFA”) target action date of November 14, 2026.

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

Pediatric Study

In June 2021, we initiated a global clinical trial designed to evaluate the safety and efficacy of BXCL501 in the acute treatment of agitation associated with schizophrenia and bipolar disorders in the pediatric population, in part to fulfill pediatric study requirements agreed to with the FDA in connection with the approval of IGALMI®. The trial protocol has been reviewed by the FDA, as well as by the European Medicines Agency, to fulfill potential commitments to study the effects of BXCL501 in pediatric patients ages 13 to 17 with schizophrenia and ages 10 to 17 with bipolar disorders. Enrollment of patients with schizophrenia, schizoaffective disorder, bipolar I, and bipolar II disorder is ongoing in this multisite, double-blind, placebo-controlled parallel group trial. Approximately 63% of the

150 total subjects have been enrolled in the U.S. and 93 of such subjects have completed the clinical trial. In July 2023, we stopped activities in the European region as enrollment and site recruitment was unproductive. Similar to our registration trials in schizophrenia and bipolar disorder (SERENITY I and II), the primary endpoint is the change from baseline PEC total score at two hours. The U.S. portion of this program remains active following the Clinical Reprioritization.

In October 2024, we submitted a request to the FDA for an extension to complete the study; a three year extension was granted in December 2024. An updated trial protocol was submitted in March 2026 to complete enrollment requirements for pediatric patients with schizophrenia or schizoaffective disorder.

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

Government-Supported Investigator-Sponsored Trials (“ISTs”)

Our research partners have been awarded grants for the development of BXCL501 in alcohol use disorder (“AUD”) with comorbid post-traumatic stress disorder (“PTSD”), opioid use disorder (“OUD”), and acute stress disorder (“ASD”). The Company has provided, regulatory and operational support and investigational product for these development opportunities, which are being funded through Cooperative Agreements with the U.S. Department of Defense Congressionally Directed Medical Research Program and National Institute on Drug Abuse (“NIDA”). Clinical and regulatory responsibilities are led by clinical researchers and regulatory staff at the Veterans Affairs Connecticut Healthcare System, Yale University Medical School, RTI International, Columbia University New York State Psychiatric Institute, and University of North Carolina at Chapel Hill.

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

On April 8, 2026, we announced the enrollment of the first patients in this DoW-funded Phase 2a clinical trial. The trial is being led by the University of North Carolina at Chapel Hill (UNC) Institute of Trauma Recovery and marks a significant milestone in the collaboration between BioXcel Therapeutics and UNC. As of July 28, 2026, the study enrolled 20 participants.

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

We have multiple patent families filed to protect our Neuroscience program, including BXCL501. As of August 3, 2026, our neuroscience patent portfolio included 13 U.S. utility applications, 17 issued U.S. utility patents, 41 pending non-U.S. utility applications, 29 allowed or granted non-U.S. patents (including five in Japan), one pending U.S. design patent application, and 2 registered design patents in Japan. Fourteen U.S. utility patents, directed to our proprietary sublingual film formulation of dexmedetomidine and methods of treating agitation, are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the “Orange Book”) for IGALMI® with expiration dates between 2037 and 2043. In the formulation family, we have granted or allowed patents in China, Europe, Eurasia, Japan, Mexico, and the U.S., and pending applications in the U.S., China, and other major markets. We expect that patents issued in this family will expire no earlier than 2039. We have also filed applications in additional patent families that are relevant to BXCL501. We have one granted European patent and applications pending in the U.S. and Japan directed to methods of treating insomnia using sublingual dexmedetomidine. We expect that patents issued from these applications, will expire no earlier than 2035. We also have granted patents and pending applications filed in major markets, including the U.S., Europe, Japan, and China, directed to methods of treating agitation. We expect that patents issued from these applications, will expire between 2039 and 2043.

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

As of August 3, 2026, we have multiple patent families filed to protect our immuno-oncology program, including our core patent family directed to methods of using BXCL701 with immune checkpoint inhibitors, which is granted in the U.S., Japan, Australia, Canada, Russia, China, India, Taiwan, South Africa, and Mexico. Additional applications in this family are pending in major markets. Patents issued from this family are expected to expire no earlier than 2036. We have an additional patent issued in the U.S. directed to a method of selecting patients based on a biomarker and methods of treating certain cancers, with an expected expiration date no earlier than 2039. A corresponding European Patent case directed to selecting patients is issued and is expected to expire no earlier than 2038.

Additional applications are directed to administering BXCL701 in certain dosing regimens. We expect that any patents issuing from these applications will expire no earlier than 2044.

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

We expense research and development costs as incurred.

Our research and development costs by program for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Direct external costs
BXCL501	$1,464	$7,428	$2,569	$10,346
BXCL701	12	109	22	61
Other research and development programs	—	114	6	232
Total direct external costs	$1,476	$7,651	$2,597	$10,639
Internal personnel costs	1,455	2,233	2,999	3,401
Sub-total direct costs	$2,931	$9,884	$5,596	$14,040
Indirect costs and overhead	233	372	523	770
Total research and development expenses	$3,164	$10,256	$6,119	$14,810

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

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

Product Revenue, Net

Commercial sales of IGALMI® launched in July 2022. As part of the Company’s Clinical Reprioritization, the IGALMI® commercial team shifted focus to a hospital/contracting strategy with a Corporate Account Director (“CAD”) team. The goal of the realigned CAD team is to work with large hospital/Integrated Delivery Network (“IDN”) and drive sales utilizing a top-down approach, allowing the Company to continue to make inroads into the institutional market in a more cost-efficient manner. IGALMI® product revenue, net was $182 and $120 in the three months ended June 30, 2026 and 2025, respectively. The increase in sales was primarily the result of increased gross volume due to deeper GPO discounts that went into effect in the second quarter of 2025, as well as revenue generated from new contracts that commenced during the same period.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2026 and 2025, were $22 and $107, respectively. The decrease in Cost of goods sold for the three months ended June 30, 2026 is the result of lower charges for reserves for excess or obsolete inventory compared to the same period in 2025. Charges for reserves for excess or obsolete inventory were $0 and $95 in the three months ended June 30, 2026 and 2025, respectively.

Research and Development Expense

Research and development expenses for the three months ended June 30, 2026 and 2025 were as follows:

	Three months ended
	June 30,
	2026	2025	Change	% Change

Personnel and related costs	$1,404	$1,585	$(181)	(11)%
Non-cash stock-based compensation	51	648	(597)	(92)%
Professional fees	501	1,007	(506)	(50)%
Clinical trials expense	334	6,119	(5,785)	(95)%
Chemical, manufacturing and controls cost	632	535	97	18%
Other expenses	242	362	(120)	(33)%
Total research and development expenses	$3,164	$10,256	$(7,092)	(69)%

The overall decrease of $7,092 for the three months ended June 30, 2026 relative to the same period in 2025 was primarily attributable to:

●	Decreased clinical trials expense due to the completion of (i) the SERENITY At-Home pivotal Phase 3 safety trial in 2025 and (ii) the accompanying correlation study that compared caretaker agitation severity measurements to trained rater measurements in 2025. There were no studies initiated during the three months ended June 30, 2026.
●	Decreased personnel and related costs as a result of lower headcount.
●	Decreased non-cash stock compensation costs as a result of lower headcount.
●	Decreased professional fees due to lower pharmacology costs, research and discovery costs, toxicology, and consulting costs.
●	Increased chemistry, manufacturing and controls (“CMC”) costs primarily due to developmental activities to support the scale-up of the product for our outpatient indication.
●	Decreased other expenses in conjunction with reduced clinical trial activity.

Following IGALMI®’s approval by the FDA, we capitalize costs related to commercial production of IGALMI® as inventory and expense those CMC costs related to clinical trials.

Selling, General and Administrative Expense

Selling, general and administrative expenses for the three months ended June 30, 2026 and 2025 were as follows:

	Three months ended
	June 30,
	2026	2025	Change	% Change

Personnel and related costs	$1,182	$1,031	$151	15%
Non-cash stock-based compensation	307	908	(601)	(66)%
Professional fees	4,868	2,710	2,158	80%
Commercial and marketing	52	38	14	37%
Insurance	299	349	(50)	(14)%
Other expenses	481	573	(92)	(16)%
Total selling, general and administrative expenses	$7,189	$5,609	$1,580	28%

The overall increase of $1,580 for the three months ended June 30, 2026, relative to the same period in 2025 was primarily attributable to:

●	Increased professional fees, primarily related to higher legal costs and consulting fees for the three months ended June 30, 2026 compared to 2025.
●	Increased personnel and related costs as a result of three executive’s salaries being restored to 2024 amounts after their salaries had been reduced for 2025.
●	Decreased non-cash stock compensation costs as a result of lower headcount and the Company’s lower stock price when awards were issued in 2025.

Other Expense (Income)

Interest expense increased to $4,257 for the three months ended June 30, 2026 from $4,222 in the same period in 2025 primarily due to higher debt balances under the Credit Agreement. The expense was partially offset by lower interest income earned on lower levels of cash and cash equivalents that were held primarily in short-term money market funds. Interest income decreased to $131 for the three months ended June 30, 2026 compared to $230 for three months ended June 30, 2025, due to lower average cash balances during the year. Other (income) expense, net is primarily associated with changes in fair value of derivative financial instruments for the period, which relate to instruments associated with the Credit Agreement and the Company’s registered direct equity offerings.

Comparison of the Six Months Ended June 30, 2026 and 2025

Product Revenue, Net

IGALMI® product revenue, net was $388 and $288 in the six months ended June 30, 2026 and 2025, respectively. The increase in sales was primarily due to an increase in GPO discounts that went into effect in the second quarter of 2025, as well as revenue generated from new contracts that commenced during the same period.

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2026 and 2025, were $305 and $121, respectively. Cost of goods sold is primarily related to the costs to produce, package and deliver IGALMI® to customers, as well as costs related to excess or obsolete inventory. The increase in Cost of goods sold for the six months ended June 30, 2025 was primarily the result of the increase in inventory write-downs of $170 compared to the prior year.

Research and Development Expense

Research and development expenses for the six months ended June 30, 2026 and 2025 were as follows:

	Six months ended
	June 30,
	2026	2025	Change	% Change

Personnel and related costs	$2,869	$3,267	$(398)	(12)%
Non-cash stock-based compensation	130	134	(4)	(3)%
Professional fees	1,043	1,786	(743)	(42)%
Clinical trials expense	717	8,137	(7,420)	(91)%
Chemical, manufacturing and controls cost	823	710	113	16%
Other expenses	537	776	(239)	(31)%
Total research and development expenses	$6,119	$14,810	$(8,691)	(59)%

The overall decrease of $8,691 for the six months ended June 30, 2026 relative to the same period in 2025 was primarily attributable to:

●	Decreased clinical trials expense due to the completion of (i) the SERENITY At-Home pivotal Phase 3 safety trial in 2025 and (ii) the accompanying correlation study that compared caretaker agitation severity measurements to trained rater measurements in 2025. There were no studies initiated during the six months ended June 30, 2026.
●	Decreased personnel and related costs as a result of lower headcount in 2026 compared to 2025.
●	Decreased professional fees due to lower pharmacology costs, research and discovery costs, toxicology, and consulting costs.
●	Increased chemistry, manufacturing and controls (“CMC”) costs primarily due to developmental activities to support the scale-up of the product for our outpatient indication.

●	Decreased other expenses in conjunction with reduced clinical trial activity.

Following IGALMI®’s approval by the FDA, we capitalize costs related to commercial production of IGALMI® as inventory and expense those CMC costs related to clinical trials.

Selling, General and Administrative Expense

Selling, general and administrative expenses for the six months ended June 30, 2026 and 2025 were as follows:

	Six months ended
	June 30,
	2026	2025	Change	% Change

Personnel and related costs	$2,316	$2,103	$213	10%
Non-cash stock-based compensation	663	1,602	(939)	(59)%
Professional fees	9,404	5,582	3,822	68%
Commercial and marketing	146	207	(61)	(29)%
Insurance	834	732	102	14%
Other expenses	1,017	1,082	(65)	(6)%
Total selling, general and administrative expenses	$14,380	$11,308	$3,072	27%

The overall increase of $3,072 for the six months ended June 30, 2026, relative to the same period in 2025 was primarily attributable to:

●	Increased professional fees, primarily related to higher legal costs and consulting fees for the six months ended June 30, 2026 compared to 2025.
●	Increased personnel and related costs as a result of three executive’s salaries being restored to 2024 amounts after their salaries had been reduced for 2025.
●	Decreased non-cash stock compensation costs as a result of lower headcount and the Company’s lower stock price when awards were issued in 2025.
●	Decreased commercial and marketing expense.

Other Expense (Income)

Interest expense increased to $8,455 for the six months ended June 30, 2026 from $8,215 in the same period in 2025 primarily due to higher debt balances under the Credit Agreement. The expense was partially offset by lower interest income earned on lower levels of cash and cash equivalents that were held primarily in short-term money market funds. Interest income decreased to $342 for the six months ended June 30, 2026 compared to $509 for six months ended June 30, 2025, due to lower average cash balances during the year. Other (income) expense, net is primarily associated with changes in fair value of derivative financial instruments for the period, which relate to instruments associated with the Credit Agreement and the Company’s registered direct equity offerings.

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

Liquidity and Capital Resources

As of June 30, 2026, we had cash, cash equivalents and restricted cash of $13,801, negative working capital of $108,449 and stockholders’ deficit of $115,460. Net cash used in operating activities was $17,907 and $24,618 for the six months ended June 30, 2026 and 2025, respectively. We incurred losses of approximately $27,404 and $26,441 for the six months ended June 30, 2026 and 2025, respectively. We will need to generate significant product revenues to achieve profitability. Our history of significant losses, negative cash flows from operations, potential near-term increased covenant-driven amortization payments or full repayment obligations under our Credit Agreement, the regulatory event of default triggers under the Credit Agreement, other funding requirement covenants under the Credit Agreement, limited liquidity resources currently on hand, and dependence on our ability to obtain additional financing to fund our operations after the current resources are exhausted, about which there can be no certainty, have resulted in management’s assessment that there is substantial doubt about our ability to continue as a going concern for a period of at least 12 months from the issuance date of the financial statements included in this Quarterly Report.

Management and the Company’s board of directors, with the assistance of advisors, have been actively pursuing a sale, merger, or other strategic transaction and additional financing alternatives, but to date these efforts have not resulted in a signed definitive agreement or committed source of additional capital.

To date, we have continued research and development activities while managing our cash position. However, we require additional funding to continue as a going concern, and we have been unsuccessful to date in securing sufficient additional funding, notwithstanding an active process to identify and complete a sale, merger, financing or other strategic transaction. If we do not complete a strategic transaction, or do not receive sufficient financing from other sources of equity or debt financings, we may be required to file for protection under the U.S. Bankruptcy Code. Even if we are successful in raising additional capital, we will require substantial additional financing to service our debt facilities and achieve our goals and a failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development or commercialization efforts. In connection with our efforts to pursue strategic alternatives, the Company is engaged in contingency planning in the event a strategic transaction acceptable to the Lenders is not completed on or prior to August 21, 2026, as required pursuant to the Twelfth Amendment to the Credit Agreement described below. The Company has not made any determination to commence a bankruptcy proceeding, and there can be no assurance as to which, if any, of these alternatives will be pursued or completed. Further, certain strategic alternatives will require the consent of our Lenders pursuant to the covenants in our Credit Agreement. See “Risks Related to Financial Position and Need for Additional Capital — We will need substantial additional funding, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts or otherwise seek strategic alternatives.” in Part II. Item 1A., “Risk Factors” elsewhere in this Quarterly Report.

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

Financing Agreements

The Company maintains a senior secured credit facility (the “Credit Agreement”), as amended, with lenders (the “Lenders”) managed by Oaktree Fund Administration LLC (“OFA”), as administrative agent. The Lenders are comprised of affiliates of Oaktree Capital Management, L.P. The facility provides for term loans that are secured by substantially all of the assets of the Company and its guarantor subsidiaries, subject to customary exceptions.

As of June 30, 2026, borrowings under the Credit Agreement consisted of funded term loans, inclusive of previously capitalized interest and net of required principal repayments made to date. The loans are not revolving and no additional tranches remain available, as all undrawn commitments have expired.

The term loans bear interest at a fixed annual rate of 13.0%. Interest is payable quarterly in cash. The Company previously had the ability to elect PIK interest through June 30, 2025, which resulted in additional amounts being capitalized as principal. Pursuant to the Tenth Amendment, the Company subsequently regained the ability to elect PIK interest only for the second quarter of 2026 and elected such treatment for interest accrued from April 1, 2026 through June 30, 2026, with the related amounts capitalized to principal. The blended effective interest rate as of June 30, 2026 was approximately 16.6%.

In addition to interest, the Credit Agreement includes customary fees, including prepayment premiums and amendment-related fees. There are no remaining commitment fees as all undrawn commitments have expired. An exit fee of 0.50% of the principal amount repaid is payable upon maturity or prepayment of the loans. The loans under the Credit Agreement do not amortize and mature on April 19, 2027. The Company may, at its option, no earlier than September 21, 2026 and no later than October 21, 2026, request an extension of the maturity date to April 19, 2028, provided that the Company satisfies certain conditions including receipt of certain regulatory and financial milestones.

The Company’s obligations under the Credit Agreement are guaranteed by BTI’s existing and subsequently acquired or organized subsidiaries, subject to certain exceptions. BTI’s obligations under the Credit Agreement and the related guarantees thereunder are secured, subject to customary permitted liens and other agreed upon exceptions, by (i) a pledge of all of the equity interests of all of the Company’s existing and any future direct subsidiaries, and (ii) a perfected security interest in all of its and the guarantors’ tangible and intangible assets (except that the guarantees provided by the BXCL701 Subsidiaries are unsecured).

The Credit Agreement includes customary events of default, including payment defaults, covenant breaches, cross-defaults, bankruptcy-related events, and certain regulatory-related events. Upon an event of default, the lenders may accelerate the obligations and exercise remedies against the collateral.

The Credit Agreement contains, among other things, a covenant requiring that our audited annual financial statements included in our Annual Report be delivered without a “going concern” or like qualification or exception.

Ninth Amendment to Credit Agreement

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

The Ninth Amendment’s effectiveness was subject to various customary conditions precedent, as well as conditions subsequent requiring the Company to:

●	on or before March 31, 2026, make a one-time prepayment of the principal amount of $2,500, together with accrued and unpaid interest thereon;

●	on April 15, 2026, grant new warrants to the Lenders to purchase 1,354 shares of common stock of the Company, at an exercise price of $0.01 per share (the “April 2026 Warrants”); and

●	in connection with the receipt by the Company of any gross cash proceeds from (i) the issuance of the Company’s common stock, warrants and/or pre-funded warrants, (ii) non-refundable cash consideration from partnering transactions entered into after the effective date of the fifth amendment to the Credit Agreement, (iii) the issuance of the Company’s subordinated debt and/or (iv) sales by the Company of its assets, in each case ((i) through (iv)), in transactions permitted under the Credit Agreement, make a prepayment of the loans under the Credit Agreement in an aggregate principal amount equal to 50% of such gross cash proceeds, together with accrued interest thereon and any fees or premia (including prepayment premium) payable in connection therewith; provided, that the foregoing requirement will not apply (A) with respect to the first $2,500 in the aggregate of proceeds raised from Capital Raise Activities (as defined in the Credit Agreement) and (B) once the aggregate principal amount of the Loans prepaid pursuant to one or more Capital Raise Prepayments equals $2,500.

Tenth Amendment to Credit Agreement

On July 3, 2026, the Company entered into the Tenth Amendment to the Credit Agreement (the “Tenth Amendment”) by and among the Company, as the borrower, the Lenders and OFA as administrative agent, which included (i) payment in kind of accrued and unpaid interest through and including June 30, 2026, by capitalizing and adding such interest to the outstanding principal amount of the Loans as of such date, (ii) defer the payment of principal that was originally due on June 30, 2026 until July 31, 2026, at which point the Company will be obligated to make a payment of $9,017 (constituting the principal and interest that were due and payable on June 30, 2026), plus all accrued interest and fees on such amount through and including July 31, 2026 and (iii) reduce the Credit Agreement’s minimum liquidity covenant to require minimum cash liquidity of $7,500 (instead of $12,500).

In addition, pursuant to the Tenth Amendment:

●	The Company is required to, on or prior to July 31, 2026, enter into definitive agreements with respect to one or more transactions acceptable to Lenders that (a) would result in the repayment of all loan and other obligations under the Credit Agreement or (b) is an alternative capital solutions transaction on terms and conditions acceptable to the Lenders.
●	The Company agreed to permit any and all transfers or assignments of all or any portion of the loans, commitments, claims or other rights, interests or obligations of any Lender under or in respect of the Credit Agreement to any third party. In addition, the Company agreed to waive or otherwise release any and all restrictions contained in any contract between the Company and a third party on such third party’s ability to receive such assignments or transfers.
●	The Company agreed to establish and maintain a strategic process committee of its board of directors, which committee shall be comprised solely of David Mack (and/or such other independent director acceptable to the Lenders and that is not a member of the Board as of the Tenth Amendment Effective Date), that will have the full and exclusive authority to evaluate, negotiate, oversee, coordinate and implement any sale, restructuring or other material transaction, including any equity raise, sale or business combination transaction, out-of-court restructuring, in-court restructuring, bankruptcy or insolvency filing or similar transaction and any other matters or actions as may be necessary or advisable to effectuate any of the foregoing.
●	The Company agreed to certain additional reporting and information covenants, including a requirement to hold a weekly meeting with the Lenders and the Company’s financial advisors, and a requirement to deliver to the Lenders a 13-week cash flow budget and financial report on a bi-weekly basis. The Company will not be permitted to make disbursements for any two-week period in excess of 115% of the aggregate budgeted amount of disbursements for the applicable period.
●	The Company agreed to certain additional negative covenants applicable following the Tenth Amendment Effective Date, which, among other things, prohibit the Company from, subject to limited exceptions, (i) making any dividend, distribution or repurchase with respect to its equity interests, (ii) making any investments, (iii) disposing of or granting any license in the Company’s assets, (iv) incurring or suffering to exist any indebtedness or liens, and (v) becoming party to or bound by, or canceling, terminating, modifying or amending in any material respect, or waiving any material rights under any material contract.
●	Through July 31, 2026, the Company is prohibited from entering into, terminating, or otherwise modifying any compensation arrangement with its directors, officers or employees, or making any non-ordinary course payments to, or materially increasing the compensation or benefits of, such persons.
●	The Company paid to the Lenders a fee equal to 100 basis points (or 1.00%) of the principal amount of the Loans outstanding as of the effective date of the Tenth Amendment, which was paid in kind by adding such amount to the outstanding principal amount of the Loans on the effective date of the Tenth Amendment.

Eleventh Amendment to Credit Agreement

On July 31, 2026, the Company entered into the Eleventh Amendment to the Credit Agreement (the “Eleventh Amendment”), which amended the Credit Agreement. Pursuant to the Eleventh Amendment, the Lenders agreed to (i) defer the payment of principal that was originally due on June 30, 2026, which was previously deferred to July 31, 2026 pursuant to the Tenth Amendment, until August 31, 2026 at which point the Company is obligated to make a payment of $9,017 (constituting the principal and interest that were due and payable on June 30, 2026) plus all accrued interest and fees through August 31, 2026 and (ii) reduce the Credit Agreement’s minimum liquidity covenant to require minimum cash liquidity of $6,250 (instead of $7,500).

In addition, pursuant to the Eleventh Amendment:

●	The Company is required to, on or prior to August 10, 2026, enter into definitive agreements with respect to one or more transactions acceptable to Lenders that (a) would result in the repayment of all loan and other obligations under the Credit Agreement or (b) is an alternative capital solutions transaction on terms and conditions acceptable to the Lenders.
●	Through August 10, 2026 (extended from July 31, 2026, as was provided under the Tenth Amendment), the Company is prohibited from entering into, terminating, or otherwise modifying any compensation arrangement with its directors, officers or employees, or making any non-ordinary course payments to, or materially increasing the compensation or benefits of, such persons.

Twelfth Amendment to Credit Agreement

On August 10, 2026, the Company entered into the Twelfth Amendment to Credit Agreement (the “Twelfth Amendment”), which amended the Credit Agreement.  Pursuant to the Twelfth Amendment, the Company is required to, on or prior to August 21, 2026 (extended from August 10, 2026, as was required under the Eleventh Amendment), enter into definitive agreements with respect to one or more transactions acceptable to Lenders that (A) would result in the repayment of all loan and other obligations under the Credit Agreement or (B) is an alternative capital solutions transaction on terms and conditions acceptable to the Lenders.  Pursuant to the Twelfth Amendment, the Lenders also agreed to reduce the Credit Agreement’s minimum liquidity covenant to require minimum cash liquidity of $3,000 (instead of $6,250, as under the Eleventh Amendment).

As of June 30, 2026, we had aggregate principal indebtedness of $107,152 outstanding under the Credit Agreement.

As of June 30, 2026, the Company was in compliance with all financial and restrictive covenants under the Credit Agreement.

March 2025 Registered Direct Offering

On March 3, 2025, we entered into a purchase agreement (the “March 2025 Offering”) pursuant to which we agreed to issue and sell an aggregate of (i) 188 shares of common stock at an offering price of $3.50 per Share, (ii) Pre-Funded Warrants to purchase up to 3,812 shares of common stock, at an offering price of $3.499 per share underlying the Pre-Funded Warrants, which equals the offering price per share less the $0.001 exercise price per share of the Pre-Funded Warrants, and (iii) an aggregate of 4,000 accompanying warrants (the “March 2025 Accompanying Warrants”) to purchase up to 4,000 shares of common stock at an offering price of $4.20 per accompanying warrant. The Pre-Funded Warrants have an exercise price per share of common stock equal to $0.001 per share. All 3,812 Pre-Funded Warrants were exercised and the same number of common stock were issued in exchange for $4 of proceeds during the year ended December 31, 2025. There were no warrant exercises for the three and six months ended March 31, 2026. For the year ended December 31, 2025, 2,300 of the March 2025 Accompanying Warrants were exercised and the same number of common stock were issued in exchange for $9,660 of proceeds.

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

In August 2025, we again increased the maximum amount of shares that are eligible to be sold pursuant to the Equity Distribution Agreement to allow for the offer and sale of up to $80,000 shares of common stock. For the three months ended June 30, 2026, we sold 2,706 shares for gross proceeds of $3,109 and received proceeds of $3,047, net of issuance costs of $62. For the six months ended June 30, 2026, the Company sold 2,951 shares for gross proceeds of $3,607 and received proceeds of $3,535, net of issuance costs of $72.

March 2026 Registered Direct Offering

On March 10, 2026, we entered into a purchase agreement (the “March 2026 Offering”) pursuant to which we agreed to issue and sell an aggregate of (i) 2,480 shares of common stock at an offering price of $1.739 per Share, (ii) Pre-Funded Warrants to purchase up to 2,020 shares of common stock, at an offering price of $1.738 per share underlying the Pre-Funded Warrants, which equals the offering price per share less the $0.001 exercise price per share of the Pre-Funded Warrants, and (iii) an aggregate of 4,500 accompanying warrants (the “March 2026 Accompanying Warrants”) to purchase up to 4,500 shares of common stock at an offering price of $1.614 per accompanying warrant. The Pre-Funded Warrants have an exercise price per share of common stock equal to $0.001 per share. During the three months ended March 31, 2026, all 2,020 Pre-Funded Warrants were exercised and the same number of common stock were issued in exchange for $2 of proceeds. There were no warrant exercises for the three and six months ended June 30, 2026.

Cash Flows

	Six months ended June 30,
	2026	2025
Cash (used in) provided by:
Operating activities	$(17,907)	$(24,618)
Investing activities	$—	$—
Financing activities	$2,951	$13,339

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2026 was $17,907 and was primarily attributable to our net loss of $27,404 and a $1,125 non-cash gain from the change in fair value of our derivative liabilities, offset by a $4,048 increase in accounts payable, accrued expenses, due to related parties, and other current liabilities, $3,409 in payable in kind interest on our credit agreement, $1,276 in accretion of debt discount and amortization of financing costs, and $793 in non-cash stock-based compensation, and a $639 decrease in prepaid expenses and other current assets.

Net cash used in operating activities for the six months ended June 30, 2025 was $24,618 and was primarily attributable to our net loss of $26,441, a $7,222 increase in the change in the fair value of our derivative liability, in part offset by $5,433 in payable in kind interest on our credit agreement, $1,736 in non-cash stock-based compensation, $743 in accretion of debt discount and amortization of financing costs, and a $673 decrease in prepaid expenses, other current assets and other assets.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2026 and 2025 was $0 and $0, respectively.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2026, was $2,951 and was primarily attributable to net proceeds of $6,879 received from the March 2026 registered direct offering and net proceeds from the sale of common stock under the Equity Distribution Agreement with Canaccord of $3,535, offset by $8,412 in long-term debt principal repayments.

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

We believe that our existing cash, cash equivalents and restricted cash as of June 30, 2026 will not be sufficient to enable us to fund operating expenses and capital expenditure requirements for at least the next 12 months from the date of the issuance of the condensed consolidated financial statements included in this Quarterly Report, including funding our ongoing research and development and commercialization efforts. In particular, we believe that our cash, cash equivalents and restricted cash of $13,801 as of June 30, 2026 is not sufficient to fund our operations and meet our liquidity requirements through the end of August 2026.

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

Due to the fact that we were unable to generate sufficient cash flows from operations or obtain sufficient funding to sustain operations and debt service obligations, management and our board of directors determined that it was in the best interests of the stockholders to seek strategic options. We hired advisors to explore strategic options, including, but not limited to, restructuring or refinancing our debt, seeking additional debt or equity capital investment, a sale or licensing transaction for of all or a portion of our assets, a combination of these, or other strategic transactions. We currently have no commitments to engage in any specific strategic transaction and there can be no assurance that we will be able to complete additional or alternative financings, business development transactions or other strategic alternatives. If we cannot continue as a viable entity, we may be required to seek relief under the U.S. Bankruptcy Code. There can be no guarantees that if we file for bankruptcy we will emerge from bankruptcy as a going concern or that holders of our common stock will receive any recovery from any bankruptcy proceedings.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. We have reviewed and determined that those critical accounting policies and estimates remain our critical accounting policies and estimates as of and for the six months ended June 30, 2026. No material changes were made to our existing critical accounting policies and estimates during the period presented. Refer to Note 3, Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements elsewhere in this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Financial Position and Need for Additional Capital

We are substantially restricted in our corporate activities by our existing debt facilities and are considering all strategic alternatives. If we do not properly service and/or restructure our debt facilities or achieve an alternative strategic transaction, substantial doubt exists about our ability to continue as a going concern.

Our consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as shown in our consolidated financial statements for the year ended December 31, 2025, included in our Annual Report on Form 10-K for the year ended December 31, 2025, and the condensed consolidated financial statements included in this Quarterly Report, we have sustained substantial recurring losses from operations. In addition, we have used, rather than provided, cash in our continuing operations. As of June 30, 2026, we did not have sufficient cash and cash equivalents to fund operations and liquidity requirements through the end of August 2026. The above conditions raise substantial doubt about our ability to continue as a going concern within one year after the date that our financial statements are issued. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue in existence. Uncertainty concerning our ability to continue as a going concern, among other factors, may hinder our ability to obtain future financing or execute a strategic transaction. Continued operations and our ability to continue as a going concern are dependent, among other factors, on our ability to develop and commercialize IGALMI® and to obtain additional required funding in the near term and thereafter.

Due to the fact that we were unable to generate sufficient cash flows from operations or obtain sufficient funding to sustain operations and debt service obligations, management and our board of directors determined that it was in the best interests of the stockholders to seek a strategic options. We hired advisors to explore strategic options, including, but not limited to, restructuring or refinancing our debt, seeking additional debt or equity capital investment, a sale or licensing transaction for of all or a portion of our assets, a combination of these, or other strategic transactions. We currently have no commitments to engage in any specific strategic transaction and there can be no assurance that we will be able to complete additional or alternative financings, business development transactions or other strategic alternatives. If we cannot continue as a viable entity, we may be required to seek relief under the U.S. Bankruptcy Code. There can be no guarantees that if we file for bankruptcy we will emerge from bankruptcy as a going concern or that holders of our common stock will receive any recovery from any bankruptcy proceedings.

If we do not complete a strategic transaction, or do not receive sufficient financing from other sources of equity or debt financings, we may be required to seek relief under the U.S. Bankruptcy Code. Even if we are successful in raising additional capital, we will require substantial additional financing to service our debt facilities and achieve our goals and a failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development or commercialization efforts.

If we do not complete a strategic transaction or receive sufficient financing from an equity or debt financing, we may be required to file for protection under the U.S. Bankruptcy Code.

Even if we are successful in resolving our immediately liquidity needs, we believe that we will continue to expend substantial resources for the foreseeable future as we continue the development and commercialization of IGALMI®, develop additional product candidates, if any, and launch clinical trials for such product candidates and pursue commercialization of product candidates, if approved. In addition, other unanticipated costs may arise. Because the outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of product candidates. Our costs will increase if we suffer any delays in our planned clinical trials for our current product candidates. We will need to raise additional funds to address our goals. Additional funds may not be available when we need them on terms that are acceptable to us, or at all.

We have identified conditions and events that raise substantial doubt regarding our ability to continue as a going concern.

As of June 30, 2026, we had $13.8 million in cash, cash equivalents and restricted cash. Based on our existing cash, cash equivalents and lack of current availability under our funding facilities, we do not believe we have sufficient cash on hand to support current operations and service our debt obligations for at least one year from the date of issuance of the audited consolidated financial statements appearing in this in this Quarterly Report. This condition raises substantial doubt about our ability to continue as a going concern for at least one year from the date that our financial statements for the three and six months ended June 30, 2026 are issued. In order to mitigate liquidity issues, we have undertaken the Clinical Reprioritization and other restructuring actions, and may, among other things, seek to raise capital through the issuance of common stock, or by restructuring, refinancing, and/or amending the terms of the Credit Agreement (including with respect to regulatory related events of default that do not contain a cure period) or pursue other strategic alternatives. However, such transactions may not be successful and we may not be able to raise additional equity and/or financing necessary to meet our obligations.

The Twelfth Amendment to our Credit Agreement (as defined below) contains, among other things, a covenant requiring that, on or prior to August 21, 2026 (extended from August 10, 2026, as was required under the Eleventh Amendment), we enter into definitive agreements with respect to one or more transactions acceptable to Lenders that (A) would result in the repayment of all loan and other obligations under the Credit Agreement or (B) is an alternative capital solutions transaction on terms and conditions acceptable to the Lenders. We currently have no commitments to engage in any specific strategic transaction and there can be no assurance that we will be able to complete additional or alternative financings, business development transactions or other strategic alternatives to satisfy the requirements under the Twelfth Amendment’s covenant.

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

Since our inception, we have incurred significant operating losses. Our net loss was $27.4 million and $26.4 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had a stockholders’ deficit of approximately $115.5 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We have only one product candidate approved for marketing in the U.S., none in any other jurisdiction, and may never receive approval beyond the one product approved to date. It could be several years, if ever, before we have a commercialized product that generates significant revenues through sales of IGALMI® or our product candidates, if approved. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses may increase in the long term as we:

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

Management believes that the Company’s cash, cash equivalents and restricted cash of $13.8 million as of June 30, 2026, will allow the Company to fund its operations and meet its liquidity requirements through the end of August 2026. There can be no assurance that we will be able to extend our cash runway.

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

As we continue our research and development activities, we will require additional resources to continue as a going concern. We can provide no assurance that we will successfully obtain additional resources to improve our financial condition. If we are unable to obtain necessary additional capital, we could be compelled to pursue alternative options, including, without limitation, implementing further workforce reductions, reducing or ceasing product development programs and advancement of our clinical trials and product candidates, selling our assets or seeking other strategic alternatives. Our board of directors is evaluating a range of strategic options to maximize shareholder value and advance the commercial and development plans for IGALMI, which may include, but are not limited to, a sale of the Company, a merger or other business combination, a collaboration, joint venture, royalty or license agreement of all or a portion of our assets, a recapitalization or other financing transaction, or continued execution of our standalone operating plan. We have not made a decision to pursue any specific transaction or strategic option, no set timetable has been established for the completion of this process, and there can be no assurance that the process will result in any transaction or other particular outcome. The process itself may be costly and time-consuming, may divert the attention of our management and the board of directors, may create uncertainty for our employees, collaborators and counterparties, and may cause volatility in the trading price of our common stock. Further, if we seek relief under the U.S. Bankruptcy Code, there can be no guarantees that we will emerge from bankruptcy as a going concern or that holders of our common stock will receive any recovery from any bankruptcy proceedings.

We have significant indebtedness and other contractual obligations that could impair our liquidity, restrict our ability to do business and thereby harm our business, results of operations and financial condition. We may not have sufficient cash flow from operations to satisfy our obligations under the Credit Agreement.

As of June 30, 2026, we had aggregate principal indebtedness of $107.2 million outstanding under our Credit Agreement and Guaranty (as amended, the “Credit Agreement”) by and among the Company, as the borrower, certain subsidiaries of the Company from time to time party thereto as subsidiary guarantors, the lenders party thereto (the “Lenders”), and Oaktree Fund Administration LLC (“OFA”) as administrative agent.

Restrictive covenants in the Credit Agreement place limits on our ability to conduct our business. The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions, subject to certain exceptions, including specific exceptions with respect to product commercialization and development activities. In addition, certain events, including receipt of a warning letter from the FDA, may constitute an event of default. We must also comply with certain covenants under the Credit Agreement, including a financial covenant that requires we maintain certain minimum cash liquidity amounts. In addition, certain events, including certain regulatory events and any “going concern” or similar qualification in a report of the Company’s independent registered public accountants relating to the Company’s annual financial statements (except for the years ended December 31, 2023, 2024 and 2025, which have been waived by the Lenders), constitute an event of default under the Credit Agreement.

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

We have only submitted one NDA to the FDA and have not submitted any similar marketing applications to comparable foreign authorities, for any product candidate. On January 14, 2026 we submitted a sNDA for label expansion of IGALMI® in the at-home setting based on the data from the successful SERENITY At-Home trial, we cannot be certain that our submission will be approved, or that our other product candidates currently in development, or any than may be developed in the future, will be successful in clinical trials or receive regulatory approval. During the sNDA review cycle, the FDA requested we modify the child-resistant feature of the primary package of IGALMI® for use in the at-home setting. We plan to submit a new proposed package design to the FDA in response to their feedback. We have no assurance that the FDA will accept our proposed package design in a timely manner or at all. Any delays in the FDA’s review, feedback or approval of our proposed package design could have a negative impact on the likelihood of receiving approval for our sNDA on the PDUFA target action date of November 14, 2026.

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

We plan to continue to commercialize IGALMI® sublingual film for the acute treatment of agitation associated with schizophrenia or bipolar I or II disorder, to be self-administered by patients under the supervision of a healthcare provider, which is our only approved product to date. However, in connection with the Clinical Reprioritization, we significantly reduced the resources devoted to commercialization of IGALMI ® and it is possible that will have adverse consequences on the revenue that we are able to generate from IGALMI®. Revenues for IGALMI® for the three and six months ended June 30, 2026 were $0.2 million and $0.4 million, respectively. If our commercial products do not gain market acceptance, we may not be able to fund future operations, including developing, testing and obtaining regulatory approval for an sNDA for other BXCL501 indications, including in the at-home setting for the acute treatment of agitation (non-daily) associated with dementia due to probable Alzheimer’s disease, or for other product candidates that it may develop. Our results of operations could be materially harmed if we are unable to successfully commercialize IGALMI® for any currently or additionally approved indications or any future product candidates that we may have approved.

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

On December 13, 2021, Regulation No 2021/2282 on Health Technology Assessment (“HTA”) amending Directive 2011/24/EU, was adopted. While the regulation entered into force in January 2022, it will only begin to apply from January 2025 onwards, with preparatory and implementation-related steps to take place in the interim. Once applicable, it will have a phased implementation depending on the concerned products. The regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products as well as certain high-risk medical devices, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-

clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

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

Our Chief Executive Officer and member of our board of directors, Vimal Mehta, Ph.D., is the Chief Executive Officer, President, Treasurer and Secretary and a member of the board of managers of BioXcel LLC and Chief Executive Officer, President, Treasurer and Secretary and the sole member of the board of directors of BioXcel Holdings, Inc. Additionally, as of June 30, 2026, Dr. Mehta, through his beneficial ownership of BioXcel LLC, beneficially owned approximately 1.5% of the Company. The management and ownership of BioXcel LLC by Dr. Mehta may create the appearance of conflicts of interest when Dr. Mehta is faced with decisions that could have different implications for BioXcel LLC than the decisions have for us, including decisions that relate to our Services Agreement and Contribution Agreement, as well as potential agreements relating to future product candidates and AI-related services or collaborations. Any perceived conflicts of interest resulting from investors questioning the independence of our management or the integrity of corporate governance procedures may materially affect our stock price and expose us to litigation risk.

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

As such, these third-party manufacturers will be required to comply with cGMPs, and other applicable laws and regulations. We have no control over the ability of these third parties to comply with these requirements, or to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or any other applicable regulatory authorities do not approve the facilities of these third parties for the manufacture of our other product candidates or any products that we may successfully develop, or if it withdraws any such approval, or if our suppliers or contract manufacturers decide they no longer want to supply or manufacture for us, we may need to find alternative manufacturing facilities, in which case we might not be able to identify manufacturers for clinical or commercial supply on acceptable terms, or at all. Any of these factors would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates and adversely affect our business. Currently, a manufacturing facility of our sole supplier of an active pharmaceutical ingredient used in the production of Dex is subject to an “official action indicated” (OAI) by the FDA related to cGMP requirements.  The OAI is not specifically related to the active pharmaceutical ingredient used in the production of Dex, but nonetheless the OAI could result in a delay or rejection by the FDA in connection with our Prescription Drug User Fee Act (“PDUFA”) target action date of November 14, 2026.

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

From the inception of the Company ATM Program in April 2025 through June 30, 2026, we sold 15,037,839 shares of our common stock under the Equity Distribution Agreement for aggregate gross proceeds of approximately $38.1 million.

The number of shares of common stock underlying our outstanding warrants is significant in relation to our outstanding common stock (25% as of August 11, 2026), which could have a negative effect on the market price of our common stock and make it more difficult for us to raise funds through future equity offerings. In the event these warrants are exercised, our stockholders will experience additional dilution. To the extent outstanding stock options or warrants are exercised, there would be further dilution to our existing stockholders, which could impact the price of our common stock. Any future issuances of equity securities, including under our existing “at-the-market” program or in connection with potential strategic transactions, would further dilute existing stockholders and could materially and adversely affect the market price of our common stock and our ability to raise additional capital on favorable terms.

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

Item 2. Unregistered Sales of Equity Securities, and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On August 12, 2026, the Board of the Company increased the size of the board of directors from eight (8) directors to nine (9) directors. Following the increase in the size of the Board, the Board appointed Susan Atkins  to serve as a member of the Board as an independent director of the Company, as defined under the applicable SEC rules and Nasdaq listing standards. Ms. Atkins was appointed as a Class III director, for a term expiring at the Company’s annual meeting of stockholders to be held in 2027, and until her successor is duly elected and qualified or her earlier death, disqualification, resignation or removal. There is no arrangement or understanding between Ms. Atkins and any other person pursuant to which Ms. Atkins was appointed as a director. There are no transactions in which Ms. Atkins has an interest requiring disclosure under Item 404(a) of Regulation S-K.

Ms. Atkins has over 40 years of experience leading complex corporate restructurings, with deep expertise in corporate finance, risk management, strategy, and governance. She previously served as Global Head of Wholesale Restructuring at JPMorgan Chase & Co. until September 2023. She currently serves as an independent director of several companies, including Jefferson Capital, Inc. (NASDAQ: JCAP). Ms. Atkins received a Bachelor of Science in Education at the University of Wisconsin-Madison and an MBA in Finance from the Carlson School of Management at the University of Minnesota. The Company believe Ms. Atkins’ extensive experience leading complex transactions, together with her expertise in corporate finance, make her well-qualified to serve as a member of our board of directors.

On August 12, 2026, Ms. Atkins and the Company entered into an Independent Director Agreement in connection with her appointment to serve as an independent director on the Company’s Board.   The agreement provides for compensation of $25,000 per calendar month, subject to a minimum four-month payment obligation, and options to purchase 17,000 shares of common stock under the Company’s non-employee director compensation program.  Ms. Atkins is also entitled to $5,000 per day for days on which she devotes more than four hours to activities outside normal director duties.  The agreement continues until termination of Ms. Atkins’s Board appointment under the Company’s governing documents and related resolutions, including automatic termination as a Class III director following the Company’s 2027 annual meeting of stockholders.

On August 12, 2026, Ms. Atkins and the Company also entered into an indemnification agreement, which is materially similar to Company’s standard indemnification agreement for directors and officers.

The foregoing description of Ms. Atkins’ Independent Director Agreement and indemnification agreement are summaries only and are qualified in their entirety by reference to the full text of such documents, filed herewith as Exhibits 10.4 and 10.5, which are incorporated herein by reference.

During the three months ended June 30, 2026, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation, as amended.	10-Q	001-38410	3.1	8/10/2021

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of BioXcel Therapeutics, Inc., as amended, dated June 10, 2024.	8-K	001-38410	3.1	6/12/2024

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of BioXcel Therapeutics, Inc.	8-K	001-38410	3.1	2/6/2025

3.4	Amended and Restated Bylaws.	8-K	001-38410	3.2	3/13/2018

4.1	Form of Accompanying Warrant issued March 11, 2026 Equity Distribution Agreement, by and between the Company and Canaccord Genuity LLC	8-K	001-38410	4.1	3/11/2026

4.2	Form of Pre-Funded Warrant issued March 11, 2026	8-K	001-38410	4.2	3/11/2026

4.3	Form of Placement Agent Warrant issued March 11, 2026	8-K	001-38410	4.3	3/11/2026

4.4	Form of New Warrant (warrant issued to the Lenders pursuant to the Ninth Amendment to Credit Agreement and Guaranty)	8-K	001-38410	4.1	4/17/2026

4.5	Form of Fourth Amended and Restated Registration Rights Agreement, dated as of April 15, 2026, by and among the Company and the Lenders party thereto	8-K	001-38410	4.2	4/17/2026

10.1	Tenth Amendment to Credit Agreement and Guaranty, dated as of July 3, 2026, by and among the Company, the lenders party thereto and Oaktree Fund Administration, LLC, as administrative agent	8-K	001-38410	10.1	7/6/2026

10.2	Eleventh Amendment to Credit Agreement and Guaranty, dated as of July 31, 2026, by and among the Company, the lenders party thereto and Oaktree Fund Administration, LLC, as administrative agent	8-K	001-38410	10.1	8/3/2026

10.3	Twelfth Amendment to Credit Agreement and Guaranty, dated as of August 10, 2026, by and among the Company, the lenders party thereto and Oaktree Fund Administration, LLC, as administrative agent	8-K	001-38410	10.1	8/11/2026

10.4	Independent Director Agreement between Susan Atkins and the Company					*

10.5	Indemnification Agreement between Susan Atkins and the Company					*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	Inline XBRL Instance Document					*
- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	*
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BioXcel Therapeutics, Inc.

Dated: August 13, 2026	By:
/s/ Vimal Mehta
Vimal Mehta
Chief Executive Officer
(Principal Executive Officer)

Dated: August 13, 2026	By:
/s/ Richard Steinhart
Richard Steinhart
Chief Financial Officer
(Principal Financial Officer)